Form 10-Q
period 2008-09-30
Mastech Holdings, Inc.
filed 2008-11-12
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-34099

MASTECH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	26-2753540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Commerce Drive, Suite 500 Pittsburgh, PA	15275
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (412) 787-2100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2008 was 3,606,717.

MASTECH HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except earnings per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$24,140	$25,609	$73,564	$78,933
Cost of revenues	19,622	20,179	59,348	61,813

Gross profit	4,518	5,430	14,216	17,120
Selling, general and administrative expenses	3,291	3,812	10,552	12,121

Income from operations	1,227	1,618	3,664	4,999
Interest income	28	21	56	63
Other income (expense), net	(18)	—	(51)	—

Income before income taxes	1,237	1,639	3,669	5,062
Income tax expense	75	247	436	767

Net income	$1,162	$1,392	$3,233	$4,295

Pro forma earnings per share:
Basic	$.32	$.39	$.90	$1.19

Diluted	$.32	$.39	$.90	$1.19

Weighted average common shares outstanding:
Basic	3,607	3,607	3,607	3,607

Diluted	3,607	3,607	3,607	3,607

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,777	$1,524
Accounts receivable, net of allowance for uncollectible accounts of $249 and $331, respectively	5,897	8,885
Unbilled receivables	5,345	2,559
Prepaid and other current assets	593	194
Deferred income taxes	88	289

Total current assets	16,700	13,451

Investment in unconsolidated affiliate	49	62

Equipment, enterprise software, and leasehold improvements, at cost
Equipment	1,347	1,280
Enterprise software	675	637
Leasehold improvements	488	488

	2,510	2,405
Less – accumulated depreciation	(2,209)	(1,980)

Net equipment, enterprise software, and leasehold improvements	301	425

Deferred income taxes	198	327

Total assets	$17,248	$14,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Payable due iGATE per separation agreement	$2,268	$—
Accounts payable	2,259	2,873
Accrued payroll and related costs	3,559	3,465
Other accrued liabilities	69	50
Deferred revenue	45	41

Total current liabilities	8,200	6,429

Commitments and contingencies	—	—

Total liabilities	8,200	6,429

Shareholders’ equity / invested equity:
iGATE’s net investment	—	7,836
Preferred stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 100,000,000 shares authorized and 3,606,717 shares outstanding as of September 30, 2008 and 2007	36	—
Additional paid-in capital	9,012	—

Total shareholders’ equity	9,048	7,836

Total liabilities and shareholders’ equity	$17,248	$14,265

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$3,233	$4,295
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	234	242
Bad debt expense	(7)	—
Deferred income taxes, net	129	(126)
Loss in unconsolidated affiliate	38	—
Working capital items:
Accounts receivable and unbilled receivables	209	(97)
Prepaid and other current assets	(198)	676
Accounts payable	(614)	261
Accrued payroll and related costs	94	(1,705)
Other accrued liabilities	20	(1,182)
Deferred revenue	4	10

Net cash flows provided by operating activities	3,142	2,374

INVESTING ACTIVITIES:
Capital expenditures	(111)	(98)
Investment in unconsolidated affiliate	(25)	—

Net cash flows used in investing activities	(136)	(98)

FINANCING ACTIVITIES:
Payable due iGATE per Separation Agreement	2,268	—
Transfers to Parent	(2,021)	(4,918)

Net cash flows provided by (used in) financing activities	247	(4,918)

Net change in cash and cash equivalents	3,253	(2,642)
Cash and cash equivalents, beginning of period	1,524	5,378

Cash and cash equivalents, end of period	$4,777	$2,736

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Unaudited)

1.	Formation of Mastech Holdings, Inc. and Basis of Presentation:

References in this Quarterly Report on 10-Q to “we”, “our”, “Mastech” or “the Company” refer collectively to Mastech Holdings, Inc. and wholly-owned operating subsidiaries, which are included in these Consolidated Financial Statements.

A. Formation of the Company

The spin-off of Mastech by iGATE Corporation (“iGATE” or the “Parent”) became effective on September 30, 2008, through a distribution of 100% of the common stock of the Company to the holders of record of iGATE’s common stock. iGATE shareholders received as a dividend, one share of common stock of Mastech for each fifteen shares of iGATE common stock held on September 16, 2008, the record date of the distribution. Accordingly, on September 30, 2008, Mastech had 3.6 million shares of common stock issued and outstanding.

B. Description of Business

We are a provider of IT and brokerage operations staffing services to large and medium-sized organizations. Our IT staffing business combines deep technical expertise with comprehensive business process experience to deliver a broad range of services within Business Intelligence / Data Warehousing; Service Oriented Architecture; Web Services; Enterprise Resource Planning & Customer Resource Management; and eBusiness Solutions segments. We provide our services across various industry verticals including: Automotive; Banking; Consumer Products; Education; Finance; Government; Healthcare; Insurance; Manufacturing; Pharmaceutical; Retail; Technology; Telecommunications; Transportation; and Utilities. The Company also provides recruitment and sourcing services to other staffing-industry clients through its RPO service business. In addition, our Brokerage Operations staffing business provides finance professionals to some of the nation’s largest financial institutions. Our consultants provide value-added services related to securities operations, such as trade reconciliation, general ledger balancing, and operations procedures and documentation.

C. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s 2007 combined financial statements and notes thereto filed with the Company’s Registration Statement on Form 10, as amended.

Our Financial Statements have been prepared on a “carve-out” basis from iGATE’s consolidated financial statements using the historical results of operations, assets and liabilities attributable to iGATE’s Professional Services business, including allocations of operating and income tax expenses from iGATE. Accordingly, historical Financial Statements represent the combined financial results of Mastech, Inc., Global Financial Services of Nevada, RPOworldwide, Inc., and Mastech Trademark Systems, Inc. All intercompany transactions and balances between entities included in our Financial Statements have been eliminated.

These Financial Statements may not be indicative of the Company’s future financial performance and may not reflect what our results of operations, financial position and cash flows would have been had the Company operated as an independent company during the periods presented.

iGATE historically provided certain corporate functions to the Company and costs associated with these functions have been allocated to the Company as disclosed herein in the notes to the Unaudited Condensed Consolidated Financial Statements. These functions included communications, insurance, benefit management, corporate finance and treasury, information technology, and regulatory and compliance. The costs of such services allocated to the Company, based on methodologies deemed to be reasonable by management, may not be indicative of the actual expense that would have been incurred had the Company been operating as an independent company for the periods presented. The charges for such functions are included in “selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations, herein. Additionally, prior to separation, the Company’s operating results have been included in iGATE’s consolidated U.S. tax return. Historically we have derived certain tax benefits as a result of being included in this consolidated return. As disclosed in the accompanying notes, as an independent company, we would not have access to such benefits and accordingly, our tax expense would increase from the amounts reported in the Condensed Consolidated Statements of Operations, herein.

The Company’s shareholders equity represents iGATE’s interest in the net assets of Mastech at the separation date, including any net income attributable to the Company prior to September 30, 2008. As of September 30, 2008 this invested equity has been classified as Common Stock, in an amount equal to the number of common shares outstanding, multiplied by the par value per share, and the remaining balance has been applied to additional paid-in capital in the Company’s Condensed Consolidated Balance Sheet.

2.	Income Taxes

The components of income before income taxes, as shown in the accompanying Condensed Consolidated Statements of Operations, consisted of the following for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Amounts in Thousands)		(Amounts in Thousands)
Income before income taxes:
Domestic	$1,237	$1,639	$3,669	$5,062
Foreign	—	—	—	—

Income before income taxes	$1,237	$1,639	$3,669	$5,062

The provision for income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Amounts in Thousands)		(Amounts in Thousands)
Current provision:
Federal	$(125)	$(387)	$176	$(86)
State	47	81	169	388

Total current provision (benefit)	$(78)	$(306)	$345	$302

Deferred (benefit):
Federal	342	482	288	405
State	(189)	71	(197)	60

Total deferred (benefit)	153	553	91	465

Total provision for income taxes	$75	$247	$436	$767

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three and nine months ended September 30, 2008 and 2007, respectively, were as follows:

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
Income taxes computed at the federal statutory rate	$433	35.0%	$574	35.0%
State income taxes, net of federal tax benefit	28	2.3	52	3.2
Parent expense allocation*	(390)	(31.5)	(412)	(25.1)
Other — net	4	0.3	33	2.0

	$75	6.1%	$247	15.1%

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
Income taxes computed at the federal statutory rate	$1,284	35.0%	$1,772	35.0%
State income taxes, net of federal tax benefit	105	2.9	252	5.0
Parent expense allocation*	(964)	(26.3)	(1,317)	(26.0)
Other — net	11	0.3	60	1.1

	$436	11.9%	$767	15.1%

*	This income tax benefit relates to parent expenses allocated to the Company for tax purposes, which are in excess of parent expense allocations disclosed in Note 7 below.

3.	Employee Benefit Plan

Effective with the distribution, the Company established an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) that covers substantially all U.S. based salaried employees. Eligible employees may contribute up to 15% of eligible compensation, subject to limits in the Code. The Retirement Plan does not provide for any Company matching contributions.

4.	Mastech Stock Incentive Plan

Effective with the distribution, the Company adopted a Stock Incentive Plan (the “Plan”). The Plan provides that up to 800,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. Effective of as the distribution date approximately 189,000 stock options were granted under the plan, as described in Note 5. No stock appreciation rights, performance shares, or stock awards were granted as of September 30, 2008. The Plan expires by its terms on September 30, 2018.

5.	Stock Based Compensation

Prior to the separation, the Company’s employees participated in the iGATE’s stock based compensation plans and accordingly has recognized compensation expense related to grants awarded to the Company’s employees. For the three months ended September 30, 2008 and 2007, this equity-based compensation expense was $93,000 and $177,000, respectively. For the nine months ended September 30, 2008 and 2007, equity-based compensation expense was $169,000 and $522,000, respectively. Expense related to the 2008 periods were impacted by expense reversals related to (a) performance grants in which the performance objectives were not met and (b) the cancellation of certain performance grants on September 30, in accordance our Separation and Distribution Agreement with iGATE.

At the distribution date, each unvested iGATE stock option held by a person who was an employee of the Company immediately after the spin-off transaction received substituted options to purchase Mastech common stock with the same term date, vesting schedule and intrinsic value that existed with respect to such iGATE stock option at the distribution date. Accordingly, on October 1, 2008 the Company granted 189,000 Mastech stock options as substitution for existing unvested iGATE stock options.

6.	Separation Payment Due iGATE

In accordance with the provisions described in the Company’s Separation and Distribution Agreement with iGATE, Mastech’s cash balance at the distribution date shall be adjusted, so that the Company’s working capital would total $8.5 million. As of September 30, 2008, working capital was $10.8 million before consideration of this separation adjustment. Accordingly, we have recorded on our September 30, 2008 balance sheet a payable due iGATE of $2.3 million, which represents the portion of our cash balance that belongs to iGATE in accordance with this arrangement. This amount due will be transferred to iGATE during fourth quarter 2008.

7.	Transactions with Parent and its affiliates

Prior to separation, the Company engaged in the following transactions with its parent, iGATE Corporation and its affiliate, iGATE Global Solutions, as indicated below:

Cash Transfers between the Company and the Parent

The Company transferred excess funds to and received required funds from parent, on an ongoing basis. For the three months ended September 30, 2008 and 2007, net cash transfers to iGATE totaled $4.7 million and $1.3 million, respectively. For the nine months ended September 30, 2008 and September 30, 2007, the Company transferred funds to its parent totaling $2.0 million and $4.9 million, respectively. Apart from the separation payment due to the parent, the Company does not anticipate any future fund transfers between itself and parent.

Sublease with the Parent

The Company has entered into a sublease arrangement for office space with parent that runs through April 30, 2009. The Company paid rent under this sublease of $71,000 for the three months ended September 30, 2008 and 2007 and $213,000 for the nine months ended September 30, 2008 and 2007, respectively.

Shared Services with the Parent

The Company’s employees participated in several of parent’s benefit plans, including healthcare, 401K and stock compensation plans. The cost of services provided to the Company’s employees are included in the Condensed Consolidated Statement of Operations and totaled $529,000 for the three months ended September 30, 2008 and $794,000 for the three months ended September 30, 2007. The cost of these services totaled $2.1 million and $2.3 million for the nine months ended September 30, 2008 and 2007, respectively.

In addition to charges related to specific coverage’s under parent Plan’s, the Company is charged an allocation related to parent’s general and administrative expenses. These allocations totaled $247,000 for the three months ended September 30, 2008 and $377,000 for the three months ended September 30, 2007. For the nine months ended September 30, 2008 and 2007, the allocations totaled $806,000 and $1.1 million, respectively.

Tax allocations made by the Parent

The Company files its federal income taxes as part of the parent’s consolidated U.S. tax return. Accordingly, the Company’s federal tax liability is paid to the parent, which totaled $217,000 for the three months ended September 30, 2008 and $95,000 for the three months ended September 30, 2007. For the nine months ended September 30, 2008 and 2007, the tax liability paid to the Parent totaled $464,000 and $319,000, respectively.

Transactions with the Parent’s affiliate

iGATE Global Solutions (parent affiliate) provides the Company with offshore contractors, IT support services, and office space in Fremont, California. These services are provided under negotiated agreements between the parties. For the three months ended September 30, 2008 and 2007, the Company incurred cost associated with these services totaling $696,000 and $845,000, respectively. For the nine months ended September 30, 2008 and 2007, the Company incurred cost associated with these services totaling $2.4 million and $2.3 million, respectively.

The Company provides iGATE Global Solutions with IT consultants from time-to-time on a negotiated basis. For the three months ended September 30, 2008 and 2007, the Company recognized revenues from these services of $26,000 and $181,000, respectively. For the nine months ended September 30, 2008 and 2007, the Company recognized revenues from these services of $110,000 and $352,000, respectively.

Accounts Receivable and Accounts Payable with Parent and its affiliate

At September 30, 2008 and 2007, the Company had included in its Accounts Receivable balance $175,000 and $12,000 due from parent and its affiliate, respectively. At September 30, 2008 and 2007, the Company had included in its Accounts Payable balance $70,000 and $385,000 owed to parent and its affiliate, respectively.

8.	Revenue Concentration

For the three months ending September 30, 2008, we had three clients that exceeded 10% of total revenue (15.1%, 12.8% and 11.3%) as compared to two clients for the three month period ending September 30, 2007 (12.9% and 12.9%). For the nine month period ending September 30, 2008, we had three clients that exceeded 10% of total revenues (14.7%, 12.9% and 10%) as compared to two clients during the same period in 2007 (14.5% and 12.9%).

The Company’s top 10 clients represented approximately 65% and 62% of total revenues for the nine months ended September 30, 2008 and 2007, respectively.

9.	Restructuring Charge

The Company incurred $180,000 of severance expense related to restructuring initiatives for the three months ended March 31, 2008. Accordingly, these costs are included as selling, general and administrative expense in the Company’s Condensed Consolidated Statement of Operations for the nine months ending September 30, 2008.

10.	Commitments and Contingencies

The Company rents certain office space and equipment under noncancelable operating leases which provide for future minimum rental payments. As of September 30, 2008, there have been no material changes to the amounts disclosed in our Registration Statement on Form 10, as amended, related to operating lease commitments.

In the ordinary course of our business, the Company is involved in a number of lawsuits and administrative proceedings. While uncertainties are inherent in the final outcome of these matters, the Company’s management believes, after consultation with legal counsel, that the disposition of these proceedings should not have a material adverse effect on our financial position, results of operations or cash flows.

11.	Pro Forma Earnings Per Share Information

On September 30, 2008, Mastech common stock was distributed by way of a pro rata dividend to iGATE shareholders. The dividend represented 100% of the issued and outstanding common stock of Mastech at the time of the distribution. iGATE shareholders received one share of Mastech common stock for every fifteen shares of iGATE common stock owned on September 16, 2008, the record date of the distribution. After the distribution, the Company had 3.6 million of common stock issued and outstanding.

This outstanding share amount of 3.6 million is being utilized to calculate basic and diluted pro forma earnings per share for all periods presented. There were no Common Stock equivalents outstanding during all periods presented.

12.	Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP EITF 03-6-1 which requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalent to be treated as participating securities as defined in EITF Issue No. 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128”, and therefore included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings Per Share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, all previously reported EPS data (including interim financial statements, summaries of earnings, and selected financial data) should be adjusted retrospectively to conform with the requirements of FSP. The Company is evaluating the impact that the adoption of FSP No. FAS 142-3 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. We do not expect that the adoption of SFAS No. 162 will have a material impact on our financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” We are required to adopt FSP No. FAS 142-3 for fiscal years beginning after December 15, 2008. We do not expect that the adoption of SFAS No. 142-3 will have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”. SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows, SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We do not expect that the adoption of SFAS No. 161 will have a material impact on our financial statements.

In December 2007, the Financial Accounting Standards Board issued SFAS 141R, “Business Combinations”. SFAS 141R replaces SFAS 141, “Business Combinations” and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. We are currently evaluating the impact of adopting this statement on our Consolidated Financial Statements.

13.	Subsequent Event – Revolving Credit Facility

On October 15, 2008, the Company entered into a three-year, $10 million revolving credit facility with PNC Bank. Borrowings under this facility will be limited to a borrowing base that consists of the sum of 85% of eligible accounts receivable, plus 50% of eligible unbilled accounts. Interest on borrowings will equal, at the Company’s election, either a) the higher of the prime rate or the federal funds rate plus 0.50%, plus an applicable margin; or b) LIBOR plus an applicable margin. The applicable margin is between 1.25% and 1.75% based on the amount borrowed under the facility. A 20 basis-point per annum commitment fee on the unused portion of the facility will be charged and due quarterly in arrears.

The facility is secured by pledges of and first priority perfected security interest in substantially all of the Company’s assets. The agreement contains standard covenants, including but not limited to, covenants related to minimum tangible net worth; total debt to EBITDA; EBIT to interest expense; and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, assets sales, and mergers and acquisitions.

The Company intends to use this facility for working capital purposes and to support future growth opportunities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited combined financial statements and accompanying notes for year ended December 31, 2007, our unaudited combined financial statements for the six months ended June 30, 2008, and pro forma combined financial data included in our Registration Statement on Form 10, as amended.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about future events, future performance, plans, strategies, expectations, prospects, competitive environment and regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words, “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend” or the negative of these terms or similar expressions in this quarterly report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors”, “Forward-Looking Statements” and elsewhere in our Registration Statement on Form 10, as amended filed with the SEC on September 11, 2008. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update forward-looking statements and the estimates and assumptions associated with them, after the date of this quarterly report on Form 10-Q, except to the extent required by applicable securities laws.

Website Access to SEC Reports:

The Company’s website is www.mastech.com. The Company’s Form 10, as amended, current reports on Form 8-K and all other reports filed with the SEC, are available free of charge on the Investor Relations page. The website is updated as soon as reasonably practical after such reports are filed electronically with the SEC.

Overview:

We are a provider of IT and brokerage operations staffing services to large and medium-sized organizations. From July 1986 through September 2008, we conducted our business as subsidiaries of iGATE Corporation. We do not sell, lease or otherwise market computer software or hardware, and 100% of our revenue is derived from the sale of staffing services.

Our IT staffing business combines deep technical expertise with comprehensive business process experience to deliver a broad range of services within Business Intelligence / Data Warehousing; Service Oriented Architecture; Web Services; Enterprise Resource Planning & Customer Resource Management; and eBusiness Solutions segments. We provide our services across various industry verticals including: Automotive; Banking; Consumer Products; Education; Finance; Government; Healthcare; Insurance; Manufacturing; Pharmaceutical; Retail; Technology; Telecommunications; Transportation; and Utilities. The Company also provides recruitment and sourcing services to other staffing-industry clients through its RPO service business. This offering capitalizes on our low-cost offshore recruitment centers by providing clients a cost effective way of supplementing their existing recruiting capabilities.

Our Brokerage Operations staffing business provides finance professionals to some of the nation’s largest financial institutions. Our consultants provide value-added services related to securities operations, such as trade reconciliation, general ledger balancing and operations procedures and documentation.

The Company operates as a single reportable segment in accordance with FAS-131. Accordingly, no segment related disclosures are presented. However, the Company tracks and evaluates its revenues and gross profits by four distinct sales channels: Wholesale IT; Retail IT; Brokerage Operations and Permanent Placements / Fees. Our Wholesale IT channel consists of system integrators and other IT staffing firms with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. Our Retail IT channel focuses on clients that are end-users of IT staffing services. Within the retail channel are end-user clients that have retained a third party to provide vendor management services, commonly known in the industry as Managed Service Providers.

Critical Accounting Policies:

Our critical accounting policies are described in Note 1 “Summary of Significant Accounting Policies” of the notes to our audited combined financial statements for the year ended December 31, 2007, included with our Registration Statement on Form 10, as amended.

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. During periods of contracting employment and slowing economic growth, demand for our services tends to decrease. As the economy has slowed during the last half of 2007 and throughout 2008, we have seen less demand for our staffing services. We have also seen accelerating pricing pressures with respect to resources deployed, which has resulted in lower gross margins. We believe that this trend is likely to continue until economic growth in the U.S. rebounds.

In addition to tracking general U.S. economic conditions, a large portion of our revenues are generated from a limited number of clients. Accordingly, our trends and outlook are impacted by the prospects and well-being of these specific clients. This “account concentration” factor may result in our results of operations deviating from the prevailing U.S. economic trends from time to time.

In recent years, a larger portion of our revenues have come from our wholesale IT sales channel which consists largely of strategic relationships with systems integrators and other staffing organizations. This channel tends to carry lower gross margins, but provides higher volume opportunities. Should this trend in our business mix continue, it is likely that our overall gross margins will decline. Within our retail sales channel, many larger users of IT staffing services are employing Managed Service Providers (“MSP”) to manage their contractor spending in an effort to drive down overall costs. The impact of this shift towards the MSP model has been lower gross margins. Should this trend towards utilizing the MSP model continue, it is likely that our gross margins will be pressured in the future. Our belief, based on industry trends, is that a larger portion of our retail channel will consist of MSP clients going forward.

Results of Operations for the Three Months Ended September 30, 2008 as Compared to the Three Months Ended September 30, 2007:

Revenues:

Revenues for the three months ended September 30, 2008 were $24.1 million, compared to $25.6 million for the corresponding three month period in 2007. This 5.7% year-over-year decline reflected sluggish demand for IT staffing services, partially offset by an increase in brokerage operations staffing services. Billable headcount at September 30, 2008 totaled 620 consultants compared to 673 consultants one year earlier. Our brokerage operations business increased its billable headcount from a year earlier despite a challenging economic environment. This increase was largely the result of a large project award from a major financial institution.

Below is a tabular presentation of revenues by sales channels for the three months ended September 30, 2008 and 2007, respectively:

Revenues (Amounts in millions)	Three months ended September 30, 2008	Three months ended September 30, 2007
Wholesale IT Channel	$11.6	$12.8
Retail IT Channel	9.4	10.5
Brokerage Operations	3.1	2.2
Permanent Placements / Fees	—	0.1

Total revenues	$24.1	$25.6

Revenues from our wholesale IT channel declined in the 2008 period compared to the 2007 period by 9.3%, largely due to declines from several system integrator clients. Retail IT channel revenues were down 10.2% during the 2008 period, lead by declines at many of our financial services clients. Brokerage operations revenues were up significantly in 2008 compared to the corresponding 2007 period due to a steady increase in billable hours over the last nine months on a major assignment. Permanent placement / fee revenues were down approximately $100,000 in the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

During the three months ended September 30, 2008 we had three clients that exceeded 10% of total revenues (15.1%; 12.8% and 11.3%). During the three months ended September 30, 2007, we had two clients that exceeded 10% of total revenues (12.9% and 12.9%). For the 2008 three month period, our top ten clients represented approximately 67% of total revenues compared to 63% of total revenues in the corresponding 2007 period.

Gross Margin:

Gross profit as a percentage of revenue decreased to 18.7% for the three month period ending September 30, 2008 compared to 21.2% for the three month period a year earlier. This gross margin performance reflects slowing economic conditions in the United States during the second half of 2007 and 2008 to date, in addition to an unfavorable channel mix over the last twelve months and initiatives on the part of clients to hold bill rates firm.

Below is a tabular presentation of gross margin by sales channel for the three months ended September 30, 2008 and 2007, respectively:

Gross Margin	Three months ended September 30, 2008	Three months ended September 30, 2007
Wholesale IT Channel	18.6%	20.4%
Retail IT Channel	19.5	22.5
Brokerage Operations	15.2	15.2
Permanent Placements / Fees	100.0	100.0

Total gross margin	18.7%	21.2%

Gross margin declines in both of our IT channels have been fueled by competitive pricing pressures on new assignments and a push by clients to hold bill rates firm on existing assignments. This situation, combined with an unfavorable channel mix over the last twelve months, has resulted in a 250 basis point decline in overall gross margins.

Wholesale IT channel gross margin declined by 180 basis points in the 2008 period compared to 2007 led by significant declines from IT staffing clients. In our retail IT channel, gross margin declined by 300 basis points in the 2008 period compared to 2007. Much of this decrease is attributable to clients, who have aggressively sought reductions in bill rates on existing assignments over the last several quarters of 2008. Brokerage operations margin was flat for the three months ended September 30, 2008 compared to 2007.

Operating Expenses:

Operating expenses for the three months ended September 30, 2008 totaled $3.3 million, or 13.6% of revenues compared to $3.8 million or 14.9% of revenues for the three months ended September 30, 2007. This $0.5 million decline in operating expenses in the 2008 period was due to the following:

•	Sales expense decrease by $0.1 million largely due to lower commissions, and management bonuses.

•

Recruiting expense decrease by $0.2 million as operating efficiencies related to our global recruitment center improved during the third quarter of 2008 and we were able to reduce staff to support lower activity levels.

•

General and administrative expense declined $0.2 million due to lower 123R compensation expense related to performance share awards which were cancelled in accordance with the Separation and Distribution Agreement with iGATE and lower management bonuses.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended September 30, 2008 consisted of $28,000 of interest income generated on excess cash balances; a $12,000 loss on a joint venture in which we have a 50% ownership interest; and foreign exchange losses of $6,000. For the three months ended September 30, 2007, the only Other Income / (Expense) element was interest income generated on excess cash balances of $21,000.

Income Tax Expense:

Income tax expense for the three months ended September 30, 2008 was $75,000, representing an effective tax rate on pre-tax income of 6.1%, compared to $247,000, which represented a 15.1% effective tax rate on pre-tax income for the three months ended September 30, 2007. As disclosed in the accompanying notes to our Financial Statements herein, we have historically derived certain tax benefits as a result of being included in the iGATE consolidated U.S. tax return. During the three months ended September 30, 2008 and 2007, these benefits totaled $390,000 and $412,000, respectively. Excluding these benefits, which would not be available to us as a stand-alone company, our effective tax rate would have been 37.6% for the three months ended September 30, 2008 and 40.2% for the three months ended September 30, 2007.

Results of Operations for the Nine Months Ended September 30, 2008 as Compared to the Nine Months Ended September 30, 2007:

Revenues:

Revenues for the nine months ended September 30, 2008 totaled $73.6 million compared to $78.9 million for the corresponding nine month period in 2007. This 6.8% year-over-year decline reflects sluggish demand for IT staffing services, partially offset by an increase in brokerage operation services revenues.

Below is a tabular presentation of revenues by sales channel for the nine months ended September 30, 2008 and 2007, respectively:

Revenues (Amounts in millions)	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Wholesale IT Channel	$35.8	$41.5
Retail IT Channel	29.2	31.3
Brokerage Operations	8.3	5.8
Permanent Placements / Fees	0.3	0.3

Total revenues	$73.6	$78.9

Revenues from our Wholesale IT channel declined in the 2008 period compared to 2007 by 13.7%. Declines from several systems integrator clients were largely responsible for this year-over-year variance. The wholesale channel tends to be more sensitive to changing economic conditions as clients in this channel quickly adjust their ratio of sub-vendor consultants employed in response to changing conditions. Retail IT channel revenues were down 6.8% in the 2008 period compared to 2007. Declines in this channel were due to lower revenues from financial services clients. Brokerage operations revenues were up 42.5% in 2008, largely due to an increase in billable hours on a large assignment awarded in early 2008. Permanent placement / fee revenues were flat in 2008 compared to 2007 and represented less than 0.5% of total revenues in both periods.

During the nine months ended September 30, 2008, we had three clients that exceeded 10% of total revenues (14.7%; 12.9% and 10.0%). During the nine months ended September 30, 2007, we had two clients that exceeded 10% of total revenues (14.5% and 12.9%). For the 2008 period, our top ten clients represented approximately 65% of total revenues compared to 62% in the corresponding 2007 period.

Gross Margin:

Gross profit as a percentage of revenue decreased to 19.3% for the nine month period ended September 30, 2008 compared to 21.7% for the nine month period a year earlier. Our gross margin trend line has been down over the last five quarters as weakening economic conditions in the U.S. continue to cause the escalation of pricing pressures.

Below is a tabular presentation of gross margin by sales channel for the nine months ended September 30, 2008 and 2007, respectively:

Gross Margin	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Wholesale IT Channel	18.6%	21.3%
Retail IT Channel	20.5	22.6
Brokerage Operations	15.2	15.1
Permanent Placements / Fees	100.0	100.0

Total gross margin	19.3%	21.7%

Wholesale IT channel gross margin declined by 270 basis points in the 2008 nine month period compared to 2007. Client reluctance to grant bill rate increases on existing projects continued to pressure margins during much of 2008. Additionally, pricing pressures from IT staffing clients for new assignments continue to accelerate as the U.S. economy slows. In our Retail IT channel, gross margin declined by 210 basis points in the 2008 period. Much of this decline is attributable to MSP clients who have aggressively pushed providers for bill rate reductions. Our brokerage operations margin improved slightly in the 2008 period compared to the corresponding 2007 period as revenue levels increased.

Operating Expenses:

Operating expenses for the nine months ended September 30, 2008 totaled $10.6 million or 14.3% of revenues, compared to $12.1 million or 15.4% of revenues for the nine months ended September 30, 2007. This $1.5 million decline in operating expenses in the 2008 period was due to the following:

•	Sales expense decreased by $0.5 million largely due to lower commissions, management bonuses and travel expenses.

•

Recruiting expense declined by $0.4 million due to 1) lower H1B Visa processing fees; 2) staff reductions due to lower activity levels; and 3) operating efficiency improvements related to our global recruitment centers.

•

General and administrative expense was lower by $0.6 million due to 1) lower 123R compensation expense of $0.3 million related to stock performance grants that were cancelled; 2) 2007 legal expenses of $0.2 million related to a lawsuit settlement and 3) lower management bonuses of approximately $0.1 million.

Other Income / (Expense) Components:

Other Income / (Expense) for the nine months ended September 30, 2008 consisted of $56,000 of interest income generated on excess cash balances; a $38,000 loss on a joint venture in which we have a 50% ownership interest; and foreign exchange losses of $13,000. For the nine months ended September 30, 2007, the only Other Income / (Expense) element was interest income generated on excess cash balances of $63,000.

Income Tax Expense:

Income tax expense for the nine months ended September 30, 2008 was $436,000, representing an effective tax rate on pre-tax income of 11.9%, compared to $767,000, which represented a 15.1% effective tax rate on pre-tax income for the nine months ended September 30, 2007. As disclosed in the accompanying notes to our Financial Statements herein, we have historically derived certain tax benefits as a result of being included in the iGATE consolidated U.S. tax return. During the nine months ended September 30, 2008 and 2007, these benefits totaled $964,000 and $1.3 million, respectively. Excluding these benefits, which would not be available to us as a stand-alone company, our effective tax rate would have been 38.2% for the nine months ended September 30, 2008 and 41.1% for the nine months ended September 30, 2007.

Liquidity and Capital Resources:

Historically, we have funded our business needs with cash generated from operating activities. Cash generated by us prior to our separation from iGATE will be retained by iGATE in accordance with the Separation and Distribution Agreement. Our adjusted cash balance at the September 30, 2008 separation date, after consideration given to the working capital formula disclosed in the Separation and Distribution Agreement, will be approximately $2.5 million. Accordingly, $2.3 million of our cash balance reported on our September 30, 2008 balance sheet will be transferred to iGATE. We believe that our cash balance, after this transfer, is sufficient to support short-term working capital and capital expenditure needs.

In addition to this cash balance, we have secured a $10 million revolving credit facility from PNC Bank. This three-year facility, which is more fully described in the notes to the Financial Statements herein, will provide the Company with financial flexibility to support future growth opportunities.

At September 30, 2008, the Company had working capital of $8.5 million, including cash and cash equivalents of $2.5 million after considering the pending cash transfer to iGATE. Our accounts receivable “days sales outstanding” measurement at the end of the quarter totaled 44 days. At September 30, 2007, accounts receivable “days sales outstanding” were 49 days.

Cash flows provided by (used in) operating activities:

Cash provided by operating activities for the nine months ended September 30, 2008 totaled $3.1 million compared to $2.4 million during the nine month period ended September 30, 2007. Factors contributing to cash flows during the 2008 period included net income of $3.2 million and non-cash charges of $394,000, partially offset by an increase in operating working capital of $485,000. The operating working capital increase largely related to reductions in accounts payable balances at month-end. During the nine months ended September 20, 2007, factors contributing to cash flows included net income of $4.3 million and non-cash charges of $116,000, partially offset by an increase in operating working capital of $2.0 million. The operating working capital increase in the 2007 period reflected a $1.1 million payment to settle a pending lawsuit, which was reserved for in 2006, and a decline in accrued payrolls and related costs, largely payroll time-cycle related.

Cash flows provided by (used in) investing activities:

Cash used in investing activities for the nine months ended September 30, 2008 totaled $136,000 compared to $98,000 for the nine months ended a year earlier. Capital expenditures related to maintenance-type items accounted for most of both periods’ cash needs. The 2008 period included a $25,000 investment in a joint venture.

Cash flows provided by (used in) financing activities:

Prior to our separation from iGATE, our excess cash balances were transferred to iGATE on a regular basis and iGATE would fund our cash needs as required. During the nine months ended September 30, 2008 we had net cash transfers to iGATE of $2.0 million, compared to net cash transfers of $4.9 million for the nine months ended September 20, 2007. In addition to these transfers, we will transfer to iGATE approximately $2.3 million of our September 30, 2008 cash balance in accordance with our Separation and Distribution Agreement. This cash transfer will complete the asset and liability distribution from iGATE.

Contractual Obligations and Off-Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements.

As of September 30, 2008, there have been no material changes to the amounts disclosed in our Registration Statement on Form 10, as amended, related to operating lease commitments.

Inflation:

We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and, whenever possible, seeking to insure that billing rates are adjusted periodically to reflect increases in costs due to inflation.

Seasonality:

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies. Accordingly, we generally have lower utilization rates and higher benefit costs during the fourth quarter.

Effect of Recent Accounting Pronouncements:

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP EITF 03-6-1 which requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalent to be treated as participating securities as defined in EITF Issue No. 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128”, and therefore included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings Per Share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, all previously reported EPS data (including interim financial statements, summaries of earnings, and selected financial data) should be adjusted retrospectively to conform with the requirements of FSP. The Company is evaluating the impact that the adoption of FSP No. FAS 142-3 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principle”. We do not expect that the adoption of SFAS No. 162 will have a material impact on our financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. We are required to adopt FSP No. FAS 142-3 for fiscal years beginning after December 15, 2008. We do not expect that the adoption of SFAS No. 142-3 will have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”. SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We do not expect that the adoption of SFAS No. 161 will have a material impact on our financial statements.

In December 2007, the Financial Accounting Standards Board issued SFAS 141R, “Business Combinations”. SFAS 141R replaces SFAS 141, “Business Combinations” and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. We are currently evaluating the impact of adopting this statement on our Consolidated Financial Statements.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash equivalents and short-term investments are invested in highly liquid securities such as money market funds, treasury notes and certain corporate bonds with maturities of one-year or less. These securities are generally classified as cash equivalents or securities available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss) net of tax.

Our cash flow and earnings are subject to fluctuations due to exchange rate variation. Foreign currency risk exists by nature of our global recruitment centers. However, exposure to currency risk is not viewed to be material and, accordingly, we do not have any exchange rate hedges in place.

ITEM 4T:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that as of September 30, 2008, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and, (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our principle executive and principle financial officers, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting:

Historically, we have relied on certain financial information, administrative and other resources of iGATE to operate our business including portions of corporate communications, regulatory, investor relations, corporate controller, internal audit, Sarbanes Oxley compliance, information technology and legal compliance. In conjunction with our separation from iGATE, we are enhancing our own financial, administrative, investor relations and other support systems. We are also refining our accounting and auditing policies on a stand-alone basis.

Other than those noted above, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of our business, we are involved in a number of lawsuits and administrative proceedings. While uncertainties are inherent in the final outcome of these matters, management believes, after consultation with legal counsel, that the disposition of these proceedings should not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Registration Statement on Form 10, as amended, filed with the SEC on September 11, 2008.

ITEM 6.	EXHIBITS

(a)	Exhibits

2.1	Separation and Distribution Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 (previously filed as Exhibit 2.1 to Mastech’s Form 8-K, dated October 1, 2008).

3.1	Articles of Incorporation of Mastech Holdings, Inc. (previously filed as Exhibit 3.1 to Registration Statement on Form 10, dated July 23, 2008).

3.2	Amended and Restated By-Laws of Mastech Holdings, Inc. (previously filed as Exhibit 3.1 to Mastech’s Form 8-K, dated October 1, 2008).

10.1	Transition Services Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 (previously filed as Exhibit 10.1 to Mastech’s Form 8-K, dated October 1, 2008).

10.2	Employee Matters Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 (previously filed as Exhibit 10.2 to Mastech’s Form 8-K, dated October 1, 2008).

10.3	Tax Sharing Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 (previously filed as Exhibit 10.3 to Mastech’s Form 8-K, dated October 1, 2008).

10.4	Mastech Holdings, Inc. Stock Incentive Plan (previously filed as Exhibit 10.4 to Mastech’s Form 8-K, dated October 1, 2008).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of November, 2008.

MASTECH HOLDINGS, INC.

November 12, 2008	/S/ STEVEN J. SHANGOLD
Steven J. Shangold
Chief Executive Officer

/S/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer

EXHIBIT INDEX

2.1	Separation and Distribution Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 (previously filed as Exhibit 2.1 to Mastech’s Form 8-K, dated October 1, 2008).

3.1	Articles of Incorporation of Mastech Holdings, Inc. (previously filed as Exhibit 3.1 to Registration Statement on Form 10, dated July 23, 2008).

3.2	Amended and Restated By-Laws of Mastech Holdings, Inc. (previously filed as Exhibit 3.1 to Mastech’s Form 8-K, dated October 1, 2008).

10.1	Transition Services Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 (previously filed as Exhibit 10.1 to Mastech’s Form 8-K, dated October 1, 2008).

10.2	Employee Matters Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 (previously filed as Exhibit 10.2 to Mastech’s Form 8-K, dated October 1, 2008).

10.3	Tax Sharing Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 (previously filed as Exhibit 10.3 to Mastech’s Form 8-K, dated October 1, 2008).

10.4	Mastech Holdings, Inc. Stock Incentive Plan (previously filed as Exhibit 10.4 to Mastech’s Form 8-K, dated October 1, 2008).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.