Form 10-K
period 2008-12-31
Mastech Holdings, Inc.
filed 2009-03-19
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-34099

MASTECH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	26-2753540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Commerce Drive, Suite 500 Pittsburgh, PA	15275
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (412) 787-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.01 par value	NYSE Alternext

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The voting stock of the registrant was not traded publicly as of June 30, 2008.

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of February 27, 2009 was 3,606,717 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for May 14, 2009 to be filed with the Commission are incorporated by reference into Part III of this report.

MASTECH HOLDINGS, INC.

2008 FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains statements that are not historical facts and that constitute “forward looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risk, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects”, “intends”, “anticipates”, “believes”, “estimates”, “assumes”, “projects” and similar expressions are intended to identify such forward-looking statements. You should not rely solely on the forward-looking statements and should consider all uncertainties and risk throughout this Annual Report on Form 10-K, including those described under “Risk Factors”. These statements are based on information currently available, and we undertake no obligation to update any forward-looking statement as circumstances change.

Factors or events that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

•	changes in general U.S. economic conditions and economic conditions in the industries in which we operate;

•	our ability to retain existing clients and obtain new clients;

•	changes in competitive conditions;

•	our ability to introduce new service offerings;

•	availability of skilled technical employees;

•	technological changes;

•	changes in accounting standards, rules and interpretations;

•	changes in immigration laws, patterns and other factors related to visa holders;

•	liabilities and unanticipated developments resulting from litigations, regulatory investigations and similar matters;

•	changes in U.S. laws, rules and regulations, including the Internal Revenue Code;

•	the impact of new acquisitions;

•	management’s ability to identify and manage risks; and

•	adverse consequences related to our recent spin-off from iGATE.

ITEM 1.	BUSINESS

Overview

Mastech Holdings, Inc. (referred to in this report as “Mastech”, the “Company”, “us”, “our” or “we”) is a provider of information technology and brokerage operations staffing and consulting services to Fortune 1000 companies. We combine technical expertise with business process experience to deliver a broad range of services within business intelligence / data warehousing, service oriented architecture, web services, enterprise resource planning & customer resource management and eBusiness solutions segments. Headquartered in Pittsburgh, Pennsylvania, we have approximately 550 consultants that provide services across a broad spectrum of industry verticals.

Our marketing efforts are focused on large businesses and institutions with significant IT spending and recurring staffing and software development needs and large system integrators with recurring needs for highly qualified technical computer personnel. Sales and marketing is conducted through account executives within two business channels (wholesale and retail). Much of these efforts employ a cost-effective telesales model, supplemented with selective travel and client visits. The wholesale channel consists of system integrators and other IT staffing firm clients, with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. The retail channel focuses on clients that are end-users of staffing services. Within the retail channel, many end-users of IT staffing services have retained a third party to provide vendor management services (a “managed service provider” or “MSP”) and to centralize the consultant hiring process.

We recruit through Global Recruiting Centers located in the United States, Asia and Europe that deliver a full range of recruiting and sourcing services. Our centers employ approximately 70 recruiters and sourcers, focused on recruiting U.S. based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests due to our offshore recruiting engine, with investment in sourcing and recruiting processes, expanding search coverage, round-the-clock sourcing, and frequent candidate contact, gives us the ability to deliver to our clients high quality candidates in a timely fashion.

History and Development

Historically, we operated as the former Professional Services segment of iGate Corporation (“iGATE”). Mastech Holdings, Inc. was incorporated in Pennsylvania as a wholly-owned subsidiary of iGATE on June 6, 2008 in anticipation of our spin-off from iGATE. On September 30, 2008, we spun off from iGATE and began operating as an independent public company. Our operating subsidiaries have more than 20 years of history as reliable providers of IT staffing services.

Established in 1986, our business model focused on importing global IT talent to the U.S. to meet the growing demand for IT professionals. Through 1999, the Company participated in the rapid growth experienced by the U.S. IT staffing industry. In the early 2000’s the demand for IT professionals cooled and the supply of IT resources quickly exceeded a declining demand curve. No longer was there a need to recruit abroad for technology talent, as supply was abundant in the U.S. Accordingly, the Company retooled its recruiting model to focus on the recruitment of U.S.-based IT talent. Given the Company’s reputation with, and knowledge of, H1-B visas, part of our recruiting efforts focused on attracting H1-B visa holders currently in the United States. This approach gave the Company access to a larger and differentiated recruiting pool compared to many of our competitors.

In 2003, the Company launched its offshore Global Recruitment Center model in an effort to meet an increase in industry demand with lower cost recruiting resources. Over the last five years, the Company has expanded and made significant investment in these centers to improve infrastructure, processes and effectiveness. In mid-2006, the Company began to market, on a selective basis, its offshore recruitment services to staffing-industry clients, as a cost effective way for these clients to supplement their existing recruiting capabilities. Today, over 90% of our recruiting activities are done through our offshore centers.

Our Business

Our revenues are principally generated from contract staffing services. We derive these revenues from two primary sources, IT staffing services and brokerage operations staffing services. These services are provided on a time and materials basis. Typically, we negotiate a master service agreement with a client that describes the framework of our relationship. In accordance with the master service agreement, a client will submit to us positions and / or requirements that they plan on satisfying by using temporary contractors. We propose consultants to the client that we believe satisfy their needs and propose an hourly bill rate for each consultant submitted. The client will select our consultant or a competing firm’s consultant based on their view of quality, fit and pricing. Contractual consultant specific details, such as billable rates, are documented as an annex to the master services agreement.

We generally do not enjoy exclusivity with respect to a client’s contractor needs. All of our clients use multiple suppliers to satisfy their requirements and to ensure a competitive environment. Our success with any particular client is determined by (a) the quality and fit of our consultant; (b) our ability to deliver a quality consultant on a timely basis; and (c) pricing considerations. We recognize revenue on contract staffing assignments as services are performed (hours worked multiplied by the negotiated hourly bill rate). We invoice our clients on a weekly, bi-weekly or monthly basis, in accordance with terms of the master service agreement. Typical credit terms require our invoices to be paid within 30 days from receipt by the client.

While our primary focus is on contract staffing services, we also provide permanent staffing services for our clients when opportunities arise. Permanent staffing revenues generally represent less than half of 1% of our total revenues.

Sales and Marketing

We focus our marketing efforts primarily on large businesses and institutions with significant IT budgets and recurring staffing and software development needs and on large system integrators with recurring needs for highly qualified technical computer personnel. While we are continuously looking to expand our client base, much of our marketing efforts are focused on increasing business with our existing accounts.

Our marketing is conducted through account executives within two business channels (wholesale and retail). Much of our marketing efforts employ a cost-effective telesales model, supplemented with selective travel and client visits. Our consultants and their skill sets can be marketed within both business channels. There are numerous occasions where a consultant will end a project within one channel and immediately start a new project within the other channel. When a consultant is on “paid bench” (between projects) account executives from both business channels have the ability to market the consultant within their respective client base.

The wholesale channel consists of system integrators and other IT staffing firm customers with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. Revenues from this channel represented 48% of total revenues in 2008. Over the last several years, more of our IT revenues have come from the wholesale channel as a percentage of total revenues. Most of our strategic relationships in this channel are established at the vice president / sales director level. Account executives generally are responsible for expanding existing client relationships. We supplement these marketing activities through our sales organization in India. Offshore account executives target smaller IT staffing clients within the wholesale channel. Generally, these account executives call (telesales) on potential new customers within an assigned U.S. territory.

Our IT retail channel focuses on customers that are end-users of IT staffing services. Revenues from this channel represented 40% of total revenues in 2008. Our brokerage operations business, which services financial institutions with brokerage operations, represented 12% of total 2008 revenues. Account executives call on potential new customers and are also responsible for maintaining existing client contacts within assigned accounts and territories. Generally, account executives are paired with recruiters and both receive incentive-based compensation based on revenue generation activities. We also utilize technical resource managers, to ensure quality commitment to clients. Resource managers are available to assist account executives and recruiters in assessing candidate qualifications.

Within the retail channel, many end-users of IT staffing services have retained a third party to provide vendor management services to centralize the consultant hiring process. Under this arrangement, the third-party managed service provider (“MSP”) retains control of the vendor selection and vendor evaluation process, which acts to weaken the relationship built with client contacts. Our lower-cost centralized telesales model and highly efficient offshore recruiting model are perfectly aligned to the growing MSP market. MSP clients represented 23% of 2008 revenues. Our belief, based on industry trends, is that a larger portion of our retail channel will consist of MSP clients on a going forward basis.

Recruiting

We operate five Global Recruiting Centers located in the United States, Asia and Europe that deliver a full range of recruiting and sourcing services. Our centers employ over 70 recruiters and sourcers, focused on recruiting U.S. based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests faster than the competition is critical for success in our industry as most staffing firms access the same candidate pool via job boards and websites. Our offshore recruiting engine, with investment in sourcing and recruiting processes, expanding search coverage, round-the-clock sourcing, and frequent candidate contact, gives us the ability to deliver to our clients high quality candidates in a timely fashion.

We have continued to invest in leading technologies and recruitment tools, in efforts to make our recruiting engine one of the most efficient in the industry. For example, “job board spidering” tools, such as Data Frenzy, are employed to expand the reach of our candidate searches. We also employ a state-of-the art applicant tracking system that has proprietary toolkits and job board / internet interfacing capabilities, which has resulted in further operational efficiencies.

Mastech has access to a large and differentiated recruiting pool due to its brand recognition with both W-2 hourly U.S. citizens and H1-B visa professionals in the U.S. Unlike most staffing firms that have a high concentration of either H1-B workers or W-2 hourly U.S. citizens, we have approximately a 50/50 composition of H1-B and W-2 hourly employees. As such, this balanced mix allows us to tap a broad candidate pool.

Technology Focus

We provide technologies and maintain strategic relationships with industry leaders, such as IBM and Oracle, in many high demand areas. Our focus in such areas include the following:

SOA / Web Services	ERP / CRM	BI / DW	eBusiness Solutions
• SOA architecture • Business process analysis and redesign • Modeling using rational unified process (RUP) • End-to-end implementation • Web Services development • Migration from legacy interfaces

•     End-to-end implementation

•     ERP program management

•     Business process analysis and redesign

•     Gap analysis

•     Configuration, customization and implementation

•     Maintenance, production support and help desk

•     Upgrades

•     Enhancements—new functionality, new modules

•     Application integration

•     Assessment

•     ETL

•     Enterprise data warehousing / customized data warehousing / data marts

•     Balanced scorecards

•     Data mining

•     Business process re-engineering

•     Enterprise data modeling

•     Metadata management

•     Data stewardship

•     Development of eCommerce portals (B2B / B2C / B2E)

•     Integration of eCommerce portals with backend applications

•     Legacy systems integration

•     Architecture enhancement development

•     Application framework development

•     Package implementation

•     Testing and database administration

Service Oriented Architecture (“SOA”) and Web Services

Our SOA / Web Services practice is built on successful client work with Web Services, enterprise integration projects, and SOA-specific client engagements. The mission of the SOA / Web Services practice is to provide clients with the framework and resources to consolidate and integrate numerous technologies in the most cost-effective manner possible. We along with our partners work on methods to identify service function points that should be bundled into specific services.

Our consultants work to provide our clients with a framework that better utilizes the technologies running across their enterprise. Our business process experts work hand-in-hand with their technical consultants to streamline and maximize the value of its clients’ systems and interfaces. We view SOA as the catalyst for business change over the next decade and are focusing our top assets to become a premier SOA / Web Services provider.

Enterprise Solutions & Package Implementation Life Cycle (“PILC”)

Our Enterprise Solutions and Package Implementation Life Cycle practice helps clients design and implement Enterprise Resource Planning and Customer Relationship software. We have expertise in assisting clients at all stages of an enterprise solutions life cycle, resulting in long lasting relationships.

Enterprise Solutions Life Cycle Phases:

•	Project Initiation Phase

•	Definition Phase

•	Development Phase

•	Deployment Phase

•	Support Phase

Enterprise Resource Planning

We have completed numerous projects in the ERP space, which range from the implementation of stock systems to fully customized applications. Our consultants are well versed in the leading ERP solutions, including SAP, PeopleSoft, Oracle Applications and JD Edwards. We have completed more than 400 ERP projects with 25% of those delivered to Fortune 500 clients, and our functional experience crosses many industries including the following areas:

•	Finance and Accounting

•	Inventory and Purchasing

•	Project Billing and Costing, Sales, Distribution and Services

•	Manufacturing (including Planning)

•	Marketing and Call Center Support

•	Product Data Management and Data Warehousing

•	Supply Chain Management

•	Human Capital Solutions

•	Customer Relations Management

Business Intelligence and Data Warehousing

We have expanded our value proposition to clients by developing a dedicated Business Intelligence and Data Warehousing practice that provides technical and functional expertise. Our Business Intelligence and Data Warehousing practice specializes in helping clients navigate enterprise-wide IT infrastructure, utilizing “best practices” to create a roadmap for realizing the full benefits of their investment. This practice is comprised of technical and functional consultants who work with clients to achieve the following objectives:

1)	Increase data accuracy and consistency:

•	Define consistent data definitions and data standards

•	Develop metadata to drive data cleansing and aid user understanding

2)	Provide the right data to the right people at the right time:

•	Provide users with complete and easy access to all data

•	Design a model that focuses on database performance

•	Add additional elements and aggregations to improve analysis and modeling

3)	Increase productivity and flexibility.

4)	Access data through central solution:

•	Design models based on analysis requirements of the customer to improve productivity

•	Access to the data warehouses using the standard tool set

•	Provide flexible and modular architecture to meet changing business needs

5)	Reduce complexity:

•	Decommission redundant systems

•	Transition reporting and analysis

e-Business Solutions

We have a long history of being a leading provider of Web-based consulting services. Our consultants have worked on some of the largest and most prestigious eCommerce applications in existence today.

Our Web development practice provides services at every stage of Web development, including business process assessment, software selection, implementation expertise and post-implementation support services. We offer a full range of certified Web professionals including engagement managers, project managers, data/technical architects, business analysts and technical developers. We have a proven track record and expertise in the following Web technologies:

1)	Microsoft technologies (Net, MS Web Services, IIS, MTS and others)

2)	Java and related technologies including:

•	J2EE

•	IBM Websphere

•	WebLogic

•	Apache

•	Open Source software

•	XML-based technology

•	N-tier architecture applications

•	Web-enabling existing applications

Offshore Recruitment Services

We also provide recruitment and sourcing services to other staffing-industry clients through our RPO business unit. This service offering capitalizes on our low-cost offshore recruitment centers by providing staffing-industry clients a cost effective way of supplementing their existing recruiting capabilities. This segment is not a strategic focus, but represents a “by-product” opportunity created by our unique recruitment model. Revenues have been, and are expected to be in the future, less than one-percent of our consolidated total.

Geographic Presence & Industry Verticals

All of our revenues are generated from services provided in the United States. We market our services on a national basis and have the ability to provide services in all 50 states. Our geographical concentration tends to track major client locations, such as California, Pennsylvania, Virginia, North Carolina and Texas.

We provide our services across a broad spectrum of industry verticals including: Automotive, Consumer Products, Education, Financial Services, Government, Healthcare, Manufacturing, Retail, Technology, Telecommunications, Transportation and Utilities. Below is a breakdown of our billable consultant base by industry as of December 31, 2008:

• Financial Services: 30%	• Telecom: 10%
• Healthcare: 20%	• Retail: 6%
• Government: 13%	• Other: 10%
• Technology: 11%

Clients

Our client-base consists of large companies that span across multiple industry verticals. IBM, Tek Systems and Wachovia Securities are our top three clients representing 14.9%, 12.7% and 10.7% of total 2008 revenues, respectively. Our services to IBM and Tek Systems generally supplement their needs for IT professionals to staff end-client projects. We provide Wachovia Securities with brokerage operations professionals to satisfy their internal needs. Approximately 66% of our total revenues are generated from our top ten clients.

Employees

At December 31, 2008, we had approximately 500 U.S. employees and 100 employees offshore. None of our employees are subject to collective bargaining agreements governing their employment with our Company. We employ technical personnel on both an hourly and salary basis. Most of our technical salaried employees are H1-B visa holders. We enjoy a good reputation in the H1-B visa community, which allows us to tap a very broad candidate pool. Most of our hourly employees are U.S. citizens. On average, we maintain a 50/50 composition of salaried and hourly technical employees. We believe that our employee relations are good.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation practices. Accordingly, we typically have lower utilization rates and higher benefit costs during the fourth quarter.

Our Competitive Position

We operate in a highly competitive and fragmented industry, with low barriers to entry. We compete for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, other providers of technical staffing services and, to a lesser extent, temporary personnel agencies. Many of our competitors are significantly larger and have greater financial resources than we do. We believe that the principal competitive factors in obtaining and retaining clients are accurate assessment of clients’ requirements, timely assignment of technical employees with appropriate skills and the price of services. The principal competitive factors in attracting qualified technical personnel are compensation, availability, quality and variety of projects and schedule flexibility. We believe that many of the technical personnel included in our database may also be pursuing other employment opportunities. Therefore, our responsiveness to the needs of technical personnel is an important factor in our ability to fill projects.

Our Strengths

We believe our strengths compared to industry peers include:

Established client base

Our client base consists of large companies that span across multiple industry verticals. Long-standing relationships with corporate clients, blue-chip IT integrators and MSPs are a core component of our future growth strategy. These relationships, coupled with our consistently low customer attrition rate, reflect our focus and commitment to our customers.

Operational excellence

In the staffing services business, operational excellence largely relates to a firm’s ability to effectively recruit high quality talent. Our offshore recruitment engine gives us the ability to respond to clients’ staffing needs in a quick and cost effective manner. Investments in sourcing and recruiting processes and leading technologies and recruitment tools have resulted in a highly scalable offshore recruiting model, which has delivered value to our clients.

Attractive financial profile

We have historically enjoyed higher operating margins than our industry peers due largely to our low cost telesales model and offshore recruiting capabilities. This business model allows us to quickly adjust cost structure to changes in our business environment. Our blue-chip client base has ensured high quality accounts receivable and a strong and predicable cash flow conversion metric. We are debt free and have an unused $10 million credit facility as of December 31, 2008.

Experienced management team

Our management team is the same team that managed the staffing business for iGATE before the spin-off. Business leaders at the senior management level and below were involved in creating and implementing our long-term strategy. Collectively, the members of our executive team have an average of eleven years with us.

Human resources model focused on employees

We employ a human resource management model, featuring portal technology as well as immigration support services for our widely dispersed consultant base. This model enables us to maintain attrition rates that are below industry averages.

Expertise in high-demand IT skills

We have substantial expertise in IT skills including: enterprise resource planning and customer resource management; service oriented architecture and web services; business intelligence and data warehousing; and

web development. We also have the capacity to take advantage of the demand and growth in these sectors, as we are well positioned in terms of scale, technical capabilities, and client base. In addition, we have relationships with industry leaders such as IBM and Oracle, who are among the leading providers of such services.

Industry expertise

Our focus on the financial services and healthcare industry sectors, which account for approximately 46% of our revenues, has enabled us to build industry expertise in those areas. Further, we have developed customized solutions for vertical industries, such as our brokerage operations business, which offers solutions to broker-dealers, custodians, and asset managers, as well as regulatory compliance analysis.

Reportable Financial Segments

The Company operates as a single reportable segment in accordance with SFAS-131 “Disclosures about Segments of an Enterprise and Related Information”. Accordingly, no segment related disclosures are presented.

The Separation from iGATE

Until September 30, 2008, Mastech was a wholly-owned subsidiary of iGATE. The spin-off by iGATE of its staffing services business became effective on September 30, 2008 through a distribution of 100% of the common stock of the Company to the holders of record of iGATE’s common stock (the “Distribution”). iGATE received an opinion of its tax counsel, Reed Smith, LLP, substantially to the effect that the Distribution should qualify under Section 355 (a) of the Internal Revenue Code as a tax-free distribution for U.S. federal income tax purposes. The opinion was based on, among other things, certain assumptions and representations as to factual matters made by iGATE and us which, if incorrect or inaccurate in any material respect, would jeopardize the conclusions reached by counsel in its opinion. Refer to Item 1A of Part I for additional details on the tax risks associated with the spin-off from iGATE.

The financial statements in this Annual Report on Form 10-K for the periods ended after the Distribution are presented on a consolidated basis and include the accounts of Mastech and its wholly-owned subsidiaries. The financial statements for the periods presented before the Distribution are presented on a combined basis and represent those entities that were ultimately transferred to Mastech as part of the spin-off. The assets and liabilities presented have been reflected on a historical basis, as such assets and liabilities were owned by iGATE prior to the Distribution. It is important to note that the financial statements for the periods presented before the Distribution do not include all of the actual expenses that would have been incurred had Mastech operated as a stand-alone entity during the periods presented and do not reflect Mastech’s combined results of operations, financial position, and cash flows had Mastech been a stand-alone company during the periods presented. The results of operations, financial position, and cash flows for periods before the Distribution are not necessarily indicative of the results that may be expected for any other future period as a result of the presentation described above.

We entered into agreements with iGATE prior to the spin-off which will have potential impacts on our business in future periods, including:

Separation and Distribution Agreement

The separation and distribution agreement defines our ongoing relationship with iGATE following the spin-off, and provides for cross-indemnities, principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of iGATE’s retained businesses with iGATE.

Employee Matters Agreement

The employee matters agreement defined liabilities and responsibilities related to employee compensation, benefit plans and other related matters in connection with the separation, including the treatment of outstanding incentive awards and certain retirement and welfare benefit obligations.

Tax Sharing Agreement

The tax sharing agreement sets forth the rights and obligations of iGATE and us with respect to (i) taxes imposed on our respective businesses both prior to and after the spin-off; and (ii) taxes and liabilities that could be imposed as a result of a final determination that is inconsistent with the anticipated tax-free treatment under the Internal Revenue Code of the spin-off transaction. For a more detailed discussion of the provisions in the tax sharing agreement refer to Note 8 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Transition Services Agreement

The transition services agreement sets forth the various services iGATE would provide us to ensure an orderly transition to being an independent company. This agreement identifies these transition services and defines the terms and durations in which such services would be provided. As of December 31, 2008 all material transition services have been completed.

Available Information

Our headquarters are located at 1000 Commerce Drive, Pittsburgh, Pennsylvania 15275, and our telephone number is (412) 787-2100. The Company’s website is www.mastech.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available free of charge by accessing the Investor Relations page of the Company’s website as soon as reasonably practical after such reports are filed with the Securities and Exchange Commission (the “SEC”).

The public may read and copy any materials that the Company has filed with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC’s website is www.sec.gov.

ITEM 1A.	RISK FACTORS

RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information set forth in this Annual Report on Form 10-K or incorporated by reference herein. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company in each of the noted risk categories: (i) Risks Relating to Our Business; and (ii) Risks Relating to Our Separation from iGATE. However, additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also adversely impact our business

If any of the following risks and uncertainties develop into actual events, these events could have a material adverse effect on our business, financial condition or results of operations.

Risks Relating to Our Business

Our industry is highly competitive and fragmented, which may limit our ability to increase our prices for services.

The IT staffing services industry is highly competitive and served by numerous global, national, regional and local firms. Primary competitors include participants from a variety of market segments, including the major consulting firms, systems consulting and implementation firms, U.S.-based IT staffing services, applications software firms, service groups of computer equipment companies, specialized interest consulting firms, programming companies and temporary staffing firms. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than we have. There are relatively few barriers to entry into our markets, and we may face additional competition from new entrants into our markets. In addition, there is a risk that clients may elect to increase their internal resources to satisfy their applications solutions needs. There can be no assurance that we will compete successfully with existing or new competitors in the IT staffing services markets.

Lack of success in recruitment and retention of IT professionals may decrease our revenues and increase the costs needed to maintain our workforce.

Our business involves the delivery of professional services and is labor-intensive. Our success depends upon our ability to attract, develop, motivate and retain highly skilled IT and brokerage operation professionals and project managers who possess the technical skills and experience necessary to deliver our services. Qualified IT professionals are in demand worldwide and are likely to remain a limited resource for the foreseeable future. There can be no assurance that these qualified professionals will be available to us in sufficient numbers, or that we will be successful in retaining current or future employees. Failure to attract or retain qualified professionals in sufficient numbers may have a material adverse effect on our business, operating results and financial condition. Historically, we have done much of our recruiting outside of the countries where the client work is performed. Accordingly, any perception among our IT professionals, whether or not well founded, that our ability to assist them in obtaining temporary work visas and permanent residency status has been diminished, could lead to significant employee attrition. Any significant employee attrition will increase expenses necessary to replace and retrain our professionals and could decrease our revenues if we are not able to provide sufficient numbers of these resources to our clients.

Government regulation of immigration may materially affect our workforce and limit our supply of qualified IT professionals.

We recruit IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the United States. As of December 31, 2008, approximately 50% of our U.S. workforce were working under Mastech sponsored H1-B temporary work permits in the United States. Statutory law limits the number of new H1-B petitions that may be approved in a fiscal year, and if we are unable to obtain H1-B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. Additionally, legislation could be enacted limiting H1-B visa holders’ employment with staffing companies.

In recent years, the vast majority of our H1-B hires were not subject to the annual quota limiting H1-B visas because they were already in the U.S. in H1-B visa status with another employer. As a result, the negative impact on recruiting due to the exhaustion of the fiscal years 2004 to 2008 H1-B quotas was not substantial. However, unless Congress substantially increases the annual H1-B quota, the pool of H1-B workers in the U.S. who were charged against previous years’ quotas will decline. Such a development would make H1-B worker recruiting more difficult. Absent positive legislation, in the long-term the pool of available H1-B workers in the U.S. that are not subject to the annual quota may eventually be substantially limited. A limitation of H1-B workers could decrease our revenues if we are not able to recruit enough domestic workers to provide sufficient numbers of IT professionals to our clients.

Negative economic conditions in the United States and abroad may adversely affect demand for our services.

All of our revenues are generated from clients located in the United States. Due to the current economic downturn, there is decreased economic activity in the United States. Our business depends on the overall demand for information technology and on the economic health of our clients. As the economic downturn progresses, companies may be forced to reduce their information technology staffing budgets. Weak economic conditions and reduced budgets may adversely affect demand for our services, thus reducing our revenues.

We may have difficulty maintaining client relationships if the trend towards utilizing Managed Service Providers continues.

Within our retail sales channel, many larger users of IT staffing services are employing Managed Service Providers (“MSP”) to manage their contractor expenses in an effort to drive down overall costs. The impact of this shift towards the MSP model has been to lower our gross margins. Should this trend towards utilizing the MSP model continue, it is likely that our gross margins will be pressured in the future. In addition, if larger users of IT staffing services continue to employ more MSPs, the relationship between us and those larger users may be primarily conducted through MSPs, in which case we may have difficulty maintaining those client relationships because the MSP model uses an MSP as an intermediary between the staffing service provider and the user, and reduces our direct contact with the user.

We are increasingly dependent upon our foreign and international operations and there can be no assurance that our international operations will support our growth strategy.

Our international recruitment centers depend greatly upon business, immigration and technology transfer laws in their respective countries, and upon the continued development of technology infrastructure. There can be no assurance that our international operations will support our growth strategy. The risks inherent in our international business activities include:

•	unexpected changes in regulatory environments;

•	foreign currency fluctuations;

•	tariffs and other trade barriers;

•	difficulties in managing international operations; and

•	the burden of complying with a wide variety of foreign laws and regulations.

Our failure to manage our growth, attract and retain personnel or a significant interruption of our ability to transmit data via satellite, could have a material adverse impact on our ability to successfully maintain and develop our global recruitment centers and could have a material adverse effect on our business, operating results and financial condition.

The rupee may increase in value relative to the dollar, increasing our costs. Although we do not receive revenue from abroad, we maintain a significant portion of our recruiting workforce in India, and those employees are paid in rupees. Therefore, any increase in the value of the rupee versus the dollar would increase our expenses, which could have a material adverse effect on our business, operating results and financial condition.

Wage costs in India may increase, which may reduce our profit margins and reduce a competitive advantage of ours.

Our wage costs in India have historically been significantly lower than wage costs in the United States for comparably skilled professionals, and this has been one of our competitive advantages with respect to the costs of our Indian recruiting offices. However, wage increases in India may prevent us from sustaining this competitive advantage and may negatively affect our profit margins. We may need to increase the levels of our employee compensation more rapidly than in the past to retain talent or to comply with regulations. Unless we are able to continue to increase the efficiency and productivity of our employees, wage increases in the long term may reduce our profit margins.

Our quarterly operating results may be subject to significant variations.

Our revenues and operating results have been historically subject to significant variations from quarter to quarter depending on a number of factors, including the timing and number of client projects commenced and completed during the quarter, the number of working days in a quarter, employee hiring and attrition, and utilization rates during the quarter. We recognize revenues on time-and-materials projects as the services are performed. Because a percentage of Mastech’s operating costs are relatively fixed, variations in revenues may cause significant variations in operating results.

Our strategy of expansion through acquisition of additional companies may not be successful and may result in slower growth of our business.

We plan to continue to gradually expand our operations through the acquisition of, or investment in, additional businesses and companies. We may be unable to identify businesses that complement our strategy for growth. If we do succeed in identifying a company with such a business, we may not be able to acquire the company, its relevant business or an interest in the company for many reasons, including:

•	a failure to agree on the terms of the acquisition or investment;

•	incompatibility between us and the management of the company which we wish to acquire or invest;

•	competition from other potential acquirers;

•	a lack of capital to make the acquisition or investment; or

•	the unwillingness of the company to partner with us.

If we are unable to acquire and invest in attractive businesses, our strategy for growth may be impaired. Even if we are able to complete one or more acquisitions, there can be no assurance that those completed acquisitions will result in successful growth, and the costs in completing an acquisition may reduce our margins.

Our revenues are highly concentrated, and the loss of a significant client would adversely affect our business and revenues.

Our revenues are highly dependent on clients located in the United States, as well as clients concentrated in certain industries, and economic slowdowns, changes in U.S. law and other restrictions or factors that affect the economic health of these industries may affect our business. In the year ended December 31, 2008, approximately 66% of our revenues were derived from our top ten clients. Consequently, if our clients reduce or postpone their IT spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the rate of economic growth in the U.S. may reduce the demand for our services and negatively affect our revenues and profitability. In addition, approximately 46% of our total revenue is derived from the financial services and health care industry sectors. Because our revenues are highly concentrated in those sectors, any significant or prolonged downturn in either industry sector could have a material adverse effect on our business, operating results and financial condition.

We have in the past derived, and may in the future derive, a significant portion of our revenues from a relatively limited number of clients. Our largest three clients, IBM, TEK Systems, and Wachovia Securities accounted for approximately 15%, 13% and 11% of our 2008 revenues, respectively. All three of these contracts are terminable without penalty, as are most of our assignments. The loss of any significant client or major project, or an unanticipated termination of a major project, could result in the loss of substantial anticipated revenues.

In order to continue to achieve success, we must develop new solutions that keep pace with the rapid technological changes that characterize our industry.

The IT staffing services industry is characterized by rapid technological change, evolving industry standards, changing client preferences and new product introductions. Our success will depend in part on our ability to develop solutions that keep pace with industry developments. There can be no assurance that we will be successful in addressing these developments on a timely basis or that, if these developments are addressed, we will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render our services noncompetitive or obsolete. Our failure to address these developments could have a material adverse effect on our business, operating results and financial condition.

A significant number of organizations are attempting to migrate business applications to advanced technologies. As a result, our ability to remain competitive will be dependent on several factors, including our ability to develop, train and hire employees with skills in advanced technologies. Our failure to hire, train and retain employees with such skills could have a material adverse impact on our future revenues.

Our “preferred vendor” contracts generally result in lower margins. In addition, we may not be able to maintain “preferred vendor” status with existing clients or obtain that status with new clients, which may lead to a decrease in the volume of business we obtain from these clients.

We are party to several “preferred vendor” contracts, and we are seeking additional similar contracts in order to obtain new or additional business from large and medium-sized clients. Clients enter into these contracts to reduce the number of vendors and obtain better pricing in return for a potential increase in the volume of business to the preferred vendor. While these contracts are expected to generate higher volumes, they generally result in lower margins. Although we attempt to lower costs to maintain margins, there can be no assurance that we will be able to sustain margins on such contracts. In addition, the failure to be designated a preferred vendor, or the loss of such status, may preclude us from providing services to existing or potential clients, except as a subcontractor, which could have a material adverse effect on the volume of business obtained from such clients.

Our success depends upon the maintenance and protection of our intellectual property rights and processes, and any substantial costs incurred protecting such rights and processes may decrease our margins.

Our success depends in part upon certain methodologies and tools we use in designing, developing and implementing applications systems and other proprietary intellectual property rights. We rely upon a combination of nondisclosure and other contractual arrangements and trade secrets, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. We enter into confidentiality agreements with our employees and limit distribution of proprietary information. There can be no assurance that the steps we take in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. In the event of an unfavorable resolution of a dispute over our intellectual property rights, we may incur substantial costs or liabilities, which would decrease our margins.

Our ownership is highly concentrated in two individuals and the interests of those individual shareholders may not coincide with yours.

Sunil Wadhwani and Ashok Trivedi, co-founders of iGATE, own approximately 57% of Mastech’s outstanding common stock. Accordingly, Messrs. Wadhwani and Trivedi together have sufficient voting power to elect all the members of the Board of Directors and to effect transactions without the approval of our other public shareholders, except for those limited transactions that require a supermajority vote under our bylaws or articles of incorporation. The interests of Messrs. Wadhwani and Trivedi may from time to time diverge from our interests. Mastech’s Audit Committee consist of independent directors and addresses certain potential conflicts of interest and related party transactions that may arise between us and our directors, officers or our other affiliates. However, there can be no assurance that any conflicts of interest will be resolved in our favor.

Our business is certified as a minority-owned business, and loss of that certification may reduce our ability to gain new customers or expand our business with existing customers.

We are a large minority-owned IT staffing firm, and have received multiple awards for our commitment to diversity, including being ranked amongst the Top Three Diversity-owned IT Staffing Firms by Staffing Industry Analysts in 2007. We have been certified as minority-owned by the National Minority Supplier Development Council (the “NMSDC”), and NMSDC certification has enabled us to expand our business with existing clients as well as obtain new customers and penetrate new markets. The loss of minority-owned business status may adversely affect our ability to expand our business or cause us to lose existing business.

Because the NMSDC certification relies in large part upon Messrs. Wadhwani and Trivedi maintaining their positions as the collective majority holders of our common stock, any decrease in their collective ownership may jeopardize our status as a minority-owned business. There can be no assurance that Messrs. Wadhwani and Trivedi will maintain their majority position in the company.

We may be subject to liability to clients arising from our engagements.

Many of our engagements involve projects that are critical to the operations of our clients’ businesses and provide benefits that may be difficult to quantify. Although we attempt to contractually limit our liability for damages arising from errors, mistakes, omissions or negligent acts in rendering our services, there can be no assurance that our attempts to limit liability will be successful. Our failure or inability to meet a client’s expectations in the performance of our services could result in a material adverse change to the client’s operations and, therefore, could give rise to claims against us or damage our reputation, adversely affecting our business, operating results and financial condition.

Risks Related to the Separation

Prior to the fourth quarter of 2008, we had no history as a separate public company.

Prior to the Distribution, we had no operating history as a separate public company. The historical financial statements prior to the Distribution do not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate publicly traded company during the periods presented or those that we will achieve in the future.

The Distribution may have negative consequences on our effective tax rate.

Following the separation and distribution, Mastech will not be able to file a consolidated U.S. federal income tax return with iGATE. As a consequence, certain tax benefits and deductions arising from being part of the larger iGATE group will not be available to us. Accordingly, this situation will result in a higher effective tax rate for Mastech as a stand alone organization.

Our directors and officers who own iGATE securities may have a conflict of interest.

The ownership by our executive officers and some of our directors of shares of common stock, options or other equity awards of iGATE may create, or may create the appearance of, conflicts of interest. Because of their current or former positions with iGATE, certain of our executive officers, and some of our non-employee directors, own shares of iGATE common stock, options to purchase shares of iGATE common stock or other equity awards. The individual holdings of iGATE common stock, options to purchase common stock of iGATE or other equity awards, may be significant for some of these persons compared to these persons’ total assets. Even though Mastech’s Board of Directors consists of a majority of directors who are independent from iGATE, ownership by our directors and officers of common stock or options to purchase common stock of iGATE, or any other equity awards, creates, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for iGATE than the decisions have for us.

If the Distribution receives unfavorable tax treatment, then we, our shareholders, or iGATE may be subject to U.S. federal income taxes.

If the Distribution, together with certain related transactions, were to fail to qualify as tax-free for U.S. federal income tax purposes, then we, our shareholders, or iGATE may be subject to U.S. federal income taxes. Prior to the Distribution, iGATE received an opinion of Reed Smith LLP, tax counsel to iGATE, substantially to the effect that the Distribution should qualify as a tax-free Distribution within the meaning of Section 355(a) of the Code. The opinion was based on, among other things, certain assumptions and representations as to factual matters made by iGATE and us which, if incorrect or inaccurate in any material respect, would jeopardize the conclusions reached by counsel in its opinion. In addition, the Reed Smith opinion will not be binding on the Internal Revenue Service (“IRS”) or the courts, and the IRS may assert a position contrary to the opinion, and a court may agree with the IRS’s position.

If the Distribution were to fail to qualify as a tax-free transaction, each iGATE shareholder who received Mastech common stock in the Distribution generally would be treated as having received a taxable Distribution in an amount equal to the fair market value of Mastech’s common stock received (including any fractional share sold on behalf of the shareholder) on the Distribution date. That Distribution would be taxable as a dividend to the extent of the shareholder’s ratable share of iGATE’s current and accumulated earnings and profits (as increased to reflect any current income, including any gain recognized by iGATE on the taxable Distribution). The balance, if any, of the Distribution would be treated as a non-taxable return of capital to the extent of the iGATE shareholder’s tax basis in its iGATE stock with any remaining amount being taxed as capital gain. In addition, iGATE would recognize gain in an amount equal to the excess of the fair market value of the common stock distributed to iGATE shareholders over iGATE’s adjusted tax basis in such common stock. Pursuant to the terms of the Tax Sharing Agreement, in the event the Distribution were to fail to qualify as a tax-free transaction and such failure was not the result of actions taken after the Distribution by iGATE or any of its subsidiaries or shareholders, we would be responsible for all taxes imposed on iGATE as a result thereof.

The transition to the new Mastech brand could adversely affect our ability to attract and retain clients and recruit and retain employees.

When we operated as a business unit of iGATE, we marketed our products and services using the “iGATE” brand name and logo. We believe the association with iGATE has provided us with preferred status among our clients and employees due to iGATE’s:

•	globally recognized brand;

•	perceived high-quality products and services; and

•	strong capital base and financial strength.

In connection with the separation and distribution, we changed our corporate name and operate under a new brand name. Without the iGATE brand name, we may not be able to maintain or enjoy comparable name recognition or status under our new brand.

The iGATE brand and our affiliation with iGATE have also been key aspects of our recruitment and retention of our employees. Our separation from iGATE could also adversely affect our ability to attract and retain senior management and other key employees.

If we are unable to successfully manage the transition of our business to our new brand, the benefit we offer our clients and employees of having a recognized brand will be reduced, which could have an adverse effect on our revenue and profitability. We cannot predict the effect that our separation from iGATE will have on our clients and our employees.

We might not be able to engage in desirable strategic transactions and equity issuances following the Distribution.

Our ability to engage in significant stock transactions could be limited or restricted after the Distribution in order to preserve the tax-free nature of the Distribution. Even if the Distribution otherwise qualifies as tax-free for U.S. federal income tax purposes under Section 355(a) of the Code, it would be taxable to iGATE (but not to iGATE shareholders) under Section 355(e) of the Code if the Distribution were deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquired, directly or indirectly, stock representing a 50% or greater interest, by vote or value, in the stock of either us or iGATE. Current U.S. federal income tax law creates a presumption that the Distribution was part of such a plan (or series of related transactions), if either Mastech or iGATE were to engage in, or enter into an agreement to engage in, a transaction that would result in a 50% or greater change, by vote or value, in Mastech’s or iGATE’s stock ownership during the four-year period that begins two years before the date of the Distribution, unless it is established that the transaction is not pursuant to a plan or series of transactions related to the Distribution. Treasury regulations currently in effect generally provide that whether an acquisition transaction and a Distribution are part of a plan is determined based on all of the facts and circumstances, including, but not limited to, specific factors described in the Treasury regulations. In addition, the Treasury regulations provide several “safe harbors” for acquisition transactions that are not considered to be part of a plan. These rules may prevent Mastech from entering into transactions which might be advantageous to their respective shareholders, such as issuing equity securities to satisfy financing needs or acquiring businesses or assets with equity securities. Thus, even if the Distribution were to qualify as tax-free for U.S. federal income tax purposes under Section 355(a) of the Code, if acquisitions of our stock after the Distribution were to cause Section 355(e) of the Code to apply, iGATE would recognize taxable gain as described above, but the Distribution would be tax-free to each iGATE shareholder (except for cash received in lieu of a fractional share of Mastech common stock).

The Tax Sharing Agreement includes covenants that we will not take actions that could cause the Distribution to fail to qualify as a tax-free transaction, including, in certain cases, redeeming equity securities, selling or otherwise disposing of a substantial portion of our assets or acquiring businesses or assets with equity securities (or entering into negotiations or agreements with respect to such transactions), in each case, for a period of 24 months from the day after the Distribution. We, however, may undertake any such action if we first obtain the consent of iGATE or an opinion of counsel or a private letter ruling that such action will not adversely affect any conclusion in the Reed Smith opinion issued in connection with the Distribution. Moreover, the Tax Sharing Agreement generally provides that we will be responsible for any taxes imposed on iGATE as a result of the failure of the Distribution to qualify as tax-free for U.S. federal income tax purposes under Section 355(a) of the Code where such failure is not attributable to actions taken by iGATE, its subsidiaries or its shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Information regarding the principal properties leased by us and our subsidiaries as of December 31, 2008 is set forth below:

Location	Principal Use	Approximate Square Footage
Pittsburgh, Pennsylvania	Corporate headquarters, management administration, human resources, sales, marketing and finance.	17,000
Frisco, Texas	Sales office.	2,500
Fremont, California	Sales and recruiting office.	1,100
Charlotte, North Carolina	Sales office.	700
Sofia, Bulgaria	Recruiting office.	1,400
Bangalore, India	Recruiting office.	1,400
Chennai, India	Recruiting office.	1,100
Lucknow, India	Recruiting office.	1,000

In addition to the properties listed above, the Company leases several executive suites on a month-to-month basis. These small offices are utilized by the Company’s remote sales personnel to conduct business with local clients.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we are involved in a number of lawsuits and administrative proceedings. While uncertainties are inherent in the final outcome of these matters, management believes, after consultation with legal counsel, that the disposition of these proceedings should not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading “regular way” on the former American Stock Exchange (“AMEX”) under the symbol “MHH” on October 1, 2008. There were 130 shareholders of record as of February 27, 2009. This figure excludes an estimate of the indeterminate number of beneficial holders whose shares may be held by brokerage firms and clearing agencies. The following table sets forth, for the periods indicated, the range of high and low closing sale prices of the common stock of Mastech during the calendar quarter.

Common Stock Market Price	High	Low
2008 Fourth Quarter (commencing October 1, 2008)	$7.60	$1.05

We currently do not pay dividends on our common stock.

We currently have no program regarding the purchase of our common stock.

PART II

ITEM 6.	SELECTED FINANCIAL DATA

Mastech spun off from iGATE on September 30, 2008. The financial data in this Annual Report on Form 10-K is presented on a combined basis for periods preceding the spin-off and on a consolidated basis subsequent to the Distribution. The financial information for the periods prior to the Distribution does not include all of the actual expenses that would have been incurred had Mastech been a stand-alone entity during the periods presented and does not reflect Mastech’s combined results of operations, financial position and cash flows had the Company been a stand-alone entity during the periods presented. Thus, our selected historical financial data is not necessarily indicative of our future financial position, future results of operations or future cash flows.

You should read the information set forth below in conjunction with our Financial Statements and accompanying Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2008	2007	2006	2005	Unaudited 2004
	(Dollars in thousands, except per share data)
Income Statement Data:
Revenues	$96,650	$104,693	$111,416	$107,105	$101,190
Gross profit	18,322	22,075	25,354	22,725	22,159
Operating expense (a)	14,160	16,016	17,824	15,481	13,360
Other income/(expense), net	(2)	82	72	(37)	(120)
Income before income taxes (a)	4,160	6,141	7,602	7,207	8,679
Income tax expense (b)	638	701	662	1,425	2,341

Net income(a) (b)	$3,522	$5,440	$6,940	$5,782	$6,338

Earnings per share:
Basic (a) (b) (c)	$0.98	$1.51	$1.92	$1.60	$1.76

Diluted (a) (b) (c)	$0.98	$1.51	$1.92	$1.60	$1.76

Weighted average common shares outstanding:
Basic	3,607	3,607	3,607	3,607	3,607

Diluted	3,611	3,607	3,607	3,607	3,607

Balance Sheet Data:				(unaudited)	(unaudited)
Cash and cash equivalents	$4,361	$1,524	$5,378	$4,452	$5,852
Working capital (d)	8,936	7,022	10,876	11,430	22,331
Total liabilities	5,294	6,429	9,029	8,907	11,147
Total assets (d)	14,697	14,265	20,658	20,886	33,710
Shareholders’ equity / invested equity (d)	9,403	7,836	11,629	11,979	22,563

Factors that Materially Affect Comparability

(a) The comparison between the results of operations for fiscal years 2006 and 2005 is affected by the impact of the adoption of SFAS No. 123R “Share-based Payments” effective January 1, 2006, using the modified prospective method. Stock-based compensation costs included in operating expenses totaled $645,000 in 2006 compared to no 123R compensation costs in 2005.

(b) Prior to the Distribution, our operating results were included in iGATE’s consolidated U.S. income tax return. Historically, we derived certain tax benefits as of result of being included in this consolidated tax return which would not be available to us as a stand-alone entity. Accordingly, our future effective tax rate is likely to be materially greater than those shown in the historical financial statements for the periods presented. See Note 8 to the Financial Statements, included elsewhere herein.

(c ) For all periods prior to September 30, 2008 (the date of our spin-off from iGATE), basic and diluted earnings per share were computed utilizing the common stock outstanding at September 30, 2008.

(d) During 2004, the Company experienced a material increase in its accounts receivable balance, as its “Days Sales Outstanding” measurement increased significantly from historical levels. This occurrence was related to the outsourcing of the Company’s billing and collections functions in late 2003. In early 2005, these functions were moved back in-house and accounts receivable balances and our former parent’s investment in our business returned to historical levels.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a domestic provider of IT and brokerage operations staffing services to large and medium-sized organizations. Since July 1986 until the Distribution, we conducted our business as subsidiaries of iGATE. We do not sell, lease or otherwise market any computer software or hardware, and 100% of our revenues are derived from the sale of information technology and brokerage operations staffing services.

Economic Trends and Outlook

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy has slowed during the last half of 2007 and full year 2008, we have seen less demand for IT staffing services. We believe that this trend is likely to continue until economic growth in the U.S. starts to rebound.

In addition to tracking general U.S. economic conditions, a large portion of our revenues are generated from a limited number of clients (see the Risk Factor entitled “Our revenues are highly concentrated, and the loss of a significant client would adversely affect our business and revenues”). Accordingly, our trends and outlook are impacted by the prospects and well-being of these specific clients. By way of illustration, during the second half of 2006, while general U.S. economic conditions were positive, we experienced a decline in billable headcount and negative sequential quarterly revenue growth due to client-specific issues at two of our larger clients. This “account concentration” factor may result in our results of operations deviating from the prevailing U.S. economic trends from time to time.

In recent years, a larger portion of our revenues have come from our wholesale sales channel, which consists largely of strategic relationships with systems integrators and other staffing organizations. This channel tends to carry lower gross margins, but provides higher volume opportunities. Should this trend in our business mix continue, it is likely that our overall gross margins will decline. Within our retail sales channel, many larger users of IT staffing services are employing Managed Service Providers (“MSP”) to manage their contractor spending in an effort to drive down overall costs. The impact of this shift towards the MSP model has been lower gross margins. Should this trend towards utilizing the MSP model continue, it is likely that our gross margins will be pressured in the future. By way of example, MSP clients represented 23% of 2008 revenues compared to 19% of total revenues in 2005. Our belief, based on industry trends, is that a larger portion of our retail channel will consist of MSP clients going forward.

Currently, as the U.S. economy struggles with recessionary conditions, significant job losses and an increasing unemployment rate, our industry has been severely impacted. Declining demand for our services, pressures from clients to lower bill rates on existing projects and aggressive pricing on new assignments have impacted our financial performance during 2008. Our fourth quarter was particularly hard hit as activity levels declined significantly and our billable consultant base shrunk by 11%. We believe that major users of our services are likely to defer IT spending until the U.S. economy shows meaningful signs of recovery. Accordingly, we expect billable headcount and corresponding revenues to continue to decline in the near term as the U.S. economy deals with recessionary conditions.

Results of Operations

Below is a tabular presentation of revenues and gross profit margins by sales channel for the periods discussed:

Revenue & Gross Margin by Sales Channel

(Dollars in millions)

	Years Ended December 31,
Revenue	2008	2007	2006
IT Wholesale Channel	$46.0	$54.4	$57.4
IT Retail Channel	38.7	41.6	42.6
Brokerage Operations	11.5	8.2	11.1
Permanent Placements / Fees*	0.4	0.5	0.3

Total Revenues	$96.6	$104.7	$111.4

Gross Margins
IT Wholesale Channel	18.3%	20.6%	23.2%
IT Retail Channel	20.0%	22.0%	23.2%
Brokerage Operations	15.3%	15.1%	16.9%
Permanent Placements / Fees*	100.0%	100.0%	100.0%

Total Gross Margin %	19.0%	21.1%	22.8%

*	Permanent Placement / Fees are generated from clients within both our IT wholesale and IT retail channels.

In order to minimize the impact on our operating margin of the economic and industry trends mentioned above, we need to continue to lower our operating cost structure through innovation and greater efficiencies. Investments in our global recruitment centers, offshore telesales group, and technological improvements, coupled with continued cost rationalization efforts, should provide us with a cost-effective platform in which to deliver our services. Below is a tabular presentation of operating expenses by sales, operations and general and administrative categories for the periods discussed:

Operating Expense Details

(Dollars in millions)

	Years Ended December 31,
	2008	2007	2006
Sales and Marketing	$4.7	$5.5	$6.3
Operations (HR & Recruiting)	4.3	4.9	4.8
General & Administrative	5.2	5.6	6.7

Total Operating Expenses	$14.2	$16.0	$17.8

2008 Compared to 2007

Revenue

Revenues for the year ended December 31, 2008 totaled $96.6 million, compared to $104.7 million for the year ended December 31, 2007. This 7.7% year-over-year decrease reflected an accelerating decline in demand for IT staffing services during 2008. Our billable headcount at December 31, 2008 totaled 550 consultants, which was 17.5% lower than the billable headcount of 667 that we had at December 31, 2007. Much of this billable consultant decline occurred during the fourth quarter (a loss of 70 consultants) as economic conditions, particularly with respect to the job markets, worsened. It should be noted that much of the billable consultant decline in fourth quarter did not fully impact our revenues during that period as most of the decline occurred during the latter part of the quarter. Accordingly, the full impact of this headcount decline will occur in first quarter 2009.

Revenues from our wholesale IT channel for 2008 declined by 15.4% from the corresponding period, one-year earlier. Declines from several systems integrator clients were largely responsible for this year-over-year variance. The wholesale channel tends to be more sensitive to changing economic conditions as clients in this channel quickly adjust their ratio of sub-vendor consultants employed in response to changing conditions. Retail IT channel revenues declined 7.0% during 2008, compared to 2007. Much of this decrease has been with financial services clients, who have adjusted their IT staffing spending in response to difficult market conditions. Brokerage operations revenues increased during 2008 by $3.3 million from 2007. Activity levels at a major client have increased over the year, despite issues in the financial markets, and accounted for the majority of this improvement. Permanent placements / fee revenues declined to $0.4 million in 2008 compared to $0.5 million in 2007.

IBM, Tek Systems and Wachovia Securities represented 14.9%, 12.7% and 10.7% of total 2008 revenues, respectively. During 2007, these clients represented 14.5%, 12.5%, and 6.3% of total revenues. Our top ten clients represented approximately 66% and 62% of total revenues in 2008 and 2007, respectively.

Gross Margin

Gross profit as a percentage of revenue decreased to 19.0% in 2008, compared to 21.1% in 2007. The gross margin decline largely reflects a deteriorating U.S. economy over the last eighteen months. As industry demand has weakened, pricing pressures have steadily increased over the course of the year. In addition, an increasing portion of our overall revenues in 2008 was generated by our lower-margin brokerage operations business. We enter 2009 with a gross margin “run-rate” of approximately 18.3% and expect continued pressure on our gross margins until such time as the U.S. economy begins to stabilize.

Wholesale IT channel gross margin declined by 230 basis points in 2008 compared to 2007. Pricing pressures on new assignments during 2008 were particularly pronounced with many of our IT staffing clients, as these clients looked aggressively to mitigate their own margin deterioration by reducing sub-vendor costs. In our retail IT channel, gross margins declined by 200 basis points in 2008 compared to 2007. Much of this decline was attributable to MSP clients who have aggressively sought bill rate reductions on existing assignments. Gross margins on our brokerage operations revenues were essentially flat in 2008 from the previous year.

Operating Expenses

Operating expenses in 2008 totaled $14.2 million, or 14.7% of revenues, compared to $16.0 million, or 15.3% of revenues in 2007. During 2008, we continued to adjust our operating cost structure to align it with changing market conditions. Austerity measures enacted during the latter part of 2008 and early 2009, included adjustments to our employee benefits programs, an employee salary and wage freeze, the elimination of 2009 executive bonuses, in addition to continued rationalization of support staff. In addition to these austerity initiatives, it should be noted that there are significant components of our operating cost structure that are variable in nature and tend to track our activity and profitability levels. These elements include management bonuses, sales and recruiting commissions, H1-B visa processing expenses, and job board access fees. These expense categories tend to decrease in challenging times and increase as business conditions turn favorable and activity levels increase.

Below is a variance analysis by expense category related to the $1.8 million decline in operating expenses in 2008 compared to 2007:

•

Sales expense decreased by approximately $0.8 million in 2008. Reductions in sales management, lower commissions and bonuses, and a decline in travel and marketing expenses were largely responsible for this favorable variance.

•

Recruiting expense was approximately $0.6 million lower in 2008. Staff reductions related to lower activity levels and improved recruitment efficiencies was responsible for $0.3 million of this favorable variance. The balance was largely due to lower commissions, management bonuses and H1-B visa processing fees.

•

General and administrative expense was lower in 2008 by approximately $0.4 million. Stock-based compensation expense was lower by $0.4 million, largely due to the cancellation of performance shares in which the performance targets were not achieved. Bad debt expense was approximately $0.3 million higher in 2008, offset by lower management bonus expense and higher legal expenses in the 2007 year, related to a lawsuit settlement.

Fourth quarter 2008 was our first quarter in which our operating cost structure reflected all expenses of a publicly traded, stand-alone organization. Prior to the Distribution, our operating cost structure included expense allocations charged by our former parent related to certain corporate overhead expenses, but excluding many expense components that would have been incurred had we been an independent organization. During the first nine months of 2008 these expense allocations totaled $0.8 million. It should be noted that the incremental costs incurred in fourth quarter associated with operating as a publicly traded, stand-along organization, approximated the quarterly allocations that we were charged by our former parent during 2008 (prior to the Distribution).

Other Income (Expense) Components

In 2008 and 2007, interest income generated on excess cash balances approximated $0.1 million. In 2008, we incurred expenses totaling $0.1 million related to a loss in an unconsolidated affiliate and foreign exchange transaction losses.

Income Tax Expense

Income tax expense for 2008 was $0.6 million, representing an effective tax rate on pre-tax income of 15.3%, compared to $0.7 million for 2007, which represented an effective tax rate on pre-tax income of 11.4%. As disclosed in the Notes to the Financial Statements included elsewhere herein, we have historically derived certain tax benefits as a result of being included in the iGATE consolidated U.S. tax return. During 2008 and 2007, these benefits totaled $1.0 million and $2.1 million, respectively. Excluding these benefits, which would not be available to us as a stand-alone company, our effective tax rate would have been 38.5% for 2008 and 45.9% for 2007. A higher aggregate state income tax rate and certain nondeductible compensation costs incurred in 2007 accounted for the higher “adjusted” effective tax rate during that year.

2007 Compared to 2006

Revenues

Revenues in 2007 totaled $104.7 million, compared to $111.4 million in 2006. This 6.0% decline in revenues reflected the completion of a major brokerage operations assignment in 2006, as well as a tightening in demand for IT staffing services during the second half of 2007. The revenue variance from the completion of the brokerage operations assignment accounted for $2.9 million or 43% of our overall decrease in year-over-year revenues. Revenues in our IT staffing business were down in 3.8% in 2007 compared to 2006, as declines occurred in both our wholesale and retail sales channels. Wholesale channel revenues were down 5.2% during the year, with most of the decline occurring in the last six months, as clients adjusted to a slowing U.S. economy.

Revenues in the retail channel declined by 2.3% during the year, despite a modest increase in MSP client revenues. Permanent placement / fee revenues increased to $0.5 million in 2007, compared to $0.3 in 2006.

At December 31, 2007, we had 667 consultants billing on client projects compared to 710 consultants at December 31, 2006. Our top two clients represented 14.5% and 12.5% of 2007 total revenue. In 2006, these same two clients represented 14.2% and 12.8% of total revenues. Our top ten clients represented approximately 62% and 63% of total revenues for 2007 and 2006, respectively.

Gross Margin

Gross profit as a percentage of revenue decreased to 21.1% in 2007 from 22.8% in 2006. The 2007 gross margin decline largely reflected consultant compensation increases out-pacing bill rate increases, particularly during the last half of the year. Gross margins in our wholesale channel declined to 20.6% in 2007 from 23.2% in 2006. Margins in 2006 benefited by 0.6% due to negotiated adjustments to several client volume discount clauses. Additionally, 2007 margins were negatively impacted by 0.2% due to higher reimbursable expenses in 2007 compared to 2006. However, the majority of our margin deterioration in this channel reflected consultant compensation increases out-pacing bill rate increases as clients continued to push for lower pricing. Retail channel margins also declined during 2007 to 22.0% from 23.2% a year earlier. Again, pricing pressures resulted in consultant compensation increases out-pacing bill rate increases. Brokerage operations gross margins were 15.1% in 2007 compared to 16.9% in 2006. The impact of pricing concessions negotiated in mid-2006 with a major client was largely responsible for our margin decline in this business unit.

Operating Expenses

Operating expense in 2007 totaled $16.0 million or 15.3% of revenues, compared to $17.8 million or 16.0% of revenues in 2006. Approximately $0.9 million of this variance related to higher 2006 legal expenses associated with a lawsuit settlement reserve established during that year at our brokerage operations unit. The remaining $0.9 million decline in operating expenses in 2007 was due to the following:

•

Sales expense declined by $0.8 million in 2007, largely due to lower management bonuses and sales commission expenses. Both of these expense elements tend to track our revenue and gross margin performance.

•	Recruiting expense increased in 2007 by approximately $0.1 million primarily due to training enhancements at our global recruitment centers.

•

General and administrative expense was approximately $0.2 million lower in 2007 (after adjusting for the legal expenses reference above) due to lower parent allocations of $0.3 million; partially offset by higher facility and travel costs.

Other Income (Expense) Components

In 2007 and 2006, other income (expense) principally consisted of approximately $0.1 million of interest income, generated on excess cash balances.

Income Tax Expense

Income tax expense in 2007 was $0.7 million, representing an effective tax rate on pre-tax income of 11.4%, compared to $0.7 million in 2006, which represented an effective tax rate on pre-tax income of 8.7%. As disclosed in the Notes to our Financial Statements included elsewhere herein, we have historically derived certain tax benefits as a result of being included in the iGATE consolidated U.S. tax return. During 2007 and 2006, these benefits totaled $2.1 million and $2.2 million, respectively. Excluding these benefits, which would not be available to us as a stand-alone company, our effective tax rate would have been 45.9% in 2007 and 38.0% in 2006. A higher aggregate state income tax rate and certain nondeductible compensation costs incurred in 2007, accounted for the higher “adjusted” effective tax rate during that year.

Liquidity and Capital Resources

Financial Condition and Liquidity

At December 31, 2008, we had $4.4 million of cash and equivalents, no outstanding debt, and a tangible net worth of $9.4 million. This compares to $1.5 million of cash and equivalents, no outstanding debt, and a tangible net worth of $7.8 million at December 31, 2007. In addition to our cash balances, we have access to a revolving credit facility with $10 million of maximum availability under which our borrowing base was $8 million as of December 31, 2008. This facility which is more fully described in Note 4 to the Financial Statements included elsewhere herein.

Historically, we have funded our business needs with cash generated from operating activities. Prior to the Distribution, we would typically transfer our excess cash balances to our former parent. In the staffing services industry, investment in operating working capital (defined as current assets minus cash and equivalents and current liabilities) is a significant use of cash. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At December 31, 2008 our accounts receivable “day sales outstanding” (“DSO’s”) measurement was 39-days compared to 42-days and 47-days at December 31, 2007 and 2006, respectively. We believe that effectively managing our DSO’s has been an important factor in maximizing cash flows in recent years.

Cash provided by operating activities and our cash and cash equivalents balances on hand at December 31, 2008 are expected to be adequate to fund our business needs over the next 12 months. Below is a tabular presentation of cash flow activities for the periods discussed:

	Years Ended December 31,
Cash Flows Activities	2008	2007	2006
	(Dollars in millions)
Operating activities	$5.0	$5.6	$8.6
Investing activities	(0.2)	(0.2)	(0.3)
Financing activities	(2.0)	(9.2)	(7.4)

Operating Activities

Cash provided from operating activities for the years ended December 31, 2008, 2007 and 2006 totaled $5.0 million, $5.6 million and $8.6 million, respectively. Factors contributing to cash flows during the 2008 period included net income of $3.5 million, non-cash charges of $0.8 million (principally related to depreciation and bad debt charges) and a decrease in operating working capital of $0.7 million. The decline in operating working capital was due to lower activity levels and a 3-day improvement in our DSO measurement. In 2007, cash flows from operating activities included net income of $5.4 million, non-cash charges of $0.1 million, and a modest decline in operating working capital requirements. The operating working capital decline included a $1.1 million increase related to the settlement of a lawsuit which was reserved for in 2006, offset by reductions in accounts receivable, largely due to DSO improvements. Factors contributing to 2006 cash flows were net income of $6.9 million, non-cash charges of $0.2 million, and a decline in operating working capital of $1.5 million. The operating working capital decline was due to an increase in current liabilities of $1.1 million related to a pending lawsuit and lower accounts receivable balances.

We would expect to see operating working capital levels decline should activity levels continue to weaken in the near term. However, we believe that DSO’s are likely to increase from the level at December 31, 2008, which would have a mitigating impact on any expected operating working capital declines. Should activity levels recover, it’s likely that our investment in operating working capital will increase, which will have a negative impact on cash generated from operating activities.

Investing Activities

Cash used in investing activities for December 31, 2008, 2007 and 2006 totaled $0.2 million, $0.2 million, and $0.3 million, respectively. In 2008 and 2007, recurring maintenance-type capital expenditures and investments in a joint venture accounted for our uses of cash. In 2006, capital expenditures were responsible for all investing activities and included, in addition to recurring maintenance-type expenditures of $0.2 million, the acquisition of a state-of-the-art applicant tracking and contact software system.

We believe that recurring maintenance-type capital expenditures should continue to require approximately $0.2 million in annual investment to support our existing operations. However, during 2009, we would expect an additional one-time expenditure of approximately $0.2 million for software related products, which were typically provided to us by our former parent.

Financing Activities

Prior to the Distribution, our financial resources had historically been managed by iGATE on a centralized basis. Our cash balances were transferred to iGATE regularly, and iGATE funded our cash disbursements as needed. In 2008, prior to the Distribution, and during the years ended December 31, 2007 and 2006, Mastech had net cash transfers to iGATE of $2.0 million, $9.2 million and $7.4 million, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

We have financial commitments related to existing operating leases, primarily for office space that we occupy. Our commitments are as follows:

	Payments due by period
	(Dollars in thousands)
Contractual obligations	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Operating Leases	$277	$133	$0	$0	$410

We do not have any off-balance sheet arrangements.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that billing rates reflect increases in costs due to inflation.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies. Accordingly, we typically have lower utilization rates and higher benefit costs during the fourth quarter.

Critical Accounting Policies

Certain accounting policies are particularly important to the portrayal of our financial position, results of operations and cash flows and require the application of significant judgment by management, and as a result, are subject to an inherent degree of uncertainty. In applying these policies, our management uses judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on our historical experience, terms of existing contracts, observances of industry trends and other available information from outside sources, as appropriate. The following explains our most critical accounting policies. See the Notes to the Financial Statements, included elsewhere herein, for a complete description of our significant accounting policies.

Revenue Recognition

We recognize revenue on time-and-materials contracts as the services are performed. Time-and-materials contracts typically bill at an agreed upon hourly rate. Out-of-pocket expense reimbursement amounts vary from assignment to assignment. In 2008, these reimbursement amounts represent approximately 4% of total revenues. Revenue is earned when our consultants are working on projects. Revenue recognition is negatively impacted by holidays and consultant vacation and sick days. In certain situations related to client direct hire transactions, where our fee is contingent upon the hire’s continued employment with the client, revenue recognition is deferred until such employment requirements are satisfied.

Accounts Receivable and Allowance for Uncollectible Accounts

We extend credit to clients based upon management’s assessment of their creditworthiness. The majority of our revenues (and the resulting accounts receivable) are from large companies and major systems integrators.

Unbilled receivables represent amounts recognized as revenues for the periods presented based on services performed and, in accordance with the terms of client contracts, will be invoiced in subsequent periods.

We review accounts receivable periodically to determine the probability of loss. The Company records an allowance for uncollectible accounts when it is probable that the related receivable balance will not be collected. This analysis is based on historical collection experience, client-specific collection issues, and other matters that we identify in our collection monitoring. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be necessary, which could impact earnings.

Stock Based Compensation

Effective January 1, 2006, we recognize compensation expense for all stock-based awards using a fair value approach as prescribed in SFAS No. 123R “Share Based Payments.” The impact of this adoption is more fully described in our Notes to the Financial Statements, included elsewhere herein.

Income Taxes

Prior to Distribution, we have filed our federal tax return as part of iGATE’s consolidated U.S. tax return. As previously noted, we received certain tax benefits from being included in iGATE’s tax return, which we will not enjoy as a stand-alone company. The impact on our income tax expense related to such benefits is discussed above and disclosed in the Notes to the Financial Statements, included elsewhere herein.

We record an estimated liability for income and other taxes based on what we determine will likely be paid in the various tax jurisdictions in which we operate. Management uses its best judgment in the determination of these amounts. However, the liabilities ultimately realized and paid are dependent on various matters, including the resolution of the tax audits in the various affected tax jurisdictions, and may differ from the amounts recorded. An adjustment to the estimated liability would be recorded through income in the period in which it becomes probable that the amount of the actual liability differs from the amount recorded.

We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about our ability to realize deferred tax assets in future years, we would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or decrease to income tax expense.

Recently Issued Accounting Standards

In September 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“the FSP”). The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to require an additional disclosure about the status of the payment/performance risk of a guarantee. The FSP is effective for reporting periods (annual or interim) ending after November 15, 2008. The Company does not expect that adoption of this accounting standard will have a significant impact on its Consolidated Financial Statements.

In June 2008, FASB issued FSP No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share”. The FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, with early adoption prohibited. Upon adoption, all previously reported EPS data (including interim financial statements, summaries of earnings, and selected financial data) should be adjusted retrospectively to conform with the requirements of the FSP 03-6-1. The Company is evaluating the impact that the adoption of FSP 03-6-1 will have on its Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts”. SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company does not expect that adoption of this accounting standard will have a significant impact on its Consolidated Financial Statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect that the adoption of SFAS No. 162 will have a material impact on our financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” We are required to adopt FSP No. FAS 142-3 for fiscal years beginning after December 15, 2008. We do not expect that the adoption of SFAS No. 142-3 will have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.” SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows, SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We do not expect that the adoption of SFAS No. 161 will have a material impact on our financial statements.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” which defers the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company is currently evaluating the impact of SFAS No. 157 on non-financial assets and non-financial liabilities, but does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations”. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. SFAS No. 141(R) will become effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 141(R) on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. The standard changes the accounting for noncontrolling (minority) interests in Consolidated Financial Statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not expect that the adoption of SFAS No. 160 will have a material impact on our financial statements.

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value. Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Foreign currency risk exists by nature of our global recruitment centers. However, exposure to currency risk is not viewed to be material and, accordingly, we do not have any exchange rate hedges in place.

ITEM	8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are filed as part of this Form 10-K. See Index to Consolidated Financial Statements on page 32 of this Form 10-K.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

The accompanying Consolidated Financial Statements of Mastech Holdings, Inc. and subsidiaries have been prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America and necessarily include amounts based on management’s best estimates and judgments.

The Company’s Consolidated Financial Statements for the year ended December 31, 2008 have been audited by UHY LLP, Independent Registered Public Accounting Firm, whose report thereon appears on page 33 of this Form 10-K.

The Board of Directors pursues its responsibility for the Company’s financial reporting and accounting practices through its Audit Committee, all of the members of which are independent directors. The Audit Committee’s duties include recommending to the Board of Directors the Independent Registered Public Accounting Firm to audit the Company’s financial statements, reviewing the scope and results of the independent accountants’ activities and reporting the results of the committee’s activities to the Board of Directors. The Independent Registered Public Accounting Firm has met with the Audit Committee in the presence of management representatives to discuss the results of their audit work. The Independent Registered Public Accounting Firm has direct access to the Audit Committee.

Steven J. Shangold

President, Chief Executive Officer and Director

John J. Cronin, Jr.

Chief Financial Officer

MASTECH HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDERS

Mastech Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Mastech Holdings, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. We have also audited the accompanying Schedule II, Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Mastech Holdings, Inc. at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Southfield, MI

March 13, 2009

MASTECH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	At December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$4,361	$1,524
Accounts receivable, net of allowance for uncollectible accounts of $515, and $331, respectively	7,817	8,885
Unbilled receivables	1,423	2,559
Employee advances	20	20
Prepaid and other current assets	356	174
Deferred income taxes	253	289

Total current assets	14,230	13,451
Investment in unconsolidated affiliate	41	62
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,328	1,280
Enterprise software	675	637
Leasehold improvements	488	488

	2,491	2,405
Less—accumulated depreciation	(2,256)	(1,980)

Net equipment, enterprise software, and leasehold improvements	235	425
Deferred income taxes	191	327

Total assets	$14,697	$14,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,454	$2,873
Accrued payroll and related costs	2,555	3,465
Accrued income taxes	145	—
Other accrued liabilities	89	50
Deferred revenue	51	41

Total current liabilities	5,294	6,429
Commitments and contingent liabilities	—	—

Total liabilities	5,294	6,429
Shareholders’ equity:
iGATE’s net investment	—	7,836
Preferred Stock, no par value, 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 100,000,000 shares authorized and 3,606,717 shares outstanding as of December 31, 2008	36	—
Additional paid-in capital	9,078	—
Net Income	289	—

Total shareholders’ equity	9,403	7,836

Total liabilities and shareholders’ equity	$14,697	$14,265

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Revenues	$96,650	$104,693	$111,416
Cost of revenues	78,328	82,618	86,062

Gross profit	18,322	22,075	25,354
Selling, general and administrative expenses	14,160	16,016	17,824

Income from operations	4,162	6,059	7,530
Interest income	72	82	82
Interest (expense)	(4)	—	(11)
Other income (expense), net	(70)	—	1

Income before income taxes	4,160	6,141	7,602
Income tax expense	638	701	662

Net income	$3,522	$5,440	$6,940

Earnings per share:
Basic	$.98	$1.51	$1.92

Diluted	$.98	$1.51	$1.92

Weighted average common shares outstanding:
Basic	3,607	3,607	3,607

Diluted	3,611	3,607	3,607

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Retained Earnings	Former Parent’s Net Investment	Total Shareholders’ Equity
Balances, December 31, 2005	$—	$—	$—	$11,979	$11,979

(Transfers to) former Parent	—	—	—	(7,400)	(7,400)
Amortization of deferred compensation	—	—	—	110	110
Net income	—	—	—	6,940	6,940

Balances, December 31, 2006	$—	$—	$—	$11,629	$11,629

(Transfers to) former Parent	—	—	—	(9,233)	(9,233)
Net income	—	—	—	5,440	5,440

Balances, December 31, 2007	$—	$—	$—	$7,836	$7,836

(Transfers to) former Parent	—	—	—	(2,021)	(2,021)
Net income (pre spin-off)	—	—	—	3,233	3,233
Spin-off capitalization	36	9,012	—	(9,048)	—
Stock-based compensation expense (post spin-off)	—	66	—	—	66
Net income (post spin-off)	—	—	289	—	289

Balances, December 31, 2008	$36	$9,078	$289	$—	$9,403

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$3,522	$5,440	$6,940
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	314	320	251
Bad debt expense	258	—	—
Stock-based compensation expense	66	—	—
Deferred compensation expense	—	—	110
Deferred income taxes, net	136	(193)	(152)
Loss in unconsolidated affiliate	46	—	—
Working capital items:
Accounts receivable and unbilled receivables	1,946	1,904	1,351
Employee advances	—	(10)	6
Prepaid and other current assets	(146)	705	(17)
Accounts payable	(419)	429	11
Accrued payroll and related costs	(910)	(1,831)	(909)
Accrued income taxes	145	—	—
Other accrued liabilities	39	(1,208)	1,092
Deferred revenue	10	11	(54)

Net cash flows provided by operating activities	5,007	5,567	8,629

INVESTING ACTIVITIES:
Additions to equipment, software and leasehold improvements, net	(124)	(126)	(303)
Investments in unconsolidated affiliates	(25)	(62)	—

Net cash flows (used in) investing activities	(149)	(188)	(303)

FINANCING ACTIVITIES:
Transfers to Parent	(2,021)	(9,233)	(7,400)

Net cash flows (used in) financing activities	(2,021)	(9,233)	(7,400)

Net change in cash and cash equivalents	2,837	(3,854)	926
Cash and cash equivalents, beginning of year	1,524	5,378	4,452

Cash and cash equivalents, end of year	$4,361	$1,524	$5,378

SUPPLEMENTAL DISCLOSURE:
Cash payments for interest expense	$4	$—	$11

Cash payments for income taxes	$980	$1,075	$521

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

Spin-Off: The spin-off of Mastech Holdings, Inc. (“Mastech” or the “Company”) by iGATE Corporation (“iGATE” or the “Former Parent”) became effective on September 30, 2008 through a Distribution of 100% of the common stock of the Company to the common shareholders of iGATE (the “Distribution”). The Distribution was effected pursuant to the separation and distribution agreement by which iGATE contributed to the Company the subsidiaries that operated its Professional Services business, which includes the entities described below.

Description of Business: The Company conducts its staffing services business through three operating subsidiaries. However, in accordance with SFAS-131 “Disclosures about Segments of an Enterprise and Related Information”, the Company categorizes all of its operations as a single reportable segment.

•

Mastech, Inc. – provides domestic information technology staffing and consulting services to large and medium-size organizations. Mastech, Inc. combines deep technical expertise with comprehensive business process experience to deliver a board range of services within business intelligence / data warehousing; service oriented architecture; web services; enterprise resource planning & customer resource management; and e-business solutions.

•

Global Financial Services of Nevada – provides operational staffing services to the U.S. brokerage industry. Global Financial Services’ consultants provide value-added services related to securities operations, such as trade reconciliation, general ledger balancing, and operational procedures and documentation.

•

RPO Worldwide, Inc. – provides recruitment and sourcing services to other staffing-industry clients. These service offerings capitalize on the RPO’s low-cost offshore recruitment centers by providing staffing-industry clients a cost effective way of supplementing their existing recruiting capabilities.

Basis of Presentation: The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The financial statements present the consolidated position of the Company, as a separate, stand-alone entity subsequent to the Distribution, along with the historical financial statements of the staffing services businesses, on a combined basis, which were operated as part of iGATE before the Distribution. These historical financial statements were prepared on a “carve-out” basis from iGATE’s Consolidated Financial Statements using the historical results of operations, assets and liabilities attributable to iGATE’s Professional Services business, including allocations of operating and income tax expenses from iGATE. Accordingly, the Company’s combined results of operations and cash flows for the periods before the Distribution may not be indicative of its future performance and do not necessarily reflect what its results of operations and cash flows would have been had the Company operated as a separate stand-alone entity during the periods presented.

iGATE historically provided certain corporate functions to the Company and the cost associated with these functions have been allocated to the Company as disclosed herein in Note 10, “Transactions with Former Parent”. These functions included telecommunications, insurance, benefit management, corporate finance and treasury, information technology, taxes and regulatory compliance. The cost of such services allocated to the Company, based on methodologies deemed to be reasonable by management, may not be indicative of the actual expenses that would have been incurred had the Company been operating as a stand-alone entity for the periods presented prior to the Distribution.

Additionally, prior to the Distribution, the Company’s operating results have been included in iGATE’s consolidated U.S. federal income tax return. Historically, the Company derived certain tax benefits as a result of being included in this consolidated federal tax return. As disclosed herein in Note 8 “Income Taxes”, the

Company would not have access to such benefits as a stand-alone entity and accordingly, its tax expense would have been greater than the amounts reported in the Consolidated Statements of Operation for periods prior to the Distribution.

For all periods before the Distribution, iGATE’s investment in the staffing services business is shown as Former Parent’s Net Investment in the Consolidated Statements of Shareholders’ Equity. On September 30, 2008, iGATE completed a distribution of one share of the Company’s common stock, with a par value of $0.01, for every fifteen shares of iGATE common stock. After the separation, the Company had 3.6 million shares of common stock outstanding. Upon completion of this Distribution, the remaining Former Parent’s net investment balance was transferred to additional paid-in capital.

2.	Summary of Significant Accounting Policies

A.	Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company utilizes the equity method of accounting, as prescribed by Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock”, when it is able to exercise significant management influence over the entity’s operations, which generally occurs when Mastech has an ownership interest of between 20% and 50% in an entity. Investments in which the Company does not exercise significant management influence, generally when Mastech has an ownership interest of less than 20%, the Company utilizes the cost method of accounting.

B.	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from the estimates.

C.	Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and highly liquid debt investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value.

D.	Accounts Receivable and Unbilled Receivables

The Company extends credit to clients based upon management’s assessment of their creditworthiness. A substantial portion of the Company’s revenue, and the resulting accounts receivable, are from Fortune 1000 companies, major systems integrators and other staffing organizations.

Unbilled receivables represent amounts recognized as revenues for the periods presented based on services performed and, in accordance with the terms of the client contract, will be invoiced in subsequent periods.

E.	Allowance for Uncollectible Accounts

Accounts receivable are reviewed periodically to determine the probability of loss. The Company records an allowance for uncollectible accounts when it is probable that the related receivable balance will not be collected based on historical collection experience, client-specific collection issues, and other matters the Company identifies in its collection monitoring. The Allowance for Uncollectible Accounts was $515,000 and $331,000 at December 31, 2008 and 2007, respectively. Bad debt expense, reflected in the Consolidated Statements of

Operations for the year end December 31, 2008 totaled $258,000. There were no bad debt expense charges for the years ended December 31, 2007 and 2006.

F.	Employee Advances

In unique situations, employees can be advanced up to $3,000 at the discretion of the Company. Normally, advances are based upon financial need at date of hire. Advances are generally deducted from the employee’s salary over a short period of time until paid in full.

G.	Equipment, Enterprise Software and Leasehold Improvements

Equipment, enterprise software and leasehold improvements are stated at historical cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of (a) the remaining term of the lease or (b) the estimated useful life of the improvements. Repairs and maintenance, which do not extend the useful life of the respective assets, are charged to expense as incurred. Upon disposal, assets and related accumulated depreciation are removed from the Company’s accounts and the resulting gains or losses are reflected in the Company’s Consolidated Statement of Operations.

The estimated useful lives of depreciable assets are primarily as follows:

Laptop Computers	18 months
Equipment	3-5 years
Enterprise Software	3 years

Depreciation and amortization expense related to fixed assets totaled $314,000, $320,000 and $251,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

H.	Income Taxes

We determine our income tax provision using the asset and liability method. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. The Company evaluates its deferred tax assets and records a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the periods presented, no valuation allowance has been provided, except as described below.

The Company accounts for uncertain tax positions in accordance with the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2008, the Company provided a liability of $28,000 for unrecognized tax benefits, including interest and penalties, related to various federal and state income tax matters applicable to the periods subsequent to the Distribution.

I.	Fair Value of Financial Instruments

The recorded amounts for cash and cash equivalents, accounts receivable, other current assets, and accounts payable and other current liabilities approximate fair value due to the short-term nature of these financial instruments. The fair value of any outstanding borrowings under our revolving credit facility would approximate their book values in all material respects due to the variable nature of the interest rate provisions associated with such borrowings.

J.	Software Implementation Costs

The Company accounts for costs incurred for its own information systems upgrades in accordance with Statement of Position 98-1 (SOP 98-1) “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. SOP 98-1 requires that both internal and external costs incurred during the preliminary project stage should be expensed as incurred. Such cost incurred during the application development stage should be capitalized; training costs incurred in this stage, however, should be expensed. Costs of upgrades and enhancements should be capitalized (but only during the application development stage) if it’s probable that the expenditures will result in added functionality for the software. During the post-implementation/operation stage, training costs (both internal and external) should be expensed.

K.	Revenue Recognition

The Company recognizes revenue on time-and-material contracts as services are performed and expenses are incurred. Time-and-material contracts typically bill at an agreed upon hourly rate, plus out-of-pocket expense reimbursement. Out-of-pocket expense reimbursement amounts vary by assignment, but on average represent approximately 4% of total revenues. Revenue is earned when the Company’s consultants are working on projects. Revenue recognition is negatively impacted by holidays and consultant vacation and sick days.

In certain situations related to client direct hire assignments, where the Company’s fee is contingent upon the hired resources’ continued employment with the client, revenue recognition is deferred until such employment conditions are satisfied.

L.	Stock Based Compensation

The Company has a stock-based compensation plan that provides for the granting of Mastech stock options, stock appreciation rights, performance shares, or restricted stock awards to directors, executive management and key employees. Prior to the Distribution, certain employees of Mastech participated in iGATE’s stock-based compensation plans.

Effective January 1, 2006, iGATE adopted the provisions of SFAS No. 123R “Share-based Payments”, using the modified prospective transition method. SFAS No. 123R requires all stock-based compensation to employees be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating such compensation expense. Compensation expense is recognized on awards ratably over the requisite service period. In accordance with iGATE’s chosen method of adoption, compensation expense recognized beginning as of January 1, 2006, included compensation expense for (i) all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Periods prior to January 1, 2006 have not been adjusted.

Subsequent to the Distribution, the Company continues to account for stock-based compensation in accordance with SFAS No. 123R as more fully described in Note 7 to the Financial Statements.

M.	Foreign Exchange Gains and Losses and Other Comprehensive Income (Loss)

Gains and losses from foreign currency transactions are included in other income (expense) net, for the periods presented. The Company had no “Other Comprehensive Income (Loss)” during the periods presented.

N.	Earnings Per Share

Basic earnings per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of common shares outstanding during the period, plus the incremental shares outstanding assuming the exercise of dilutive stock options, calculated using the treasury stock method.

O.	Recently Issued Accounting Standards

In September 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“the FSP”). The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to require an additional disclosure about the status of the payment/performance risk of a guarantee. The FSP is effective for reporting periods (annual or interim) ending after November 15, 2008. The Company does not expect that adoption of this accounting standard will have a significant impact on its Consolidated Financial Statements.

In June 2008, FASB issued FSP No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share”. The FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, with early adoption prohibited. Upon adoption, all previously reported EPS data (including interim financial statements, summaries of earnings, and selected financial data) should be adjusted retrospectively to conform with the requirements of the FSP 03-6-1. The Company is evaluating the impact that the adoption of FSP 03-6-1 will have on its Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts”. SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company does not expect that adoption of this accounting standard will have a significant impact on its Consolidated Financial Statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. We do not expect that the adoption of SFAS No. 162 will have a material impact on our financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” We are required to adopt FSP No. FAS 142-3 for fiscal years beginning after December 15, 2008. We do not expect that the adoption of SFAS No. 142-3 will have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.” SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows, SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We do not expect that the adoption of SFAS No. 161 will have a material impact on our financial statements.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” which defers the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company is currently evaluating the impact of SFAS No. 157 on non-financial assets and non-financial liabilities, but does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations”. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. SFAS No. 141(R) will become effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 141(R) on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. The standard changes the accounting for noncontrolling (minority) interests in Consolidated Financial Statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not expect that the adoption of SFAS No. 160 will have a material impact on our financial statements.

2.	Cash and Cash Equivalents

The Company has cash and cash equivalents consisting of cash balances on hand and money market funds that totaled $4.4 million at December 31, 2008 and $1.5 million at December 31, 2007. There were no restrictions on the Company’s cash balances during the periods presented.

3.	Investments in Unconsolidated Affiliate

In late 2007, the Company acquired 50% ownership in a joint venture with another large staffing service organization. The joint venture is accounted for under the equity method of accounting. The Company recognized a loss of $46,000 in 2008, which is included in the other income (expense) category in the Company’s Consolidated Statements of Operations.

In early in 2009, the decision was made to discontinue the joint venture’s operations and distribute any remaining capital to the principals. Accordingly, we are expecting a distribution during the first quarter of 2009.

4.	Credit Facility

On October 15, 2008, the Company entered into a revolving credit facility with PNC Bank, N.A. (“PNC”). This three-year facility provides for a maximum loan amount of $10 million. The facility is secured by pledges of and first priority perfected security interest in substantially all on the Company’s assets. Advances under the facility are limited to a borrowing base that consists of the sum of 85% of eligible accounts receivable, plus 50% of eligible unbilled accounts. Interest on borrowings will be charged at a rate equal to, at the Company’s election, either (a) the higher of the prime rate or the federal funds rate plus 50%, plus an applicable margin; or (b) LIBOR plus an applicable margin. The applicable margin equals 125 basis points for the first third of the facility; 150 basis points for the second third of the facility; and 175 basis points for the last third of the facility. A 20 basis point per annum commitment fee on the unused portion of the facility is charged and due quarterly in arrears. At December 31, 2008, our borrowing base totaled $8.0 million and no borrowings were outstanding.

The credit agreement contains standard covenants, including but not limited to, covenants related to minimum tangible net worth; total debt to EBITDA; EBIT to interest expense; and limitations on liens, indebtedness, guarantees, contingent liabilities loans and investments, distributions, leases, asset sales, and mergers and acquisitions. As of December 31, 2008, the Company was in compliance with all provisions under the facility.

5.	Commitments and Contingencies

Lease Commitments

The Company rents certain office facilities and equipment under noncancelable operating leases, which provide for the following future minimum rental payments as of December 31, 2008:

Total Amount
(Dollars in thousands)
Period ending December 31,
2009	$277
2010	125
2011	8
2012	—
2013	—
Thereafter	—

Total	$410

Rental expense for the years ended December 31, 2008, 2007 and 2006, total is $581,000; $431,000 and $383,000, respectively.

Contingencies

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

6.	Employee Benefit Plan

The Company’s employees participate in an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. based salaried employees. Eligible employees may contribute up to 15% of eligible compensation, subject to limits in the Internal Revenue Code. The Retirement Plan does not provide for any Company matching contributions.

7.	Stock Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”). The Plan provides that up to 800,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. As of December 31, 2008, the Company has issued 400,000 stock options under the Plan. This total includes 189,000 stock options that were issued in connection with the Distribution from iGATE as further described below and 215,000 stock options granted on October 15, 2008. No stock appreciation rights, performance shares or stock awards have been granted under the Plan as of December 31, 2008. The Plan expires by its terms on September 30, 2018.

Prior to the Distribution, certain employees of Mastech participated in iGATE’s stock-based compensation plans. At the time of the Distribution, each unvested iGATE stock option held by a person who was an employee of the Company immediately after the Distribution received substituted options to purchase Mastech common stock with the same term date, vesting schedule, intrinsic value and ratio of “exercise price to share price” that existed with respect to such iGATE stock options at the Distribution date. These substituted options constituted a modification of stock options related to an equity restructuring, in accordance with the provisions of SFAS No. 123R. However, no incremental stock-based compensation expense was required, as the fair value of the iGATE stock option immediately before the Distribution was greater than the fair value of the Mastech stock option immediately after the Distribution. Accordingly, Mastech continues to recognize stock-based compensation expenses on these substituted options over the requisite service period, based on the original fair value calculation made by iGATE at the grant date.

A summary of Mastech stock option activity for the year ended December 31, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1,	—	—
Granted – substitution options	189,000	$5.05
Granted	215,000	$1.15
Exercised	—	—
Cancelled / forfeited	(4,000)	$6.41

Outstanding at December 31,	400,000	$2.97

As of December 31, 2008, the Company’s outstanding “in the money” stock options using the year-end share price of $2.38 had an aggregate intrinsic value of $265,000. As of December 31, 2008, the intrinsic value of vested and expected to vest stock options totaled $258,000. No vested options had an intrinsic value at year-end 2008.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of December 31, 2008:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.01 to $2.00	215,000	9.79	$1.15
$2.01 to $4.00	106,000	6.04	$3.22
$4.01 to $6.00	—	—	—
$6.01 to $8.00	79,000	8.56	$7.52

	400,000	8.63	$2.96

Range of Exercise Prices:	Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.01 to $2.00	—	—	—
$2.01 to $4.00	12,000	6.07	$3.26
$4.01 to $6.00	—	—	—
$6.01 to $8.00	12,000	8.76	$7.79

	24,000	8.63	$5.49

Stock-based compensation expense of $235,000, $697,000, and $645,000 was recognized in the Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006, respectively. Stock-based compensation expense related to 2008 was impacted by the expense reversal related to (a) performance shares granted by iGATE in which the performance goals were not met; and (b) the cancellation of all outstanding performance shares as of September 30, 2008, in accordance with our separation with iGATE. The Company has recognized related tax benefits associated with its share-based compensation arrangements for the years ended December 31, 2008, 2007 and 2006 of $67,000, $327,000 and $266,000, respectively.

As of December 31, 2008, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $540,000, which will be amortized over the weighted-average remaining requisite service period of 2.3 years.

The Company used the following assumptions for the Black-Scholes option pricing model for Mastech options issued during 2008 (post-spin) and for iGATE options issued to Mastech employees prior to the Distribution.

	Years Ended December 31,
	2008	2007	2006
Stock option grants (post-spin):
Weighted-average risk-free interest rate	2.90%	—	—
Weighted-average dividend yield	0.00%	—	—
Expected volatility	55.70%	—	—
Expected term (in years)	4.5	—	—
Weighted-average fair value	$0.55	—	—

Stock option grants (pre-spin):
Weighted-average risk-free interest rate	—	4.34%	4.65%
Weighted-average dividend yield	—	0.0%	0.0%
Expected volatility	—	61.0%	66.5%
Expected term (in years)	—	4.5	4.5
Weighted-average fair value	—	$4.79	$3.17

For periods presented prior to the Distribution date of September 30, 2008, all stock-based compensation awards were made by iGATE and accordingly stock-based compensation expense was determined using iGATE’s assumptions with respect to volatility, dividend yield, expected term and risk-free interest rate. Mastech assumptions, which are described in the paragraphs below, were utilized for grants made on October 15, 2008.

Risk-free interest rate – The risk-free rate for stock options granted during the period was determined by using a U.S. Treasury rate for the period that coincided with the expected term of the options.

Expected dividend yield – The Company currently is not contemplating a dividend program. Accordingly, the dividend yield assumption used was 0.0%.

Expected volatility – Mastech’s expected volatility of 55.7% was determined based on the calculated historical peer group volatility for companies within our industry, since there is not sufficient historical volatility data for Mastech common stock.

Expected term – Mastech’s expected term is 4.5 years for stock option grants. The Company’s expected term was based on the exercise history of iGATE awards to our employees and the vesting term of Mastech stock options.

The assumptions used to calculate the fair value of stock options will be evaluated and revised, as necessary, to reflect market conditions and the Company’s historical experience and future expectations. As more historical data is available to calculate the volatility of Mastech stock and the actual terms Mastech employees hold options, expected volatility and expected term assumptions may change, which could significantly change the grant-date fair value of future stock option awards.

8.	Income Taxes

Prior to the Distribution, the Company’s taxable income was included in iGATE’s U.S. federal income tax return. Historically, we have derived certain tax benefits as a result of being included in iGATE’s consolidated U.S. tax return, which would not have been available to us as a stand-alone company. The impact of these allocated benefits was to reduce the effective rate of our income tax provision as disclosed in the U. S. statutory rate reconciliation below.

The tax sharing agreement between the Company and iGATE sets forth the rights and obligations of iGATE and us with respect to (i) taxes imposed on our respective businesses both prior to and after the Distribution; and (ii) taxes and liabilities that could be imposed as a result of a final determination that is inconsistent with the anticipated tax-free treatment of the Distribution under the Internal Revenue Code.

In accordance with the provisions of the tax sharing agreement, we assume financial responsibility with respect to all tax filings related to our business, both prior to and after the Distribution. Accordingly, iGATE assumes financial responsibility with respect to all tax filings related to their remaining businesses, both prior to and after the Distribution. To the extent that a pre-Distribution tax adjustment is not identifiable to a specific party, but the liability for payment of such tax is the result of an adjustment that will benefit a particular party in the future, the party who will benefit from such adjustment in the future shall be solely responsible for such liability. Should no future benefit exist with such adjustment, each party shall be responsible for a proportionate share of such tax liability. However, if a pre-Distribution liability pertains to a Mastech tax matter in which a FIN 48 reserve has been created by iGATE prior to the Distribution, iGATE will be responsible to satisfy such liability to the extent of its FIN 48 reserve balance.

If the Distribution were to fail to qualify as tax-free for U.S. federal income tax purposes, iGATE may be subject to U.S. federal income taxes. Prior to the Distribution, an opinion of Reed Smith, LLP, tax counsel to iGATE, provided an opinion substantially to the effect that the Distribution should qualify as a tax-free Distribution within the meaning of Section 355 (a) of the Internal Revenue Code. However, the Reed Smith opinion is not binding on the Internal Revenue Service and they could assert a position contrary to the opinion. The opinion was based on, among other things, certain assumptions and representations as to factual matters made by iGATE and us which, if incorrect or inaccurate in any material respect, would jeopardize the conclusions reached by counsel in its opinion. Pursuant to the terms of the Tax Sharing agreement, in the event the Distribution were to fail to qualify as a tax-free transaction, and such failure was not the result of actions taken after the Distribution by iGATE or any of its subsidiaries or shareholders, Mastech would be responsible for all taxes imposed on iGATE (net of all tax credits available to iGATE which would reduce such required cash outlay).

The components of income before income taxes, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Income before income taxes:
Domestic	$4,160	$6,141	$7,602
Foreign	—	—	—

Income before income taxes	$4,160	$6,141	$7,602

The provision for income taxes, as shown in the accompanying Consolidated Financial Statements, consisted of the following for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Current provision (benefit) :
Federal	$292	$(274)	$516
State	173	601	286

Total current provision (benefit)	465	327	802

Deferred provision (benefit) :
Federal	124	326	(122)
State	49	48	(18)

Total deferred provision (benefit)	173	374	(140)

Total provision for income taxes	$638	$701	$662

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the years ended December 31, 2008, 2007 and 2006 were as follows:

	December 31, 2008		December 31, 2007		December 31, 2006
Income taxes computed at the federal statutory rate	$1,456	35.0%	$2,149	35.0%	$2,661	35.0%
State income taxes, net of federal tax benefit	122	2.9	565	9.2	178	2.3
Parent expense allocations*	(964)	(23.2)	(2,118)	(34.5)	(2,229)	(29.3)
Other – net	24	0.6	105	1.7	52	0.7

	$638	15.3%	$701	11.4%	$662	8.7%

*	Represents income tax benefits related to Former Parent expenses allocated to the Company for tax purposes, which are in excess of the expense allocations, included in our Consolidated Statement of Operations, herein.

The components of the deferred tax assets and liabilities were as follows:

	At December 31,
	2008	2007
	(Dollars in Thousands)
Deferred tax assets:
Allowance for doubtful accounts and employee advances	$202	$133
Accrued vacation and bonuses	169	211
Depreciation	—	29
123R compensation	231	301
Other	—	3

	602	677
Less valuation allowance	(28)	—

Total deferred tax assets	574	677
Deferred tax liabilities:
Prepaid expenses	119	61
Depreciation	11	—

Total deferred tax liabilities	130	61

Net deferred tax asset	444	616
Less: current deferred tax asset	253	289

Total long-term deferred tax asset	$191	$327

9.	Revenue Concentration:

The Company’s top three clients represented 14.9%, 12.7% and 10.7% of 2008 total revenues. These same three clients represented 14.5%, 12.5% and 6.3% in 2007, and 14.2%, 12.8% and 8.2% in 2006, of total revenues for those respective years. The Company’s top ten clients represented approximately 66%, 62% and 63% of total revenues in 2008, 2007 and 2006, respectively.

10.	Transactions with Former Parent

Prior to the Distribution, the Company transacted with its former parent and its former parent’s affiliates (collectively referred to as “Former Parent” or “iGATE”), as indicated below. Additionally, the Company entered into a transition services agreement with iGATE to provide for an orderly transition to being an independent company. Among the principal services to be provided to us under this agreement were: (a) continued participation in iGATE’s benefit program through December 31, 2008; (b) short-term use of certain software products; (c) telecommunication services; and (d) financial reporting consultation and assistance. Subsequent to December 31, 2008, the only services that will still be provided under the agreement are telecommunication services. The Company has executed an agreement in early 2009 with a major telecommunication company to provide these services on a stand-alone basis.

Cash Transfers between the Company and the Former Parent

The Company transferred excess funds to and received required funds from iGATE, on an ongoing basis. During 2008, prior to the Distribution, and for the full years 2007 and 2006, net cash transferred to iGATE totaled $2.0 million, $9.2 million, $7.4 million, respectively.

Sublease with the Former Parent

The Company leases office space from iGATE under a sublease arrangement that expires on April 30, 2009. The Company paid rent under this sublease arrangement totaling $284,000 in 2008, $284,000 in 2007 and $217,000 in 2006.

Shared Services with the Former Parent

The Company’s employees participated in several of iGATE’s benefit plans, including Healthcare, 401K and Stock Compensation Plans. The cost of services provided to the Company’s employees is included in the Consolidated Statement of Operations and totaled $2.9 million in 2008, $3.0 million in 2007, $3.4 million in 2006. Approximately $850,000 related to year 2008 pertained to services performed after the Distribution, in accordance with the transition agreement.

In addition to charges related to specific coverage’s under the Former Parent Plans, the Company was charged an allocation related to the Former Parent’s general and administrative expenses. These allocations totaled $800,000 in 2008, prior to the Distribution, and $1.6 million and $1.8 million for the full years 2007 and 2006, respectively and are included in the Consolidated Statement of Operations.

Tax Allocations Made by the Former Parent

The Company filed its federal income taxes as part of iGATE’s Consolidated U.S. federal income tax return. Accordingly, the Company’s tax liability was paid to iGATE through the Distribution date and totaled $766,000 in 2008, $1.1 million in 2007 and $521,000 in 2006.

Transactions with the Former Parent’s Affiliates

iGATE Global Solutions, provides the Company offshore contractors, IT support services, telecommunication services, and office space in Fremont, California. These services are provided under negotiated agreements between the parties. In 2008, 2007 and 2006, the Company paid iGATE Global Solutions $2.9 million, $3.1 million and $1.8 million, respectively, for services provided. The 2008 payments included $437,000 related to services provided subsequent to the Distribution.

The Company provides iGATE Global Solutions with IT consultants from time-to-time on a negotiated basis. In 2008, 2007 and 2006, the Company recognized revenues from these services of $118,000, $484,000 and, $83,000, respectively.

Accounts Receivable and Accounts Payable with the Former Parent

At December 31, 2008 and 2007, the Company had included in its Accounts Receivable balance $10,000 and $83,000, due from its Former Parent, respectively. At December 31, 2008 and 2007, the Company had included in its Accounts Payable balance $895,000 and $828,000 owed to its Former Parent, respectively.

11.	Earnings per Share

The computation of basic earnings per share (“EPS”) is based on the Company’s net income divided by the basic weighted average number of common shares outstanding. On September 30, 2008, the separation from iGATE was completed in a tax-free Distribution of one share of the Company’s common stock for every fifteen shares of iGATE common stock held by iGATE shareholders of record. As a result, on September 30, 2008 the Company had 3.6 million shares of common stock outstanding, and this share amount is being utilized for the calculation of basic earnings per share for all periods presented prior to the Distribution. For all periods prior to the Distribution, the same number of shares is being used for diluted earnings per share, as no Mastech equity awards were outstanding for these periods. Diluted earnings per share subsequent to the Distribution, reflects the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options were calculated using the treasury stock method.

As of December 31, 2008, the computation of diluted earnings per share does not include 185,000 stock options as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations:

	Years Ended December 31,
	2008	2007	2006
Weighted-average shares outstanding:
Basic	3,607	3,607	3,607
Common stock equivalents (existing after the Distribution)	4	—	—

Diluted	3,611	3,607	3,607

The following table sets forth the computation of basic EPS utilizing net income and the Company’s weighted-average common stock outstanding:

	Years Ended December 31,
	2008	2007	2006
Net income	$3,522	$5,440	$6,940
Basic weighted-average shares outstanding	3,607	3,607	3,607

Basic EPS	$0.98	$1.51	$1.92

The following table sets forth the computation of diluted EPS utilizing net income and the Company’s weighted-average common stock outstanding plus the weighted-average of common stock equivalents outstanding:

	Years Ended December 31,
	2008	2007	2006
Net income	$3,522	$5,440	$6,940
Diluted weighted-average shares outstanding	3,611	3,607	3,607

Diluted EPS	$0.98	$1.51	$1.92

12.	Quarterly Financial Information (Unaudited):

	Revenues	Gross Profit	Net Income	Earnings Per Share
Year Ended December 31, 2008				Basic	Diluted
First quarter	$24,974	$4,933	$972	$.27	$.27
Second quarter	24,450	4,765	1,099.31		.31
Third quarter	24,140	4,518	1,162.32		.32
Fourth quarter	23,086	4,106	289.08		.08

Annual	$96,650	$18,322	$3,522	$.98	$.98

	Revenues	Gross Profit	Net Income	Earnings Per Share
Year Ended December 31, 2007				Basic	Diluted
First quarter	$26,729	$5,971	$1,466	$.40	$.40
Second quarter	26,595	5,719	1,437.40		.40
Third quarter	25,609	5,430	1,392.39		.39
Fourth quarter	25,760	4,955	1.145	.32	.32

Annual	$104,693	$22,075	$5,440	$1.51	$1.51

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. The results of management’s assessment were reviewed with the Company’s Audit Committee.

The certification required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.01 and 31.02, respectively, to this Annual Report on Form 10-K.

Management’s Report on Internal Controls Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There has been no change in Mastech’s internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2008.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item, not set forth below, is incorporated herein by reference from the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for May 14, 2009, which will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2008 (the “Proxy Statement”).

We have adopted a code of ethics applicable to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer entitled Code of Business Conduct & Ethics. This Code is posted on the Company’s website, www.mastech.com (under the “Corporate Governance” caption of the Investor Relations page). The Company intends to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its code of ethics by posting such information on the Company’s website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item hereby is incorporated by reference from the section entitled “Stock Ownership by Directors and Executive Officers” and “Equity Compensation Plan” of the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference from the sections entitled “Additional Information Concerning the Board of Directors of the Company”, “Committee of the Board” and “Certain Business Relationships and Transactions” of the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by the item is hereby incorporated by reference from the section entitled “Fees Paid to UHY LLP” of the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

l.	Financial Statements

The following Consolidated Financial Statements of the registrant and its subsidiaries are included on pages 34 to 51 and the report of its Independent Registered Public Accounting Firm is included on page 33 in this Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets – December 31, 2008 and 2007.

Consolidated Statements of Operations – Years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows – Years ended December 31, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedule

The following Consolidated Financial Statement Schedule shown below should be read in conjunction with the Consolidated Financial Statements on pages 34 to 51 in this Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

The following items appear immediately following the signature pages:

Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts for the three years ended December 31, 2008, 2007 and 2006, respectively.

3.	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

MASTECH HOLDINGS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 (Dollars in thousands)

	Balance at beginning of period	(Credited) charged to expense	Deductions	Balance at end of period
Allowance for Doubtful Accounts:
Year ended December 31, 2008	$331	$258	$(74)	$515
Year ended December 31, 2007	331	—	—	331
Year ended December 31, 2006	331	—	—	331

Exhibit	Index Description of Exhibit
2.1	Separation and Distribution Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 filed as Exhibit 2.1 to Mastech’s Form 8-K, filed on October 1, 2008.

3.1	Articles of Incorporation of the Company are incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, File No. 001-34099, filed on July 23, 2008.

3.2	Amended and Restated Bylaws of the Company are incorporated by reference to Exhibit 3.1. to Mastech’s Form 8-K, dated October 1, 2008.

10.1	Stock Incentive Plan is incorporated by reference to Exhibit 10.4 to Mastech’s Form 8-K, File 001-34099, filed on October 1, 2008.

10.2	Loan Agreement by and between PNC Bank, N.A. and Mastech Holdings, Inc., dated October 15, 2008 filed as Exhibit 10.1 to Mastech’s Form 8-K, filed on October 21, 2008.

10.3	Employee Matters Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 filed as Exhibit 10.2 to Mastech’s Form 8-K, filed on October 1, 2008.

10.4	Transition Services Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 filed as Exhibit 10.1 to Mastech’s Form 8-K, filed on October 1, 2008.

10.5	Tax Sharing Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 filed as Exhibit 10.3 to Mastech’s Form 8-K, filed on October 1, 2008.

21.0	Subsidiaries of the Registrant is filed herewith.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm is filed herewith.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of March, 2009.

MASTECH HOLDINGS, INC.

March 19, 2009	/S/ STEVEN J. SHANGOLD
Steven J. Shangold President, Chief Executive Officer and Director

/S/ JOHN J. CRONIN, JR.
John J. Cronin, Jr. Chief Financial Officer

/S/ SUNIL WADHWANI
Sunil Wadhwani Co-Chairman of the Board of Directors, and Director

/S/ ASHOK TRIVEDI
Ashok Trivedi Co-Chairman of the Board of Directors, and Director

/S/ GERHARD WATZINGER
Gerhard Watzinger Director

/S/ JOHN AUSURA
John Ausura Director

/S/ BRENDA RHODES
Brenda Rhodes Director

/S/ D. KEVIN HORNER
D. Kevin Horner Director