Form 10-Q
period 2009-03-31
Mastech Holdings, Inc.
filed 2009-05-13
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2009 was 3,606,717.

MASTECH HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues	$20,558	$24,974
Cost of revenues	16,715	20,041

Gross profit	3,843	4,933
Selling, general and administrative expenses	2,985	3,891

Income from operations	858	1,042
Interest income	2	14
Other income (expense), net	(29)	(10)

Income before income taxes	831	1,046
Income tax expense	336	74

Net income	$495	$972

Earnings per share:
Basic	$.14	$.27

Diluted	$.14	$.27

Weighted average common shares outstanding:
Basic	3,607	3,607

Diluted	3,632	3,607

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,619	$4,361
Accounts receivable, net of allowance for uncollectible accounts of $615 and $515, respectively	7,769	7,817
Unbilled receivables	1,817	1,423
Prepaid and other current assets	322	376
Deferred income taxes	306	253

Total current assets	15,833	14,230

Investment in unconsolidated affiliate	9	41

Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,323	1,328
Enterprise software	754	675
Leasehold improvements	488	488

	2,565	2,491
Less – accumulated depreciation	(2,331)	(2,256)

Net equipment, enterprise software, and leasehold improvements	234	235

Deferred income taxes	190	191

Total assets	$16,266	$14,697

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,230	$2,454
Accrued payroll and related costs	3,295	2,555
Accrued income taxes	368	145
Other accrued liabilities	323	89
Deferred revenue	87	51

Total current liabilities	6,303	5,294

Commitments and contingencies (Note 9)	—	—

Total liabilities	6,303	5,294

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 100,000,000 shares authorized and 3,606,717 shares outstanding as of March 31, 2009 and December 31, 2008	36	36
Additional paid-in capital	9,143	9,078
Retained earnings	784	289

Total shareholders’ equity	9,963	9,403

Total liabilities and shareholders’ equity	$16,266	$14,697

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$495	$972
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	85	81
Bad debt expense	100	(7)
Stock-based compensation expense	65	—
Deferred income taxes, net	1	(40)
Loss in unconsolidated affiliate	16	11
Working capital items:
Accounts receivable and unbilled receivables	(446)	(559)
Prepaid and other current assets	1	49
Accounts payable	(224)	(653)
Accrued payroll and related costs	740	294
Accrued income taxes	223	—
Other accrued liabilities	234	93
Deferred revenue	36	14

Net cash flows provided by operating activities	1,326	255

INVESTING ACTIVITIES:
Capital expenditures	(84)	(24)
Investment in unconsolidated affiliate	16	—

Net cash flows (used in) investing activities	(68)	(24)

FINANCING ACTIVITIES:
Transfers from former parent	—	3,255

Net cash flows provided by financing activities	—	3,255

Net change in cash and cash equivalents	1,258	3,486
Cash and cash equivalents, beginning of period	4,361	1,524

Cash and cash equivalents, end of period	$5,619	$5,010

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

(Unaudited)

1.	Description of Business and Basis of Presentation:

References in this Quarterly Report on 10-Q to “we”, “our”, “Mastech” or “the Company” refer collectively to Mastech Holdings, Inc. and its wholly-owned operating subsidiaries, which are included in these Condensed Consolidated Financial Statements.

Description of Business

We are a provider of IT and brokerage operations staffing services to large and medium-sized organizations. Our IT staffing business delivers a broad range of services within Business Intelligence / Data Warehousing; Web Services; Enterprise Resource Planning & Customer Resource Management; and eBusiness Solutions segments. We provide our services across various industry verticals including: Automotive; Banking; Consumer Products; Education; Finance; Government; Healthcare; Insurance; Manufacturing; Pharmaceutical; Retail; Technology; Telecommunications; Transportation; and Utilities. Our Brokerage Operations staffing business provides services related to securities operations, such as trade reconciliation, general ledger balancing, and operations procedures and documentation.

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on March 19, 2009. Additionally, our operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009 or for any other period.

Prior to our separation from iGATE Corporation (“iGATE”), our financial statements were prepared on a “carve-out” basis from iGATE’s Consolidated Financial Statements using the historical results of operations, assets and liabilities attributable to iGATE’s Professional Services business, including allocations of operating and income tax expenses from iGATE. Accordingly, historical financial statements, prior to September 30, 2008, represent the combined financial results of Mastech, Inc., Global Financial Services of Nevada, Inc., RPOworldwide, Inc., and Mastech Trademark Systems, Inc. All intercompany transactions and balances between entities included in our financial statements have been eliminated. Accordingly, the financial statements presented for the March 31, 2008 period herein, may not reflect what our results of operations, financial position and cash flows would have been had the Company operated as an independent company.

Prior to our separation, iGATE historically provided certain corporate functions to the Company and costs associated with these functions have been allocated to the Company as disclosed herein in the notes to the Unaudited Condensed Consolidated Financial Statements. These functions included communications, insurance, benefit management, corporate finance and treasury, information technology, and regulatory compliance. The costs of such services allocated to the Company, based on methodologies deemed to be reasonable by management, may not be indicative of the actual expense that would have been incurred had the Company been operating as an independent company for the periods presented. The charges for such functions are included in “selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations, herein. Additionally, prior to separation, the Company’s operating results have been included in iGATE’s consolidated U.S. tax return. Historically we have derived certain tax benefits as a result of being included in this consolidated tax return. As disclosed in the accompanying notes, as an independent company, we would not have access to such benefits and accordingly, our income tax expense would increase from the amounts reported in the Condensed Consolidated Statements of Operations, herein.

2.	Income Taxes

The components of income before income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
	2009	2008
	(Amounts in Thousands)
Income before income taxes:
Domestic	$831	$1,046
Foreign	—	—

Income before income taxes	$831	$1,046

The provision for income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
	2009	2008
	(Amounts in Thousands)
Current provision:
Federal	$380	$60
State	9	54

Total current provision	389	114

Deferred provision (benefit):
Federal	(76)	(22)
State	23	(18)

Total deferred provision (benefit)	(53)	(40)

Total provision for income taxes	$336	$74

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three months ended March 31, 2009 and 2008, respectively, were as follows:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
Income taxes computed at the federal statutory rate	$291	35.0%	$366	35.0%
State income taxes, net of federal tax benefit	32	3.8	36	3.4
Former parent expense allocation*	—	—	(332)	(31.7)
Other — net	13	1.6	4	0.4

	$336	40.4%	$74	7.1%

*	This income tax benefit relates to former parent expenses allocated to the Company for tax purposes, which are in excess of former parent expense allocations disclosed in Note 6 below.

3.	Employee Benefit Plan

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

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which provides that up to 800,000 shares of the Company’s common stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. No grants under the Plan were made during the three month period ended March 31, 2009.

5.	Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2009 and 2008 was $65,000 and ($14,000), respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Prior to the separation from iGATE, our employees participated in iGATE’s stock-based compensation plans. Stock-based compensation expense for the 2008 period was impacted by expense reversals related to performance shares, granted by iGATE, in which the performance objectives were not met.

6.	Transactions with Former Parent

The Company transacts with its former parent and its former parent’s affiliates (collectively referred to as “Former Parent” or iGATE), as indicated below. Many of these transactions were negotiated as arm-length transactions. Additionally, the Company entered into a transition services agreement with iGATE, post-Distribution, to provide for an orderly transition to being an independent company.

Cash Transfers between the Company and the Former Parent

Prior to the Distribution, the Company transferred excess funds to and received required funds from iGATE, on an ongoing basis. During the three months ended March 31, 2008, net cash transfers to the Company from iGATE totaled $3.3 million.

Sublease with the Former Parent

The Company leases office space from iGATE under a sublease arrangement that expires on April 30, 2009. The Company paid rent under this sublease totaling $71,000 for both the three months ended March 31, 2009 and 2008.

Shared Services with the Former Parent

The Company’s employees participated in iGATE’s benefit plans, including healthcare, group insurances, 401(K) and stock-based compensation plans during 2008. The costs of such services provided to the Company’s employees totaled $891,000 for the period ending March 31, 2008.

Prior to the Distribution, the Company was charged an allocation related to the Former Parent’s general and administrative expenses. These allocations totaled $277,000 for the three months ended March 31, 2008.

Tax Allocations made by the Former Parent

Prior to the Distribution, the Company filed its federal income taxes as part of iGATE’s Consolidated U.S. federal income tax return. Accordingly, the Company’s federal tax liability was paid to the Former Parent, which totaled $60,000 for the three months ended March 31, 2008.

Arms-length Transactions with the Former Parent’s Affiliate

iGATE Global Solutions provides the Company offshore contractors, IT support services and telecommunication services. Also, through mid-September 2008, iGATE Global Solutions provided the Company office space in Fremont, California. These services are provided under negotiated agreements between the parties. For the three months ended March 31, 2009 and 2008, the Company paid iGATE Global Solutions $242,000 and $871,000, respectively, for such services provided.

The Company provides iGATE Global Solutions with IT consultants from time-to-time on a negotiated basis. For the three months ended March 31, 2009 and 2008, the Company recognized revenues from these services of $10,000 and $58,000, respectively.

Accounts Receivable and Accounts Payable with the Former Parent

At March 31, 2009, the Company had no Accounts Receivable balance due from its Former Parent. At March 31, 2008, the Company had $36,000 due from its Former Parent. At March 31, 2009 and 2008, the Company had Accounts Payable balances of $468,000 and $666,000, respectively, due to its Former Parent.

7.	Revenue Concentration

For the three months ended March 31, 2009, the Company had four clients that exceeded 10% of total revenue (15.8%, 13.8%, 11.0% and 10.6%) as compared to two clients that exceeded 10% of revenue (13.8% and 12.8%) for the three months ended March 31, 2008. The Company’s top ten clients represented approximately 68% and 61% of total revenues for the three months ended March 31, 2009 and 2008, respectively.

8.	Restructuring Charge

The Company incurred $180,000 of severance expense related to restructuring initiatives for the three months ended March 31, 2008. Accordingly, these costs are included as selling, general and administrative expense in the Company’s Condensed Consolidated Statement of Operations for the three months ending March 31, 2008.

9.	Commitments and Contingencies

The Company rents certain office space and equipment under non-cancelable leases which provides for future minimum rental payments. In January 2009, the Company entered into a 64-month office lease agreement commencing May 1, 2009. The lease provides for approximately 11,000 square feet of office space at the Company’s Pittsburgh, PA headquarters and commits the Company to future minimum rental payments of approximately $1.0 million over term of the lease. This lease commitment is in addition to the company’s other obligations under non-cancelable leases, which have not materially changed from the amounts disclosed in the Company’s 2008 Annual Report on Form 10-K.

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

10.	Earnings Per Share Data

On September 30, 2008, Mastech common stock was distributed by way of a pro rata dividend to iGATE shareholders. The dividend represented 100% of the issued and outstanding common stock of Mastech at the time of the distribution. iGATE shareholders received one share of Mastech common stock for every fifteen shares of iGATE common stock owned on September 16, 2008, the record date of the distribution. After the distribution, the Company had 3.6 million shares of common stock issued and outstanding. This outstanding share amount of 3.6 million is being utilized to calculate basic and diluted earnings per share for all pre-Distribution periods presented.

11.	Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“SFAS No. 157-4”). FSP 157-4 amends FASB Statement No.157, Fair Value Measurements, to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability significantly decreased in relation to market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. SFAS No. 157-4 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued SFAS No. 107-1, “Interim Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107-1”). FSP 107-1 amends FASB Statement No.107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financials information at interim reporting periods. SFAS No. 107-1 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No.107-1 on its consolidated results of operations and financial condition.

In April 2009, the FASB issued SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“SFAS No. 115-2 and No. 124-2”). FSP 115-2 and FSP No. 124-2 provides new guidance on the recognition of an Other-Than-Temporary-Impairments (OTTI) and provides some new disclosure requirements. SFAS No. 115-2 and FSP No. 124-2 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited consolidated financial statements and accompanying notes for year ended December 31, 2008, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 19, 2009.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about future events, future performance, plans, strategies, expectations, prospects, competitive environment and regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words, “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend” or the negative of these terms or similar expressions in this quarterly report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors”, “Forward-Looking Statements” and elsewhere in our 2008 Annual Report on Form 10-K. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update forward-looking statements and the estimates and assumptions associated with them, after the date of this quarterly report on Form 10-Q, except to the extent required by applicable securities laws.

Website Access to SEC Reports:

The Company’s website is www.mastech.com. The Company’s 2008 Annual Report on Form 10-K, current reports on Form 8-K and all other reports filed with the SEC, are available free of charge on the Investor Relations page. The website is updated as soon as reasonably practical after such reports are filed electronically with the SEC.

Overview:

We are a provider of IT and brokerage operations staffing services to large and medium-sized organizations. From July 1986 through September 2008, we conducted our business as subsidiaries of iGATE. We do not sell, lease or otherwise market computer software or hardware, and 100% of our revenue is derived from the sale of staffing services.

Our IT staffing business combines technical expertise with business process experience to deliver a broad range of services within Business Intelligence / Data Warehousing; Web Services; Enterprise Resource Planning & Customer Resource Management; and eBusiness Solutions segments. We provide our services across various industry verticals including: Automotive; Banking; Consumer Products; Education; Finance; Government; Healthcare; Insurance; Manufacturing; Pharmaceutical; Retail; Technology; Telecommunications; Transportation; and Utilities.

Our Brokerage Operations staffing business provides services related to securities operations, such as trade reconciliation, general ledger balancing and operations procedures and documentation.

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

Recent Developments:

On April 28, 2009, the Company’s Board of Directors received and accepted Steven J. Shangold’s resignation as President and Chief Executive Officer and Director, effective April 28, 2009. Sunil Wadhwani will serve as the Company’s Interim President and Chief Executive Officer while the Board of Directors seeks a permanent replacement.

Critical Accounting Policies:

Our critical accounting policies are described in Note 2 “Summary of Significant Accounting Policies” of the notes to our audited Consolidated Financial Statements, included in our 2008 Annual Report on Form 10-K.

Economic Trends and Outlook:

Generally, our business outlook is highly correlated with general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. During periods of contracting employment and slowing economic growth, demand for our services tends to decrease. As the economy has slowed during the last half of 2007, throughout 2008, and into 2009, we have seen less demand for our staffing services. We have also seen accelerating pricing pressures with respect to resources deployed, which has resulted in lower gross margins. We believe that this trend is likely to continue until economic growth in the U.S. rebounds.

In addition to tracking general U.S. economic conditions, a large portion of our revenues are generated from a limited number of clients. Accordingly, our trends and outlook are impacted by the prospects and well-being of these specific clients. This “account concentration” factor may result in our results of operations deviating from the prevailing U.S. economic trends from time to time.

In recent years, a larger portion of our revenues have come from our wholesale IT sales channel which consists largely of strategic relationships with systems integrators and other staffing organizations. This channel tends to carry lower gross margins, but provides higher volume opportunities. Should this trend in our business mix continue it is likely that our overall gross margins will decline. Within our retail sales channel, many larger users of IT staffing services are employing Managed Service Providers (“MSP”) to manage their contractor spending in an effort to drive down overall costs. The impact of this shift towards the MSP model has been lower gross margins. Should this trend towards utilizing the MSP model continue it is likely that our gross margins will be pressured in the future. Our belief, based on industry trends, is that a larger portion of our retail channel will consist of MSP clients going forward.

Results of Operations for the Three Months Ended March 31, 2009 as Compared to the Three Months Ended March 31, 2008:

Revenues:

Revenues for the three months ended March 31, 2009 totaled $20.6 million, compared to $25.0 million for the corresponding three month period in 2008. This 17.7% year-over-year revenue decline reflects sluggish demand for IT staffing services, partially offset by an increase in brokerage operations staffing services.

Billable headcount at March 31, 2009 totaled 492 consultants compared to 668 consultants one-year earlier. For the three-months ended March 31, 2009 our billable headcount declined by 58 consultants. Much of this quarterly decline occurred in our brokerage operations business (38 consultants) due to the completion of a major assignment in late March, 2009.

Below is a tabular presentation of revenues by sales channel for the three months ended March 31, 2009 and 2008, respectively:

Revenues (Amounts in millions)	Three months ended March 31, 2009	Three months ended March 31, 2008
Wholesale IT Channel	$9.3	$12.0
Retail IT Channel	8.2	10.2
Brokerage Operations	3.0	2.6
Permanent Placements / Fees	0.1	0.2

Total revenues	$20.6	$25.0

Revenues from our wholesale IT channel declined by 22.5% in 2009 compared to the 2008 period, led by steep declines from many of our staffing clients. Retail IT channel revenues were down 19.6% during the 2009 period, with significant declines at many of our financial services clients. Brokerage operations revenues were up in 2009 compared to the corresponding 2008 period by approximately 15%. However, the March 2009 completion of a major assignment could negatively impact volume levels over the balance in 2009. Permanent placement / fee revenues were down approximately $100,000 in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

During the three months ended March 31, 2009, the Company had four clients that exceeded 10% of total revenues (15.8%, 13.8%, 11.0% and 10.6%). During the three months ended March 31, 2008, we had two clients that exceeded 10% of total revenues (13.8% and 12.8%). For the 2009 three month period, our top ten clients represented approximately 68% of total revenues compared to 61% of total revenues in the corresponding 2008 period.

Gross Margin:

Gross profit as a percentage of revenue decreased to 18.7% for the three month period ending March 31, 2009 compared to 19.8% for the three month period a year earlier. This gross margin performance reflects slowing economic conditions in the United States over the last eighteen months, an unfavorable sales channel mix, and initiatives on the part of clients to reduce or hold firm bill rates.

Below is a tabular presentation of gross margin by sales channel for the three months ended March 31, 2009 and 2008, respectively:

Gross Margin	Three months ended March 31, 2009	Three months ended March 31, 2008
Wholesale IT Channel	18.6%	18.4%
Retail IT Channel	19.8	21.0
Brokerage Operations	14.4	14.9
Permanent Placements / Fees	100.0	100.0

Total gross margin	18.7%	19.8%

Gross margin declines, in general, have been fueled by competitive pricing pressures on new assignments and a push by clients to hold or reduce bill rates on existing assignments. This situation, combined with an unfavorable sales channel mix over the last twelve months, has resulted in a 110 basis point decline in overall gross margins.

Wholesale IT channel gross margins increased by 20 basis points in the 2009 period compared to 2008 as declines in revenues with lower margin staffing clients dropped significantly faster then declines in our integrator business. This client mix change within the wholesale IT channel was responsible for our slight gross margin improvement. In our retail IT channel, gross margin declined by 120 basis points in the 2009 period compared to 2008. Much of this decrease is attributable to clients who have aggressively sought reductions in bill rates on existing assignments over the last several quarters. Brokerage operations margins were down slightly for the three months ended March 31, 2009 compared to the 2008 period, due to higher levels of reimbursable expense revenues.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the three months ended March 31, 2009 totaled $3.0 million, or 14.5% of revenues compared to $3.9 million or 15.6% of revenues for the three months ended March 31, 2008. This $0.9 million decline in SG&A expenses in the 2009 period was due to the following:

•	Sales expense decreased by $0.3 million due to lower commissions, management bonuses, and sales support salary costs.

•

Recruiting expense decreased by $0.6 million. Staff reductions related to lower activity levels and improved recruitment efficiencies were responsible for $0.3 million of this favorable variance. The balance was largely due to lower commissions, bonuses and H1-B visa processing costs.

•	General and administrative expense was flat with the 2008 period, as higher stock-based compensation and bad debt expense in the 2009 period were offset by severance costs incurred in the 2008 period.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended March 31, 2009 consisted of $2,000 of interest income generated on excess cash balances; a $16,000 loss on a joint venture in which we have a 50% ownership interest; interest expense of $5,000 and foreign exchange losses of $8,000. For the three months ended March 31, 2008, Other Income / (Expense) consisted of interest income of $14,000; and a $10,000 loss on our joint venture.

Income Tax Expense:

Income tax expense for the three months ended March 31, 2009 was $336,000, representing an effective tax rate on pre-tax income of 40.4%, compared to $74,000, which represented a 7.1% effective tax rate on pre-tax income for the three months ended March 31, 2008. As disclosed in the accompanying notes to our financial statements herein, prior to our separation, we historically derived certain tax benefits as a result of being included in the iGATE consolidated U.S. tax return. During the three months ended March 31, 2008, these benefits totaled $332,000. Excluding these benefits, which would not be available to us as a stand-alone company, our effective tax rate would have been 38.8% for the three months ended March 31, 2008.

Liquidity and Capital Resources:

At March 31, 2009, we had $5.6 million of cash and equivalents, no outstanding debt, and a tangible net worth of $10.0 million. In addition to our cash balances, we have access to a revolving credit facility with $10 million of maximum availability, under which our borrowing base was $7.8 million as of March 31, 2009.

Historically, we have funded our business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At March 31, 2009, our accounts receivable “days sales outstanding” (“DSO’s”) measurement was 44-days compared to 45-days at March 31, 2008. We expect cash provided by operating activities and our cash balances on hand to be adequate to fund our business needs during 2009.

Cash flows provided by operating activities:

Cash provided by operating activities for the three months ended March 31, 2009 totaled $1.3 million compared to $0.3 million during the three months ended March 31, 2008. Elements contributing to cash flows during the 2009 period included net income of $0.5 million, non-cash charges of $0.3 million, and reductions in operating working capital of approximately $0.5 million. During the three months ended March 31, 2008, elements of cash flows included net income of $1.0 million, partially offset by an increase in operating working capital of $0.7 million. The operating working capital increase in the 2008 period reflected an increase in our accounts receivable balance.

Cash flows (used in) investing activities:

Cash used in investing activities for the three months ended March 31, 2009 totaled $68,000 compared to $24,000 for the three months ended a year earlier. Capital cash expenditures related to maintenance-type items accounted for most of both periods’ cash needs. The 2009 period included a $16,000 cash distribution from a joint venture which was discontinued in early 2009.

Cash flows provided by financing activities:

Prior to our separation from iGATE, our excess cash balances were transferred to iGATE on a regular basis and iGATE would fund our cash needs as required. During the three months ended March 31, 2008, we had net cash transfers from iGATE of $3.3 million. During the 2009 period, the Company did not engage in any financing activities.

Contractual Obligations and Off-Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements.

The Company rents certain office space and equipment under non-cancelable leases which provides for future minimum rental payments. In January 2009, the Company entered into a 64-month office lease agreement commencing May 1, 2009. The lease provides for approximately 11,000 square feet of office space at the Company’s Pittsburgh, PA headquarters and commits the Company to future minimum rental payments of approximately $1.0 million over term of the lease. This lease commitment is in addition to the company’s other obligations under non-cancelable leases, which have not materially changed from the amounts disclosed in the Company’s 2008 Annual Report on Form 10-K.

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

Effect of Recent Accounting Pronouncements:

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“SFAS No. 157-4”). FSP 157-4 amends FASB Statement No.157, Fair Value Measurements, to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability significantly decreased in relation to market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. SFAS No. 157-4 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued SFAS No. 107-1, “Interim Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107-1”). FSP 107-1 amends FASB Statement No.107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financials information at interim reporting periods. SFAS No. 107-1 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No.107-1 on its consolidated results of operations and financial condition.

In April 2009, the FASB issued SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“SFAS No. 115-2 and No. 124-2”). FSP 115-2 and FSP No. 124-2 provides new guidance on the recognition of an Other-Than-Temporary-Impairments (OTTI) and provides some new disclosure requirements. SFAS No. 115-2 and FSP No. 124-2 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

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

Disclosure Controls and Procedures:

Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) our management, including our Interim Chief Executive Officer and Chief Financial Officer, have concluded that as of March 31, 2009, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and, (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our principle executive and principle financial officers, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting:

Historically, we have relied on certain financial information, administrative and other resources of iGATE to operate our business including portions of corporate communications, regulatory, investor relations, corporate controller, internal audit, Sarbanes Oxley compliance, information technology and legal compliance. In conjunction with our separation from iGATE, we are enhancing our own financial, administrative, investor relations and other support systems. We have also refined our accounting and internal auditing policies and processes to support a stand-alone public organization. Other than those noted above, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors as previously disclosed in our 2008 Annual Report on Form 10-K, filed with the SEC on March 19, 2009.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Office Lease between Park Ridge Holding Company and Mastech Holdings, Inc., dated January 21, 2009.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Interim Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Interim Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of May, 2009.

MASTECH HOLDINGS, INC.

May 13, 2009	/S/ SUNIL WADHWANI
Sunil Wadhwani
Interim Chief Executive Officer

/S/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer

EXHIBIT INDEX

10.1	Office Lease between Park Ridge Holding Company and Mastech Holdings, Inc., dated January 21, 2009.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Interim Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Interim Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.