Form 10-Q
period 2009-06-30
Mastech Holdings, Inc.
filed 2009-08-14
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 31, 2009 was 3,606,717.

MASTECH HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$17,675	$24,450	$38,233	$49,424
Cost of revenues	14,271	19,685	30,986	39,726

Gross profit	3,404	4,765	7,247	9,698
Selling, general and administrative expenses	2,970	3,370	5,955	7,261

Income from operations	434	1,395	1,292	2,437
Interest income	1	14	3	28
Other income (expense), net	(4)	(23)	(33)	(33)

Income before income taxes	431	1,386	1,262	2,432
Income tax expense	175	287	511	361

Net income	$256	$1,099	$751	$2,071

Earnings per share:
Basic	$.07	$.30	$.21	$.57

Diluted	$.07	$.30	$.21	$.57

Weighted average common shares outstanding:
Basic	3,607	3,607	3,607	3,607

Diluted	3,666	3,607	3,654	3,607

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,921	$4,361
Accounts receivable, net of allowance for uncollectible accounts of $615 and $515, respectively	6,886	7,817
Unbilled receivables	780	1,423
Prepaid and other current assets	367	376
Deferred income taxes	423	253

Total current assets	15,377	14,230

Investment in unconsolidated affiliate	10	41

Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,335	1,328
Enterprise software	754	675
Leasehold improvements	514	488

	2,603	2,491
Less — accumulated depreciation	(2,413)	(2,256)

Net equipment, enterprise software, and leasehold improvements	190	235

Deferred income taxes	123	191

Total assets	$15,700	$14,697

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,885	$2,454
Accrued payroll and related costs	3,039	2,555
Accrued income taxes	268	145
Other accrued liabilities	150	89
Deferred revenue	72	51

Total current liabilities	5,414	5,294

Commitments and contingencies (Note 9)	—	—
Total liabilities	5,414	5,294

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 100,000,000 shares authorized and 3,606,717 shares outstanding as of June 30, 2009 and December 31, 2008	36	36
Additional paid-in capital	9,210	9,078
Retained earnings	1,040	289

Total shareholders’ equity	10,286	9,403

Total liabilities and shareholders’ equity	$15,700	$14,697

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$751	$2,071
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	167	161
Bad debt expense	100	(7)
Stock-based compensation expense	132	—
Deferred income taxes, net	68	27
Loss in unconsolidated affiliate	15	27
Working capital items:
Accounts receivable and unbilled receivables	1,474	1,176
Prepaid and other current assets	(161)	15
Accounts payable	(569)	(636)
Accrued payroll and related costs	484	1,034
Accrued income taxes	123	—
Other accrued liabilities	61	26
Deferred revenue	21	26

Net cash flows provided by operating activities	2,666	3,920

INVESTING ACTIVITIES:
Capital expenditures	(122)	(68)
(Investment in) distribution from unconsolidated affiliate	16	(25)

Net cash flows (used in) investing activities	(106)	(93)

FINANCING ACTIVITIES:
Transfers from former parent	—	2,691

Net cash flows provided by financing activities	—	2,691

Net change in cash and cash equivalents	2,560	6,518
Cash and cash equivalents, beginning of period	4,361	1,524

Cash and cash equivalents, end of period	$6,921	$8,042

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

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

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on March 19, 2009. Additionally, our operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009 or for any other period.

Prior to our separation from iGATE Corporation (“iGATE”), our financial statements were prepared on a “carve-out” basis from iGATE’s Consolidated Financial Statements using the historical results of operations, assets and liabilities attributable to iGATE’s Professional Services business, including allocations of operating and income tax expenses from iGATE. Accordingly, historical financial statements, prior to September 30, 2008, represent the combined financial results of Mastech, Inc., Global Financial Services of Nevada, Inc., RPOworldwide, Inc., and Mastech Trademark Systems, Inc. All intercompany transactions and balances between entities included in our financial statements have been eliminated. Accordingly, the financial statements presented for the June 30, 2008 periods herein, may not reflect what our results of operations, financial position and cash flows would have been had the Company operated as an independent company.

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

The components of income before income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three months and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Amounts in Thousands)		(Amounts in Thousands)
Income before income taxes:
Domestic	$431	$1,386	$1,262	$2,432
Foreign	—	—	—	—

Income before income taxes	$431	$1,386	$1,262	$2,432

The provision for income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three months and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Amounts in Thousands)		(Amounts in Thousands)
Current provision:
Federal	$219	$134	$599	$194
State	7	51	16	105

Total current provision	$226	$185	$615	$299

Deferred provision (benefit):
Federal	(52)	112	(128)	90
State	1	(10)	24	(28)

Total deferred provision (benefit)	(51)	102	(104)	62

Total provision for income taxes	$175	$287	$511	$361

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three months and six months ended June 30, 2009 and 2008, respectively, were as follows:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
Income taxes computed at the federal statutory rate	$151	35.0%	$485	35.0%
State income taxes, net of federal tax benefit	8	1.9	41	3.0
Former parent expense allocation*	—	—	(242)	(17.5)
Other — net	16	3.7	3	0.2

	$175	40.6%	$287	20.7%

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
Income taxes computed at the federal statutory rate	$442	35.0%	$851	35.0%
State income taxes, net of federal tax benefit	40	3.2	77	3.2
Former parent expense allocation*	—	—	(574)	(23.6)
Other — net	29	2.3	7	0.2

	$511	40.5%	$361	14.8%

*	This income tax benefit relates to former parent expenses allocated to the Company for tax purposes, which are in excess of former parent expense allocations disclosed in Note 6 below.

3.	Employee Benefit Plan

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

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which provides that up to 800,000 shares of the Company’s common stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. No grants under the Plan were made during the six month period ended June 30, 2009.

5.	Stock-Based Compensation

Stock-based compensation expense for the three months ended June 30, 2009 and 2008 was $67,000 and $90,000, respectively, and for the six months ended June 30, 2009 and 2008 was $132,000 and $76,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Prior to the separation from iGATE, our employees participated in iGATE’s stock-based compensation plans. Stock-based compensation expense for the six month 2008 period was impacted by expense reversals related to performance shares, granted by iGATE, in which the performance objectives were not met.

6.	Transactions with Former Parent

The Company transacts with its former parent and its former parent’s affiliates (collectively referred to as “Former Parent” or iGATE), as indicated below. Many of these transactions were negotiated as arm-length transactions. Additionally, the Company entered into a transition services agreement with iGATE, post-Distribution, to provide for an orderly transition to being an independent company. As of June 30, 2009, all services provided for under the transition services agreement have been completed.

Cash Transfers between the Company and the Former Parent

Prior to the Distribution, the Company transferred excess funds to and received required funds from iGATE, on an ongoing basis. During the three months ended June 30, 2008, net cash transfers to iGATE from the Company totaled $0.6 million. For the six months ended June 30, 2008, the Company received funds from its former parent totaling $2.7 million.

Sublease with the Former Parent

The Company leased office space from iGATE under a sublease arrangement that expired April 30, 2009. For the three months ended June 30, 2009 and 2008, the Company paid rent under this sublease of $24,000 and $71,000, respectively. For the six months ended June 30, 2009 and 2008, the Company paid $95,000 and $142,000, respectively.

Effective May 1, 2009, the Company entered into a 64 month lease agreement with a third party for the aforementioned office space.

Shared Services with the Former Parent

The Company’s employees participated in iGATE’s benefit plans, including healthcare, group insurances, 401(k) and stock-based compensation plans during 2008. The costs of such services provided to the Company’s employees totaled $759,000 for the three months ended June 30, 2008 and $1.6 million for the six months ended June 30, 2008.

Prior to the Distribution, the Company was charged an allocation related to the Former Parent’s general and administrative expenses. These allocations totaled $282,000 for the three months ended June 30, 2008 and $559,000 for the six months ended June 30, 2008.

Tax Allocations made by the Former Parent

Prior to the Distribution, the Company filed its federal income taxes as part of iGATE’s Consolidated U.S. federal income tax return. Accordingly, the Company’s federal tax liability was paid to the Former Parent, which totaled $134,000 for the three months ended June 30, 2008 and $194,000 for the six months ended June 30, 2008.

Arms-length Transactions with the Former Parent’s Affiliate

iGATE Global Solutions provides the Company offshore contractors and IT support services. Also, through mid-September 2008, iGATE Global Solutions provided the Company office space in Fremont, California and through February 2009, provided the Company with telecommunication services. These services are provided under negotiated agreements between the parties. For the three months ended June 30, 2009 and 2008, the Company paid iGATE Global Solutions $220,000 and $803,000, respectively, for such services provided. For the six months ended June 30, 2009 and 2008, the Company paid $462,000 and $1.7 million for such services, respectively.

The Company provides iGATE Global Solutions with IT consultants from time-to-time on a negotiated basis. For the three months ended June 30, 2009 and 2008, the Company recognized revenues from these services of $16,000 and $26,000, respectively. For the six months ended June 30, 2009 and 2008, the Company recognized revenues from these services totaling $26,000 and $84,000, respectively.

Accounts Receivable, Non Trade Receivables and Accounts Payable with the Former Parent

At June 30, 2009 and 2008, the Company had included in its Accounts Receivable balances $4,000 and $12,000, respectively, due from its Former Parent. At June 30, 2009, the Company had a non trade receivable of $104,000 due from iGATE, included in prepaid and other current assets. At June 30, 2009 and 2008, the Company had Accounts Payable balances of $128,000 and $417,000, respectively, due to its Former Parent.

7.	Revenue Concentration

For the three months ended June 30, 2009, the Company had three clients that exceeded 10% of total revenue (16.6%, 12.9%, and 11.6%) as compared to two clients that exceeded 10% of revenue (15.0% and 13.2%) for the three months ended June 30, 2008. For the six months ended June 30, 2009, the Company had four clients that exceeded 10% of total revenue (16.2%, 11.7%, 11.2% and 10.5%) as compared to two clients (14.5% and 13.0%) for the six months ended June 30, 2008. The Company’s top ten clients represented approximately 66% and 64% of total revenues for the six months ended June 30, 2009 and 2008, respectively.

8.	Restructuring / Severance Charges

The Company incurred $350,000 of severance expense during the three months ended June 30, 2009, related to change in leadership. Included in the Company’s Condensed Consolidated Statement of Operations for the six months ended June 30, 2008 was $180,000 of severance expense related to restructuring initiatives instituted during the three months ended March 31, 2008. Both severance charges are included as selling, general and administrative expense in the Company’s Condensed Consolidated Statement of Operations.

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

Diluted earnings per share post-distribution is computed using the weighted average number of common stock outstanding plus the potentially dilutive effect of common stock equivalents, calculated using the treasury stock method.

11.	Subsequent Events

None. The Company has performed a review of events subsequent to the balance sheet date through August 14, 2009, the date the financial statements were issued.

12.	Recently Issued Accounting Pronouncements

In June, 2009, FASB issued Statement No. 168, “The Hierarchy of Generally Accepted Accounting Principles” which supersedes FASB Statement No. 162 issued in May, 2008. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this Statement will have a material impact on its consolidated financial statements.

In June, 2009, FASB issued Statement No. 167 to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”. This Statement amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption of this Statement will have a material impact on its consolidated financial statements.

In June, 2009, FASB issued Statement No. 166 “Accounting for Transfers of Financial Assets” to amend Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, in order to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company does not expect the adoption of this Statement will have a material impact on its consolidated financial statements.

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

The Company operates as a single reportable segment in accordance with FAS-131. Accordingly, no segment related disclosures are presented. However, the Company tracks and evaluates its revenues and gross profits by four distinct sales channels: Wholesale IT; Retail IT; brokerage operations and Permanent Placements / Fees. Our wholesale IT channel consists of system integrators and other IT staffing firms with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. Our retail IT channel focuses on clients that are end-users of IT staffing services. Within the retail channel are end-user clients that have retained a third party to provide vendor management services, commonly known in the industry as Managed Service Providers. Our brokerage operations staffing business provides services related to securities operations, such as trade reconciliation, general ledger balancing and operations procedures and documentation. Permanent placement/fees essentially relate to revenues generated on direct hire assignments.

Recent Developments:

On April 28, 2009, the Company’s Board of Directors received and accepted Steven J. Shangold’s resignation as President and Chief Executive Officer and Director, effective April 28, 2009. Sunil Wadhwani served as the Company’s Interim President and Chief Executive Officer while the Board of Directors searched for a permanent replacement. Effective July 20, 2009, Thomas B. Moran was appointed President and Chief Executive Officer and Director by the Company’s Board of Directors.

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

Results of Operations for the Three Months Ended June 30, 2009 as Compared to the Three Months Ended June 30, 2008:

Revenues:

Revenues for the three months ended June 30, 2009 totaled $17.7 million, compared to $24.4 million for the corresponding three month period in 2008. This 27.7% year-over-year revenue decline reflects sluggish demand for IT staffing services, and the completion of a significant brokerage operations assignment in March, 2009.

Billable headcount at June 30, 2009 totaled 477 consultants compared to 619 consultants one-year earlier. In addition to a lower billable headcount base, pricing pressures on existing assignments continue to negatively impact revenues. During the three-month period ended June 30, 2009, our billable headcount declined by 15 consultants. This quarterly decline in billable headcount was considerably less than the declines experienced in both the corresponding 2008 period (a decline of 49 billable consultants) and the previous three months ended March 31, 2009 (a decline of 58 billable consultants).

Below is a tabular presentation of revenues by sales channel for the three months ended June 30, 2009 and 2008, respectively:

Revenues (Amounts in millions)	Three months ended June 30, 2009	Three months ended June 30, 2008
Wholesale IT Channel	$9.1	$12.1
Retail IT Channel	7.2	9.6
Brokerage Operations	1.3	2.6
Permanent Placements / Fees	0.1	0.1

Total revenues	$17.7	$24.4

Revenues from our wholesale IT channel declined by 24.8% for the three month period ended June 30, 2009 compared to the corresponding 2008 period, led by declines from many of our staffing clients. Retail IT channel revenues were down 25.0% during the three months ended June 30, 2009 compared to the period one year earlier, with significant declines at many of our financial services clients. Additionally, pricing pressures from MSP clients also contributed to the revenue reduction in this channel. Brokerage operations revenues were down approximately 50.0% for the 2009 period compared to a year earlier. This decline reflects the March 2009 completion of a major assignment. Permanent placement / fee revenues were approximately $100,000 in both three month periods ended June 30, 2009 and 2008.

During the three months ended June 30, 2009, the company had three clients that exceeded 10% of total revenues (16.6%, 12.9% and 11.6%). During the three months ended June 30, 2008, the Company had two clients that exceeded 10% of total revenues (15.0% and 13.2%). For the three month periods ending June 30, 2009 and 2008, our top ten clients represented approximately 64% and 65% of total revenues, respectively.

Gross Margin:

Gross profit as a percentage of revenue declined slightly to 19.3% for the three month period ending June 30, 2009 compared to 19.5% for the three month period a year earlier. This gross margin performance reflects a favorable sales channel mix in the 2009 period compared to 2008, as well as the impact of initiatives to rationalize and adjust resource costs in response to prevailing economic conditions. These initiatives helped to mitigate the impact of client bill rate reductions on gross margins.

Below is a tabular presentation of gross margin by sales channel for the three months ended June 30, 2009 and 2008, respectively:

Gross Margin	Three months ended June 30, 2009	Three months ended June 30, 2008
Wholesale IT Channel	18.1%	18.8%
Retail IT Channel	21.0	21.0
Brokerage Operations	14.1	15.5
Permanent Placements / Fees	100.0	100.0

Total gross margin	19.3%	19.5%

Wholesale IT channel gross margins decreased by 70 basis points for the three months ended June 30, 2009 compared to 2008 due largely to a negative one-time adjustment on a client contract. In our retail IT channel, gross margins were flat during the three months ended June 30, 2009, compared to 2008. Brokerage operations margins were down 140 basis points for the three months ended June 30, 2009 compared to the 2008 period, primarily due to lower pricing on new assignments.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the three months ended June 30, 2009 totaled $3.0 million, or 16.8% of revenues compared to $3.4 million or 13.8% of revenues for the three months ended June 30, 2008. Excluding severance expense of $0.4 million incurred in the 2009 period, SG&A expenses would have approximated 14.8% of revenues. The $0.4 million decline in SG&A expenses in the 2009 period compared to 2008 was due to the following:

•	Sales expense decreased by $0.2 million due to lower management bonuses and marketing expenditures.

•

Recruiting expense decreased by $0.4 million. Staff reductions related to lower activity levels and improved recruitment efficiencies were responsible for $0.3 million of this favorable variance. The balance was largely due to lower bonuses and job board expenditures.

•

General and administrative expense was $0.2 million higher in the 2009 period due to severance expenses associated with the Company’s leadership change of $0.4 million. Excluding severance expenses, the year-over-year variance would have been favorable by approximately $0.2 million due to lower bonus expense and a reduction in support staff.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended June 30, 2009 consisted of $1,000 of interest income generated on excess cash balances; interest expense of $5,000; and foreign exchange gains of $1,000. For the three months ended June 30, 2008, Other Income / (Expense) consisted of interest income of $14,000; a $17,000 loss on our joint venture; and foreign exchange losses of $6,000.

Income Tax Expense:

Income tax expense for the three months ended June 30, 2009 totaled $175,000, representing an effective tax rate on pre-tax income of 40.6%, compared to $287,000, which represented a 20.7% effective tax rate on pre-tax income for the three months ended June 30, 2008. As disclosed in the accompanying notes to our financial statements herein, prior to our separation, we historically derived certain tax benefits as a result of being included in our former parent’s consolidated U.S. tax return. During the three months ended June 30, 2008, these benefits totaled $242,000. Excluding these benefits, which would not be available to us as a stand-alone company, our effective tax rate would have been 38.2% for the three months ended June 30, 2008.

Results of Operations for the Six Months Ended June 30, 2009 as Compared to the Six Months Ended June 30, 2008:

Revenues:

Revenues for the six months ended June 30, 2009 totaled $38.2 million, compared to $49.4 million for the corresponding six month period in 2008. This 22.6% year-over-year revenue decline reflects sluggish demand for IT staffing services, and the completion of a significant brokerage operations assignment in March, 2009. During the first half of 2009 our billable headcount declined by 73 consultants compared to a decline of 48 consultants during the first six-months of 2008. Recessionary conditions in 2009 and slowing demand for IT services in 2008 impacted our consultant headcount during both periods. In addition to a lower billable headcount base, pricing pressures on existing assignments continued to adversely impact revenues during the 2009 period.

Below is a tabular presentation of revenues by sales channel for the six months ended June 30, 2009 and 2008, respectively:

Revenues (Amounts in millions)	Six months ended June 30, 2009	Six months ended June 30, 2008
Wholesale IT Channel	$18.4	$24.2
Retail IT Channel	15.4	19.8
Brokerage Operations	4.3	5.2
Permanent Placements / Fees	0.1	0.2

Total revenues	$38.2	$49.4

Revenues from our wholesale IT channel declined by 24.0% for the six month period ended June 30, 2009 compared to the corresponding 2008 period, led by declines from many of our staffing clients. Retail IT channel revenues were down 22.2% during the six months ended June 30, 2009 compared to the period one year earlier, led by declines at our financial services clients. Additionally, pricing pressures contributed to the revenue declines in this channel. Brokerage operations revenues were down 17.3% for the first six months of 2009 compared to a year earlier. This decline reflects the March 2009 completion of a major assignment. Permanent placement / fee revenues were approximately $100,000 lower in the 2009 period compared to 2008.

During the six months ended June 30, 2009, the Company had four clients that exceeded 10% of total revenues (16.2%, 11.7%, 11.2% and 10.5%). During the six months ended June 30, 2008, two clients exceeded 10% of total revenues (14.5% and 13.0%). For the first six months of 2009 and 2008, our top ten clients represented approximately 66% and 64% of total revenues, respectively.

Gross Margin:

Gross profit as a percentage of revenue was down to 19.0% for the six month period ending June 30, 2009 compared to 19.6% for the six month period a year earlier. This gross margin performance reflects some improvement in sales channel mix during the 2009 period compared to 2008, and reflects the impact of Company’s initiatives to rationalize and adjust resource costs in response to prevailing economic conditions. These initiatives helped to mitigate the impact of client bill rate reductions on gross margins.

Below is a tabular presentation of gross margin by sales channel for the six months ended June 30, 2009 and 2008, respectively:

Gross Margin	Six months ended June 30, 2009	Six months ended June 30, 2008
Wholesale IT Channel	18.3%	18.6%
Retail IT Channel	20.3	21.0
Brokerage Operations	14.3	15.2
Permanent Placements / Fees	100.0	100.0

Total gross margin	19.0%	19.6%

Wholesale IT channel gross margins decreased by 30 basis points for the six months ended June 30, 2009 compared to 2008 due to a negative adjustment on a client contract, partially offset by a favorable client mix between integrator clients and lower-margin staffing clients. In our retail IT channel, gross margins were down by 70 basis points and largely reflects increasing pricing pressures, net of resource costs reductions. Brokerage operations margins were down 90 basis points for the six months ended June 30, 2009 compared to the 2008 period, due to lower pricing on new assignments and higher levels of reimbursable expense revenues during the 2009 period.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the six months ended June 30, 2009 totaled $6.0 million, or 15.6% of revenues compared to $7.3 million or 14.7% of revenues for the six months ended June 30, 2008. Excluding severance expenses, which were included in both periods, ($0.4 million in 2009 and $0.2 million in 2008), SG&A expenses would have approximated 14.7% and 14.3% of revenues in the 2009 and 2008 periods, respectively. The $1.3 million decline in SG&A expenses in the first six months of 2009, compared to the first six months of 2008, was due to the following:

•	Sales expense decreased by $0.5 million due to lower management bonuses, sales support salary costs and lower marketing expenditures.

•

Recruiting expense decreased by $1.0 million. Staff reductions related to lower activity levels and improved recruitment efficiencies were responsible for $0.6 million of this favorable variance. The balance of this variance was due to lower bonuses, commissions, H1-B processing fees and job board expenditures.

•

General and administrative expense was $0.2 million higher in the 2009 period to due higher severance expenses included in the 2009 period compared to 2008. Additionally, higher bad debt expense of $0.1 million was essentially offset by lower management bonuses during the first six months of 2009.

Other Income / (Expense) Components:

Other Income / (Expense) for the six months ended June 30, 2009 consisted of $3,000 of interest income generated on excess cash balances; a $15,000 loss on a joint venture in which we had a 50% ownership interest; interest expense of $10,000; and foreign exchange losses of $8,000. For the six months ended June 30, 2008, Other Income / (Expense) consisted of interest income of $28,000; a $27,000 loss on our joint venture; and foreign exchange losses of $6,000.

Income Tax Expense:

Income tax expense for the six months ended June 30, 2009 totaled $511,000, representing an effective tax rate on pre-tax income of 40.5%, compared to $361,000, which represented a 14.8% effective tax rate on pre-tax income for the six months ended June 30, 2008. As disclosed in the accompanying notes to our financial statements herein, prior to our separation, we historically derived certain tax benefits as a result of being included in our former parent’s consolidated U.S. tax return. During the six months ended June 30, 2008, these benefits totaled $574,000. Excluding these benefits, which would not be available to us as a stand-alone company, our effective tax rate would have been 38.4% for the six months ended June 30, 2008.

Liquidity and Capital Resources:

At June 30, 2009, we had $6.9 million of cash and equivalents, no outstanding debt, and a tangible net worth of $10.3 million. In addition to our cash balances, we have access to a revolving credit facility with $10.0 million of maximum availability, under which our borrowing base was $6.6 million as of June 30, 2009.

Historically, we have funded our business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At June 30, 2009, our accounts receivable “days sales outstanding” (“DSO’s”) measurement was 42 days compared to 39 days at June 30, 2008. We expect cash provided by operating activities and our cash balances on hand to be adequate to fund our business needs during 2009.

Cash flows provided by operating activities:

Cash provided by operating activities for the six months ended June 30, 2009 totaled $2.7 million compared to $3.9 million during the six months ended June 30, 2008. Elements contributing to cash flows during the 2009 period included net income of $0.8 million, non-cash charges of $0.5 million, and reductions in operating working capital of approximately $1.4 million. During the six months ended June 30, 2008, elements of cash flows included net income of $2.1 million, non-cash charges of $0.2 million, and reductions in operating working capital of $1.6 million. The operating working capital reductions were largely driven by declines in trade receivables during both periods.

Cash flows (used in) investing activities:

Cash used in investing activities for the six months ended June 30, 2009 totaled $106,000 compared to $93,000 for the six month period a year earlier. Capital expenditures related to maintenance-type items accounted for most of both periods’ cash needs. The 2009 period included a $16,000 cash distribution from a joint venture which was discontinued in early 2009. The 2008 period included a $25,000 equity investment in the aforementioned joint venture.

Cash flows provided by financing activities:

Prior to our separation from iGATE, our excess cash balances were transferred to our former parent on a regular basis and iGATE would fund our cash needs as required. During the six months ended June 30, 2008, we had net cash transfers from iGATE of $2.7 million. During the 2009 period, the Company did not engage in any financing activities.

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

Effect of Recent Accounting Pronouncements:

In June, 2009, FASB issued Statement No. 168, “The Hierarchy of Generally Accepted Accounting Principles” which supersedes FASB Statement No. 162 issued in May, 2008. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this Statement will have a material impact on its consolidated financial statements.

In June, 2009, FASB issued Statement No. 167 to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”. This Statement amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption of this Statement will have a material impact on its consolidated financial statements.

In June, 2009, FASB issued Statement No. 166 “Accounting for Transfers of Financial Assets” to amend Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, in order to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company does not expect the adoption of this Statement will have a material impact on its consolidated financial statements.

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

Disclosure Controls and Procedures:

Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that as of June 30, 2009, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and, (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our principle executive and principle financial officers, to allow timely decisions regarding required disclosure.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 14, 2009, the Company held its Annual Meeting of Shareholders. The Company’s Common Shareholders re-elected Mr. Sunil Wadhwani and Mr. Gerhard Watzinger as Class I Directors to three (3) year terms expiring in 2012.

Nominee	For	Withheld
Sunil Wadhwani	3,466,295	13,668
Gerhard Watzinger	3,466,553	13,410

3,606,711 Common Shares were outstanding on April 9, 2009, the record date and the holders of 3,479,963 or 96.49% common shares voted in person or by proxy, constituting a quorum.

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August, 2009.

MASTECH HOLDINGS, INC.

August 14, 2009	/S/ THOMAS B. MORAN
Thomas B. Moran
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