Form 10-Q
period 2009-09-30
Mastech Holdings, Inc.
filed 2009-11-06
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2009 was 3,608,449.

MASTECH HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$17,249	$24,140	$55,482	$73,564
Cost of revenues	14,067	19,622	45,053	59,348

Gross profit	3,182	4,518	10,429	14,216
Selling, general and administrative expenses	2,461	3,291	8,416	10,552

Income from operations	721	1,227	2,013	3,664
Interest income	—	28	3	56
Other expense, net	(8)	(18)	(41)	(51)

Income before income taxes	713	1,237	1,975	3,669
Income tax expense	286	75	797	436

Net income	$427	$1,162	$1,178	$3,233

Earnings per share:
Basic	$.12	$.32	$.33	$.90

Diluted	$.11	$.32	$.32	$.90

Weighted average common shares outstanding:
Basic	3,607	3,607	3,607	3,607

Diluted	3,716	3,607	3,669	3,607

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,948	$4,361
Accounts receivable, net of allowance for uncollectible accounts of $615 and $515, respectively	6,141	7,817
Unbilled receivables	1,629	1,423
Prepaid and other current assets	295	376
Deferred income taxes	387	253

Total current assets	16,400	14,230

Investment in unconsolidated affiliate	7	41

Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,343	1,328
Enterprise software	754	675
Leasehold improvements	514	488

	2,611	2,491
Less — accumulated depreciation	(2,441)	(2,256)

Net equipment, enterprise software, and leasehold improvements	170	235

Deferred income taxes	11	191

Total assets	$16,588	$14,697

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,234	$2,454
Accrued payroll and related costs	3,197	2,555
Accrued income taxes	142	145
Other accrued liabilities	182	89
Deferred revenue	38	51

Total current liabilities	5,793	5,294

Commitments and contingencies (Note 9)	—	—

Total liabilities	5,793	5,294

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 100,000,000 shares authorized and 3,606,717 shares outstanding as of September 30, 2009 and December 31, 2008	36	36
Additional paid-in capital	9,292	9,078
Retained earnings	1,467	289

Total shareholders’ equity	10,795	9,403

Total liabilities and shareholders’ equity	$16,588	$14,697

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$1,178	$3,233
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	196	234
Bad debt expense	100	(7)
Stock-based compensation expense	214	—
Deferred income taxes, net	180	129
Loss in unconsolidated affiliate	19	38
Working capital items:
Accounts receivable and unbilled receivables	1,370	209
Prepaid and other current assets	(53)	(198)
Accounts payable	(220)	(614)
Accrued payroll and related costs	642	94
Accrued income taxes	(3)	—
Other accrued liabilities	93	20
Deferred revenue	(13)	4

Net cash flows provided by operating activities	3,703	3,142

INVESTING ACTIVITIES:
Capital expenditures	(131)	(111)
(Investment in) distribution from unconsolidated affiliate	15	(25)

Net cash flows (used in) investing activities	(116)	(136)

FINANCING ACTIVITIES:
Payable due iGATE per separation agreement	—	2,268
Transfers from former parent	—	(2,021)

Net cash flows provided by financing activities	—	247

Net change in cash and cash equivalents	3,587	3,253
Cash and cash equivalents, beginning of period	4,361	1,524

Cash and cash equivalents, end of period	$7,948	$4,777

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

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

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on March 19, 2009. Additionally, our operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009 or for any other period.

Prior to our separation from iGATE Corporation (“iGATE”), our financial statements were prepared on a “carve-out” basis from iGATE’s Consolidated Financial Statements using the historical results of operations, assets and liabilities attributable to iGATE’s Professional Services business, including allocations of operating and income tax expenses from iGATE. Accordingly, historical financial statements, prior to September 30, 2008, represent the combined financial results of Mastech, Inc., Global Financial Services of Nevada, Inc., RPOworldwide, Inc., and Mastech Trademark Systems, Inc. All intercompany transactions and balances between entities included in our financial statements have been eliminated. Accordingly, the financial statements presented for the September 30, 2008 periods herein, may not reflect what our results of operations, financial position and cash flows would have been had the Company operated as an independent company.

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

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 AND 2008

(Unaudited)

2. Income Taxes

The components of income before income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three months and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Amounts in Thousands)		(Amounts in Thousands)
Income before income taxes:
Domestic	$713	$1,237	$1,975	$3,669
Foreign	—	—	—	—

Income before income taxes	$713	$1,237	$1,975	$3,669

The provision for income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three months and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Amounts in Thousands)		(Amounts in Thousands)
Current provision (benefit):
Federal	$138	$(250)	$737	$(56)
State	(2)	57	14	162

Total current provision (benefit)	136	(193)	751	106

Deferred provision (benefit):
Federal	111	197	(17)	287
State	39	71	63	43

Total deferred provision	150	268	46	330

Total provision for income taxes	$286	$75	$797	$436

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three months and nine months ended September 30, 2009 and 2008, respectively, were as follows:

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
Income taxes computed at the federal statutory rate	$250	35.0%	$433	35.0%
State income taxes, net of federal tax benefit	37	5.2	28	2.3
Former parent expense allocation*	—	—	(390)	(31.5)
Other — net	(1)	(0.1)	4	0.3

	$286	40.1%	$75	6.1%

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
Income taxes computed at the federal statutory rate	$691	35.0%	$1,284	35.0%
State income taxes, net of federal tax benefit	77	3.9	105	2.9
Former parent expense allocation*	—	—	(964)	(26.3)
Other — net	29	1.5	11	0.3

	$797	40.4%	$436	11.9%

*	This income tax benefit relates to former parent expenses allocated to the Company for tax purposes, which are in excess of former parent expense allocations disclosed in Note 6 below.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 AND 2008

(Unaudited)

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

4. Mastech Stock Incentive Plan

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which provides that up to 800,000 shares of the Company’s common stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three months ended September 30, 2009 stock options totaling 201,500 were granted under this Plan at the weighted average exercise price of $2.91.

5. Stock-Based Compensation

Stock-based compensation expense for the three months ended September 30, 2009 and 2008 was $82,000 and $93,000, respectively, and for the nine months ended September 30, 2009 and 2008 was $214,000 and $169,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Prior to the separation from iGATE, our employees participated in iGATE’s stock-based compensation plans. Stock-based compensation expense for the nine month 2008 period was impacted by expense reversals related to performance shares, granted by iGATE, in which the performance objectives were not met.

6. Transactions with Former Parent

The Company transacts with its former parent and its former parent’s affiliates (collectively referred to as “Former Parent” or iGATE), as indicated below. Many of these transactions were negotiated as arms-length transactions. Additionally, the Company entered into a transition services agreement with iGATE, post-Distribution, to provide for an orderly transition to being an independent company. As of September 30, 2009, all services provided for under the transition services agreement have been completed.

Cash Transfers between the Company and the Former Parent

Prior to the Distribution, the Company transferred excess funds to and received required funds from iGATE, on an ongoing basis. During the three months ended September 30, 2008, net cash transfers to iGATE from the Company totaled $4.7 million. For the nine months ended September 30, 2008, the Company transferred funds to its former parent totaling $2.0 million. Additionally, at September 30, 2008, the Company had a $2.3 million separation payment due iGATE, owed in connection with the spin-off transaction.

Sublease with the Former Parent

The Company leased office space from iGATE under a sublease arrangement that expired April 30, 2009. The Company paid $95,000 under this sublease in 2009. The Company paid rent under this sublease arrangement of $71,000 for the three months ended September 30, 2008 and $213,000 for the nine months ended September 30, 2008. Effective May 1, 2009, the Company entered into a 64 month lease agreement with a third party for the aforementioned office space.

Shared Services with the Former Parent

The Company’s employees participated in iGATE’s benefit plans, including healthcare, group insurances, 401(k) and stock-based compensation plans during 2008. The costs of such services provided to the Company’s employees totaled $529,000 for the three months ended September 30, 2008 and $2.1 million for the nine months ended September 30, 2008.

Prior to the Distribution, the Company was charged an allocation related to the Former Parent’s general and administrative expenses. These allocations totaled $247,000 for the three months ended September 30, 2008 and $806,000 for the nine months ended September 30, 2008.

Tax Allocations made by the Former Parent

Prior to the Distribution, the Company filed its federal income taxes as part of iGATE’s Consolidated U.S. federal income tax return. Accordingly, the Company’s current federal tax liability, if any, was paid to the Former Parent.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 AND 2008

(Unaudited)

Arms-length Transactions with the Former Parent’s Affiliate

iGATE Global Solutions provides the Company offshore contractors and IT support services. Also, through mid-September 2008, iGATE Global Solutions provided the Company office space in Fremont, California and through February 2009, provided the Company with telecommunication services. These services are provided under negotiated agreements between the parties. For the three months ended September 30, 2009 and 2008, the Company paid iGATE Global Solutions $141,000 and $696,000, respectively, for such services provided. For the nine months ended September 30, 2009 and 2008, the Company paid $603,000 and $2.4 million for such services, respectively.

The Company provides iGATE Global Solutions with IT consultants from time-to-time on a negotiated basis. For the three months ended September 30, 2009 and 2008, the Company recognized revenues from these services of $-0- and $26,000, respectively. For the nine months ended September 30, 2009 and 2008, the Company recognized revenues from these services totaling $26,000 and $110,000, respectively.

Accounts Receivable, Non Trade Receivables and Accounts Payable with the Former Parent

At September 30, 2009 and 2008, the Company had included in its Accounts Receivable balances $3,000 and $175,000, respectively, due from its Former Parent. Additionally, at September 30, 2009, the Company had a non-trade receivable of $76,000 due from iGATE, included in prepaid and other current assets. At September 30, 2009 and 2008, the Company had Accounts Payable balances of $96,000 and $70,000, respectively, due to its Former Parent.

7. Revenue Concentration

For the three months ended September 30, 2009, the Company had two clients that exceeded 10% of total revenue (18.5% and 12.3%) as compared to three clients that exceeded 10% of revenue (15.1%, 12.8% and 11.3%) for the three months ended September 30, 2008. For the nine months ended September 30, 2009, the Company had three clients that exceeded 10% of total revenue (16.9%, 11.9% and 10.5%) and three clients (14.7%, 12.9% and 10%) for the nine months ended September 30, 2008. The Company’s top ten clients represented approximately 63% and 65% of total revenues for the nine months ended September 30, 2009 and 2008, respectively.

8. Restructuring / Severance Charges

The Company incurred $25,000 and $375,000 of severance cost for the three and nine months ended September 30, 2009, of which $350,000 related to the Company’s change in executive leadership. For the nine months ended September 30, 2008, the Company incurred severance expense totaling $180,000. Accordingly, these costs are included as selling, general and administrative expense in the Company’s Condensed Consolidated Statement of Operations.

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

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 AND 2008

(Unaudited)

Diluted earnings per share post-distribution is computed using the weighted average number of common stock outstanding plus the potentially dilutive effect of common stock equivalents, calculated using the treasury stock method. The computation of diluted earnings per share for the three months ended September 30, 2009 did not include 76,000 stock options, as the effect of their inclusion would have been anti-dilutive. The computation of diluted earnings per share for the nine months ended September 30, 2009 did not include 236,000 anti-dilutive stock options.

11. Subsequent Events

None. The Company has performed a review of events subsequent to the balance sheet date through November 6, 2009, the date the financial statements were issued.

12. Recently Issued Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, Measuring Liabilities at Fair Value. This update provides amendments to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosure for the fair value measurement of liabilities. We will adopt this update for all financial liabilities in the fourth quarter of fiscal year 2009. We do not expect the adoption of this update to have a material effect on our consolidated financial statements.

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (EITF) issue, “Revenue Arrangements with Multiple Deliverables”. The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. This update becomes effective for the annual period beginning on or after June 15, 2010.

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

Results of Operations for the Three Months Ended September 30, 2009 as Compared to the Three Months Ended September 30, 2008:

Revenues:

Revenues for the three months ended September 30, 2009 totaled $17.2 million, compared to $24.1 million for the corresponding three month period in 2008. This 28.5% year-over-year revenue decline reflects sluggish demand for IT staffing services, and the completion of a significant brokerage operations assignment during the first quarter of 2009 and continued sluggish demand for brokerage operations services.

Billable headcount at September 30, 2009 totaled 449 consultants compared to 620 consultants one-year earlier. For the three months ended September 30, 2009 our billable headcount declined by 28 consultants. Most of this billable headcount decline occurred in the brokerage operations sector (21 consultants) as activity levels continue to remain weak. The third quarter decline in billable headcount in the IT sector (7 consultants) was the lowest level of decline since the first quarter of 2008. While activity levels are showing some signs of improvement, pricing on new assignments remains very competitive.

Below is a tabular presentation of revenues by sales channel for the three months ended September 30, 2009 and 2008, respectively:

Revenues (Amounts in millions)	Three months ended September 30, 2009	Three months ended September 30, 2008
Wholesale IT Channel	$9.8	$11.6
Retail IT Channel	6.6	9.4
Brokerage Operations	.8	3.1
Permanent Placements / Fees	—	—

Total revenues	$17.2	$24.1

Revenues from our wholesale IT channel declined by 15.5% for the three month period ended September 30, 2009 compared to the corresponding 2008 period, led by steep declines from many of our staffing clients, partially offset by some increases in demand from several of our integrator clients during the current quarter. Retail IT channel revenues were down 29.8% during the three months ended September 30, 2009 compared to the period one-year earlier, with significant declines at many of our financial services clients and at a major MSP client. Additionally, pricing pressures from many MSP clients have also contributed to the revenue declines in this channel. Brokerage operations revenues were down significantly for the September 30, 2009 quarter compared to a year earlier. This revenue performance reflects the March 2009 completion of a major assignment and continued weakness in financial client spend. Permanent placement / fee revenues were insignificant in both the three months ended September 30, 2009 and 2008.

During the three months ended September 30, 2009, the Company had two clients that exceeded 10% of total revenues (18.5% and 12.3%). During the three months ended September 30, 2008, we had three clients that exceeded 10% of total revenues (15.1%, 12.8% and 11.3%). For the 2009 three month period ended September 30, our top ten clients represented approximately 58% of total revenues compared to 67% of total revenues in the corresponding 2008 period.

Gross Margin:

Gross profit as a percentage of revenue was 18.4% for the three month period ending September 30, 2009 compared to 18.7% for the three month period a year earlier. This gross margin performance reflects industry-wide pricing pressures which were partially offset by Company initiatives to rationalize, and adjust, resource costs in response to prevailing economic conditions.

Below is a tabular presentation of gross margin by sales channel for the three months ended September 30, 2009 and 2008, respectively:

Gross Margin	Three months ended September 30, 2009	Three months ended September 30, 2008
Wholesale IT Channel	18.4%	18.6%
Retail IT Channel	18.3	19.5
Brokerage Operations	16.0	15.2
Permanent Placements / Fees	100.0	100.0

Total gross margin	18.4%	18.7%

Wholesale IT channel gross margins decreased by 20 basis points for the three months ended September 30, 2009 compared to 2008. Lower margins on staffing client new assignments were partially offset by a favorable client mix between lower margin staffing clients and integrator clients. Retail IT gross margins were down 120 basis points during the three months ended September 30, 2009 compared to 2008 due largely to pricing pressure from MSP clients and higher bench costs. Brokerage operations margins were up 80 basis points for the three months ended September 30, 2009 compared to a year earlier and reflects lower expense reimbursement billings on existing assignments during the quarter.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the three months ended September 30, 2009 totaled $2.5 million, or 14.3% of revenues compared to $3.3 million or 13.6% of revenues for the three months ended September 30, 2008. The $0.8 million decline in SG&A expenses in the 2009 quarter, compared to 2008, was due to the following:

•	Sales expense decreased by $0.3 million due to a reduction in sales support staff and lower management bonuses, sales commission expenses and marketing expenditures.

•

Recruiting expense decreased by $0.4 million. Staff reductions related to lower activity levels and improved recruitment efficiencies were responsible for $0.2 million of this favorable variance. The balance was largely due to lower bonuses, H1B processing fees and job board related expenditures.

•	General and administrative expense decreased by $0.1 million. This reduction was largely due to lower depreciation charges and facility costs during the 2009 period.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended September 30, 2009 consisted of interest expense of $5,000 and a $3,000 loss on the wind down of a joint venture. For the three months ended September 30, 2008, Other Income / (Expense) consisted of interest income of $28,000; a $12,000 loss on our joint venture and foreign exchange losses of $6,000.

Income Tax Expense:

Income tax expense for the three months ended September 30, 2009 totaled $286,000, representing an effective tax rate on pre-tax income of 40.1%, compared to $75,000, which represented a 6.1% effective tax rate on pre-tax income for the three months ended September 30, 2008. As disclosed in the accompanying notes to our financial statements herein, prior to our separation, we historically derived certain tax benefits as a result of being included in our former parent’s consolidated U.S. tax return. During the three months ended September 30, 2008, these benefits totaled $390,000. Excluding these benefits, which would not be available to us as a stand-alone company, our effective tax rate would have been 37.6% for the three months ended September 30, 2008.

Results of Operations for the Nine Months Ended September 30, 2009 as Compared to the Nine Months Ended September 30, 2008:

Revenues:

Revenues for the nine months ended September 30, 2009 totaled $55.5 million, compared to $73.6 million for the corresponding nine month period in 2008. This 24.6% year-over-year revenue decline reflects sluggish demand for IT staffing services, and the completion of a significant brokerage operations assignment in March 2009. During the first nine months of 2009 our billable headcount declined by 101 consultants compared to a decline of 47 consultants during the first nine months of 2008. Recessionary conditions in much of 2009 and 2008 negatively impacted our consultant headcount in both periods. In addition to a lower billable headcount base, pricing pressures on existing assignments continued to adversely impact revenues in the 2009 period as well.

Below is a tabular presentation of revenues by sales channel for the nine months ended September 30, 2009 and 2008, respectively:

Revenues (Amounts in millions)	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Wholesale IT Channel	$28.1	$35.8
Retail IT Channel	22.1	29.2
Brokerage Operations	5.2	8.3
Permanent Placements / Fees	0.1	0.3

Total revenues	$55.5	$73.6

Revenues from our wholesale IT channel declined by 21.5% for the nine month period ended September 30, 2009 compared to the corresponding 2008 period, led by steep declines from many of our staffing clients. Retail IT channel revenues were down 24.3% during the nine months ended September 30, 2009 compared to the period one-year earlier, with declines at our financial services clients and at a major MSP client. Additionally, pricing pressures contributed to the revenue declines in this channel. Brokerage Operations revenues were down 37.3% for the nine months of 2009 compared to a year earlier. This decline reflects the March 2009 completion of a major assignment and continued soft demand for brokerage operation services. Permanent placement / fee revenues were approximately $200,000 lower in the 2009 period compared to 2008 and reflected deteriorating economic conditions in the first half of 2009.

During the nine months ended September 30, 2009, the Company had three clients that exceeded 10% of total revenues (16.9%, 11.9% and 10.5%). During the nine months ended September 30, 2008, three clients exceeded 10% of total revenues (14.7%, 12.9% and 10.0%). For the nine months of 2009, our top ten clients represented approximately 63% of total revenues compared to 65% of total revenues in the corresponding 2008 period.

Gross Margin:

Gross profit as a percentage of revenue declined to 18.8% for the nine month period ending September 30, 2009 compared to 19.3% for the nine month period a year earlier. This gross margin performance reflects client pricing pressures and lower permanent placement / fee revenues. The impact of client pricing was mitigated by the Company’s initiatives to rationalize, and adjust, resource costs in response to prevailing economic conditions.

Below is a tabular presentation of gross margin by sales channel for the nine months ended September 30, 2009 and 2008, respectively:

Gross Margin	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Wholesale IT Channel	18.4%	18.6%
Retail IT Channel	19.7	20.5
Brokerage Operations	14.5	15.2
Permanent Placements / Fees	100.0	100.0

Total gross margin	18.8%	19.3%

Wholesale IT channel gross margins decreased slightly during the nine months ended September 30, 2009 compared to 2008 as lower margins on assignments with staffing clients were partially offset by a favorable client mix between lower-margin staffing clients and integrators. In our retail IT channel, gross margins were down by 80 basis points and largely reflect increasing pricing pressure from MSP clients, net of resource cost reductions. Brokerage Operations margins were down 70 basis points for the nine months ended September 30, 2009 compared to the 2008 period, due to lower pricing on new assignments.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the nine months ended September 30, 2009 totaled $8.4 million, or 15.2% of revenues compared to $10.5 million or 14.3% of revenues for the nine months ended September 30, 2008. Excluding severance expenses, which were incurred in both periods, SG&A expenses would have approximated 14.5% and 14.1% of revenues, respectively. The $2.1 million decline in SG&A expenses in the first nine months of 2009, compared to the first nine months of 2008, was due to the following:

•	Sales expense decreased by $0.9 million due a reduction in sales support staff and lower management bonuses, sales commissions, and marketing expenditures.

•

Recruiting expense decreased by $1.4 million. Staff reductions related to lower activity levels and improved recruitment efficiencies were responsible for $0.8 million of this favorable variance. The balance of this variance was due to lower bonuses, commissions, H1-B processing fees and lower job board related expenditures.

•

General and administrative expense was $0.2 million higher in the 2009 period to due higher severance expenses included in 2009 compared to 2008. Additionally, higher bad debt expense of $0.1 million during the first nine months of 2009 was essentially offset by lower management bonuses and depreciation expense.

Other Income / (Expense) Components:

Other Income / (Expense) for the nine months ended September 30, 2009 consisted of $3,000 of interest income generated on excess cash balances; a $19,000 loss on a joint venture in which we had a 50% ownership interest; interest expense of $15,000 and foreign exchange losses of $7,000. For the nine months ended September 30, 2008, Other Income / (Expense) consisted of interest income of $56,000; a $38,000 loss on our joint venture; and foreign exchange losses of $13,000.

Income Tax Expense:

Income tax expense for the nine months ended September 30, 2009 totaled $797,000, representing an effective tax rate on pre-tax income of 40.4%, compared to $436,000, which represented a 11.9% effective tax rate on pre-tax income for the nine months ended September 30, 2008. As disclosed in the accompanying notes to our financial statements herein, prior to our separation, we historically derived certain tax benefits as a result of being included in our former parent’s consolidated U.S. tax return. During the nine months ended September 30, 2008, these benefits totaled $964,000. Excluding these benefits, which would not be available to us as a stand-alone company, our effective tax rate would have been 38.2% for the nine months ended September 30, 2008.

Liquidity and Capital Resources:

At September 30, 2009, we had $7.9 million of cash and equivalents, no outstanding debt, and a tangible net worth of $10.8 million. In addition to our cash balances, we have access to a revolving credit facility with $10 million of maximum availability, under which our borrowing base was $6.4 million as of September 30, 2009.

Historically, we have funded our business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At September 30, 2009, our accounts receivable “days sales outstanding” (“DSO’s”) measurement was 45-days compared to 44-days at September 30, 2008. We expect cash provided by operating activities and our cash balances on hand to be adequate to fund organic business needs during the balance of 2009.

Cash flows provided by operating activities:

Cash provided by operating activities for the nine months ended September 30, 2009 totaled $3.7 million compared to $3.1 million during the nine months ended September 30, 2008. Elements contributing to cash flows during the 2009 period included net income of $1.2 million, non-cash charges of $0.7 million, and reductions in operating working capital of approximately $1.8 million. During the nine months ended September 30, 2008, elements of cash flows included net income of $3.2 million and non-cash charges of $0.4 million, partially offset by increases in operating working capital of $0.5 million. The operating working capital increase was largely driven by reductions in account payable balances.

Cash flows (used in) investing activities:

Cash used in investing activities for the nine months ended September 30, 2009 totaled $116,000 compared to $136,000 for the nine month period a year earlier. Capital expenditures related to maintenance-type items accounted for most of both periods’ cash needs. The 2009 period included a $15,000 cash distribution from a joint venture which was discontinued in early 2009. The 2008 period included a $25,000 equity investment in the aforementioned joint venture.

Cash flows provided by financing activities:

Prior to our separation from iGATE, our excess cash balances were transferred to our former parent on a regular basis and iGATE would fund our cash needs as required. During the nine months ended September 30, 2008, net financing activities with our former parent generated cash flow of $0.2 million. During the 2009 period, the Company did not engage in any financing activities.

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

Effect of Recent Accounting Pronouncements:

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, Measuring Liabilities at Fair Value. This update provides amendments to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosure for the fair value measurement of liabilities. We will adopt this update for all financial liabilities in the fourth quarter of fiscal year 2009. We do not expect the adoption of this update to have a material effect on our consolidated financial statements.

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (EITF) issue, “Revenue Arrangements with Multiple Deliverables”. The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. This update becomes effective for the annual period beginning on or after June 15, 2010.

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

Disclosure Controls and Procedures:

Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that as of September 30, 2009, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and, (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our principle executive and principle financial officers, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting:

Historically, we have relied on certain financial information, administrative and other resources of iGATE to operate our business including portions of corporate communications, regulatory, investor relations, corporate controller, internal audit, Sarbanes Oxley compliance, information technology and legal compliance. In conjunction with our separation from iGATE, we have enhanced our own financial, administrative, investor relations and other support systems. We have also refined our accounting and internal auditing policies and processes to support a stand-alone public organization. Other than those noted above, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

(a) Exhibits

10.1	Executive Employment Agreement by and between Mastech, Inc., and Steven C. Wolfe, dated August 10, 2009 (previously filed as Exhibit 10.1 to Mastech’s Form 8-K filed on August 14, 2009, and herein incorporated by reference).

10.2	Executive Employment Agreement by and between Mastech, Inc., and Thomas B. Moran, dated July 20, 2009 (previously filed as Exhibit 10.1 to Mastech’s Form 8-K filed on July 22, 2009, and herein incorporated by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of November, 2009.

MASTECH HOLDINGS, INC.

November 6, 2009	/S/ THOMAS B. MORAN
Thomas B. Moran
Chief Executive Officer

/S/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer

EXHIBIT INDEX

10.1	Executive Employment Agreement by and between Mastech, Inc., and Steven C. Wolfe, dated August 10, 2009 (previously filed as Exhibit 10.1 to Mastech’s Form 8-K filed on August 14, 2009, and herein incorporated by reference).

10.2	Executive Employment Agreement by and between Mastech, Inc., and Thomas B. Moran, dated July 20, 2009 (previously filed as Exhibit 10.1 to Mastech’s Form 8-K filed on July 22, 2009, and herein incorporated by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.