Form 10-K
period 2009-12-31
Mastech Holdings, Inc.
filed 2010-03-08
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-34099

MASTECH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	26-2753540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Commerce Drive, Suite 500 Pittsburgh, PA	15275
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (412) 787-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.01 par value	NYSE AMEX

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 (based on the closing price on such stock as reported by NYSE Amex on such date) was $5,333,498

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of February 26, 2010 was 3,634,372 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for May 12, 2010 to be filed with the Commission are incorporated by reference into Part III of this report.

MASTECH HOLDINGS, INC.

2009 FORM 10-K

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

Overview

Mastech Holdings, Inc. (referred to in this report as “Mastech”, the “Company”, “us”, “our” or “we”) is a provider of information technology staffing and consulting services to Fortune 1000 companies. We combine technical expertise with business process experience to deliver a broad range of services within business intelligence / data warehousing, service oriented architecture, web services, enterprise resource planning & customer resource management and eBusiness solutions segments. Headquartered in Pittsburgh, Pennsylvania, we have approximately 400 consultants that provide services across a broad spectrum of industry verticals.

We work with businesses and institutions with significant IT spending and recurring staffing needs and large system integrators and staffing organizations with recurring needs for highly qualified IT talent. We also support smaller organizations with their “project focused” temporary IT staffing requirements. Sales and marketing is conducted through account executives within two business channels (wholesale and retail). Much of these efforts employ a cost-effective telesales model, supplemented with selective travel and client visits. The wholesale channel consists of system integrators and other IT staffing firm clients, with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. The retail channel focuses on clients that are end-users of staffing services. This channel includes our branch services operations, which focuses on clients that are end users of staffing services in select geographies within the U.S. The branch services model employs local sales and recruitment, aimed at establishing strong relationships with both clients and candidates. The balance of the retail channel is dominated by end users who have retained a third party to provide vendor management services (a “managed service provider” or “MSP”) and to centralize the consultant hiring process.

We recruit through Global Recruiting Centers located in the U.S. and Asia that deliver a full range of recruiting and sourcing services. Our centers employ approximately 40 recruiters and sourcers, focused on recruiting U.S. based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests due to our offshore recruiting engine, with investment in sourcing and recruiting processes, expanding search coverage, round-the-clock sourcing, and frequent candidate contact, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

In January 2010, the Company sold its brokerage operation staffing business. The divestiture will improve the Company’s focus on its core IT staffing operations. During 2009, the brokerage operations business generated $5.4 million of revenue and less than $100,000 in operating profit. At the time of the divestiture, the business had been experiencing a significant decline in revenue. During 2009, quarterly revenue totaled $3.0 million, $1.3 million, $0.8 million and $0.3 million during the first, second, third and fourth quarters, respectively.

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

Established in 1986, our business model focused on importing global IT talent to the U. S. to meet the growing demand for IT professionals. In the early 2000’s, the demand for IT professionals cooled and the supply of IT resources quickly exceeded a declining demand curve. No longer was there a need to recruit abroad for technology talent, as supply was abundant in the U.S. Accordingly, the Company retooled its recruiting model to focus on the recruitment of U.S.-based IT talent. Given the Company’s reputation with, and knowledge of, H1-B visas, part of our recruiting efforts focused on attracting H1-B visa holders currently in the U.S. This approach gave the Company access to a larger and differentiated recruiting pool compared to many of our competitors.

In 2003, the Company launched its offshore Global Recruitment Center model in an effort to meet an increase in industry demand with lower cost recruiting resources. Over the last six years, the Company has made significant investment in these centers to improve infrastructure, processes and effectiveness. Additionally, in 2009 we have made key investments in our domestic recruitment structure, primarily to support our branch services operations within the IT retail channel.

Our Business

Our revenues are principally generated from contract staffing services that are provided on a time and material basis. Typically, we negotiate our business relationship by using one of three methods to gain agreement on the services to be provided. We either establish our relationship based on a simple standard terms sheet; create a Statement of Work (“SOW”) specific to a project; or enter into a master service agreement with a client that describes the framework of our relationship. In each case, a client will submit to us positions and / or requirements that they plan on satisfying by using temporary contractors. We propose consultants to the client that we believe satisfy their needs and propose an hourly bill rate for each consultant submitted. The client will select our consultant or a competing firm’s consultant base on their view of quality, fit and pricing. Contractual consultant specific details, such as billable rates, are documented as an annex to the agreement type that is chosen by the client.

We generally do not enjoy exclusivity with respect to a client’s contractor needs. Most of our clients use multiple suppliers to satisfy their requirements and to ensure a competitive environment. Our success with any particular client is determined by (a) the quality and fit of our consultant; (b) our ability to deliver a quality consultant on a timely basis; and (c) pricing considerations. We recognize revenue on contract staffing assignments as services are performed (hours worked multiplied by the negotiated hourly bill rate). We invoice our clients on a weekly, bi-weekly or monthly basis, in accordance with terms of our agreement. Typical credit terms require our invoices to be paid within 30 days from receipt by the client.

While our primary focus is on contract staffing services, we also provide permanent staffing services for our clients when opportunities arise. Permanent staffing revenues have historically represented less than half of 1% of our total revenues.

Sales and Marketing

We focus much of our marketing efforts primarily on large and medium-sized businesses and institutions with significant IT budgets and recurring staffing needs and on large system integrators and staffing organizations with recurring needs for highly qualified technical computer personnel. We constantly look to develop relationships with new clients. In addition, we continuously work to penetrate our existing client relationships to deeper levels.

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

The wholesale channel consists of system integrators and other IT staffing firm customers with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. Revenues from this channel represented 57% of our total IT staffing revenues in 2009. Over the last several years, more of our IT revenues have come from the wholesale channel as a percentage of total revenues. Most of our strategic relationships in this channel are established at the vice president / sales director level. Account executives generally are responsible for expanding existing client relationships. We supplement these marketing activities through our sales organization in India. Offshore account executives target smaller IT staffing clients within the wholesale channel. Generally, these account executives call (telesales) on potential new customers within an assigned U.S. territory.

Our IT retail channel focuses on customers that are end-users of IT staffing services. Revenues from this channel represented 43% of our total IT staffing revenues in 2009. Account executives at our branch operations call on, and meet with, potential new customers and are also responsible for maintaining existing client relationships within their geographic territory. Account executives are paired with recruiters and both receive incentive-based compensation based on revenue generation activities using a localized sales and recruitment model.

Within the retail channel, many end users of IT staffing services have retained a third party to provide vendor management services to centralize the consultant hiring process. Under this arrangement, the third-party managed service provider (“MSP”) retains control of the vendor selection and vendor evaluation process, which acts to weaken the relationship built with client contacts. Our lower-cost centralized telesales model and highly efficient offshore recruiting model are perfectly aligned to the growing MSP market. MSP clients represented 24% of our IT staffing 2009 revenues.

Recruiting

We operate six Global Recruiting Centers located in the U.S. and Asia that deliver a full range of recruiting and sourcing services. Our centers employ over 40 recruiters and sourcers, focused on recruiting U.S. based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests faster than the competition is critical for success in our industry as most staffing firms access the same candidate pool via job boards and websites. Our offshore recruiting engine, with investment in sourcing and recruiting processes, expanding search coverage, around-the-clock sourcing, and frequent candidate contact, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

We have continued to invest in leading technologies and recruitment tools, to make our recruiting engine one of the most efficient in the industry. For example, “job board spidering” tools, such as Data Frenzy, are employed to expand the reach of our candidate searches. We also employ a state-of-the art applicant tracking system that has proprietary toolkits and job board / internet interfacing capabilities, resulting in further operational efficiencies.

We have access to a large and differentiated recruiting pool due to our brand recognition with both W-2 hourly U.S. citizens and H1-B visa professionals in the U.S. Unlike most staffing firms that have a high concentration of either H1-B workers or W-2 hourly U.S. citizens, we have historically maintained a 50/50 composition of H1-B and W-2 hourly employees. As such, this balanced mix allows us to tap a broad candidate pool.

Technology Focus

We provide technologies and maintain strategic relationships with industry leaders, such as IBM and Oracle, in many high demand areas. Our staffing services are focused in the following areas:

SOA / Web Services	ERP / CRM / PILC	BI / DW	eBusiness Solutions
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

•   Upgrades

•   Enhancements – new functionality, new modules

•   Application integration

•   Assessment

•   ETL

•   Enterprise data warehousing / customized data warehousing / data marts

•   Balanced scorecards

•   Data mining

•   Business process
re-engineering

•   Enterprise data modeling

•   Metadata management

•   Data stewardship

•   Development of e-Commerce portals (B2B / B2C / B2E)

•   Integration of e-Commerce portals with backend applications

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

Our consultants work to provide our clients with a framework that better utilizes the technologies running across the enterprise. Our business process experts work hand-in-hand with their technical consultants to streamline and maximize the value of its clients’ systems and interfaces. We view SOA as the catalyst for business change over the next decade and are focusing our top assets to become a premier SOA / Web Services provider.

Enterprise Solutions including Enterprise Resource Planning (“ERP”), Customer Relationship Management (“CRM”) & Package Implementation Life Cycle (“PILC”)

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

Enterprise Resource Planning

We have completed numerous projects in the ERP space, which range from the implementation of stock systems to fully customized applications. Our consultants are well versed in the leading ERP solutions, including SAP, PeopleSoft, Oracle Applications and JD Edwards. We have completed more than 400 ERP projects with approximately 25% of those delivered to Fortune 500 clients, and our functional experience crosses many disciplines including the following areas:

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

Geographic Presence & Industry Verticals

All of our revenues are generated from services provided in the U.S. We market our services on a national basis and have the ability to provide services in all 50 states. Our geographical concentration tends to track major client locations, such as California, Pennsylvania, Virginia, North Carolina and Texas.

We provide our IT services across a broad spectrum of industry verticals including: Automotive, Consumer Products, Education, Financial Services, Government, Healthcare, Manufacturing, Retail, Technology, Telecommunications, Transportation and Utilities. Below is a breakdown of our billable consultant base by industry as of December 31, 2009:

• Financial Services: 21%	• Telecom: 12%
• Healthcare: 17%	• Retail: 6%
• Government: 16%	• Other: 14%
• Technology: 14%

Clients

Our client-base consists of large companies that span across multiple industry verticals. IBM and Tek Systems are our top two clients representing 18.1% and 11.7% of total 2009 revenues, respectively. Our services to IBM and Tek Systems, generally supplement their needs for IT professionals to staff end-client projects. Approximately 62% of our total revenues were generated from our top ten clients during 2009.

Employees

At December 31, 2009, we had approximately 350 U.S. employees and 60 employees offshore. None of our employees are subject to collective bargaining agreements governing their employment with our Company. We employ technical personnel on both an hourly and salary basis. Most of our technical salaried employees are H1-B visa holders. We enjoy a good reputation in the H1-B visa community, which allows us to tap a very broad candidate pool. Most of our hourly employees are U.S. citizens. On average, we maintain a 50/50 composition of salaried and hourly technical employees. We believe that our employee relations are good.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation practices. Accordingly, we typically have lower utilization rates and higher benefit costs during the fourth quarter.

Our Competitive Position

We operate in a highly competitive and fragmented industry, with low barriers to entry. We compete for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, other providers of technical staffing services and, to a lesser extent, temporary personnel agencies. Many of our competitors are significantly larger and have greater financial resources than we do. We believe that the principal competitive factors for securing and building client business relationships are driven by our ability to precisely comprehend our client’s requirements in the way of skills and abilities and by providing highly qualified consultants who are motivated to meet or exceed our client’s expectations. We must be able to do this efficiently to provide speed to market with pricing that is competitive and represents value to both our clients and our consultants. The principal competitive factors in attracting qualified technical personnel are compensation, availability, quality and variety of projects and schedule flexibility. We believe that many of the technology professionals included in our database may also pursuing other employment opportunities. Therefore, our responsiveness to the needs of these professionals is an important factor in our ability to fill projects.

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

Attractive financial profile

We have historically enjoyed higher operating margins than our industry peers due to our low cost telesales model and offshore recruiting capabilities. This business model allows us to quickly adjust our cost structure to changes in our business environment. Our blue-chip client base has ensured high quality accounts receivable and a strong and predicable cash flow conversion metric. We are debt free and have an unused $10 million credit facility as of December 31, 2009.

Experienced management team

Our management team is comprised of business leaders with deep industry experience. Changes to our senior management team during 2009 have resulted in a unique blend of executives with significant Mastech experience and others who held leadership roles at many of our industry peers. We believe that this mix of talent allows us to capitalize on the positives of our existing business model and at the same time improve our service offerings and long term strategy for future growth.

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

Industry expertise

Our focus on the financial services and healthcare industry sectors, which account for approximately 42% of our revenues in 2009, has enabled us to build industry expertise in those areas.

Minority-owned status

We are a large minority-owned staffing firm, and have received multiple awards for our commitment to diversity. We have been certified as a minority-owned business by the National Minority Supplier Development Council (“NMSDC”). This certification is attractive to many clients and potential clients, particularly in the government and public sector segments, where projects dollars are specifically earmarked for diversity spending.

Reportable Financial Segments

The Company operates as a single reportable segment in accordance with ASC Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. Accordingly, no segment related disclosures are presented.

The Separation from iGATE

Until September 30, 2008, Mastech was a wholly-owned subsidiary of iGATE. The spin-off by iGATE of its staffing services business became effective on September 30, 2008 through a distribution of 100% of the common stock of the Company to the holders of record of iGATE’s common stock (the “Distribution”). iGATE received an opinion of its tax counsel, Reed Smith, LLP, substantially to the effect that the Distribution should qualify under Section 355(a) of the Internal Revenue Code as a tax-free distribution for U.S. federal income tax purposes. The opinion was based on, among other things, certain assumptions and representations as to factual matters made by iGATE and us which, if incorrect or inaccurate in any material respect, would jeopardize the conclusions reached by counsel in its opinion. Refer to Item 1A of Part I for additional details on the tax risks associated with the spin-off from iGATE.

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

We entered into agreements with iGATE prior to the spin-off which may impact our business in future periods, including:

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

Transition Services Agreement

The transition services agreement sets forth the various services iGATE would provide us to ensure an orderly transition to being an independent company. This agreement identifies these transition services and defines the terms and durations in which such services would be provided. As of December 31, 2009 all transition services have been completed.

Available Information

Our headquarters are located at 1000 Commerce Drive, Suite 500, Pittsburgh, Pennsylvania 15275, and our telephone number is (412) 787-2100. The Company’s website is www.mastech.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available free of charge by accessing the Investor Relations page of the Company’s website as soon as reasonably practical after such reports are filed with the Securities and Exchange Commission (the “SEC”).

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

RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information set forth in this Annual Report on Form 10-K or incorporated by reference herein. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company in each of the noted risk categories: (i) Risks Relating to Our Business; and (ii) Risks Relating to Our Separation from iGATE. However, additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also adversely impact our business.

If any of the following risks and uncertainties develop into actual events, these events could have a material adverse effect on our business, financial condition or results of operations.

Risks Relating to Our Business

Our industry is highly competitive and fragmented, which may limit our ability to increase our prices for services.

The IT staffing services industry is highly competitive and served by numerous global, national, regional and local firms. Primary competitors include participants from a variety of market segments, including the major consulting firms, systems consulting and implementation firms, U.S.-based IT staffing services companies, applications software firms, service groups of computer equipment companies, specialized interest consulting firms, programming companies and temporary staffing firms. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than we have. There are relatively few barriers to entry into our markets, and we may face additional competition from new entrants into our markets. In addition, there is a risk that clients may elect to increase their internal resources to satisfy their applications solutions needs. There can be no assurance that we will compete successfully with existing or new competitors in the IT staffing services markets.

Lack of success in recruitment and retention of IT professionals may decrease our revenues and increase the costs needed to maintain our workforce.

Our business involves the delivery of professional services and is labor-intensive. Our success depends upon our ability to attract, develop, motivate and retain highly skilled IT professionals and project managers who possess the technical skills and experience necessary to deliver our services. Qualified IT professionals are in demand worldwide and are likely to remain a limited resource for the foreseeable future. There can be no assurance that these qualified professionals will be available to us in sufficient numbers, or that we will be successful in retaining current or future employees. Failure to attract or retain qualified professionals in sufficient numbers may have a material adverse effect on our business, operating results and financial condition. Historically, we have done much of our recruiting outside of the country where the client work is performed. Accordingly, any perception among our IT professionals, whether or not well founded, that our ability to assist them in obtaining temporary work visas and permanent residency status has been diminished, could lead to significant employee attrition. Any significant employee attrition will increase expenses necessary to replace and retrain our professionals and could decrease our revenues if we are not able to provide sufficient numbers of these resources to our clients.

Government regulation of immigration may materially affect our workforce and limit our supply of qualified IT professionals.

We recruit IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the U.S. As of December 31, 2009, approximately 59% of our U.S. workforce were working under Mastech sponsored H1-B temporary work permits in the U.S. Statutory law limits the number of new H1-B petitions that may be approved in a fiscal year, and if we are unable to obtain H1-B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. Additionally, legislation could be enacted limiting H1-B visa holders’ employment with staffing companies.

In recent years, the vast majority of our H1-B hires were not subject to the annual quota limiting H1-B visas because they were already in the U.S. in H1-B visa status with another employer. As a result, the negative impact on recruiting due to the exhaustion of the fiscal years 2004 to 2009 H1-B quotas was not substantial. However, unless Congress substantially increases the annual H1-B quota, the pool of H1-B workers in the U.S. who were charged against previous years’ quotas will decline. Such a development would make H1-B worker recruiting more difficult. Absent positive legislation, in the long-term, the pool of available H1-B workers in the U.S. that are not subject to the annual quota may eventually be substantially limited. A limitation of H1-B workers could decrease our revenues if we are not able to recruit enough domestic workers to provide sufficient numbers of IT professionals to our clients.

Negative economic conditions in the U.S. may adversely affect demand for our services.

All of our revenues are generated from clients located in the U.S. Due to the current economic downturn, there is decreased economic activity in the U.S. Our business depends on the overall demand for information technology and on the economic health of our clients. Should the economic downturn progress, companies may be forced to further reduce their information technology staffing budgets. Weak economic conditions and reduced budgets may adversely affect demand for our services, thus reducing our revenues.

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

We are dependent upon our Indian operations and there can be no assurance that our Indian operations will support our growth strategy and historical cost structure.

Our Indian recruitment centers depend greatly upon business, immigration and technology transfer laws in India, and upon the continued development of technology infrastructure. There can be no assurance that our Indian operations will support our growth strategy. The risks inherent in international business activities include:

•	unexpected changes in regulatory environments;

•	foreign currency fluctuations;

•	tariffs and other trade barriers;

•	difficulties in managing international operations; and

•	the burden of complying with a wide variety of foreign laws and regulations.

Our failure to manage our growth, attract and retain personnel or a significant interruption of our ability to transmit data and voice efficiency, could have a material adverse impact on our ability to successfully maintain and develop our global recruitment centers and could have a material adverse effect on our business, operating results and financial condition.

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

Our wage costs in India have historically been significantly lower than wage costs in the U.S. for comparably skilled professionals, and this has been one of our competitive advantages with respect to the costs of our Indian recruiting offices. However, wage increases in India may prevent us from sustaining this competitive advantage and may negatively affect our profit margins. We may need to increase the levels of our employee compensation more rapidly than in the past to retain talent or to comply with regulations. Unless we are able to continue to increase the efficiency and productivity of our employees, wage increases in the long term may reduce our profit margins.

Our quarterly operating results may be subject to significant variations.

Our revenues and operating results have historically been subject to significant variations from quarter to quarter depending on a number of factors, including the timing and number of client projects commenced and completed during the quarter, the number of working days in a quarter, employee hiring and attrition, and utilization rates during the quarter. We recognize revenues on time-and-materials projects as the services are performed. Because a percentage of Mastech’s operating costs are relatively fixed, variations in revenues may cause significant variations in operating results.

Our strategy of expansion through acquisition of additional companies may not be successful and may result in slower growth of our business and reduce operating margins.

We plan to gradually expand our operations through the acquisition of, or investment in, additional businesses and companies. We may be unable to identify businesses that complement our strategy for growth. If we do succeed in identifying a company with such a business, we may not be able to acquire the company, its relevant business or an interest in the company for many reasons, including:

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

Our revenues are highly dependent on clients located in the U.S., as well as clients concentrated in certain industries. Economic slowdowns, changes in U.S. law and other restrictions or factors that affect the economic health of these industries may affect our business. For the year ended December 31, 2009, approximately 62% of our revenues were derived from our top ten clients. Consequently, if our clients reduce or postpone their IT spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the rate of economic growth in the U.S. may reduce the demand for our services and negatively affect our revenues and profitability. In addition, approximately 42% of our total revenue is derived from the financial services and health care industry sectors. Because our revenues are highly concentrated in those sectors, any significant or prolonged downturn in either industry sector could have a material adverse effect on our business, operating results and financial condition.

We have in the past derived, and may in the future derive, a significant portion of our revenues from a relatively limited number of clients. Our two largest clients, IBM and TEK Systems, accounted for approximately 18% and 12% of our 2009 revenues, respectively. Both of these contracts are terminable without penalty, as are most of our assignments. The loss of any significant client or major project, or an unanticipated termination of a major project, could result in the loss of substantial anticipated revenues.

We must keep pace with the rapid technological changes that characterize our industry and our failure could result in lower demand for services.

The IT staffing services industry is characterized by rapid technological change, evolving industry standards, changing client preferences and new product introductions. Our success will depend in part on our ability to keep pace with industry developments. There can be no assurance that we will be successful in addressing these developments on a timely basis or that, if these developments are addressed, we will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render our services noncompetitive or obsolete. Our failure to address these developments could have a material adverse effect on our business, operating results and financial condition.

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

Sunil Wadhwani and Ashok Trivedi, co-founders of iGATE, own approximately 56% of Mastech’s outstanding common stock. Accordingly, Messrs. Wadhwani and Trivedi together have sufficient voting power to elect all the members of the Board of Directors and to effect transactions without the approval of our other shareholders, except for those limited transactions that require a supermajority vote under our bylaws or articles of incorporation. The interests of Messrs. Wadhwani and Trivedi may from time to time diverge from our interests. Mastech’s Audit Committee consist of independent directors and addresses certain potential conflicts of interest and related party transactions that may arise between us and our directors, officers or our other affiliates. However, there can be no assurance that any conflicts of interest will be resolved in our favor.

Our business is certified as a minority-owned business, and loss of that certification may reduce our ability to gain new customers or expand our business with existing customers.

We are a large minority-owned IT staffing firm and have been certified as minority-owned by the National Minority Supplier Development Council (the “NMSDC”). NMSDC certification has enabled us to expand our business with existing clients as well as obtain new customers and penetrate new markets. While we cannot quantify the effect of the loss of this status, we believe that its loss could adversely affect our ability to expand our business or cause us to lose existing business.

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

Risks posed by climate change may materially increase our compliance costs and adversely impact our profitability.

Climate change vulnerability is posing new threats and opportunities in the economy. Climate change and measures adopted to address it can affect us, our clients and suppliers in myriad ways, depending on the nature and location of the businesses, the near-term capital expenditure needs, the regulatory environments where they operate and their strategic plans. Generally, climate risks and opportunities for companies and their investors fall into four categories:

•	Physical risk from climate change

•	Regulatory risks and opportunities related to existing or proposed green house gas (“GHG”) emissions limits

•	Indirect regulatory risks and opportunities related to products or services from high emitting companies

•	Litigation risks for emitters of greenhouse gases

Unmitigated climate change is likely to have severe physical impacts on companies with exposed assets or business operations, including Mastech. Major environmental risks and liabilities can significantly impact future earnings. To the extent we are unable to comply with applicable regulations related to climate change, and such failure to comply results in material increases in compliance costs or litigation expenses, those costs or expenses will have an adverse effect on our profitability.

If our clients are adversely affected by climate change or related compliance costs, this may reduce their spending and demand for our services, leading to a decrease in revenue.

In addition to emissions and climate change risks posed directly to Mastech, we also have clients in varied industries such as healthcare, consumer products, manufacturing, technology, and retail, among others. Some of the clients may be significantly affected by the climate change resulting in greater physical risk and impacting their operations. This may lead to a reduction of demand and loss of business from such clients, which would impact our business, results of operations, financial condition and cash flows.

Risks Relating to Our Separation from iGATE

The Distribution may have negative consequences on our effective tax rate.

Following the separation and distribution, Mastech was not able to file a consolidated U.S. federal income tax return with iGATE. As a consequence, certain tax benefits and deductions arising from being part of the larger iGATE group are not available to us. Accordingly, Mastech has a higher effective tax rate as a stand-alone organization.

Our directors who own iGATE securities may have a conflict of interest.

The ownership by some directors of shares of common stock, options or other equity awards of iGATE may create, or may create the appearance of, conflicts of interest. Because of their current or former positions with iGATE, some of our directors own shares of iGATE common stock, options to purchase shares of iGATE common stock or other equity awards. The individual holdings of iGATE common stock, options to purchase common stock of iGATE or other equity awards, may be significant for some of these persons compared to these persons’ total assets. Even though Mastech’s Board of Directors consists of a majority of directors who are independent from iGATE, ownership by our directors of common stock or options to purchase common stock of iGATE, or any other equity awards, creates, or may create the appearance of, conflicts of interest when these directors are faced with decisions that could have different implications for iGATE than the decisions have for us.

If the Distribution receives unfavorable tax treatment, then we, our shareholders, or iGATE may be subject to U.S. federal income taxes.

If the Distribution, together with certain related transactions, were to fail to qualify as tax-free for U.S. federal income tax purposes, then we, our shareholders, or iGATE may be subject to U.S. federal income taxes. Prior to the Distribution, iGATE received an opinion of Reed Smith LLP, tax counsel to iGATE, substantially to the effect that the Distribution should qualify as a tax-free Distribution within the meaning of Section 355(a) of the Code (which condition iGATE may waive in its sole discretion). The opinion was based on, among other things, certain assumptions and representations as to factual matters made by iGATE and us which, if incorrect or inaccurate in any material respect, would jeopardize the conclusions reached by counsel in its opinion. In addition, the Reed Smith opinion will not be binding on the Internal Revenue Service (“IRS”) or the courts, and the IRS may assert a position contrary to the opinion, and a court may agree with the IRS’s position.

If the Distribution were to fail to qualify as a tax-free transaction, each iGATE shareholder who received Mastech common stock in the Distribution generally would be treated as having received a taxable Distribution in an amount equal to the fair market value of Mastech’s common stock received (including any fractional share sold on behalf of the shareholder) on the Distribution date. That Distribution would be taxable as a dividend to the extent of the shareholder’s ratable share of iGATE’s current and accumulated earnings and profits (as increased to reflect any current income, including any gain recognized by iGATE on the taxable Distribution). The balance, if any, of the Distribution would be treated as a non-taxable return of capital to the extent of the iGATE shareholder’s tax basis in its iGATE stock with any remaining amount being taxed as capital gain. In addition, iGATE would recognize a gain in an amount equal to the excess of the fair market value of the common stock distributed to iGATE shareholders over iGATE’s adjusted tax basis in such common stock. Pursuant to the terms of the Tax Sharing Agreement, in the event the Distribution were to fail to qualify as a tax-free transaction and such failure was not the result of actions taken after the Distribution by iGATE or any of its subsidiaries or shareholders, we would be responsible for all taxes imposed on iGATE as a result thereof.

We might not be able to engage in desirable strategic transactions and equity issuances following the Distribution.

Our ability to engage in significant stock transactions could be limited or restricted after the Distribution in order to preserve the tax-free nature of the Distribution. Even if the Distribution otherwise qualifies as tax-free for U.S. federal income tax purposes under Section 355 of the Code, it would be taxable to iGATE (but not to iGATE shareholders) under Section 355(e) of the Code if the Distribution were deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquired, directly or indirectly, stock representing a 50% or greater interest, by vote or value, in the stock of either us or iGATE. Current U.S. federal income tax law creates a presumption that the Distribution was part of such a plan (or series of related transactions), if either Mastech or iGATE were to engage in, or enter into an agreement to engage in, a transaction that would result in a 50% or greater change, by vote or value, in Mastech’s or iGATE’s stock ownership during the four-year period that begins two years before the date of the Distribution, unless it is established that the transaction is not pursuant to a plan or series of transactions related to the Distribution. Treasury regulations currently in effect generally provide that whether an acquisition transaction and a Distribution are part of a plan is determined based on all of the facts and circumstances, including, but not limited to, specific factors described in the Treasury regulations. In addition, the Treasury regulations provide several “safe harbors” for acquisition transactions that are not considered to be part of a plan. These rules may prevent Mastech from entering into transactions which might be advantageous to their respective shareholders, such as issuing equity securities to satisfy financing needs or acquiring businesses or assets with equity securities. Thus, even if the Distribution were to qualify as tax-free for U.S. federal income tax purposes under Section 355 of the Code, if acquisitions of our stock after the Distribution were to cause Section 355(e) of the Code to apply, iGATE would recognize a taxable gain as described above, but the Distribution would be tax-free to each iGATE shareholder (except for cash received in lieu of a fractional share of Mastech common stock).

The Tax Sharing Agreement includes covenants that we will not take actions that could cause the Distribution to fail to qualify as a tax-free transaction, including, in certain cases, redeeming equity securities, selling or otherwise disposing of a substantial portion of our assets or acquiring businesses or assets with equity securities (or entering into negotiations or agreements with respect to such transactions), in each case, for a period of 24 months from the day after the Distribution. We, however, may undertake any such action if we first obtain the consent of iGATE or an opinion of counsel or a private letter ruling that such action will not adversely affect any conclusion in the Reed Smith opinion issued in connection with the Distribution. Moreover, the Tax Sharing Agreement generally provides that we will be responsible for any taxes imposed on iGATE as a result of the failure of the Distribution to qualify as tax-free for U.S. federal income tax purposes under Section 355 of the Code where such failure is not attributable to actions taken by iGATE (its subsidiaries) or its shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Information regarding the principal properties leased by us and our subsidiaries as of December 31, 2009 is set forth below:

Location	Principal Use	Approximate Square Footage
Pittsburgh, Pennsylvania	Corporate headquarters, executive, human resources, sales, recruiting, marketing and finance.	11,200
Frisco, Texas	Sales and recruiting office.	2,500
Fremont, California	Sales and recruiting office.	1,100
Charlotte, North Carolina	Sales office.	700
Bangalore, India	Recruiting office.	1,400
Chennai, India	Recruiting office.	1,100

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE Amex under the symbol “MHH”. We began trading “regular way” on the former American Stock Exchange (“AMEX”) on October 1, 2008.

The following table sets forth, for the periods indicated, the range of high and low closing sale prices of the common stock of Mastech during the calendar quarters indicated.

Common Stock Market Price	High	Low
2009:
Fourth Quarter	$5.55	$4.54
Third Quarter	4.72	2.79
Second Quarter	3.80	1.88
First Quarter	2.40	1.47

2008:
Fourth Quarter (commencing October 1, 2008)	$7.60	$1.05

On February 26, 2010, we had 130 registered holders of record of our Common Stock. This figure excludes an estimate of the indeterminate number of beneficial holders whose shares may be held by brokerage firms and clearing agencies.

We currently do not pay dividends on our common stock.

We currently have no program regarding the purchase of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

Mastech spun-off from iGATE on September 30, 2008. The financial data in this Annual Report on Form 10-K is presented on a combined basis for periods preceding the spin-off and on a consolidated basis subsequent to the Distribution. The financial information for the periods prior to the Distribution do not include all of the actual expenses that would have been incurred had Mastech been a stand-alone entity during the periods presented and do not reflect Mastech’s combined results of operations, financial position and cash flows had the Company been a stand-alone entity during the periods presented. Thus, our selected historical financial data is not necessarily indicative of our future financial position, future results of operations or future cash flows.

You should read the information set forth below in conjunction with our Consolidated Financial Statements and accompanying Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Amounts in thousands, except per share data)
Income Statement Data:
Revenues	$71,062	$96,650	$104,693	$111,416	$107,105
Gross profit	13,427	18,322	22,075	25,354	22,725
Operating expense (a)	11,106	14,160	16,016	17,824	15,481
Other income/(expense), net	(49)	(2)	82	72	(37)
Income before income taxes (a)	2,272	4,160	6,141	7,602	7,207
Income tax expense (b)	875	638	701	662	1,425

Net income (a) (b)	$1,397	$3,522	$5,440	$6,940	$5,782

Earnings per share:
Basic (a) (b) (c)	$0.39	$0.98	$1.51	$1.92	$1.60

Diluted (a) (b) (c)	$0.38	$0.98	$1.51	$1.92	$1.60

Weighted average common shares outstanding:
Basic (c)	3,608	3,607	3,607	3,607	3,607

Diluted (c)	3,706	3,611	3,607	3,607	3,607

Balance Sheet Data:					(unaudited)
Cash and cash equivalents	$7,113	$4,361	$1,524	$5,378	$4,452
Working capital	11,000	8,936	7,022	10,876	11,430
Total liabilities	4,058	5,294	6,429	9,029	8,907
Total assets	15,310	14,697	14,265	20,658	20,886
Shareholders’ equity / invested equity	11,252	9,403	7,836	11,629	11,979

Factors that Materially Affect Comparability

(a) The comparison between the results of operations for fiscal years 2006 and 2005 is affected by the impact of the adoption of ASC Topic 718 (formerly SFAS No. 123R) “Share-based Payments” effective January 1, 2006, using the modified prospective method. Stock-based compensation costs included in operating expenses totaled $645,000 in 2006 compared to no share-based compensation costs in 2005.

(b) Prior to the Distribution, our operating results were included in iGATE’s consolidated U.S. income tax return. Historically, we derived certain tax benefits as of result of being included in this consolidated tax return which would not be available to us as a stand-alone entity. Accordingly, our post-Distribution effective tax rate is likely to be materially greater than those shown in the historical financial statements for the periods presented. See Note 8 to the Consolidated Financial Statements, included elsewhere herein.

(c ) For all periods prior to September 30, 2008 (the date of our spin-off from iGATE), basic and diluted earnings per share were computed utilizing the common stock outstanding at September 30, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a domestic provider of IT staffing services to mostly large and medium-sized organizations. Since July 1986 until our September 30, 2008 spin-off, we conducted our business as subsidiaries of iGATE. We do not sell, lease or otherwise market any computer software or hardware, and 100% of our revenues are derived from the sale of information technology and brokerage operations staffing services.

It should be noted that in January 2010, the Company sold its brokerage operations staffing business, as more fully discussed in Note 14, “Subsequent Events” to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Economic Trends and Outlook

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the last half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we have seen less demand for IT staffing services. During the second half of 2009, we have seen signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. These are encouraging signs as we enter 2010; however, the weak U.S. job market and high unemployment are still troubling data points for our industry.

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

In recent years, a larger portion of our revenues have come from our wholesale sales channel, which consists largely of strategic relationships with systems integrators and other staffing organizations. This channel tends to carry lower gross margins, but provides higher volume opportunities. Should this trend in our business mix continue, it is likely that our overall gross margins will decline. Within our retail sales channel, many larger users of IT staffing services are employing Managed Service Providers (“MSP”) to manage their contractor spending in an effort to drive down overall costs. The impact of this shift towards the MSP model has been lower gross margins. Should this trend towards utilizing the MSP model continue, it is likely that our gross margins will decline in the future.

Results of Operations

Below is a tabular presentation of revenues and gross profit margins by sales channel for the periods discussed:

Revenue & Gross Margin by Sales Channel

(Amounts in millions)

	Years Ended December 31,
Revenue	2009	2008	2007
IT Wholesale Channel	$37.5	$46.0	$54.4
IT Retail Channel	28.0	38.7	41.6
Brokerage Operations	5.4	11.5	8.2
Permanent Placements / Fees*	0.2	0.4	0.5

Total Revenues	$71.1	$96.6	$104.7

Gross Margins
IT Wholesale Channel	18.6%	18.3%	20.6%
IT Retail Channel	19.5%	20.0%	22.0%
Brokerage Operations	14.9%	15.3%	15.1%
Permanent Placements / Fees*	100.0%	100.0%	100.0%

Total Gross Margin %	18.9%	19.0%	21.1%

*	Permanent Placement / Fees are generated from clients within both our IT wholesale and IT retail channels.

In order to minimize the impact of the economic and industry trends mentioned above on our gross margin, the Company will need to continue lowering operating cost structure as a percentage of totals revenues, through innovation and greater efficiencies. Investments in our global recruitment centers, offshore telesales group, and technological improvements, coupled with continued cost rationalization efforts, should provide us with a cost-effective platform in which to deliver our services. Below is a tabular presentation of operating expenses by sales, operations and general and administrative categories for the periods discussed:

Selling, General & Administrative (“SG&A”) Expense Details

(Amounts in millions)

	Years Ended December 31,
	2009	2008	2007
Sales and Marketing	$3.6	$4.7	$5.5
Operations (HR & Recruiting)	2.6	4.3	4.9
General & Administrative	4.9	5.2	5.6

Total SG&A Expenses	$11.1	$14.2	$16.0

2009 Compared to 2008

Revenue

Revenues for the year ended December 31, 2009 totaled $71.1 million, compared to $96.6 million for the year ended December 31, 2008. This 26.4% decrease was due to a lower demand for IT staffing services during 2009 (down 22.7%) and a steep decline in activity levels in our brokerage operations business (down 53%). The March 2009 completion of a major brokerage operations assignment, coupled with very limited new order opportunities during the year, resulted in our brokerage operations billable headcount declining from 75-consultants at year-end

2008 to 8-consultants at year-end 2009. In light of this significant decline, coupled with brokerage operations not considered a core service offering, the Company sold the business to the former vice president of brokerage operations in January 2010 for contingent consideration.

Our IT billable consultant headcount at December 31, 2009 total 379-consultants, which was approximately 20% lower than the IT billable headcount of 475-consultants at December 31, 2008. Much of this billable headcount decline occurred during the fourth quarter (a loss of 58-consultants) and reflected a high level of project ends. Activity levels increased modestly over the second half of 2009 which is an encouraging sign as we enter 2010. It should be noted that much of the billable headcount declines during the fourth quarter did not fully impact our revenues for that period as much of the decline occurred during the latter part of the quarter. Accordingly, the full impact of this headcount decline will be reflected in our first quarter 2010 results.

Revenues from our wholesale IT channel in 2009 declined by 18.5% from a year ago, largely due to steep declines from many of our staffing clients. Revenues from our integrator clients declined modestly during the year, and actually showed some growth during the last half of the year. Retail IT channel revenues declined by 27.6% during 2009, compared to 2008. Much of this decrease was with our financial services clients and with a major MSP account. Additionally, pricing pressures contributed to the revenue declines in 2009. Brokerage operations revenues were down 53.0% from 2008 and reflected the completion of a major assignment in March 2009 and very soft demand for brokerage operation services for much of the year. Permanent placement / fee revenues were approximately $200,000 lower in 2009 compared to 2008 and was largely due to a deteriorating job market in the U.S. for much of 2009.

IBM and Tek Systems represented 18.1% and 11.7% of 2009 total revenues, respectively. During 2008, IBM, Tek Systems and Wachovia Securities represented 14.9%, 12.7% and 10.7% of total revenues. Our top ten clients represented approximately 62% and 66% of total revenues in 2009 and 2008, respectively.

Gross Margin

Gross profit as a percentage of revenue decreased slightly to 18.9% in 2009 compared to 19.0% in 2008. Our gross margin performance reflects a number of offsetting factors. Industry-wide pricing pressures continued to persist, particularly during the first half of 2009. However, we were able to mitigate much of the impact through Company initiatives to rationalize and adjust resource costs in response to prevailing economic conditions. Additionally, lower fee revenues had a negative impact on 2009 gross margins, when compared to the previous year. This was largely off-set by a favorable channel mix of business, as less revenues in 2009 came from our lower-margin brokerage operations unit.

Wholesale IT channel gross margin increased by 30 basis points in 2009 compared to 2008. This improvement was due to a favorable revenue mix between lower-margin staffing clients and integrator clients. In our retail IT channel, gross margins declined by 50 basis points due to pricing pressures from MSP clients, net of resource cost reductions. Brokerage operations margins were down 40 basis points in 2009 to 14.9%. Lack of demand for brokerage operation services resulted in lower pricing on the limited amount of new order opportunities.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expense in 2009 totaled $11.1 million, or 15.6% of revenues, compared to $14.2 million or 14.7% of revenues in 2008. In 2009, we continued austerity measures to align our cost structure with prevailing market conditions. These measures included the continuation of an employee salary and wage freeze, the elimination of 2009 bonuses, and adjustments to our employee benefit programs. In addition to these austerity measures, 2009 benefited from lower cost components that are variable in nature and tend to track activity and profitability levels, such as sales and recruiting commissions, H1-B processing fees and job board access fees. These expense components tend to decrease in challenging times and increase as business conditions turn favorable and activity levels increase.

Below is a variance analysis by expense category related to the $3.1 million decline in SG&A expenses in 2009 compared to 2008:

•	Sales expense decreased by $1.1 million due a reduction in sales support staff, lower management bonuses, and reduced marketing expenditures.

•

Recruiting expense decreased by $1.7 million. Staff reductions related to lower activity levels and improved recruitment efficiencies were responsible for $0.9 million of this favorable variance. The balance of the variance was due to lower management bonuses, recruiter commissions, H1-B processing fees, and job board expenditures.

•

General and administrative expense was $0.3 million lower in 2009. Lower management bonuses, facility costs, bad debt expense, and insurance premiums were partially offset by higher severance costs in 2009 versus 2008.

It is important to note that the Company invested in additional sales and recruiting resources during the fourth quarter as signs of market stabilization emerged. Additional investment is planned for early 2010 should the U.S. economy continue towards economic recovery and job growth.

Other Income / (Expense) Components:

In 2009, interest income generated on excess cash balances was immaterial, compared to $0.1 million of interest income in 2008. In 2009, we had $0.1 million of other expenses which essentially consisted of interest expense and a loss in an unconsolidated affiliate. In 2008, other expense total $0.1 million and was related to a loss in an unconsolidated affiliate and foreign exchange transaction losses.

Income Tax Expense:

Income tax expense for 2009 was $0.9 million, representing an effective tax rate on pre-tax income of 38.5%, compared to $0.6 million for 2008, which represented an effective tax rate on pre-tax income of 15.3%. As disclosed in the Notes to the Consolidated Financial Statements included elsewhere herein, prior to the Distribution, we have historically derived certain tax benefits as a result of being included in the iGATE consolidated U.S. tax return. During 2008, these benefits totaled $1.0 million. Excluding these benefits, which would not be available to us as a stand-alone company, our effective tax rate would have been 38.5% for 2008.

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

Revenues from our wholesale IT channel for 2008 declined by 15.4% from the corresponding period, one-year earlier. Declines from several systems integrator clients were largely responsible for this year-over-year variance. The wholesale channel tends to be more sensitive to changing economic conditions as clients in this channel quickly adjust their ratio of sub-vendor consultants employed in response to changing conditions. Retail IT channel revenues declined 7.0% during 2008, compared to 2007. Much of this decrease related to financial services clients, who adjusted their IT staffing spending in response to difficult market conditions. Brokerage operations revenues increased during 2008 by $3.3 million from 2007. Activity levels at a major client increased over the year, despite issues in the financial markets, and accounted for the majority of this improvement. Permanent placements / fee revenues declined to $0.4 million in 2008 compared to $0.5 million in 2007.

IBM, Tek Systems and Wachovia Securities represented 14.9%, 12.7% and 10.7% of total 2008 revenues, respectively. During 2007, these clients represented 14.5%, 12.5%, and 6.3% of total revenues. Our top ten clients represented approximately 66% and 62% of total revenues in 2008 and 2007, respectively.

Gross Margin

Gross profit as a percentage of revenue decreased to 19.0% in 2008, compared to 21.1% in 2007. The gross margin decline largely reflected a deteriorating U.S. economy over the prior eighteen months. As industry demand weakened, pricing pressures steadily increased over the course of the year. In addition, an increasing portion of our overall revenues in 2008 was generated by our lower-margin brokerage operations business. We entered 2009 with a gross margin “run-rate” of approximately 18.3% and expected continued pressure on our gross margins until such time as the U.S. economy began to stabilize.

Wholesale IT channel gross margin declined by 230 basis points in 2008 compared to 2007. Pricing pressures on new assignments during 2008 were particularly pronounced with many of our IT staffing clients, as these clients looked aggressively to mitigate their own margin deterioration by reducing sub-vendor costs. In our retail IT channel, gross margins declined by 200 basis points in 2008 compared to 2007. Much of this decline was attributable to MSP clients who aggressively sought bill rate reductions on existing assignments. Gross margins on our brokerage operations revenues were essentially flat in 2008 from the previous year.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expense in 2008 totaled $14.2 million, or 14.7% of revenues, compared to $16.0 million, or 15.3% of revenues in 2007. During 2008, we continued to adjust our operating cost structure to align it with changing market conditions. Austerity measures, enacted during the latter part of 2008, included adjustments to our employee benefits programs, and an employee salary and wage freeze, in addition to continued rationalization of support staff. In addition to these austerity initiatives, it should be noted that there are significant components of our operating cost structure that are variable in nature and tend to track our activity and profitability levels. These elements include management bonuses, sales and recruiting commissions, H1-B visa processing expenses, and job board access fees. These expense categories tend to decrease in challenging times and increase as business conditions turn favorable and activity levels increase.

Below is a variance analysis by expense category related to the $1.8 million decline in SG&A expenses in 2008 compared to 2007:

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

Income Tax Expense

Income tax expense for 2008 was $0.6 million, representing an effective tax rate on pre-tax income of 15.3%, compared to $0.7 million for 2007, which represented an effective tax rate on pre-tax income of 11.4%. As disclosed in the Notes to the Consolidated Financial Statements included elsewhere herein, we have historically derived certain tax benefits as a result of being included in the iGATE consolidated U.S. tax return. During 2008 and 2007, these benefits totaled $1.0 million and $2.1 million, respectively. Excluding these benefits, which would not be available to us as a stand-alone company, our effective tax rate would have been 38.5% for 2008 and 45.9% for 2007. A higher aggregate state income tax rate and certain nondeductible compensation costs incurred in 2007 accounted for the higher “adjusted” effective tax rate during that year.

Liquidity and Capital Resources

Financial Condition and Liquidity

At December 31, 2009, we had $7.1 million of cash and equivalents, no outstanding debt, and a tangible net worth of $11.3 million. This compares to $4.4 million of cash and equivalents, no outstanding debt, and a tangible net worth of $9.4 million at December 31, 2008. In addition to our cash balances, we have access to a revolving credit facility with $10 million of maximum availability under which our borrowing base was $6.1 million as of December 31, 2009. This facility is more fully described in Note 4 to the Consolidated Financial Statements, included elsewhere herein.

Historically, we have funded our business needs with cash generated from operating activities. Prior to the Distribution, we would typically transfer our excess cash balances to our former parent. In the staffing services industry, investment in operating working capital (defined as current assets minus cash and cash equivalents and current liabilities) is a significant use of cash. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At December 31, 2009 our accounts receivable “days sales outstanding” (“DSO’s”) measurement was 46-days compared, to 39-days and 42-days at December 31, 2008 and 2007, respectively. We believe that effectively managing our DSO’s has been an important factor in maximizing cash flows in recent years.

Cash provided by operating activities and our cash and cash equivalents balances on hand at December 31, 2009 are expected to be adequate to fund our business needs over the next 12 months, exclusive of any acquisition activities. Below is a tabular presentation of cash flow activities for the periods discussed:

	Years Ended December 31,
Cash Flows Activities	2009	2008	2007
	(Amounts in millions)
Operating activities	$2.7	$5.0	$5.6
Investing activities	(0.2)	(0.2)	(0.2)
Financing activities	0.2	(2.0)	(9.2)

Operating Activities

Cash provided from operating activities for the years ended December 31, 2009, 2008 and 2007 totaled $2.7 million, $5.0 million and $5.6 million, respectively. Factors contributing to cash flows during the 2009 period included net income of $1.4 million, non-cash charges of $0.7 million (principally related to stock-based compensation, depreciation and bad debt charges) and a decrease in operating working capital of $0.6 million. The decline in operating working capital was due to lower activity levels experienced in 2009, partially offset by an increase in our DSO measurement. In 2008, cash flows from operating activities included net income of $3.5 million, non-cash charges of $0.8 million, and a decline in operating working capital requirements of $0.7 million. The operating working capital decline was the result of lower activity levels and a 3-day improvement in our DSO measurement. Factors contributing to 2007 cash flows were net income of $5.4 million, non-cash charges of $0.1 million, and a modest decline in operating working capital. The operating working capital decline included a $1.1 million increase related to the settlement of a lawsuit which was reserved for in 2006, partially offset by reduction in accounts receivable, largely due to DSO improvements.

We expect to see operating working capital levels increase should activity levels improve in 2010. Such an increase would have a negative impact on cash generated from operating activities. We believe that DSO’s are likely to remain in the 45-day range in 2010.

Investing Activities

Cash used in investing activities for December 31, 2009, 2008 and 2007 totaled approximately $0.2 million for each of the three years. In 2009, maintenance-type capital expenditures accounted for essentially all of our cash usages. In 2008 and 2007, recurring maintenance-type capital expenditures and investments in a joint venture accounted for our uses of cash.

We believe that recurring maintenance-type capital expenditures should continue to require approximately $0.2 million in annual investment to support our existing operations.

Financing Activities

Prior to the Distribution, our financial resources had historically been managed by iGATE on a centralized basis. Our cash balances were transferred to iGATE regularly, and iGATE funded our cash as needed. In 2008, prior to the Distribution, and during the year ended December 31, 2007, Mastech had net cash transfers to iGATE of $2.0 million and $9.2 million, respectively. In 2009, financing activity generated $0.2 million of cash flow due to excess tax benefits from share-based payments and proceeds from the exercise of stock options by our employees.

Contractual Obligations and Off-Balance Sheet Arrangements

We have financial commitments related to existing operating leases, primarily for office space that we occupy. Our commitments are as follows:

	Payments due by period
	(Amounts in thousands)
Contractual obligations	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Operating Leases	$297	$367	$287	$0	$951

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

Critical Accounting Policies

Certain accounting policies are particularly important to the portrayal of our financial position, results of operations and cash flows and require the application of significant judgment by management, and as a result, are subject to an inherent degree of uncertainty. In applying these policies, our management uses judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on our historical experience, terms of existing contracts, observances of industry trends and other available information from outside sources, as appropriate. The following explains our most critical accounting policies. See the Notes to the Consolidated Financial Statements, included elsewhere herein, for a complete description of our significant accounting policies.

Revenue Recognition

We recognize revenue on time-and-materials contracts as the services are performed. Time-and-materials contracts typically bill at an agreed upon hourly rate. Out-of-pocket expense reimbursement amounts vary from assignment to assignment. In 2009, these reimbursement amounts represented approximately 3% of total revenues. Revenue is earned when our consultants are working on projects. Revenue recognition is negatively impacted by holidays and consultant vacation and sick days. In certain situations related to client direct hire transactions, where our fee is contingent upon the hire’s continued employment with the client, revenue recognition is deferred until such employment requirements are satisfied.

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

Stock-Based Compensation

Effective January 1, 2006, we recognize compensation expense for all stock-based awards using a fair value approach as prescribed in ASC Topic 718 (formerly SFAS No. 123R) “Share Based Payments.” The impact of this adoption is more fully described in our Notes to the Consolidated Financial Statements, included elsewhere herein.

Income Taxes

Prior to our spin-off, we have filed our federal tax return as part of iGATE’s consolidated U.S. tax return. As previously noted, we received certain tax benefits from being included in iGATE’s tax return, which we will not enjoy as a stand-alone company. The impact on our income tax expense related to such benefits is discussed above and disclosed in the Notes to the Consolidated Financial Statements, included elsewhere herein.

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

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for the Company’s third quarter financial statements and the principal impact on the financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In August 2009, the FASB issued guidance on measuring liabilities at fair value. This guidance applies to all entities that measure liabilities at fair value and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using one or more techniques laid out in this ASU. The guidance provided in this ASU is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued guidance for revenue recognition on multiple deliverable revenue arrangements. The ASU provides amendments to the criteria in “Revenue recognition – multiple element arrangements” for separating consideration in multiple element arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value. Our cash flows and earnings are subject to fluctuations due to exchange rate variations. Foreign currency risk exists by nature of our global recruitment centers. However, exposure to currency risk is not viewed to be material and, accordingly, we do not have any exchange rate hedges in place.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are filed as part of this Form 10-K. See Index to Consolidated Financial Statements on page 31 of this Form 10-K.

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

The Company’s Consolidated Financial Statements for the year ended December 31, 2009 have been audited by UHY LLP, an Independent Registered Public Accounting Firm, whose report thereon appears on page 32 of this Form 10-K.

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

Thomas B. Moran

President, Chief Executive Officer and Director

John J. Cronin, Jr.

Chief Financial Officer

MASTECH HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDERS

Mastech Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Mastech Holdings, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. We have also audited the accompanying Schedule II, Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Mastech Holdings, Inc. at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Southfield, MI

March 8, 2010

MASTECH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	At December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$7,113	$4,361
Accounts receivable, net of allowance for uncollectible accounts of $615 and $515, respectively	6,024	7,817
Unbilled receivables	1,208	1,423
Prepaid and other current assets	401	376
Deferred income taxes	312	253

Total current assets	15,058	14,230
Investment in unconsolidated affiliate	5	41
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,440	1,328
Enterprise software	675	675
Leasehold improvements	514	488

	2,629	2,491
Less – accumulated depreciation	(2,469)	(2,256)

Net equipment, enterprise software, and leasehold improvements	160	235
Deferred income taxes	87	191

Total assets	$15,310	$14,697

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,653	$2,454
Accrued payroll and related costs	2,179	2,555
Accrued income taxes	—	145
Other accrued liabilities	221	89
Deferred revenue	5	51

Total current liabilities	4,058	5,294
Commitments and contingent liabilities (Note 5)	—	—

Total liabilities	4,058	5,294
Shareholders’ equity:
Preferred Stock, no par value, 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 100,000,000 shares authorized; 3,621,716 shares issued and outstanding in 2009 and 3,606,717 in 2008	36	36
Additional paid-in-capital	9,530	9,078
Retained earnings	1,686	289

Total shareholders’ equity	11,252	9,403

Total liabilities and shareholders’ equity	$15,310	$14,697

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Revenues	$71,062	$96,650	$104,693
Cost of revenues	57,635	78,328	82,618

Gross profit	13,427	18,322	22,075
Selling, general and administrative expenses	11,106	14,160	16,016

Income from operations	2,321	4,162	6,059
Interest income	3	72	82
Other (expense), net	(52)	(74)	—

Income before income taxes	2,272	4,160	6,141
Income tax expense	875	638	701

Net income	$1,397	$3,522	$5,440

Earnings Per Share:
Basic	$.39	$.98	$1.51

Diluted	$.38	$.98	$1.51

Weighted average common shares outstanding:
Basic	3,608	3,607	3,607

Diluted	3,706	3,611	3,607

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Former Parent’s Net Investment	Total Shareholders’ Equity
Balances, December 31, 2006	$—	$—	$—	$11,629	$11,629

(Transfers) to former Parent	—	—	—	(9,233)	(9,233)
Net income	—	—	—	5,440	5,440

Balances, December 31, 2007	$—	$—	$—	$7,836	$7,836

(Transfers) to former Parent	—	—	—	(2,021)	(2,021)
Net income (pre spin-off)	—	—	—	3,233	3,233
Spin-off capitalization	36	9,012	—	(9,048)	—
Stock-based compensation expense (post spin-off)	—	66	—	—	66
Net income (post spin-off)	—	—	289	—	289

Balances, December 31, 2008	$36	$9,078	$289	$—	$9,403

Net income	—	—	1,397	—	1,397
Excess tax benefits related to stock options	—	124	—	—	124
Stock-based compensation expense	—	279	—	—	279
Stock options exercised	—	49	—	—	49

Balances, December 31, 2009	$36	$9,530	$1,686	$—	$11,252

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$1,397	$3,522	$5,440
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	223	314	320
Bad debt expense	100	258	—
Stock-based compensation expense	279	66	—
Deferred income taxes, net	104	136	(193)
Loss in unconsolidated affiliate	21	46	—
Working capital items:
Accounts receivable and unbilled receivables	1,908	1,946	1,904
Prepaid and other current assets	(25)	(182)	128
Deferred taxes	(59)	36	567
Accounts payable	(801)	(419)	429
Accrued payroll and related costs	(376)	(910)	(1,831)
Accrued income taxes	(145)	145	—
Other accrued liabilities	132	39	(1,208)
Deferred revenue	(46)	10	11

Net cash flows provided by operating activities	2,712	5,007	5,567

INVESTING ACTIVITIES:
Additions to equipment, software and leasehold improvements, net	(148)	(124)	(126)
(Investment in) distribution from unconsolidated affiliate	15	(25)	(62)

Net cash flows (used in) investing activities	(133)	(149)	(188)

FINANCING ACTIVITIES:
Excess tax benefits related to stock options	124	—	—
Proceeds from the exercise of stock options	49	—	—
Transfers to former Parent	—	(2,021)	(9,233)

Net cash flows provided by (used in) financing activities	173	(2,021)	(9,233)

Net change in cash and cash equivalents	2,752	2,837	(3,854)
Cash and cash equivalents, beginning of period	4,361	1,524	5,378

Cash and cash equivalents, end of period	$7,113	$4,361	$1,524

SUPPLEMENTAL DISCLOSURE:
Cash payments for interest expense	$20	$4	$—

Cash payments for income taxes	$757	$980	$1,075

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies:

Basis of Presentation

Mastech Holdings, Inc. (referred to in this report as “Mastech”, the “Company”, “us”, “our” or “we”) is a provider of information technology staffing and consulting services to Fortune 1000 companies. We combine technical expertise with business process experience to deliver a broad range of services within business intelligence / data warehousing, service oriented architecture, web services, enterprise resource planning & customer resource management and eBusiness solutions segments. Headquartered in Pittsburgh, Pennsylvania, we have approximately 400 consultants that provide services across a broad spectrum of industry verticals.

The spin-off of Mastech Holdings, Inc. (“Mastech” or the “Company”) by iGATE Corporation (“iGATE” or the “Former Parent”) became effective on September 30, 2008 through a Distribution of 100% of the common stock of the Company to the common shareholders of iGATE (the “Distribution”). The Consolidated Financial Statements present the consolidated position of the Company, as a separate, stand-alone entity subsequent to the Distribution, along with the historical financial statements of the staffing services businesses, on a combined basis, which were operated as part of iGATE before the Distribution. These historical financial statements were prepared on a “carve-out” basis from iGATE’s Consolidated Financial Statements using the historical results of operations, assets and liabilities attributable to iGATE’s Professional Services business, including allocations of operating and income tax expenses from iGATE. Accordingly, the Company’s combined results of operations and cash flows for the periods before the Distribution may not be indicative of its future performance and do not necessarily reflect what its results of operations and cash flows would have been had the Company operated as a separate stand-alone entity during the periods presented.

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

iGATE historically provided certain corporate functions to the Company and the cost associated with these functions have been allocated to the Company as disclosed herein in Note 10 “Transactions with Former Parent”. These functions included telecommunications, insurance, benefit management, corporate finance and treasury, information technology, taxes and regulatory compliance. The cost of such services allocated to the Company, based on methodologies deemed to be reasonable by management, may not be indicative of the actual expenses that would have been incurred had the Company been operating as a stand-alone entity for the periods presented prior to the Distribution.

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

Accounting Principles

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company utilizes the equity method of accounting, as prescribed by ASC Topic 323 “The Equity Method of Accounting for Investments in Common Stock”, when it is able to exercise significant management influence over the entity’s operations, which generally occurs when Mastech has an ownership interest of between 20% and 50% in an entity. Investments in which the Company does not exercise significant management influence, generally when Mastech has an ownership interest of less than 20%, the Company utilizes the cost method of accounting.

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

Unbilled receivables represent amounts recognized as revenues based on services performed and, in accordance with the terms of the client contract, will be invoiced in a subsequent period.

Allowance for Uncollectible Accounts

Accounts receivable are reviewed periodically to determine the probability of loss. The Company records an allowance for uncollectible accounts when it is probable that the related receivable balance will not be collected based on historical collection experience, client-specific collection issues, and other matters the Company identifies in its collection monitoring. The Allowance for Uncollectible Accounts was $615,000 and $515,000 at December 31, 2009 and 2008, respectively. Bad debt expense, reflected in the Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 totaled $100,000, $258,000 and $-0-, respectively.

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

Depreciation and amortization expense related to fixed assets totaled $223,000, $314,000 and, $320,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes

The Company records an estimated liability for income and other taxes based on what we determine will likely be paid in the various tax jurisdictions in which we operate. Management uses its best judgment in the determination of these amounts. However, the liabilities ultimately realized and paid are dependent on various matters, including the resolution of the tax audits in the various affected tax jurisdictions, and may differ from the amounts recorded. An adjustment to the estimated liability would be recorded through income in the period in which it becomes probable that the amount of the actual liability differs from the amount recorded.

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

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2009, the Company provided a liability of $32,000 for unrecognized tax benefits, including interest and penalties, related to various state income tax matters applicable to the periods subsequent to the Distribution. All periods subsequent to the distribution remain unaudited by federal and state income tax authorities.

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

Revenue Recognition

The Company recognizes revenue on time-and-material contracts as services are performed and expenses are incurred. Time-and-material contracts typically bill at an agreed upon hourly rate, plus out-of-pocket expense reimbursement. Out-of-pocket expense reimbursement amounts vary by assignment, but on average represent approximately 3% to 4% of total revenues. Revenue is earned when the Company’s consultants are working on projects. Revenue recognition is negatively impacted by holidays and consultant vacation and sick days.

In certain situations related to client direct hire assignments, where the Company’s fee is contingent upon the hired resources’ continued employment with the client, revenue recognition is deferred until such employment conditions are satisfied.

Stock-Based Compensation

The Company has a stock-based compensation plan that provides for the granting of Mastech stock options, stock appreciation rights, performance shares, or restricted stock awards to directors, executive management and key employees. Prior to the Distribution, certain employees of Mastech participated in iGATE’s stock-based compensation plans.

Effective January 1, 2006, iGATE adopted the provisions of ASC Topic 718 (formerly SFAS No 123R) “Share-based Payments”, using the modified prospective transition method. The standard requires all stock-based compensation to employees be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating such compensation expense. Compensation expense is recognized on awards ratably over the requisite service period. Subsequent to the Distribution, the Company continues to account for stock-based compensation in accordance with ASC Topic 718, as more fully described in Note 7 to the Consolidated Financial Statements.

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

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for the Company’s third quarter financial statements and the principal impact on the financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In August 2009, the FASB issued guidance on measuring liabilities at fair value. This guidance applies to all entities that measure liabilities at fair value and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using one or more techniques laid out in this ASU. The guidance provided in this ASU is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued guidance for revenue recognition on multiple deliverable revenue arrangements. The ASU provides amendments to the criteria in “Revenue recognition – multiple element arrangements” for separating consideration in multiple element arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

2.	Cash and Cash Equivalents

The Company had cash and cash equivalents consisting of cash balances on hand and money market funds that totaled $7.1 million at December 31, 2009 and $4.4 million at December 31, 2008. There were no restrictions on the Company’s cash balances during the periods presented.

3.	Investments in Unconsolidated Affiliate

In 2007, the Company acquired 50% ownership in a joint venture with another large staffing service organization. The joint venture is accounted for under the equity method of accounting. The Company recognized a loss of $21,000 and $46,000 in 2009 and 2008, respectively, which is included in the other income (expense) category in the Company’s Consolidated Statements of Operations.

In 2009, the joint venture was discontinued and a capital distribution was made to the principals. Accordingly, we received a distribution of $15,000 during 2009 and expect to receive a nominal final distribution during 2010.

4.	Credit Facility

On October 15, 2008, the Company entered into a revolving credit facility with PNC Bank, N.A. (“PNC”). This three-year facility provides for a maximum loan amount of $10 million. The facility is secured by pledges of and first priority perfected security interest in substantially all on the Company’s assets. Advances under the facility are limited to a borrowing base that consists of the sum of 85% of eligible accounts receivable, plus 50% of eligible unbilled accounts. Interest on borrowings will be charged at a rate equal to, at the Company’s election, either (a) the higher of the prime rate or the federal funds rate plus 50%, plus an applicable margin; or (b) LIBOR plus an applicable margin. The applicable margin equals 125 basis points for borrowings of up to $3.33 million; 150 basis points should borrowings exceed $3.33 million but are less than $6.66 million; and 175 basis points should borrowings exceed $6.66 million. A 20 basis point per annum commitment fee on the unused portion of the facility is charged and due quarterly in arrears. At December 31, 2009, our borrowing base totaled $6.1 million and no borrowings were outstanding.

The credit agreement contains standard covenants, including but not limited to, covenants related to minimum tangible net worth; total debt to EBITDA; EBIT to interest expense; and limitations on liens, indebtedness, guarantees, contingent liabilities loans and investments, distributions, leases, asset sales, and mergers and acquisitions. As of December 31, 2009, the Company was in compliance with all provisions under the facility.

5.	Commitments and Contingencies

Lease Commitments

The Company rents certain office facilities and equipment under noncancelable operating leases, which provide for the following future minimum rental payments as of December 31, 2009:

Total Amount
(Amounts in thousands)
Period ending December 31,
2010	$297
2011	188
2012	179
2013	173
2014	114
Thereafter	—

Total	$951

Rental expense for the years ended December 31, 2009, 2008 and 2007, totaled $427,000, $581,000 and $431,000, respectively.

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

The Company’s employees participate in an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the plan, subject to certain limits under the Internal Revenue Code. The Retirement Plan does not provide for any Company matching contributions.

7.	Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”). The Plan provides that up to 800,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. As of December 31, 2009, the Company had 702,000 outstanding and/or exercised stock options that were issued under the Plan. This total includes 189,000 stock options that were issued in connection with the Distribution from iGATE, as further described below. No stock appreciation rights, performance shares or stock awards have been granted under the Plan as of December 31, 2009. The Plan expires by its terms on September 30, 2018.

The Plan is administered by the Compensation Committee of the Board of Directors. All grants awarded under the Plan are approved by the Compensation Committee. The exercise price of stock options is set on the grant date and not to be less than the fair market value per share of our closing stock price on that date. Options generally vest over a four-year period and expire after ten years from the grant date.

Prior to the Distribution, certain employees of Mastech participated in iGATE’s stock-based compensation plans. At the time of the Distribution, each unvested iGATE stock option held by a person who was an employee of the Company immediately after the Distribution transaction received substituted options to purchase Mastech common stock with the same term date, vesting schedule, intrinsic value and ratio of “exercise price to share price” that existed with respect to such iGATE stock options at the Distribution date. These substituted options constituted a modification of stock options related to an equity restructuring, in accordance with the provisions of ASC Topic 718 (formerly SFAS No 123R) . However, no incremental stock-based compensation expense was required, as the fair value of the iGATE stock option immediately before the Distribution was greater than the fair value of the Mastech stock option immediately after the Distribution. Accordingly, Mastech continues to recognize stock-based compensation expenses on these substituted options over the requisite service period, based on the original fair value calculation made by iGATE at the grant date.

Following is a summary of Mastech stock option activity for the years ended December 31, 2009 and 2008:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2008	—	—
Granted – substitution options	189,000	$5.05
Granted	215,000	$1.15
Exercised	—	—
Cancelled / forfeited	(4,000)	$6.41

Outstanding at December 31, 2008	400,000	$2.97

Granted	392,000	$3.90
Exercised	(15,000)	$3.26
Cancelled / forfeited	(90,000)	$3.42

Outstanding at December 31, 2009	687,000	$3.43

As of December 31, 2009, the Company’s outstanding “in the money” stock options using the year-end share price of $4.70 had an aggregate intrinsic value of $1.1 million. As of December 31, 2009, the intrinsic value of vested and expected to vest stock options totaled $1.0 million. The total intrinsic value of options exercised during 2009 totaled $26,000. There were no options exercised prior to 2009. The fair value of stock options vested during 2009 and 2008 totaled $266,000 and $89,000, respectively.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of December 31, 2009:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.01 to $2.00	182,000	7.94	$1.15
$2.01 to $4.00	269,000	7.67	$2.98
$4.01 to $6.00	167,000	9.96	$4.95
$6.01 to $8.00	69,000	7.51	$7.49

	687,000	8.28	$3.43

Range of Exercise Prices:	Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.01 to $2.00	53,000	6.86	$1.15
$2.01 to $4.00	52,000	2.67	$3.22
$4.01 to $6.00	2,000	9.75	$4.45
$6.01 to $8.00	29,000	7.55	$7.55

	136,000	5.46	$3.39

Stock-based compensation expense of $279,000, $235,000, and $697,000 was recognized in the Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007, respectively. The Company has recognized related tax benefits associated with its share-based compensation arrangements for the years ended December 31, 2009, 2008 and 2007 of $106,000, $89,000 and $308,000 respectively. As of December 31, 2009, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $795,000 which will be amortized over the weighted-average remaining requisite service period of 3.3years.

The Company used the following assumptions with respect to the Black-Scholes option pricing model for Mastech options issued during 2009 and 2008 (post-spin) and for iGATE options issued to Mastech employees prior to the Distribution:

	Years Ended December 31,
	2009	2008	2007
Stock option grants (post-spin):
Weighted-average risk-free interest rate	2.38%	2.90%	—
Weighted-average dividend yield	0.00%	0.00%	—
Expected volatility	61.33%	55.70%	—
Expected term (in years)	4.5	4.5	—
Weighted-average fair value	$2.01	$0.55	—

Stock option grants (pre-spin):
Weighted-average risk-free interest rate			4.34%
Weighted-average dividend yield			0.0%
Expected volatility			61.0%
Expected term (in years)			4.5
Weighted-average fair value			$4.79

For periods presented prior to the Distribution date (September 30, 2008), all stock-based compensation awards were made by iGATE and accordingly, stock-based compensation expense was determined using iGATE’s assumptions with respect to volatility, dividend yield, expected term and risk-free interest rate. Mastech’s assumptions, which are described in the paragraphs below, were utilized for grants made on and after September 30, 2008.

Risk-free interest rate – The risk-free rate for stock options granted during the period was determined by using a U.S. Treasury rate for the period that coincided with the expected term of the options.

Expected dividend yield – The Company currently is not contemplating a dividend program. Accordingly, the dividend yield assumption used was 0.0%.

Expected volatility – Mastech’s expected volatility was determined based on the calculated historical peer group volatility for companies within our industry for grants made from the Distribution Date though September 30, 2009, since there was not sufficient historical volatility data for Mastech common stock. For grants made after September 30, 2009, expected volatility was determined based on the share price of Mastech common stock during 2009.

Expected term – Mastech’s expected term is 4.5 years for stock option grants. The Company’s expected term was based on the exercise history of iGATE awards to our employees and the vesting term of Mastech stock options.

The assumptions used to calculate the fair value of future stock option grants will be evaluated and revised, as necessary, to reflect market conditions and the Company’s historical experience and future expectations. As more historical data is available to calculate the volatility of Mastech stock and the actual terms Mastech employees hold options, expected volatility and expected term assumptions may change, which could significantly change the grant-date fair value of future stock option awards.

8.	Income Taxes

Prior to September 30, 2008 (the Distribution), the Company’s taxable income was included in iGATE’s consolidated U.S. tax return. Historically, we have derived certain tax benefits as a result of being included in iGATE’s consolidated U.S. tax return, which would not have been available to us as a stand-alone company. The impact of these allocated benefits was to reduce the effective rate of our income tax provision as disclosed in the U.S. statutory rate reconciliation below.

Tax sharing agreement with iGATE

The Company entered into a tax sharing agreement with iGATE as of the Distribution Date. The Agreement sets forth the rights and obligations of iGATE and us with respect to (i) taxes imposed on our respective businesses both prior to and after the Distribution; and (ii) taxes and liabilities that could be imposed as a result of a final determination that is inconsistent with the anticipated tax-free treatment of the Distribution under the Internal Revenue Code.

In accordance with the provisions of the tax sharing agreement, we assume financial responsibility with respect to all tax filings related to our business, both prior to and after the Distribution. Accordingly, iGATE assumes financial responsibility with respect to all tax filings related to their remaining businesses, both prior to and after the Distribution. To the extent that a pre-distribution tax adjustment is not identifiable to a specific party, but the liability for payment of such tax is the result of an adjustment that will benefit a particular party in the future, the party who will benefit from such adjustment in the future shall be solely responsible for such liability. Should no future benefit exist with such adjustment, each party shall be responsible for a proportionate share of such tax liability. However, if a pre-distribution tax liability pertains to a Mastech tax matter in which a reserve has been created per ASC Topic 740-10 (previously FIN 48 prior to FASB codification), iGATE will be responsible to satisfy such liability to the extent of its reserve balance.

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

The components of income before income taxes, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
	(Amounts in Thousands)
Income before income taxes:
Domestic	$2,272	$4,160	$6,141
Foreign	—	—	—

Income before income taxes	$2,272	$4,160	$6,141

The provision for income taxes, as shown in the accompanying Consolidated Financial Statements, consisted of the following for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
	(Amounts in Thousands)
Current provision (benefit):
Federal	$769	$292	$(274)
State	45	173	601

Total current provision	814	465	327

Deferred provision:
Federal	35	124	326
State	26	49	48

Total deferred provision	61	173	374

Total provision for income taxes	$875	$638	$701

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the years ended December 31, 2009, 2008 and 2007 were as follows:

(Amounts in thousands)	December 31, 2009		December 31, 2008		December 31, 2007
Income taxes computed at the federal statutory rate	$795	35.0%	$1,456	35.0%	$2,149	35.0%
State income taxes, net of federal tax benefit	71	3.1	122	2.9	565	9.2
Parent expense allocations	—	—	(964)	(23.2)	(2,118)	(34.5)
Other – net	9	0.4	24	0.6	105	1.7

	$875	38.5%	$638	15.3%	$701	11.4%

The components of the deferred tax assets and liabilities were as follows:

	At December 31,
	2009	2008
	(Amounts in Thousands)
Deferred tax assets:
Allowance for doubtful accounts and employee advances	$241	$202
Accrued vacation, bonuses and severance	176	169
Stock-based compensation expense	125	231

Total deferred tax assets	542	602

Deferred tax liabilities:
Depreciation	6	11
Prepaid expenses	105	119
Uncertain tax positions related to state income taxes	32	28

Total deferred tax liabilities	143	158

Net deferred tax asset	399	444
Less: current deferred tax asset	312	253

Total long-term deferred tax asset	$87	$191

9.	Revenue Concentration

The Company’s top two clients, IBM and Tek Systems, represented 18.1% and 11.7% of total 2009 revenues, respectively. In 2008, IBM, Tek Systems and Wachovia Securities represented 14.9%, 12.7% and 10.7% of total revenues, respectively. During 2007, IBM and Tek Systems represented 14.5% and 12.5% of total revenues, respectively. The Company’s top ten clients represented approximately 62%, 66% and 62% of total revenues in 2009, 2008 and 2007, respectively.

10.	Transactions with Former Parent

The Company transacts with its former parent and its former parent’s affiliates (collectively referred to as “Former Parent” or iGATE), as indicated below. Many of these transactions were negotiated as arms-length transactions. Additionally, the Company entered into a transition services agreement with iGATE, post-Distribution, to provide for an orderly transition to being an independent company. As of December 31, 2009, all services provided for under the transition services agreement have been completed.

Cash Transfers between the Company and the Former Parent

Prior to the Distribution, the Company transferred excess funds to and received required funds from iGATE, on an ongoing basis. During 2008, prior to the Distribution, and for the full year in 2007, net cash transferred to iGATE totaled $2.0 million and $9.2 million, respectively.

Sublease with the Former Parent

The Company leased office space from iGATE under a sublease arrangement that expired on April 30, 2009. The Company paid rent under this sublease arrangement totaling $95,000 in 2009, $284,000 in 2008 and $284,000 in 2007.

Shared Services with the Former Parent

The Company’s employees participated in several of iGATE’s benefit plans, including Healthcare, 401K and Stock Compensation Plans. Prior to December 31, 2008, the cost of services provided to the Company’s employees is included in the Consolidated Statement of Operations and totaled $2.9 million in 2008 and $3.0 million 2007. Approximately $850,000 related to year 2008 pertained to services performed after the Distribution, in accordance with the transition agreement.

Prior to the Distribution, the Company was charged an allocation related to the Former Parent’s general and administrative expenses. These allocations totaled $806,000 in 2008 and $1.6 million for the full year in 2007 and are included in the Consolidated Statement of Operations.

Tax Allocations Made by Former Parent

Prior to the Distribution, the Company filed its federal income taxes as part of iGATE’s Consolidated U.S. federal income tax return. Accordingly, the Company’s tax liability was paid to iGATE through the Distribution date and totaled $766,000 in 2008 and $1.1 million in 2007.

Arms-length Transactions with the Former Parent’s Affiliate

iGATE Global Solutions provides the Company offshore contractors and IT support services. Also, through mid-September 2008, iGATE Global Solutions provided the Company office space in Fremont, California and through February 2009, provided the Company with telecommunication services. These services are provided under negotiated agreements between the parties. During 2009, 2008 and 2007, the Company paid iGATE Global Solutions $764,000, $2.9 million and $3.1 million, respectively, for services provided. The Company provides iGATE Global Solutions with IT consultants from time-to-time on a negotiated basis. In 2009, 2008 and 2007, the Company recognized revenues from these services totaling $26,000, $118,000 and $484,000, respectively.

Accounts Receivable and Accounts Payable with Former Parent

At December 31, 2009 and 2008, the Company had included in its Accounts Receivable balance $4,000 and $10,000, due from its Former Parent, respectively. At December 31, 2009 and 2008, the Company had included in its Accounts Payable balance $103,000 and $895,000 owed to its Former Parent, respectively.

11.	Earnings per Share

The computation of basic earnings per share (“EPS”) is based on the Company’s net income divided by the weighted average number of common shares outstanding. On September 30, 2008, the separation from iGATE was completed in a tax-free Distribution of one share of the Company’s common stock for every fifteen shares of iGATE common stock held by iGATE shareholders of record. As a result, on September 30, 2008 the Company had 3.6 million shares of common stock outstanding, and this share amount is being utilized for the calculation of basic earnings per share for all periods presented prior to the Distribution. For all periods prior to the Distribution, the same number of shares is being used for diluted earnings per share, as no Mastech equity awards were outstanding for these periods. Diluted earnings per share subsequent to the Distribution, reflects the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options were calculated using the treasury stock method.

For the year ended December 31, 2009, the computation of diluted earnings per share does not include 82,000 stock options as the effect of their inclusion would have been anti-dilutive. For the year ended December 31, 2008, the computation of diluted earnings per share excluded 185,000 anti-dilutive stock options.

The following table sets forth the denominators of the basic and diluted EPS computations:

	Years Ended December 31,
(Amounts in thousands, except per share data)	2009	2008	2007
Weighted-average shares outstanding:
Basic	3,608	3,607	3,607
Common stock equivalents (existing after the Distribution)	98	4	—

Diluted	3,706	3,611	3,607

The following table sets forth the computation of basic EPS utilizing net income and the Company’s weighted-average common stock outstanding:

	Years Ended December 31,
	2009	2008	2007
Net income	$1,397	$3,522	$5,440
Basic weighted-average shares outstanding	3,608	3,607	3,607

Basic EPS	$0.39	$0.98	$1.51

The following table sets forth the computation of diluted EPS utilizing net income and the Company’s weighted-average common stock outstanding plus the weighted-average of common stock equivalents outstanding:

	Years Ended December 31,
	2009	2008	2007
Net income	$1,397	$3,522	$5,440
Diluted weighted-average shares outstanding	3,706	3,611	3,607

Diluted EPS	$0.38	$0.98	$1.51

12.	Quarterly Financial Information

	Revenues	Gross Profit	Net Income	Earnings Per Share
Year Ended December 31, 2009				Basic	Diluted
First quarter	$20,558	$3,843	$495	$.14	$.14
Second quarter	17,675	3,404	256.07		.07
Third quarter	17,249	3,182	427.12		.11
Fourth quarter	15,580	2,998	219.06		.06

Annual	$71,062	$13,427	$1,397	$.39	$.38

	Revenues	Gross Profit	Net Income	Earnings Per Share
Year Ended December 31, 2008				Basic	Diluted
First quarter	$24,974	$4,933	$972	$.27	$.27
Second quarter	24,450	4,765	1,099.30		.30
Third quarter	24,140	4,518	1,162.32		.32
Fourth quarter	23,086	4,106	289.08		.08

Annual	$96,650	$18,322	$3,522	$.98	$.98

13.	Restructuring / Severance Charges

The Company incurred $430,000 of severance cost during 2009, $350,000 of which related to the Company’s change in executive leadership. At December 31, 2009, $113,000 remains unpaid. During 2008, the Company incurred and paid $180,000 of severance costs. Accordingly, these costs are included as selling, general and administrative expense in the Company’s Consolidated Statements of Operations.

14.	Subsequent Events

The Company has performed a review of events subsequent to the balance sheet date through March 8, 2010, the date that the consolidated financial statements were issued. On January 11, 2010, the Company sold its brokerage operations unit, Global Financial Services of Nevada. The sale was a stock transaction for contingent cash consideration made between the Company and William Gorman, former vice president of the brokerage operations unit.

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

Changes in Internal Control over Financial Reporting

There has been no change in Mastech’s internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2009.

Management’s Report on Internal Controls Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission (“COSO”). Based upon this assessment, management has concluded and hereby reports that the Company’s internal control over financial reporting was effective as of December 31, 2009.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item, not set forth below, is incorporated herein by reference from the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for May 12, 2010, which will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2009 (the “Proxy Statement”).

We have adopted a code of ethics applicable to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer titled Code of Conduct Policy. The Code of Conduct Policy is posted on the Company’s website, www.mastech.com (under the “Corporate Governance” caption of the Investor Relations page). The Company intends to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its code of ethics by posting such information on the Company’s website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is hereby incorporated by reference from the section entitled “Stock Ownership by Directors and Executive Officers” and “Equity Compensation Plan” of the Proxy Statement.

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

The information required by this item is hereby incorporated by reference from the section entitled “Fees Paid to UHY LLP” of the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

l.	Financial Statements

The following Consolidated Financial Statements of the registrant and its subsidiaries are included on pages 33 to 49 and the report of Independent Registered Public Accounting Firm is included on page 32 in this Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets – December 31, 2009 and 2008.

Consolidated Statements of Operations – Years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows – Years ended December 31, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedules

The following Consolidated Financial Statement schedules shown below should be read in conjunction with the Consolidated Financial Statements on pages 33 to 49 in this Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

The following items appear immediately following the signature pages:

Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the three years ended December 31, 2009, 2008 and 2007, respectively.

3.	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

MASTECH HOLDINGS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Amounts in thousands)

	Balance at beginning of period	Charged to expense	Deductions	Balance at end of period
Allowance for Doubtful Accounts:
Year ended December 31, 2009	$515	$100	$—	$615
Year ended December 31, 2008	331	258	(74)	515
Year ended December 31, 2007	331	—	—	331

Exhibit	Index Description Exhibit
2.1	Separation and Distribution Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 filed as Exhibit 2.1 to Mastech’s Form 8-K, filed on October 1, 2008, and herein incorporated by reference.

3.1	Articles of Incorporation of the Company are incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, File No. 001-34099, filed on July 23, 2008.

3.2	Amended and Restated Bylaws of the Company are incorporated by reference to Exhibit 3.1. to Mastech’s Form 8-K, dated October 1, 2008.

10.1	Stock Incentive Plan incorporated by reference to Exhibit 10.4 to Mastech’s Form 8-K, filed on October 1, 2008.

10.2	Loan Agreement by and between PNC Bank, N.A. and Mastech Holdings, Inc., dated October 15, 2008 filed as Exhibit 10.1 to Mastech’s Form 8-K, filed on October 21, 2008, and herein incorporated by reference.

10.3	Employee Matters Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 filed as Exhibit 10.2 to Mastech’s Form 8-K, filed on October 1, 2008, and herein incorporated by reference.

10.4	Transition Services Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 filed as Exhibit 10.1 to Mastech’s Form 8-K, filed on October 1, 2008, and herein incorporated by reference.

10.5	Tax Sharing Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 filed as Exhibit 10.3 to Mastech’s Form 8-K, filed on October 1, 2008, and herein incorporated by reference.

10.6	Executive Employment Agreement by and between Mastech, Inc., and Thomas B. Moran, dated July 20, 2009 (previously filed as Exhibit 10.1 to Mastech’s Form 8-K filed on July 22, 2009, and herein incorporated by reference).

10.7	Executive Employment Agreement by and between Mastech, Inc., and John J. Cronin, Jr., dated March 18, 2009 is filed herewith.

10.8	Executive Employment Agreement by and between Mastech, Inc., and Edward Meindl, dated March 25, 2009 is filed herewith.

10.9	Executive Employment Agreement by and between Mastech, Inc., and Kevin Kutzavitch, dated March 25, 2009 is filed herewith.

10.10	Executive Employment Agreement by and between Mastech, Inc., and Murali Balasubramanyam, dated March 25, 2009 is filed herewith.

10.11	Executive Employment Agreement by and between Mastech, Inc., and Steven C. Wolfe, dated August 10, 2009 (previously filed as Exhibit 10.1 to Mastech’s Form 8-K filed on August 14, 2009, and herein incorporated by reference).

10.12	Office Lease between Park Ridge Holding Company and Mastech Holdings, Inc., dated January 21, 2009 (previously filed as Exhibit 10.1 to Mastech’s Form 10-Q filed on May 21, 2009, and herein incorporated by reference).

21.0	List of Subsidiaries is filed herewith.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm is filed herewith.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

Exhibit	Index Description Exhibit
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of March, 2010.

MASTECH HOLDINGS, INC.

March 8, 2010	/S/ THOMAS B. MORAN
Thomas B. Moran President, Chief Executive Officer and Director

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