Form 10-Q
period 2010-03-31
Mastech Holdings, Inc.
filed 2010-05-10
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2010 was 3,678,513.

MASTECH HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues	$15,717	$20,558
Cost of revenues	12,642	16,715

Gross profit	3,075	3,843
Selling, general and administrative expenses	2,962	2,985

Income from operations	113	858
Interest income (expense)	(5)	(3)
Other income (expense), net	(1)	(24)

Income before income taxes	107	831
Income tax expense	44	336

Net income	$63	$495

Earnings per share:
Basic	$.02	$.14

Diluted	$.02	$.14

Weighted average common shares outstanding:
Basic	3,634	3,607

Diluted	3,759	3,632

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,334	$7,113
Accounts receivable, net of allowance for uncollectible accounts of $587 and $615, respectively	5,904	6,024
Unbilled receivables	1,999	1,208
Prepaid and other current assets	679	401
Deferred income taxes	224	312

Total current assets	15,140	15,058

Investment in unconsolidated affiliate	5	5

Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,381	1,440
Enterprise software	675	675
Leasehold improvements	514	514

	2,570	2,629
Less – accumulated depreciation	(2,414)	(2,469)

Net equipment, enterprise software, and leasehold improvements	156	160

Goodwill and intangible assets	650	—

Deferred income taxes	77	87

Total assets	$16,028	$15,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$57	$—
Accounts payable	1,376	1,653
Accrued payroll and related costs	2,841	2,179
Other accrued liabilities	196	221
Deferred revenue	12	5

Total current liabilities	4,482	4,058

Long-term debt	68	—

Commitments and contingencies (Note 8)	—	—

Total liabilities	4,550	4,058

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 100,000,000 shares authorized and 3,654,372 shares outstanding as of March 31, 2010 and 3,621,716 as of December 31, 2009	36	36
Additional paid-in capital	9,693	9,530
Retained earnings	1,749	1,686

Total shareholders’ equity	11,478	11,252

Total liabilities and shareholders’ equity	$16,028	$15,310

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$63	$495
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	29	85
Bad debt (credit) expense	(45)	100
Stock-based compensation expense	87	65
Deferred income taxes, net	98	(53)
Loss in unconsolidated affiliate	—	16
Working capital items:
Accounts receivable and unbilled receivables	141	(446)
Prepaid and other current assets	(140)	55
Accounts payable	(337)	(224)
Accrued payroll and related costs	546	740
Accrued income taxes	(96)	223
Other accrued liabilities	(53)	234
Deferred revenue	8	36

Net cash flows provided by operating activities	301	1,326

INVESTING ACTIVITIES:
Acquisition of Curastat, Inc., net of cash acquired	(1,270)	—
Capital expenditures	(12)	(84)
Distribution from unconsolidated affiliate	—	16

Net cash flows (used in) investing activities	(1,282)	(68)

FINANCING ACTIVITIES:
Issuance of acquisition-related debt	125	—
Proceeds from the exercise of stock options	99	—
Reduction in excess tax benefits related to stock options	(22)	—

Net cash flows provided by financing activities	202	—

Net change in cash and cash equivalents	(779)	1,258
Cash and cash equivalents, beginning of period	7,113	4,361

Cash and cash equivalents, end of period	$6,334	$5,619

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

(Unaudited)

1. Description of Business and Basis of Presentation:

References in this Quarterly Report on 10-Q to “we”, “our”, “Mastech” or “the Company” refer collectively to Mastech Holdings, Inc. and its wholly-owned operating subsidiaries, which are included in these Condensed Consolidated Financial Statements.

Description of Business

We are a provider of IT and specialized healthcare staffing services to large and medium-sized organizations. Our IT staffing business delivers a broad range of services within Business Intelligence / Data Warehousing; Web Services; Enterprise Resource Planning & Customer Resource Management; and eBusiness Solutions segments. We provide our services across various industry verticals including: Automotive; Banking; Consumer Products; Education; Finance; Government; Healthcare; Insurance; Manufacturing; Pharmaceutical; Retail; Technology; Telecommunications; Transportation; and Utilities. Our healthcare staffing business provides healthcare professionals to hospitals and other healthcare facilities.

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC on March 8, 2010. Additionally, our operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010 or for any other period.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company utilizes the equity method of accounting, as prescribed by The Accounting Standards Codification (“ASC”) Topic 323 “The Equity Method of Accounting for Investments in Common Stock”, when it is able to exercise significant management influence over the entity’s operations, which generally occurs when Mastech has an ownership interest of between 20% and 50% in an entity. Investments in which the Company does not exercise significant management influence, generally when Mastech has an ownership interest of less than 20%, the Company utilizes the cost method of accounting.

2. Income Taxes

The components of income before income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010	2009
	(Amounts in Thousands)
Income before income taxes:
Domestic	$107	$831
Foreign	—	—

Income before income taxes	$107	$831

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

(Unaudited)

The provision for income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010	2009
	(Amounts in Thousands)
Current provision (benefit):
Federal	$(46)	$380
State	(8)	9

Total current provision (benefit)	(54)	389

Deferred provision (benefit):
Federal	84	(76)
State	14	23

Total deferred provision (benefit)	98	(53)

Total provision for income taxes	$44	$336

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three months ended March 31, 2010 and 2009, respectively, were as follows:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
Income taxes computed at the federal statutory rate	$37	35.0%	$291	35.0%
State income taxes, net of federal tax benefit	6	5.6	32	3.8
Other — net	1	0.5	13	1.6

	$44	41.1%	$336	40.4%

3. Employee Benefit Plan

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the Plan, subject to certain limits under the Internal Revenue Code. The Retirement Plan does not provide for any Company matching contributions.

4. Mastech Stock Incentive Plan

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which provides that up to 800,000 shares of the Company’s common stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three months ended March 31, 2010, stock options totaling 25,000 were granted under this Plan at an exercise price of $4.70. No grants under the Plan were made during the three month period ended March 31, 2009.

5. Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2010 and 2009 was $87,000 and $65,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During, the three months ended March 31, 2010, the Company issued 32,656 shares related to the exercise of stock options. No shares were issued during the three months ended March 31, 2009.

6. Transactions with Former Parent

The Company transacts with its former parent and its former parent’s affiliates (collectively referred to as “Former Parent” or iGATE), as indicated below.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

(Unaudited)

Sublease with the Former Parent

The Company leased office space from iGATE under a sublease arrangement that expired on April 30, 2009. The Company paid rent under this sublease totaling $71,000 for the three months ended March 31, 2009.

Arms-length Transactions with the Former Parent’s Affiliate

iGATE Global Solutions provides the Company offshore contractors and IT support services. These services are provided under negotiated agreements between the parties. For the three months ended March 31, 2010 and 2009, the Company paid iGATE Global Solutions $151,000 and $242,000, respectively, for such services provided.

The Company provides iGATE Global Solutions with IT consultants from time-to-time on a negotiated basis. For the three months ended March 31, 2009, the Company recognized revenues from these services of $10,000. No revenues were recognized for the three months ended March 31, 2010.

Accounts Receivable and Accounts Payable with the Former Parent

At March 31, 2010 and 2009, the Company had Accounts Payable balances of $126,000 and $468,000, respectively, due to its Former Parent.

7. Revenue Concentration

During the three months ended March 31, 2010, we had one client that represented more than 10% of total revenues (IBM = 18.8%). For the three months ended March 31, 2009, IBM, Wachovia, Kaiser Permanente and TEK Systems represented 15.8%, 13.8% 11.0% and 10.6% of total revenues, respectively. The Company’s top ten clients represented approximately 53% and 68% of total revenues for the three months ended March 31, 2010 and 2009, respectively.

8. Commitments and Contingencies

Lease Commitments

The Company rents certain office space and equipment under non-cancelable leases which provides for future minimum rental payments. Total lease commitments have not materially changed from the amounts disclosed in the Company’s 2009 Annual Report on Form 10-K.

Contingencies Commitments

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

9. Earnings Per Share

The computation of basic earnings per share (“EPS”) is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share, reflects the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options were calculated using the treasury stock method.

For the three months ended March 31, 2010 and 2009, the computation of diluted earnings per share does not include 253,000 and 184,000 stock options, respectively, as the effect of their inclusion would have been anti-dilutive.

10. Acquisition

In January, 2010, the Company acquired Curastat, Inc., an Arizona-based provider of specialized healthcare staffing services. The acquisition furthers our growth strategy and diversification into the specialized healthcare staffing space. The estimated purchase price totaled $1,270,000, and includes a contingent earn-out component, which ranges from -0- to $226,000 based on EBITDA levels generated in 2010 and 2011. The estimated purchase price, which includes $125,000 of contingent earn-out consideration, exceeded the fair value of the acquired net tangible assets by $650,000. The Company is in the process of allocating the purchase price to various intangible assets and goodwill.

The pro forma results of operations for the acquisition of Curastat, Inc. are not materially different than reported results and are not presented.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

(Unaudited)

11. Subsequent Events

None. The Company has performed a review of events subsequent to the balance sheet date.

12. Divestiture of GFS

On January 11, 2010, the Company sold its brokerage operations unit, Global Financial Services of Nevada (“GFS”). The sale was a stock transaction for contingent cash consideration made between the Company and William Gorman, former vice president of the brokerage operations unit.

13. Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13 for “Revenue recognition-multiple deliverable revenue arrangements”. The ASU provides amendments to the criteria in “Revenue recognition – multiple element arrangements” for separating consideration in multiple element arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited consolidated financial statements and accompanying notes for year ended December 31, 2009, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 8, 2010.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about future events, future performance, plans, strategies, expectations, prospects, competitive environment and regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words, “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend” or the negative of these terms or similar expressions in this quarterly report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors”, “Forward-Looking Statements” and elsewhere in our 2009 Annual Report on Form 10-K. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update forward-looking statements and the estimates and assumptions associated with them, after the date of this quarterly report on Form 10-Q, except to the extent required by applicable securities laws.

Website Access to SEC Reports:

The Company’s website is www.mastech.com. The Company’s 2009 Annual Report on Form 10-K, current reports on Form 8-K and all other reports filed with the SEC, are available free of charge on the Investor Relations page. The website is updated as soon as reasonably practical after such reports are filed electronically with the SEC.

Overview:

We are a provider of IT and specialized healthcare staffing services to large and medium-sized organizations. From July 1986 through September 2008, we conducted our business as subsidiaries of iGATE. We do not sell, lease or otherwise market computer software or hardware, and 100% of our revenue is derived from the sale of staffing services.

Our IT staffing business combines technical expertise with business process experience to deliver a broad range of services within Business Intelligence / Data Warehousing; Web Services; Enterprise Resource Planning & Customer Resource Management; and eBusiness Solutions segments. We provide our services across various industry verticals including: Automotive; Banking; Consumer Products; Education; Finance; Government; Healthcare; Insurance; Manufacturing; Pharmaceutical; Retail; Technology; Telecommunications; Transportation; and Utilities. Our healthcare staffing unit provides specialized healthcare professionals to hospitals and other healthcare facilities.

The Company operates as a single reportable segment. Accordingly, no segment related disclosures are presented. However, the Company tracks and evaluates its revenues and gross profits by four distinct sales channels: Wholesale IT; Retail IT; Specialized Healthcare and Permanent Placements / Fees. Our wholesale IT channel consists of system integrators and other IT staffing firms with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. Our retail IT channel focuses on clients that are end-users of IT staffing services. Within the retail channel are end-user clients that have retained a third party to provide vendor management services, commonly known in the industry as Managed Service Providers. The specialized healthcare channel clients consist of hospitals and other healthcare facilities that utilize our staffing professionals.

Recent Developments:

On January 2, 2010, the Company acquired Curastat, Inc., a provider of specialized healthcare staffing services. This acquisition furthers our growth strategy and diversification beyond IT staffing services.

On January 11, 2010, the Company sold its brokerage operations unit, Global Financial Services of Nevada. The sale was a stock transaction for contingent cash consideration made between the Company and William Gorman, former Vice President of the brokerage operations unit.

Critical Accounting Policies:

Our critical accounting policies are described in Note 1 “Summary of Significant Accounting Policies” of the notes to our audited Consolidated Financial Statements, included in our 2009 Annual Report on Form 10-K.

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the last half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for IT staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. During the first quarter of 2010, we have seen some encouraging improvements in business activity levels. However, the weak U.S. job market and high unemployment are still troubling data points for our industry.

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

Results of Operations for the Three Months Ended March 31, 2010 as Compared to the Three Months Ended March 31, 2009:

Revenues:

Revenues for the three months ended March 31, 2010 totaled $15.7 million, compared to $20.6 million for the corresponding three month period in 2009. This 23.5% year-over-year revenue decline largely reflects a lower level of IT billable consultants during the 2010 period and the sale of the Company’s brokerage operations unit in January, 2010. Billable IT headcount at March 31, 2010 totaled 389 consultants compared to 492 consultants, one-year earlier. For the three-months ended March 31, 2010 our billable IT headcount increased by 10 consultants. This represents the first time since the June 30, 2006 quarter, that we experienced headcount growth in our IT billable consultant-base.

Below is a tabular presentation of revenues by sales channel for the three months ended March 31, 2010 and 2009, respectively:

Revenues (Amounts in millions)	Three months ended March 31, 2010	Three months ended March 31, 2009
Wholesale IT Channel	$9.1	$9.3
Retail IT Channel	5.0	8.2
Specialized Healthcare	1.5	—
Brokerage Operations	—	3.0
Permanent Placements / Fees	0.1	0.1

Total revenues	$15.7	$20.6

Revenues from our wholesale IT channel decreased slightly for the three month period ended March 31, 2010 compared to the corresponding 2009 period. Lower revenue levels from staffing clients was largely offset by higher revenue generated from our integrator clients. Retail IT channel revenues were down approximately 39.0% during the three months ended March 31, 2010 compared to the period one-year earlier, with significant declines at many of our financial services clients and several MSP clients. Revenues from our newly acquired specialized healthcare segment partially offset the loss of revenues that were generated by our brokerage operations unit, which was sold in early January, 2010. Permanent placement / fee revenues were approximately $0.1 million in both the three month periods ended March 31, 2010 and 2009.

During the three months ended March 31, 2010, we had one client that represented more than 10% of total revenues (IBM = 18.8%) During the three months ended March 31, 2009, IBM, Wachovia, Kaiser Permanente and TEK Systems represented 15.8%, 13.8, 11.0% and 10.6% of total revenues, respectively. For the 2010 period, our top ten clients represented approximately 53% of total revenues compared to 68% of total revenue in the corresponding 2009 period.

Gross Margin:

Gross profit as a percentage of revenue increased to 19.6% for the three month period ending March 31, 2010 compared to 18.7% for the three month period a year earlier. The divestiture of our lower margin brokerage operations unit contributed to our gross margin improvement during the quarter. However, it is important to note that IT gross margins are showing signs of stabilization and expansion within certain technologies.

Below is a tabular presentation of gross margin by sales channel for the three months ended March 31, 2010 and 2009, respectively:

Gross Margin	Three months ended March 31, 2010	Three months ended March 31, 2009
Wholesale IT Channel	19.3%	18.6%
Retail IT Channel	19.4	19.8
Specialized Healthcare	17.3	—
Brokerage Operations	—	14.4
Permanent Placements / Fees	100.0	100.0

Total gross margin	19.6%	18.7%

Wholesale IT channel gross margins increased by 70 basis points for the three months ended March 31, 2010 compared to 2009. This improvement reflects a favorable client mix between lower margin staffing clients and higher margin integrator clients. Retail IT gross margins were down 40 basis points during the three months ended March 31, 2010 compared to 2009 due largely to pricing pressure from MSP clients.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the three months ended March 31, 2010 totaled $3.0 million or 18.8% of revenues, compared to $3.0 million or 14.5% of revenues for the three months ended March 31, 2009. The increase in SG&A as a percentage of revenues largely reflected investments made in our sales and recruiting organizations during the last six months. Fluctuations within SG&A expense components during the 2010 period compared to a year earlier included the following:

•	Sales expense was flat with the 2009 period. Lower commission expenses were offset by an increase in marketing expenditures.

•	Recruiting expense increased in the 2010 period by $0.1 million due to investments made in our domestic recruitment organization during the quarter.

•	General and administrative expense decreased by $0.1 million from the 2009 period due principally to lower bad debt expense.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended March 31, 2010 consisted of interest expense of $5,000 and a foreign exchange loss of $1,000. For the three months ended March 31, 2009, Other Income / (Expense) consisted of interest income of $2,000; interest expense of $5,000; a $16,000 loss on a joint venture; and foreign exchange losses of $8,000.

Income Tax Expense:

Income tax expense for the three months ended March 31, 2010 totaled $44,000, representing an effective tax rate on pre-tax income of 41.1%, compared to $336,000, which represented a 40.4% effective tax rate on pre-tax income for the three months ended March 31, 2009.

Liquidity and Capital Resources:

At March 31, 2010, we had $6.3 million of cash and equivalents. In addition to our cash balances, we have access to a revolving credit facility with $10 million of maximum availability, under which our borrowing base was $6.2 million as of March 31, 2010.

Historically, we have funded our business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At March 31, 2010, our accounts receivable “days sales outstanding” (“DSO’s”) measurement was 48-days compared to 44-days at March 31, 2009. We expect cash provided by operating activities and our cash balances on hand to be adequate to fund our business needs during 2010, exclusive of acquisition activities.

Cash flows provided by operating activities:

Cash provided by operating activities for the three months ended March 31, 2010 totaled $0.3 million compared to $1.3 million during the three months ended March 31, 2009. Elements contributing to cash flows during the 2010 period included net income of $0.1 million and non-cash charges of $0.2 million. During the three months March 31, 2009, elements of cash flows included net income of $0.5 million, non-cash charges of $0.2 million, and reductions in operating working capital of approximately $0.6 million.

Cash flows (used in) investing activities:

Cash used in investing activities for the three months ended March 31, 2010 totaled $1.3 million compared to $68,000 for the three months ended a year earlier. The $1.3 million acquisition of Curastat, Inc. accounted for this increase. Capital expenditures related to maintenance-type items totaled $12,000 for the three months ended March 31, 2010 and $84,000 for the corresponding 2009 period. The 2009 period included a $16,000 cash distribution from a joint venture which was discontinued in early 2009.

Cash flows provided by financing activities:

Cash provided by financing activities for the three months ended March 31, 2010 included $125,000 in contingent debt related to the acquisition of Curastat, Inc. and $99,000 in proceeds from stock option exercises. These cash flows were offset by a $22,000 adjustment to excess tax benefits related to share-based payments.

Contractual Obligations and Off-Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements.

The Company rents certain office space and equipment under non-cancelable leases which provides for future minimum rental payments. Total lease commitments have not materially changed from the amounts disclosed in the Company’s 2009 Annual Report on Form 10-K.

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

Recently Issued Accounting Pronouncements:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13 for “Revenue recognition-multiple deliverable revenue arrangements”. The ASU provides amendments to the criteria in “Revenue recognition – multiple element arrangements” for separating consideration in multiple element arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

ITEM 4:	CONTROLS AND PROCEDURES

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

The certification required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this quarterly report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There has been no change in Mastech’s internal control over financial reporting that occurred during the first quarter that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2009.

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

There have been no material changes from the risk factors as previously disclosed in our 2009 Annual Report on Form 10-K, filed with the SEC on March 8, 2010.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of May, 2010.

MASTECH HOLDINGS, INC.

May 10, 2010	/S/ THOMAS B. MORAN
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