Form 10-Q
period 2010-06-30
Mastech Holdings, Inc.
filed 2010-08-03
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 30, 2010 was 3,691,363.

MASTECH HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$16,920	$17,675	$32,637	$38,233
Cost of revenues	13,556	14,271	26,198	30,986

Gross profit	3,364	3,404	6,439	7,247
Selling, general and administrative expenses	3,175	2,970	6,137	5,955

Income from operations	189	434	302	1,292
Interest income (expense)	(6)	(5)	(11)	(7)
Other income (expense), net	(2)	2	(3)	(23)

Income before income taxes	181	431	288	1,262
Income tax expense	72	175	116	511

Net income	$109	$256	$172	$751

Earnings per share:
Basic	$.03	$.07	$.05	$.21

Diluted	$.03	$.07	$.05	$.21

Weighted average common shares outstanding:
Basic	3,676	3,607	3,655	3,607

Diluted	3,749	3,666	3,739	3,654

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,101	$7,113
Accounts receivable, net of allowance for uncollectible accounts of $572 and $615, respectively	6,609	6,024
Unbilled receivables	1,572	1,208
Prepaid and other current assets	690	401
Deferred income taxes	256	312

Total current assets	15,228	15,058

Investment in unconsolidated affiliate	5	5

Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,398	1,440
Enterprise software	675	675
Leasehold improvements	517	514

	2,590	2,629
Less – accumulated depreciation	(2,440)	(2,469)

Net equipment, enterprise software, and leasehold improvements	150	160

Intangible assets, net	129	—
Goodwill	500	—
Deferred income taxes	82	87

Total assets	$16,094	$15,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$57	$—
Accounts payable	1,638	1,653
Accrued payroll and related costs	2,433	2,179
Other accrued liabilities	127	221
Deferred revenue	34	5

Total current liabilities	4,289	4,058

Long-term debt	68	—

Commitments and contingencies (Note 9)	—	—

Total liabilities	4,357	4,058

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 100,000,000 shares authorized and 3,686,913 shares outstanding as of June 30, 2010 and 3,621,716 shares outstanding as of December 31, 2009	37	36
Additional paid-in capital	9,843	9,530
Retained earnings	1,857	1,686

Total shareholders’ equity	11,737	11,252

Total liabilities and shareholders’ equity	$16,094	$15,310

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$172	$751
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	79	167
Bad debt (credit) expense	(50)	100
Stock-based compensation expense	158	132
Deferred income taxes, net	61	(104)
Loss in unconsolidated affiliate	—	15
Working capital items:
Accounts receivable and unbilled receivables	(132)	1,474
Prepaid and other current assets	(65)	11
Accounts payable	(75)	(569)
Accrued payroll and related costs	138	484
Accrued income taxes	(181)	123
Other accrued liabilities	(122)	61
Deferred revenue	29	21

Net cash flows provided by operating activities	12	2,666

INVESTING ACTIVITIES:
Acquisition of Curastat, Inc., net of cash acquired	(1,270)	—
Capital expenditures	(35)	(122)
Distribution from unconsolidated affiliate	—	16

Net cash flows (used in) investing activities	(1,305)	(106)

FINANCING ACTIVITIES:
Issuance of acquisition-related debt	125	—
Proceeds from the exercise of stock options	173	—
Reduction in excess tax benefits related to stock options	(17)	—

Net cash flows provided by financing activities	281	—

Net change in cash and cash equivalents	(1,012)	2,560
Cash and cash equivalents, beginning of period	7,113	4,361

Cash and cash equivalents, end of period	$6,101	$6,921

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

(Unaudited)

1. Description of Business and Basis of Presentation:

References in this Quarterly Report on 10-Q to “we”, “our”, “Mastech” or “the Company” refer collectively to Mastech Holdings, Inc. and its wholly-owned operating subsidiaries, which are included in these Condensed Consolidated Financial Statements.

Description of Business

We are a provider of IT and specialized healthcare staffing services to primarily large and medium-sized organizations. Our IT staffing business delivers a broad range of services within Business Intelligence / Data Warehousing; Web Services; Enterprise Resource Planning & Customer Resource Management; and eBusiness Solutions segments. We provide our services across various industry verticals including: Automotive; Banking; Consumer Products; Education; Finance; Government; Healthcare; Insurance; Manufacturing; Pharmaceutical; Retail; Technology; Telecommunications; Transportation; and Utilities. Our healthcare staffing business provides healthcare professionals to hospitals and other healthcare facilities.

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC on March 8, 2010. Additionally, our operating results for the three months and six months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010 or for any other period.

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

2. Goodwill and Intangible Assets

The carrying value of goodwill related to the January, 2010 acquisition of Curastat, Inc. totaled $500,000.

Identifiable intangible assets related to the acquisition of Curastat, Inc. are comprised of trade name, non-compete covenants and customer relationships. The changes in the carrying value during the six months ended June 30, 2010 were as follows (in thousands):

Amounts
Intangible assets as of January 2, 2010	$150
Amortization	(21)

Intangible assets as of June 30, 2010	$129

Amortization expense related to identifiable intangible assets was $21,000 for the six month period ended June 30, 2010.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009

(Unaudited)

Future estimated annual amortization is as follows (in thousands):

Amounts
Remainder of 2010	$21
2011	42
2012	42
2013	12
2014	12

$129

3. Income Taxes

The components of income before income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Amounts in Thousands)		(Amounts in Thousands)
Income before income taxes:
Domestic	$181	$431	$288	$1,262
Foreign	—	—	—	—

Income before income taxes	$181	$431	$288	$1,262

The provision for income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Amounts in Thousands)		(Amounts in Thousands)
Current provision:
Federal	$92	$219	$46	$599
State	17	7	9	16

Total current provision	109	226	55	615

Deferred provision (benefit):
Federal	(32)	(52)	52	(128)
State	(5)	1	9	24

Total deferred provision (benefit)	(37)	(51)	61	(104)

Total provision for income taxes	$72	$175	$116	$511

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three and six months ended June 30, 2010 and 2009, respectively, were as follows (amounts in thousands):

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
Income taxes computed at the federal statutory rate	$63	35.0%	$151	35.0%
State income taxes, net of federal tax benefit	12	6.5	8	1.9
Other — net	(3)	(1.7)	16	3.7

	$72	39.8%	$175	40.6%

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
Income taxes computed at the federal statutory rate	$101	35.0%	$442	35.0%
State income taxes, net of federal tax benefit	18	6.2	40	3.2
Other — net	(3)	(0.9)	29	2.3

	$116	40.3%	$511	40.5%

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009

(Unaudited)

4. Employee Benefit Plan

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the Plan, subject to certain limits under the Code. The Retirement Plan does not provide for any Company matching contributions.

5. Mastech Stock Incentive Plan

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which provides that up to 800,000 shares of the Company’s common stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the six months ended June 30, 2010, stock options totaling 25,000 were granted under this Plan at an exercise price of $4.70. No grants under the Plan were made during the three month period ended June 30, 2010. No grants under the Plan were made during the six months ended June 30, 2009.

6. Stock-Based Compensation

Stock-based compensation expense for the three months ended June 30, 2010 and 2009 was $71,000 and $67,000, respectively, and for the six months ended June 30, 2010 and 2009 was $158,000 and $132,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2010, the Company issued 32,541 and 65,197 shares, respectively, related to the exercise of stock options. No shares were issued during the six months ended June 30, 2009.

7. Transactions with Former Parent

The Company transacts with its former parent and its former parent’s affiliates (collectively referred to as “Former Parent” or iGATE), as indicated below.

Sublease with the Former Parent

The Company leased office space from iGATE under a sublease arrangement that expired on April 30, 2009. The Company paid rent under this sublease totaling $24,000 and $95,000 for the three and six months ended June 30, 2009, respectively.

Arms-length Transactions with the Former Parent’s Affiliate

iGATE Global Solutions provides the Company offshore contractors and IT support services. These services are provided under negotiated agreements between the parties. For the three months ended June 30, 2010 and 2009, the Company paid iGATE Global Solutions $208,000 and $220,000, respectively, for such services provided. For the six months ended June 30, 2010 and 2009, the Company paid $359,000 and $462,000 for such services, respectively.

The Company provides iGATE Global Solutions with IT consultants from time-to-time on a negotiated basis. For the three and six months ended June 30, 2009, the Company recognized revenues from these services of $16,000 and $26,000, respectively. No revenues were recognized for the six months ended June 30, 2010.

Accounts Receivable and Accounts Payable with the Former Parent

At June 30, 2010 and 2009, the Company had accounts payable balances of $124,000 and $128,000, respectively, due to its Former Parent. At June 30, 2009, the Company had a non-trade receivable of $104,000 due from iGATE included in prepaid and other current assets.

8. Revenue Concentration

For the three months ended June 30, 2010, the Company had two clients that exceeded 10% of total revenue (IBM = 18.5% and TEK Systems = 10.7%) as compared to three clients for the three months ended June 30, 2009 (IBM = 16.6%, TEK Systems = 12.9% and Kaiser Permanente = 11.6%).

For the six months ended June 30, 2010, the Company had two clients that exceeded 10% of total revenue (IBM = 18.6% and TEK Systems = 10.2%) as compared to four clients for the six months ended June 30, 2009 (IBM = 16.2%, TEK Systems = 11.7%, Kaiser Permanente = 11.2% and Wachovia = 10.5%).

The Company’s top ten clients represented approximately 54% and 66% of total revenues for the six months ended June 30, 2010 and 2009, respectively.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009

(Unaudited)

9. Commitments and Contingencies

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

10. Earnings Per Share

The computation of basic earnings per share (“EPS”) is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share, reflects the potential dilution that could occur if outstanding stock options were exercised. The dilutive effects of stock options were calculated using the treasury stock method.

For the three months ended June 30, 2010 and 2009, the computation of diluted earnings per share does not include 246,000 and 183,000 stock options, respectively, as the effect of their inclusion would have been anti-dilutive. For the six months ended June 30, 2010 and 2009, 246,000 and 183,000 stock options, respectively, were not included in the computation of earnings per share.

11. Acquisition

On January 2, 2010, the Company acquired all of the outstanding stock of Curastat, Inc. (“Curastat”), an Arizona-based provider of specialized healthcare staffing services. The acquisition furthers our growth strategy and diversification into the specialized healthcare staffing space. The Condensed Consolidated Financial Statements reflect the acquisition of Curastat, effective January 2, 2010, under the purchase method of accounting. The total costs of the acquisition have been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values as of the date of the acquisition. The estimated purchase price totaled $1,270,000, and includes a contingent earn-out component, which ranges from -0- to $226,000 based on EBITDA levels generated in 2010 and 2011. The estimated purchase price, which includes $125,000 of contingent earn-out consideration, exceeded the fair value of the acquired net assets and accordingly $500,000 was allocated to goodwill, all of which is deductible for tax purposes. The purchase price allocation for Curastat is as follows:

(in thousands)	Amounts
Current assets	$808
Fixed assets	14
Acquired intangible assets	150
Goodwill	500
Current liabilities assumed	(202)

$1,270

The acquired intangible assets are as follows:

(in thousands)	Amounts
Trade name	$50
Non-compete covenants	40
Customer relationships	60

$150

The above intangible assets have definite lives, with a weighted-average amortization period of 3.6 years (3 years for trade name and non-compete covenants and 5 years for customer relationships).

12. Subsequent Events

None. The Company has performed a review of events subsequent to the balance sheet date.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009

(Unaudited)

13. Divestiture of GFS

On January 11, 2010, the Company sold its brokerage operations unit, Global Financial Services of Nevada (“GFS”). The sale was a stock transaction for contingent cash consideration made between the Company and William Gorman, former vice president of the brokerage operations unit.

Revenues for the three and six month periods ending June 30, 2009 were $1.3 million and $4.3 million, respectively. Operating income for the same periods were immaterial.

14. Recently Issued Accounting Pronouncements

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

Overview:

We are a provider of IT and specialized healthcare staffing services primarily to large and medium-sized organizations. From July 1986 through September 2008, we conducted our business as subsidiaries of iGATE. We do not sell, lease or otherwise market computer software or hardware, and 100% of our revenue is derived from the sale of staffing services.

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

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the last half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for IT staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. During the first half of 2010, we have seen some encouraging improvements in business activity levels. However, the weak U.S. job market and high unemployment are still troubling data points for our industry.

In addition to tracking general U.S. economic conditions, a large portion of our revenues are generated from a limited number of clients. Accordingly, our trends and outlook are impacted by the prospects and well-being of these specific clients. This “account concentration” factor may result in our results of operations deviating from the prevailing U.S. economic trends from time to time.

In recent years, a larger portion of our IT revenues have come from our wholesale sales channel, which consists largely of strategic relationships with systems integrators and other staffing organizations. This channel tends to carry lower gross margins, but provides higher volume opportunities. Should this trend in our business mix continue, it is likely that our overall gross margins will decline. Within our retail sales channel, many larger users of IT staffing services are employing Managed Service Providers (“MSP”) to manage their contractor spending in an effort to drive down overall costs. The impact of this shift towards the MSP model has been lower gross margins. Should this trend towards utilizing the MSP model continue, it is likely that our gross margins will decline in the future.

Results of Operations for the Three Months Ended June 30, 2010 as Compared to the Three Months Ended June 30, 2009:

Revenues:

Revenues for the three months ended June 30, 2010 totaled $16.9 million, compared to $17.7 million for the corresponding three month period in 2009. This 4.3% year-over-year revenue decline largely reflects a lower level of IT billable consultants during the 2010 period and relates to consultant headcount declines incurred during the second half of 2009. Billable IT headcount during the three months ended June 30, 2010 increased by 18 consultants to 407 consultants, but still compares unfavorably to our 444 billable consultants at June 30, 2009. The increase in billable consultant headcount for the three months ended June 30, 2010 represents the second consecutive quarter of expansion and was largely responsible for our 7.7% sequential improvement in revenues during the three months ended June 30, 2010 as compared to the previous quarter.

Below is a tabular presentation of revenues by sales channel for the three months ended June 30, 2010 and 2009, respectively:

Revenues (Amounts in Millions)	Three months ended June 30, 2010	Three months ended June 30, 2009
Wholesale IT Channel	$10.7	$9.1
Retail IT Channel	4.9	7.2
Specialized Healthcare	1.3	—
Brokerage Operations	—	1.3
Permanent Placements / Fees	—	0.1

Total revenues	$16.9	$17.7

Revenues from our wholesale IT channel increased by approximately 17% for the three month period ended June 30, 2010 compared to the corresponding 2009 period. Higher revenues generated from our integrator clients more than offset a modest decline from staffing clients. Retail IT channel revenues were down approximately 32% during the three months ended June 30, 2010 compared to the period one-year earlier, with significant declines at many of our financial services clients and several MSP clients. Revenues from our newly acquired specialized healthcare business offset the loss of revenues that were generated in 2009 by our divested brokerage operations unit. Permanent placement / fee revenues were insignificant during the three month period ended June 30, 2010 and were approximately $0.1 million in the corresponding 2009 period.

During the three months ended June 30, 2010, we had two clients that represented more than 10% of total revenues (IBM = 18.5% and TEK Systems = 10.7%). During the three months ended June 30, 2009, we had three clients that represented more than 10% of total revenues (IBM = 16.6%; TEK Systems= 12.9%; and Kaiser Permanente = 11.6%). For the three months ended June 30, 2010, our top ten clients represented approximately 56% of total revenues compared to 64% of total revenues in the corresponding 2009 period.

Gross Margin:

Gross profit as a percentage of revenue increased to 19.9% for the three month period ending June 30, 2010 compared to 19.3% for the three month period a year earlier. Gross margins showed signs of stabilization in general, and expansion within certain technologies, during the three month period ending June 30, 2010. Additionally, we had a favorable mix of business within our wholesale IT channel (more revenues generated from Integrator clients as compared to Staffing clients). Also, the divestiture of our lower margin brokerage operations unit in January, 2010 contributed to our overall gross margin improvement.

Below is a tabular presentation of gross margin by sales channel for the three months ended June 30, 2010 and 2009, respectively:

Gross Margin	Three months ended June 30, 2010	Three months ended June 30, 2009
Wholesale IT Channel	19.4%	18.1%
Retail IT Channel	21.7	21.0
Specialized Healthcare	14.7	—
Brokerage Operations	—	14.1
Permanent Placements / Fees	100.0	100.0

Total gross margin	19.9%	19.3%

Wholesale IT channel gross margins increased by 130 basis points for the three months ended June 30, 2010 compared to 2009. This improvement reflects a favorable client mix between higher margin Integrator clients and lower margin Staffing clients. Retail IT gross margins were up 70 basis points during the three months ended June 30, 2010 compared to 2009 due primarily to pricing improvements at MSP clients.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the three months ended June 30, 2010 totaled $3.2 million or 18.8% of revenues, compared to $3.0 million or 16.8% of revenues for the three months ended June 30, 2009. The increase in SG&A as a percentage of revenues largely reflects investments made in our healthcare and IT sales and recruiting organizations during the last several quarters. Fluctuations within SG&A expense components during the 2010 period compared to a year earlier included the following:

•	Sales expense increased in the 2010 period by $0.1 million due to investments made to enhance and expand our branch office network.

•

Recruiting expense increased in the 2010 period by $0.2 million due to investments made in our domestic recruitment organization, expansion of our offshore global recruitment centers and higher variable compensation expense.

•

General and administrative expense decreased in the 2010 period by $0.1 million. This variance reflects $0.4 million of severance expense in the 2009 period related to the Company’s leadership change, partially offset by investments in healthcare and IT leadership personnel in the 2010 period, as well as higher variable compensation expense.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended June 30, 2010 consisted of net interest expense of $6,000 and a foreign exchange loss of $2,000. For the three months ended June 30, 2009, Other Income / (Expense) consisted of net interest expense of $5,000 and foreign exchange gains of $2,000.

Income Tax Expense:

Income tax expense for the three months ended June 30, 2010 totaled $72,000, representing an effective tax rate on pre-tax income of 39.8%, compared to $175,000, which represented a 40.6% effective tax rate on pre-tax income for the three months ended June 30, 2009.

Results of Operations for the Six Months Ended June 30, 2010 as Compared to the Six Months Ended June 30, 2009:

Revenues:

Revenues for the six months ended June 30, 2010 totaled $32.6 million, compared to $38.2 million for the corresponding period in 2009. This 14.6% year-over-year revenue decline largely reflects a lower level of IT billable consultants during the 2010 period and the divestiture of our brokerage operations business in early 2010. Most of the IT billable consultant decline occurred during the last half of 2009. For the six months ending June 30, 2010, IT billable consultant headcount increased by 28 consultants compared to a 31 consultant decline during the six months ended June 30, 2009.

Below is a tabular presentation of revenues by sales channel for the six months ended June 30, 2010 and 2009, respectively:

Revenues (Amounts in Millions)	Six months ended June 30, 2010	Six months ended June 30, 2009
Wholesale IT Channel	$19.8	$18.4
Retail IT Channel	9.9	15.4
Specialized Healthcare	2.8	—
Brokerage Operations	—	4.3
Permanent Placements / Fees	0.1	0.1

Total revenues	$32.6	$38.2

Revenues from our wholesale IT channel increased by approximately 8% for the six month period ended June 30, 2010 compared to the corresponding 2009 period. Higher revenues generated from our Integrator clients more than offset a decline from Staffing clients. Retail IT channel revenues were down approximately 36% during the six months ended June 30, 2010 compared to the period one-year earlier, with significant declines at many of our financial services clients and several MSP clients. Revenues from our newly acquired specialized healthcare business partially offset the loss of revenues that were generated by our divested brokerage operations unit during the 2009 period. Permanent placement / fee revenues were approximately $0.1 million in both the six month periods ended June 30, 2010 and 2009.

During the six months ended June 30, 2010, the Company had two clients that exceeded 10% of total revenues (IBM =18.6% and TEK Systems = 10.2%). During the six months ended June 30, 2009, we had four clients that exceeded 10% of total revenue (IBM = 16.2%, TEK Systems = 11.7%, Kaiser Permanente = 11.2% and Wachovia = 10.5%). For the 2010 period, our top ten clients represented approximately 54% of total revenues compared to 66% of total revenue in the corresponding 2009 period.

Gross Margin:

Gross profit as a percentage of revenue increased to 19.7% for the six month period ending June 30, 2010 compared to 19.0% for the six month period a year earlier. Gross margins in 2010 benefited from a favorable mix of business within our wholesale IT channel (more revenues generated from Integrator clients as compared to Staffing clients). Additionally, the divestiture of our lower margin brokerage operations unit contributed to our gross margin improvement.

Below is a tabular presentation of gross margin by sales channel for the six months ended June 30, 2010 and 2009, respectively:

Gross Margin	Six months ended June 30, 2010	Six months ended June 30, 2009
Wholesale IT Channel	19.4%	18.3%
Retail IT Channel	20.4	20.3
Specialized Healthcare	16.0	—
Brokerage Operations	—	14.3
Permanent Placements / Fees	100.0	100.0

Total gross margin	19.7%	19.0%

Wholesale IT channel gross margins increased by 110 basis points for the six months ended June 30, 2010 compared to 2009. This improvement reflects a favorable client mix between higher margin Integrator clients and lower margin Staffing clients. Retail IT gross margins were up 10 basis points during the six months ended June 30, 2010 compared to 2009 as pricing continued to stabilize during the three months ended June 30, 2010.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the six months ended June 30, 2010 totaled $6.1 million or 18.8% of revenues, compared to approximately $5.9 million or 15.6% of revenues for the six months ended a year earlier. The increase in SG&A as a percentage of revenue reflects investments made in our healthcare and IT sales and recruiting organizations. Fluctuation within SG&A expense components during the 2010 period compared to a year earlier included the following:

•	Sales expense increased in the 2010 period by $0.1 million due to investments made to enhance and expand our branch office network.

•

Recruiting expense increased by $0.3 million during 2010, largely due to investments made in our domestic recruitment organization, expansion of our offshore recruitment centers, and higher variable compensation expense.

•

General and administrative expense was $0.2 million lower in 2010 compared to the 2009 period. The 2009 period included $0.4 million of severance expense related to leadership changes and a bad debt expense of $0.1 million. Excluding these charges, 2010 general and administrative expenses were approximately $0.3 million higher than during the 2009 period and reflected investments in healthcare and IT leadership personnel, as well as higher variable compensation expense.

Other Income / (Expense) Components:

Other Income / (Expense) for the six months ended June 30, 2010 consisted of net interest expense of $11,000 and a foreign exchange loss of $3,000. For the six months ended June 30, 2009, Other Income / (Expense) consisted of net interest expense of $7,000, a $15,000 loss on a joint venture, and $8,000 of foreign exchange losses.

Income Tax Expense:

Income tax expense for the six months ended June 30, 2010 totaled $116,000, representing an effective tax rate on pre-tax income of 40.3%, compared to $511,000, representing an effective tax rate on pre-tax income of 40.5% during the corresponding 2009 period.

Liquidity and Capital Resources:

At June 30, 2010, we had $6.1 million of cash and equivalents. In addition to our cash balances, we have access to a revolving credit facility with $10 million of maximum availability, under which our borrowing base was $6.7 million as of June 30, 2010.

Historically, we have funded our business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At June 30, 2010, our accounts receivable “days sales outstanding” (“DSO’s”) measurement was 47-days compared to 48-days a quarter ago. We expect cash provided by operating activities and our cash balances on hand to be adequate to fund our business needs during 2010, exclusive of acquisition activities.

Cash flows provided by operating activities:

Cash provided by operating activities for the six months ended June 30, 2010 totaled $12,000 compared to $2.7 million during the three months ended June 30, 2009. Elements contributing to cash flows during the 2010 period included net income of $0.2 million, non-cash charges of $0.2 million, and increases in operating working capital of $0.4 million. During the six months ended June 30, 2009, elements of cash flows included net income of $0.8 million, non-cash charges of $0.3 million, and reductions in operating working capital of approximately $1.6 million. Should we be successful in growing our revenues during the second half of 2010, we would expect additional increases in operating working capital.

Cash flows (used in) investing activities:

Cash used in investing activities for the six months ended June 30, 2010 totaled $1.3 million compared to $106,000 for the six months ended a year earlier. The $1.3 million acquisition of Curastat, Inc. largely accounted for this increase. Capital expenditures related to maintenance-type items totaled $35,000 for the six months ended June 30, 2010 and $122,000 for the corresponding 2009 period. The 2009 period included a $16,000 cash distribution from a joint venture which was discontinued in early 2009.

Cash flows provided by financing activities:

Cash provided by financing activities for the six months ended June 30, 2010 included $125,000 of contingent debt related to the acquisition of Curastat, Inc. and $173,000 in proceeds from stock option exercises. These cash flows were offset by a $17,000 adjustment to excess tax benefits related to share-based payments. During the 2009 period, the Company did not engage in any financing activities.

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

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value. Our cash flow and earnings are subject to fluctuations due to exchange rate variations. Foreign currency risk exists by nature of our global recruitment centers. However, exposure to currency risk is not viewed to be material and, accordingly, we do not have any exchange rate hedges in place.

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

Changes in Internal Control over Financial Reporting

There has been no change in Mastech’s internal control over financial reporting that occurred during the second quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting as of December 31, 2009.

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

ITEM 4.	(REMOVED AND RESERVED)

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of August, 2010.

MASTECH HOLDINGS, INC.

August 3, 2010	/S/ THOMAS B. MORAN
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