Form 10-Q
period 2010-09-30
Mastech Holdings, Inc.
filed 2010-10-29
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 28, 2010 was 3,691,363.

MASTECH HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$18,869	$17,249	$51,506	$55,482
Cost of revenues	15,230	14,067	41,428	45,053

Gross profit	3,639	3,182	10,078	10,429
Selling, general and administrative expenses	3,310	2,461	9,447	8,416

Income from operations	329	721	631	2,013
Interest income (expense), net	(5)	(5)	(16)	(12)
Other income (expense), net	1	(3)	(2)	(26)

Income before income taxes	325	713	613	1,975
Income tax expense	138	286	254	797

Net income	$187	$427	$359	$1,178

Earnings per share:
Basic	$.05	$.12	$.10	$.33

Diluted	$.05	$.11	$.10	$.32

Weighted average common shares outstanding:
Basic	3,691	3,607	3,667	3,607

Diluted	3,752	3,716	3,742	3,669

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,930	$7,113
Accounts receivable, net of allowance for uncollectible accounts of $572 and $615, respectively	6,937	6,024
Unbilled receivables	2,709	1,208
Prepaid and other current assets	968	401
Deferred income taxes	223	312

Total current assets	16,767	15,058

Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,429	1,440
Enterprise software	675	675
Leasehold improvements	517	514

	2,621	2,629
Less – accumulated depreciation	(2,466)	(2,469)

Net equipment, enterprise software, and leasehold improvements	155	160

Intangible assets, net	119	—
Investment in unconsolidated affiliate	5	5
Goodwill	500	—
Deferred income taxes	52	87

Total assets	$17,598	$15,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$57	$—
Accounts payable	1,771	1,653
Accrued payroll and related costs	3,481	2,179
Other accrued liabilities	140	221
Deferred revenue	83	5

Total current liabilities	5,532	4,058

Long-term debt	68	—

Commitments and contingencies (Note 9)

Total liabilities	5,600	4,058

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 100,000,000 shares authorized and 3,691,363 shares outstanding as of September 30, 2010 and 3,621,716 shares outstanding as of December 31, 2009	37	36
Additional paid-in capital	9,916	9,530
Retained earnings	2,045	1,686

Total shareholders’ equity	11,998	11,252

Total liabilities and shareholders’ equity	$17,598	$15,310

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$359	$1,178
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	120	196
Bad debt (credit) expense	(50)	100
Stock-based compensation expense	223	214
Deferred income taxes, net	124	46
Loss in unconsolidated affiliate	—	19
Working capital items:
Accounts receivable and unbilled receivables	(1,598)	1,370
Prepaid and other current assets	(397)	81
Accounts payable	58	(220)
Accrued payroll and related costs	1,186	642
Accrued income taxes	(127)	(3)
Other accrued liabilities	(108)	93
Deferred revenue	78	(13)

Net cash flows provided by (used in) operating activities	(132)	3,703

INVESTING ACTIVITIES:
Acquisition of Curastat, Inc., (net of cash acquired and the issuance of contingent earn-out debt)	(1,145)	—
Capital expenditures	(70)	(131)
Distribution from unconsolidated affiliate	—	15

Net cash flows (used in) investing activities	(1,215)	(116)

FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	178	—
Reduction in excess tax benefits related to stock options	(14)	—

Net cash flows provided by financing activities	164	—

Net change in cash and cash equivalents	(1,183)	3,587
Cash and cash equivalents, beginning of period	7,113	4,361

Cash and cash equivalents, end of period	$5,930	$7,948

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

(Unaudited)

1. Description of Business and Basis of Presentation:

References in this Quarterly Report on Form 10-Q to “we”, “our”, “Mastech” or “the Company” refer collectively to Mastech Holdings, Inc. and its wholly-owned operating subsidiaries, which are included in these Condensed Consolidated Financial Statements.

Description of Business

We are a provider of IT and specialized healthcare staffing services. Our IT staffing business delivers a broad range of services within Business Intelligence / Data Warehousing; Web Services; Enterprise Resource Planning & Customer Resource Management; and eBusiness Solutions segments. We provide our services across various industry verticals including: Automotive; Banking; Consumer Products; Education; Finance; Government; Healthcare; Insurance; Manufacturing; Pharmaceutical; Retail; Technology; Telecommunications; Transportation; and Utilities to primarily large and medium-sized organizations. Our healthcare staffing business provides healthcare professionals to hospitals and other healthcare facilities.

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC on March 8, 2010. Additionally, our operating results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010 or for any other period.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company utilizes the equity method of accounting, as prescribed by The Accounting Standards Codification (“ASC”) Topic 323 “The Equity Method of Accounting for Investments in Common Stock”, when it is able to exercise significant management influence over the entity’s operations, which generally occurs when Mastech has an ownership interest of between 20% and 50% in an entity. For investments in which the Company does not exercise significant management influence, generally when Mastech has an ownership interest of less than 20%, the Company utilizes the cost method of accounting.

2. Goodwill and Intangible Assets

The carrying value of goodwill related to the January, 2010 acquisition of Curastat, Inc. totaled $500,000.

Identifiable intangible assets related to the acquisition of Curastat, Inc. are comprised of trade name, non-compete covenants and customer relationships. The changes in the carrying value during the nine months ended September 30, 2010 were as follows (in thousands):

Amounts
Intangible assets as of January 2, 2010	$150
Amortization	(31)

Intangible assets as of September 30, 2010	$119

Amortization expense related to identifiable intangible assets was $31,000 for the nine month period ended September 30, 2010.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010 AND 2009

(Unaudited)

Future estimated annual amortization is as follows (in thousands):

Amounts
Remainder of 2010	$11
2011	42
2012	42
2013	12
2014	12

$119

3. Income Taxes

The components of income before income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three months and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts in Thousands)		(Amounts in Thousands)
Income before income taxes:
Domestic	$325	$713	$613	$1,975
Foreign	—	—	—	—

Income before income taxes	$325	$713	$613	$1,975

The provision for income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three months and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts in Thousands)		(Amounts in Thousands)
Current provision (benefit) :
Federal	$67	$138	$113	$737
State	8	(2)	17	14

Total current provision	75	136	130	751

Deferred provision (benefit):
Federal	52	111	104	(17)
State	11	39	20	63

Total deferred provision	63	150	124	46

Total provision for income taxes	$138	$286	$254	$797

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three months and nine months ended September 30, 2010 and 2009, respectively, were as follows (amounts in thousands):

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
Income taxes computed at the federal statutory rate	$114	35.0%	$250	35.0%
State income taxes, net of federal tax benefit	19	5.9	37	5.2
Other — net	5	1.6	(1)	(0.1)

	$138	42.5%	$286	40.1%

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
Income taxes computed at the federal statutory rate	$215	35.0%	$691	35.0%
State income taxes, net of federal tax benefit	37	6.1	77	3.9
Other — net	2	0.3	29	1.5

	$254	41.4%	$797	40.4%

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010 AND 2009

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

5. Mastech Stock Incentive Plan

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which provides that up to 800,000 shares of the Company’s common stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the nine months ended September 30, 2010, stock options totaling 25,000 were granted under this Plan at an exercise price of $4.70. No grants under the Plan were made during the three month period ended September 30, 2010. During the three months ended September 30, 2009, stock options totaling 201,500 were granted under the Plan at a weighted average price of $2.91. At September 30, 2010, 96,620 shares remained unissued and available for awards under the Plan.

6. Stock-Based Compensation

Stock-based compensation expense for the three months ended September 30, 2010 and 2009 was $65,000 and $82,000, respectively, and for the nine months ended September 30, 2010 and 2009 was $223,000 and $214,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2010, the Company issued 4,450 and 69,647 shares, respectively, related to the exercise of stock options. No shares were issued during the nine months ended September 30, 2009.

7. Transactions with Former Parent

The Company transacts with its former parent and its former parent’s affiliates (collectively referred to as “Former Parent” or iGATE), as indicated below.

Sublease with the Former Parent

The Company leased office space from iGATE under a sublease arrangement that expired on April 30, 2009. The Company paid rent under this sublease totaling $95,000 for the nine months ended September 30, 2009.

Arms-length Transactions with the Former Parent’s Affiliate

iGATE Global Solutions provides the Company offshore contractors and IT support services. These services are provided under negotiated agreements between the parties. For the three months ended September 30, 2010 and 2009, the Company paid iGATE Global Solutions $270,000 and $141,000, respectively, for such services provided. For the nine months ended September 30, 2010 and 2009, the Company paid $629,000 and $603,000 for such services, respectively.

The Company provides iGATE Global Solutions with IT consultants from time-to-time on a negotiated basis. For the nine months ended September 30, 2009, the Company recognized revenues from these services of $26,000. No revenues were recognized for the nine months ended September 30, 2010.

Accounts Receivable and Accounts Payable with the Former Parent

At September 30, 2010 and 2009, the Company had accounts payable balances of $159,000 and $96,000, respectively, due to its Former Parent. At September 30, 2009, the Company had a non-trade receivable of $76,000 due from iGATE included in prepaid and other current assets.

8. Revenue Concentration

For the three months ended September 30, 2010, the Company had two clients that exceeded 10% of total revenue (IBM = 19.5% and TEK Systems = 10.5%) and two clients that exceeded 10% of total revenue for the three months ended September 30, 2009 (IBM = 18.5%, TEK Systems = 12.3%).

For the nine months ended September 30, 2010, the Company had two clients that exceeded 10% of total revenue (IBM = 19.0% and TEK Systems = 10.3%) as compared to three clients for the nine months ended September 30, 2009 (IBM = 16.9%, TEK Systems = 11.9% and Kaiser Permanente = 10.5%).

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010 AND 2009

(Unaudited)

The Company’s top ten clients represented approximately 56% and 63% of total revenues for the nine months ended September 30, 2010 and 2009, respectively.

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

For the three months ended September 30, 2010 and 2009, the computation of diluted earnings per share does not include 251,000 and 76,000 stock options, respectively, as the effect of their inclusion would have been anti-dilutive. For the nine months ended September 30, 2010 and 2009, 246,000 and 236,000 stock options, respectively, were not included in the computation of earnings per share.

11. Acquisition

On January 2, 2010, the Company acquired all of the outstanding stock of Curastat, Inc. (“Curastat”), an Arizona-based provider of specialized healthcare staffing services. The acquisition furthers our growth strategy and diversification into the specialized healthcare staffing space. The Condensed Consolidated Financial Statements reflect the acquisition of Curastat, effective January 2, 2010, under the purchase method of accounting. The total costs of the acquisition have been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values as of the date of the acquisition. The estimated purchase price totaled $1,270,000, and includes a contingent earn-out component, which ranges from -0- to $226,000 based on EBITDA levels generated in 2010 and 2011. The estimated purchase price, which includes $125,000 of estimated contingent earn-out debt, exceeded the fair value of the acquired net assets and accordingly $500,000 was allocated to goodwill, all of which is deductible for tax purposes. The purchase price allocation for Curastat is as follows:

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

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010 AND 2009

(Unaudited)

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

Revenues for the three and nine month periods ending September 30, 2009 were $790,000 and $5.2 million, respectively. Operating income for the same periods were immaterial.

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

You should read the following discussion in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2009, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 8, 2010.

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

Overview:

We are a provider of IT and specialized healthcare staffing services. From July 1986 through September 2008, we conducted our business as subsidiaries of iGATE. We do not sell, lease or otherwise market computer software or hardware, and 100% of our revenue is derived from the sale of staffing services.

Our IT staffing business combines technical expertise with business process experience to deliver a broad range of services within Business Intelligence / Data Warehousing; Web Services; Enterprise Resource Planning & Customer Resource Management; and eBusiness Solutions segments. We provide our services across various industry verticals including: Automotive; Banking; Consumer Products; Education; Finance; Government; Healthcare; Insurance; Manufacturing; Pharmaceutical; Retail; Technology; Telecommunications; Transportation; and Utilities to primarily large and medium-sized organizations. Our healthcare staffing unit provides specialized healthcare professionals to hospitals and other healthcare facilities.

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

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the last half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for IT staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. During the first nine months of 2010, we have seen some encouraging improvements in business activity levels. However, the weak U.S. job market and high unemployment are still troubling data points for our industry.

In addition to tracking general U.S. economic conditions, a large portion of our revenues are generated from a limited number of clients. Accordingly, our trends and outlook are impacted by the prospects and well-being of these specific clients. This “account concentration” factor may result in our results of operations deviating from the prevailing U.S. economic trends from time to time.

In recent years, a larger portion of our IT revenues have come from our wholesale sales channel, which consists largely of strategic relationships with systems integrators and other staffing organizations. This channel tends to carry lower gross margins, but provides higher volume opportunities. Should this trend in our business mix continue, it is likely that our overall gross margins will be pressured. Within our retail sales channel, many larger users of IT staffing services are employing Managed Service Providers (“MSP”) to manage their contractor spending in an effort to drive down overall costs. The impact of this shift towards the MSP model has been lower gross margins. Should this trend towards utilizing the MSP model continue, it is likely that our gross margins will be pressured in the future.

Results of Operations for the Three Months Ended September 30, 2010 as Compared to the Three Months Ended September 30, 2009:

Revenues:

Revenues for the three months ended September 30, 2010 totaled $18.9 million, compared to $17.2 million for the corresponding three month period in 2009. This 9.4% year-over-year revenue increase reflects a growing level of IT billable consultants during the 2010 period as well as revenues from our January 2010 healthcare acquisition. Billable IT headcount during the three months ended September 30, 2010 increased by 67 consultants to 474 consultants, which compares favorably to our 437 billable consultant-base at September 30, 2009. The increase in billable consultant headcount for the three months ended September 30, 2010 represents the third consecutive quarter of expansion and was largely responsible for our 11.5% sequential improvement in revenues during the three months ended September 30, 2010 as compared to the previous quarter.

Below is a tabular presentation of revenues by sales channel for the three months ended September 30, 2010 and 2009, respectively:

Revenues (Amounts in Millions)	Three months ended September 30, 2010	Three months ended September 30, 2009
Wholesale IT Channel	$12.6	$9.8
Retail IT Channel	4.8	6.6
Specialized Healthcare	1.4	—
Brokerage Operations	—	0.8
Permanent Placements / Fees	0.1	—

Total revenues	$18.9	$17.2

Revenues from our wholesale IT channel increased by approximately 29% for the three month period ended September 30, 2010 compared to the corresponding 2009 period. Significantly higher revenues generated from our integrator clients and modest increases from staffing clients were responsible for this improvement. Retail IT channel revenues were down approximately 27% during the three months ended September 30, 2010 compared to the period one-year earlier, with declines at many of our financial services clients and at several MSP clients. Revenues from our newly acquired specialized healthcare business more than offset the loss of revenues that were generated in 2009 by our divested brokerage operations unit. Permanent placement / fee revenues were approximately $0.1 million during the three month period ended September 30, 2010.

During the three months ended September 30, 2010, we had two clients that represented more than 10% of total revenues (IBM = 19.5% and TEK Systems = 10.5%). During the three months ended September 30, 2009, we had two clients that represented more than 10% of total revenues (IBM = 18.5% and TEK Systems = 12.3%). For the three months ended September 30, 2010 and 2009, our top ten clients represented approximately 58% of total revenues.

Gross Margin:

Gross profit as a percentage of revenue increased to 19.3% for the three month period ending September 30, 2010 compared to 18.4% for the three month period a year earlier. Gross margins continue to show signs of stabilization in general, and expansion within certain technologies, during the three month period ending September 30, 2010. Additionally, lower bench costs and high permanent placement / fee revenues favorably impacted our overall gross margin performance during the quarter.

Below is a tabular presentation of gross margin by sales channel for the three months ended September 30, 2010 and 2009, respectively:

Gross Margin	Three months ended September 30, 2010	Three months ended September 30, 2009
Wholesale IT Channel	18.8%	18.4%
Retail IT Channel	20.6	18.3
Specialized Healthcare	15.5	—
Brokerage Operations	—	16.0
Permanent Placements / Fees	100.0	100.0

Total gross margin	19.3%	18.4%

Wholesale IT channel gross margins increased by 40 basis points for the three months ended September 30, 2010 compared to 2009. This improvement reflects a favorable client mix between higher margin integrator clients and lower margin staffing clients, as well as lower bench costs. Retail IT gross margins were up 230 basis points during the three months ended September 30, 2010 compared to 2009 due primarily to pricing improvements on new assignments at MSP clients.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the three months ended September 30, 2010 totaled $3.3 million or 17.5% of revenues, compared to $2.5 million or 14.3% of revenues for the three months ended September 30, 2009. The increase in SG&A as a percentage of revenues reflects investments made in our healthcare and IT sales and recruiting organizations during the last several quarters. Fluctuations within SG&A expense components during the 2010 period compared to a year earlier included the following:

•	Sales expense increased in the 2010 period by $0.4 million due to investments made to enhance and expand our branch office network and higher levels of variable compensation expense.

•

Recruiting expense increased in the 2010 period by $0.4 million due to investments made in our domestic recruitment organization, expansion of our offshore global recruitment centers and higher variable compensation expense.

•	General and administrative expense was flat in the 2010 period compared to 2009, with no major variations among expense categories.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended September 30, 2010 consisted of net interest expense of $5,000 and a foreign exchange gain of $1,000. For the three months ended September 30, 2009, Other Income / (Expense) consisted of net interest expense of $5,000 and a $3,000 loss related to a joint venture.

Income Tax Expense:

Income tax expense for the three months ended September 30, 2010 totaled $138,000, representing an effective tax rate on pre-tax income of 42.5%, compared to $286,000, which represented a 40.1% effective tax rate on pre-tax income for the three months ended September 30, 2009. The increase reflects higher state income taxes in the 2010 period.

Results of Operations for the Nine Months Ended September 30, 2010 as Compared to the Nine Months Ended September 30, 2009:

Revenues:

Revenues for the nine months ended September 30, 2010 totaled $51.5 million, compared to $55.5 million for the corresponding period in 2009. This 7.2% year-over-year revenue decline largely reflects lower average levels of IT billable consultants during the 2010 period and the divestiture of our brokerage operations business in January of 2010. Most of the IT billable consultant decline occurred during the last half of 2009. For the nine months ending September 30, 2010, IT billable consultant headcount increased by 95 consultants compared to a 38 consultant decline during the nine months ended September 30, 2009.

Below is a tabular presentation of revenues by sales channel for the nine months ended September 30, 2010 and 2009, respectively:

Revenues (Amounts in Millions)	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Wholesale IT Channel	$32.4	$28.1
Retail IT Channel	14.7	22.1
Specialized Healthcare	4.2	—
Brokerage Operations	—	5.2
Permanent Placements / Fees	0.2	0.1

Total revenues	$51.5	$55.5

Revenues from our wholesale IT channel increased by approximately 15% for the nine month period ended September 30, 2010 compared to the corresponding 2009 period. Higher revenues generated from our integrator clients more than offset a decline from staffing clients. Retail IT channel revenues were down approximately 33% during the nine months ended September 30, 2010 compared to the period one-year earlier, with significant declines at many of our financial services clients and several MSP clients. Revenues from our newly acquired specialized healthcare business partially offset the loss of revenues that were generated by our divested brokerage operations unit during the 2009 period. Permanent placement / fee revenues were approximately $0.2 million in the nine month period ended September 30, 2010 compared to $0.1 million in the corresponding 2009 period.

During the nine months ended September 30, 2010, the Company had two clients that exceeded 10% of total revenues (IBM =19.0% and TEK Systems = 10.3%). During the nine months ended September 30, 2009, we had three clients that exceeded 10% of total revenue (IBM = 16.9%, TEK Systems = 11.9% and Kaiser Permanente = 10.5%). For the 2010 period, our top ten clients represented approximately 56% of total revenues compared to 63% of total revenue in the corresponding 2009 period.

Gross Margin:

Gross profit as a percentage of revenue increased to 19.6% for the nine month period ending September 30, 2010 compared to 18.8% for the nine month period a year earlier. Gross margins in 2010 benefited from a favorable mix of business within our wholesale IT channel (more revenues generated from integrator clients as compared to staffing clients). Additionally, the divestiture of our lower margin brokerage operations unit, lower bench costs and higher permanent placement revenues contributed to our gross margin improvement.

Below is a tabular presentation of gross margin by sales channel for the nine months ended September 30, 2010 and 2009, respectively:

Gross Margin	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Wholesale IT Channel	19.1%	18.4%
Retail IT Channel	20.6	19.7
Specialized Healthcare	15.9	—
Brokerage Operations	—	14.5
Permanent Placements / Fees	100.0	100.0

Total gross margin	19.6%	18.8%

Wholesale IT channel gross margins increased by 70 basis points for the nine months ended September 30, 2010 compared to 2009. This improvement reflects a favorable client mix between higher margin integrator clients and lower margin staffing clients. Retail IT gross margins were up 90 basis points during the nine months ended September 30, 2010 compared to 2009, as pricing stabilized on new assignments throughout the 2010 period.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the nine months ended September 30, 2010 totaled $9.4 million or 18.3% of revenues, compared to approximately $8.4 million or 15.2% of revenues for the nine months ended a year earlier. The increase in SG&A as a percentage of revenue reflects investments made in our healthcare and IT sales and recruiting organizations. Fluctuations within SG&A expense components during the 2010 period compared to a year earlier included the following:

•	Sales expense increased in the 2010 period by $0.5 million due to investments made to enhance and expand our branch office network as well as higher levels of variable compensation expense.

•

Recruiting expense increased by $0.7 million during 2010, largely due to investments made in our domestic recruitment organization, expansion of our offshore recruitment centers, and higher variable compensation expense.

•

General and administrative expense was $0.2 million lower in 2010 compared to the 2009 period. The 2009 period included $0.4 million of severance expense related to leadership changes and a bad debt expense of $0.1 million. Excluding these charges from the 2009 period, 2010 general and administrative expenses were approximately $0.3 million higher than during the 2009 period and reflected investments in healthcare and IT leadership personnel, as well as higher variable compensation expense.

Other Income / (Expense) Components:

Other Income / (Expense) for the nine months ended September 30, 2010 consisted of net interest expense of $16,000 and a foreign exchange loss of $2,000. For the nine months ended September 30, 2009, Other Income / (Expense) consisted of net interest expense of $12,000, a $18,000 loss on a joint venture, and $8,000 of foreign exchange losses.

Income Tax Expense:

Income tax expense for the nine months ended September 30, 2010 totaled $254,000, representing an effective tax rate on pre-tax income of 41.4%, compared to $797,000, representing an effective tax rate on pre-tax income of 40.4% during the corresponding 2009 period. Slightly higher state income taxes in the 2010 period were responsible for this year’s higher effective tax rate.

Liquidity and Capital Resources:

At September 30, 2010, we had $5.9 million of cash and equivalents. In addition to our cash balances, we have access to a revolving credit facility with $10 million of maximum availability, under which our borrowing base was $7.5 million as of September 30, 2010.

Historically, we have funded our business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At September 30, 2010, our accounts receivable “days sales outstanding” (“DSO’s”) measurement was 49-days compared to 47-days a quarter ago. We expect cash provided by operating activities and our cash balances on hand to be adequate to fund our business needs during 2010, exclusive of acquisition activities.

Cash flows provided by (used in) operating activities:

Cash used in operating activities for the nine months ended September 30, 2010 was ($132,000) compared to cash provided of $3.7 million during the nine months ended September 30, 2009. Elements contributing to cash flows during the 2010 period included net income of $0.4 million, non-cash charges of $0.4 million, and increases in operating working capital of ($0.9) million. The increase in operating working capital reflects higher accounts receivable as we expanded our revenues during the three months ended September 30, 2010. Should we be successful in growing our revenues during the fourth quarter of 2010, we would expect additional increases in operating working capital. During the nine months ended September 30, 2009, elements of cash flows included net income of $1.2 million, non-cash charges of $0.7 million, and reductions in operating working capital of approximately $1.8 million. The reductions in operating working capital during the 2009 period reflect revenue declines during the three months ended September 30, 2009.

Cash flows used in investing activities:

Cash used in investing activities for the nine months ended September 30, 2010 totaled $1.2 million compared to $116,000 for the nine months ended a year earlier. The acquisition of Curastat, Inc. accounted for this increase during 2010. Capital expenditures related to maintenance-type items totaled $70,000 for the nine months ended September 30, 2010 and $131,000 for the corresponding 2009 period. The 2009 period also included a $15,000 cash distribution from a joint venture which was discontinued in early 2009.

Cash flows provided by financing activities:

Cash provided by financing activities for the nine months ended September 30, 2010 included $178,000 in proceeds from stock option exercises, offset by a $14,000 adjustment to excess tax benefits related to share-based payments. During the 2009 period, the Company did not engage in any financing activities.

Contractual Obligations and Off-Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements.

The Company rents certain office space and equipment under non-cancelable leases which provides for future minimum rental payments. Total lease commitments have not materially changed from the amounts disclosed in the Company’s 2009 Annual Report on Form 10-K filed with the SEC on March 8, 2010.

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

Changes in Internal Control over Financial Reporting

There has been no change in Mastech’s internal control over financial reporting that occurred during the third quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting as of December 31, 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of October 2010.

MASTECH HOLDINGS, INC.

October 29, 2010	/S/ THOMAS B. MORAN
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