Form 10-K
period 2010-12-31
Mastech Holdings, Inc.
filed 2011-03-17
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 (based on the closing price on such stock as reported by NYSE Amex on such date) was $4,964,887.

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of February 28, 2011 was 3,691,356 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for May 11, 2011 to be filed with the Commission, are incorporated by reference into Part III of this report.

MASTECH HOLDINGS, INC.

2010 FORM 10-K

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

Factors or events that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

•	changes in general U.S. economic conditions and economic conditions in the industries in which we operate;

•	our ability to retain existing clients and obtain new clients;

•	changes in competitive conditions;

•	our ability to introduce new service offerings;

•	availability of skilled technical employees;

•	technological changes;

•	changes in accounting standards, rules and interpretations;

•	changes in immigration laws, patterns and other factors related to visa holders;

•	liabilities and unanticipated developments resulting from litigations, regulatory investigations and similar matters;

•	changes in U.S. laws, rules and regulations, including the Internal Revenue Code;

•	the impact of new acquisitions; and

•	management’s ability to identify and manage risks.

ITEM 1.	BUSINESS

Overview

Mastech Holdings, Inc. (referred to in this report as “Mastech”, the “Company”, “us”, “our” or “we”) is a provider of IT and specialized healthcare staffing services. Headquartered in Pittsburgh, Pennsylvania, we have approximately 500 consultants that provide services across a broad spectrum of industry verticals. From July 1986 through September 2008, we conducted our business as subsidiaries of iGATE Corporation (“iGATE”). We do not sell, lease or otherwise market computer software or hardware, and 100% of our revenue is derived from the sale of staffing services.

Our IT staffing business combines technical expertise with business process experience to deliver a broad range of services within business intelligence / data warehousing; web services; enterprise resource planning & customer resource management; and eBusiness solution. We work with businesses and institutions with significant IT spending and recurring staffing needs. We also support smaller organizations with their “project focused” temporary IT staffing requirements.

Sales and marketing of our IT staffing business is conducted through account executives within two sales channels (wholesale and retail). Much of these efforts employ a cost-effective telesales model, supplemented with selective travel and client visits. The wholesale channel consists of system integrators and other IT staffing firm clients, with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. The retail channel focuses on clients that are end-users of staffing services. This channel includes our branch services operations, which focuses on clients that are end users of staffing services in select geographies within the U.S. The branch services model employs local sales and recruitment, aimed at establishing strong relationships with both clients and candidates. The balance of the retail channel consists primarily of end users who have retained a third party to provide vendor management services (a “managed service provider” or “MSP”) and to centralize the consultant hiring process.

Our healthcare staffing business provides specialized healthcare professionals to hospitals and other healthcare facilities. Our specialized professionals include surgical nurses, occupational and physical therapists and locum tenens physicians. These service offerings utilize sales and recruitment models focused on establishing long lasting relationships with both clients and candidates.

We recruit through Global Recruiting Centers located in the U.S. and India that deliver a full range of recruiting and sourcing services. Our centers employ approximately 60 recruiters and sourcers that focus on recruiting U.S. based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests due to our offshore recruiting capabilities, with investment in sourcing and recruiting processes, expanding search coverage, round-the-clock sourcing, and frequent candidate contact, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

History and Development

Historically, we operated as the former Professional Services segment of iGATE Corporation (“iGATE”). Mastech Holdings, Inc. was incorporated in Pennsylvania as a wholly-owned subsidiary of iGATE on June 6, 2008 in anticipation of our spin-off from iGATE. On September 30, 2008, we spun-off from iGATE and began operating as an independent public company. Our operating subsidiaries have 25 years of history as reliable providers of IT staffing services.

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

In 2003, the Company launched its offshore Global Recruitment Center model in an effort to meet an increase in industry demand with lower cost recruiting resources. Over the last seven years, the Company has made significant investment in these centers to improve infrastructure, processes and effectiveness. Additionally, in recent years we have made key investments in our domestic recruitment structure, primarily to support our branch services operations within the IT retail channel.

During 2010, the Company made two strategic moves designed to enhance and expand its service offerings. In January, 2010, the Company acquired Curastat, Inc., an Arizona-based specialized healthcare staffing organization. This acquisition, along with the creation of Mastech Healthcare, Inc., expanded the Company’s service offerings into the healthcare staffing space. Also in January, 2010, the Company sold its brokerage operations staffing business thus focusing on its core IT and healthcare staffing operations.

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

While our primary focus is on contract staffing services, we also provide permanent placement services for our clients when opportunities arise. Permanent placement revenues have historically represented less than 1% of our total revenues.

Sales and Marketing

We focus much of our marketing efforts primarily on businesses and institutions with significant budgets and recurring staffing needs. We constantly look to develop relationships with new clients. In addition, we continuously work to penetrate our existing client relationships to deeper levels.

Our marketing is conducted through account executives within three sales channels (IT wholesale, IT retail and specialized healthcare). Our IT consultants and their skill sets can be marketed within both IT sales channels. There are numerous occasions where a consultant will end a project within one channel and immediately start a new project within the other channel. When a consultant is on “paid bench” (between projects) account executives from both IT sales channels have the ability to market the consultant within their respective client base.

The wholesale IT channel consists of system integrators and other IT staffing firm customers with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. Revenues from this channel represented 64% of our total revenues in 2010. Over the last several years, more of our IT revenues have come from the wholesale channel as a percentage of total revenues. Most of our strategic relationships in this channel are established at the vice president / sales director level. Account executives generally are responsible for expanding existing client relationships. We supplement these marketing activities through our sales organization in India, whose account executives target smaller IT staffing clients within the wholesale channel. Generally, these account executives call (telesales) on potential new customers within an assigned U.S. territory.

Our retail IT channel focuses on customers that are end-users of IT staffing services. Revenues from this channel represented 27% of our total revenues in 2010. Account executives at our branch operations call on, and meet with, potential new customers and are also responsible for maintaining existing client relationships within their geographic territory. Account executives are paired with recruiters and both receive incentive-based compensation based on revenue generation activities using a localized sales and recruitment model. Within the retail channel, many end users of IT staffing services have retained a third party to provide vendor management services to centralize the consultant hiring process and reduce costs. Under this arrangement, the third-party managed service provider (“MSP”) retains control of the vendor selection and vendor evaluation process, which weakens the relationship built with the client. Our lower-cost centralized telesales model and highly efficient offshore recruiting model have better positioned us to respond to the growing use of MSPs.

Our healthcare channel consists of hospitals and healthcare facility clients with a need to supplement their existing staff of nurses, therapists and physicians. Revenues from this channel represented 8% of our total revenues in 2010. Account executives at our healthcare operations call on, and meet with, both existing and prospective clients within an assigned geographic territory. Account executives work closely with local recruiters to match available candidates with outstanding client needs.

Permanent placement activity can be generated from all three of our sales channels. However, such opportunities are largely by-products of conducting our core staffing business. During 2010, permanent placement fees were approximately 1% of total revenues.

Recruiting

We operate seven global recruiting centers located in the U.S. and three in India that deliver a full range of recruiting and sourcing services. Our centers employ approximately 60 recruiters and sourcers that focus on recruiting U.S. based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests faster than the competition is critical for success in our industry as most staffing firms access the same candidate pool via job boards and websites. Our offshore recruiting capabilities, with investment in sourcing and recruiting processes, expanding search coverage, around-the-clock sourcing, and frequent candidate contact, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

We have continued to invest in leading technologies and recruitment tools to enhance efficiency. For example, we use web-based tools to expand the reach of our candidate searches. We also employ a state-of-the art applicant tracking system that has proprietary toolkits and job board / internet interfacing capabilities, resulting in further operational efficiencies.

We have access to a large and differentiated recruiting pool due to our brand recognition with both W-2 hourly U.S. citizens and H1-B visa holders in the U.S. Unlike most staffing firms that have a high concentration of either H1-B workers or W-2 hourly U.S. citizens, we have historically maintained an equal balance of H1-B and W-2 hourly employees. We believe that this balanced mix allows us to tap a broader candidate pool than our primary competition.

Technology Focus of our IT Operations

We provide technologies and maintain strategic relationships with industry leaders, such as IBM and Oracle, in many high demand areas. Our IT staffing services are concentrated in the following areas:

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

•   Application framework development

•   Package implementation

•   Testing and database administration

Service Oriented Architecture (“SOA”) and Web Services

Our SOA / Web Services practice is built on successful client work with Web Services, enterprise integration projects, and SOA-specific client engagements. The mission of the SOA / Web Services practice is to provide clients with the framework and resources to consolidate and integrate numerous technologies in the most cost-effective manner possible. We work with our partners to develop methods that identify service function points that should be bundled into specific services.

Our consultants work to provide our clients with a framework that better utilizes the technologies running across the enterprise. Our business process experts work hand-in-hand with technical consultants to streamline and maximize the value of its clients’ systems and interfaces.

Enterprise Solutions including Enterprise Resource Planning (“ERP”), Customer Relationship Management (“CRM”) & Package Implementation Life Cycle (“PILC”)

Our Enterprise Solutions practice helps clients design and implement Enterprise Resource Planning and Customer Relationship software. We have expertise in assisting clients at all stages of an enterprise solutions life cycle, resulting in long lasting relationships.

The Enterprise Solutions Life Cycle includes the following phases:

•	Project Initiation Phase

•	Definition Phase

•	Development Phase

•	Deployment Phase

•	Support Phase

We have completed numerous projects in the ERP space, which range from the implementation of stock systems to fully customized applications. Our consultants are well versed in the leading ERP solutions, including SAP, PeopleSoft, Oracle Applications and JD Edwards and their functional experience crosses many disciplines including the following areas:

•	Finance and Accounting

•	Inventory and Purchasing

•	Project Billing and Costing, Sales, Distribution and Services

•	Manufacturing (including Planning)

•	Marketing and Call Center Support

•	Product Data Management and Data Warehousing

•	Supply Chain Management

•	Human Capital Solutions

•	Customer Relations Management

Business Intelligence and Data Warehousing

We have expanded our value proposition to clients by developing a Business Intelligence and Data Warehousing practice that provides technical and functional expertise. Our Business Intelligence and Data Warehousing practice specializes in helping clients navigate enterprise-wide IT infrastructure, utilizing “best practices” to create a roadmap for realizing the full benefits of their investment. This practice is comprised of technical and functional consultants who work with clients to achieve the following objectives:

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

We have a long history of being a leading provider of Web-based consulting services. Our consultants have worked on some of the largest and most prestigious eCommerce applications in existence today. Our Web development practice provides services at every stage of Web development, including business process assessment, software selection, implementation expertise and post-implementation support services. We offer a full range of certified Web professionals including engagement managers, project managers, data/technical architects, business analysts and technical developers. We have a proven track record and expertise in the following Web technologies:

1)	Microsoft technologies (Net, MS Web Services, IIS, MTS and others)

2)	Java and related technologies including:

•	J2EE

•	IBM Websphere

•	WebLogic

•	Apache

•	Open Source software

•	XML-based technology

•	N-tier architecture applications

•	Web-enabling existing applications

Specialized Focus of Healthcare Operations

Our healthcare staffing services are focused on the following specific areas:

•	Surgical nurses

•	Physical therapists

•	Occupational therapists

•	Speech therapists

•	Locum Tenens physicians

Geographic Presence & Industry Verticals

All of our revenues are generated from services provided in the U.S. We market our services on a national basis and have the ability to provide services in all 50 states. Our geographical concentration tends to track major client locations, such as California, Texas, Pennsylvania and the Washington, D.C. area for our IT operations; and Illinois, Arizona and New Mexico for our healthcare operations.

We provide our IT services across a broad spectrum of industry verticals including: Automotive, Consumer Products, Education, Financial Services, Government, Healthcare, Manufacturing, Retail, Technology, Telecommunications, Transportation and Utilities. Below is a breakdown of our IT billable consultant base by industry as of December 31, 2010:

• Healthcare: 23%	• Telecom: 8%
• Technology: 22%	• Retail: 6%
• Financial Services: 18%	• Other: 13%
• Government: 10%

Clients

Our client-base consists of large, medium-sized and small companies that span across multiple industry verticals. IBM and Tek Systems are our top two clients representing 19.1% and 10.3% of total 2010 revenues, respectively. Our services to IBM and Tek Systems generally supplement their needs for IT professionals to staff end-client projects. Approximately 57% of our total revenues were generated from our top ten clients during 2010.

Employees

At December 31, 2010, we had approximately 460 U.S. employees and 70 employees offshore. None of our employees are subject to collective bargaining agreements governing their employment with our Company. We employ our consultants on both an hourly and salary basis. Most of our salaried employees are H1-B technical visa holders. We enjoy a good reputation within the H1-B visa community, which allows us to tap a very broad candidate pool. Most of our hourly employees are U.S. citizens. On average, we maintain a balanced composition of salaried and hourly employees. We believe that our employee relations are good.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation practices. Accordingly, we typically have lower utilization rates and higher benefit costs during the fourth quarter.

Our Competitive Position

We operate in a highly competitive and fragmented industry, with low barriers to entry. We compete for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, other staffing services firms and, to a lesser extent, temporary personnel agencies. Many of our competitors are significantly larger and have greater financial resources in comparison to the Company. We believe that the principal competitive factors for securing and building client business relationships are driven by our ability to precisely comprehend our client’s requirements in the way of skills and abilities and by providing highly qualified consultants who are motivated to meet or exceed our client’s expectations. We must be able to do this efficiently to provide speed to market with pricing that is competitive and represents value to both our clients and our consultants. The principal competitive factors in attracting qualified personnel are compensation, availability, location and quality of projects and schedule flexibility. We believe that many of the professionals included in our database may also pursue other employment opportunities. Therefore, our responsiveness to the needs of these professionals is an important factor in our ability to be successful.

Our Strengths

We believe our strengths compared to industry peers include:

Established client base

Our client base consists of large, medium-sized and small companies that span across multiple industry verticals. Long-standing relationships with corporate clients, blue-chip IT integrators and MSPs are a core component of our future growth strategy. These relationships, coupled with our consistently low customer attrition rate, reflect our focus and commitment to our customers.

Operational excellence

In the staffing services business, operational excellence largely relates to a firm’s ability to effectively recruit high quality talent. Our offshore recruitment operations gives us the ability to respond to clients’ staffing needs in a timely and cost effective manner. Investments in sourcing and recruiting processes and leading technologies and recruitment tools have resulted in a highly scalable offshore recruiting model, which has delivered value to our clients.

Attractive financial profile

We have historically enjoyed higher operating margins than our industry peers due to our low cost telesales and offshore recruiting models. These business models allow us to quickly adjust our cost structure to changes in our business environment. Our blue-chip client base has ensured high quality accounts receivable and a strong and predicable cash flow conversion metric.

Experienced management team

Our management team, comprised of business leaders with deep industry experience, is a unique blend of executives with significant Mastech experience and others who have held leadership roles at many of our industry peers. We believe that this mix of talent allows us to capitalize on the positives of our existing business model and at the same time improve our service offerings and long term strategy for future growth.

Human resources model focused on employees

We employ a human resource management model, featuring portal technology as well as immigration support services, for our widely dispersed consultant base. This model enables us to maintain attrition rates that are below industry averages.

Expertise in high-demand IT skills

We have substantial expertise in certain IT skills including: enterprise resource planning and customer resource management; service oriented architecture and web services; business intelligence and data warehousing; and web development. We also have the capacity to take advantage of the demand and growth in these sectors, as we are well positioned in terms of scale, technical capabilities, and client base. In addition, we have relationships with industry leaders such as IBM and Oracle, who are among the leading providers of such services.

Minority-owned status

We are a large minority-owned staffing firm and have received multiple awards for our commitment to diversity. We have been certified as a minority-owned business by the National Minority Supplier Development Council (“NMSDC”). This certification is attractive to many clients and potential clients, particularly in the government and public sector segments, where projects dollars are specifically earmarked for diversity spending.

Reportable Financial Segments

The Company, which aggregates its IT and healthcare operating segments based on the nature of services, has one reportable segment in accordance with ASC Topic 280 “Disclosures About Segments of an Enterprise and Related Information”.

The Separation from iGATE

Until September 30, 2008, Mastech was a wholly-owned subsidiary of iGATE. The spin-off by iGATE of its staffing services business became effective on September 30, 2008 through a distribution of 100% of the common stock of the Company to the holders of record of iGATE’s common stock (the “Distribution”). iGATE received an opinion of its tax counsel, Reed Smith, LLP, substantially to the effect that the Distribution should qualify under Section 355(a) of the Internal Revenue Code as a tax-free distribution for U.S. federal income tax purposes. The opinion was based on, among other things, certain assumptions and representations as to factual matters made by iGATE and us which, if incorrect or inaccurate in any material respect, would jeopardize the conclusions reached by counsel in its opinion. Refer to Item 1A “Risk Factors” of Part I for additional details on the tax risks associated with the spin-off from iGATE.

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

We entered into agreements with iGATE prior to the spin-off which may impact our business in future periods, including:

Separation and Distribution Agreement

This agreement defines our ongoing relationship with iGATE following the spin-off, and provides for cross-indemnities, principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of iGATE’s retained businesses with iGATE.

Tax Sharing Agreement

The tax sharing agreement sets forth the rights and obligations of iGATE and us with respect to (i) taxes imposed on our respective businesses both prior to and after the spin-off; and (ii) taxes and liabilities that could be imposed as a result of a final determination that is inconsistent with the anticipated tax-free treatment under the Internal Revenue Code of the spin-off transaction. For a more detailed discussion of the provisions in the tax sharing agreement refer to Note 11 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

ITEM 1A.	RISK FACTORS

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

The IT and specialized healthcare staffing services industry is highly competitive and served by numerous global, national, regional and local firms. Primary competitors include participants from a variety of market segments, including the major consulting firms, systems consulting and implementation firms, U.S.-based staffing services companies, applications software firms, service groups of computer equipment companies, specialized interest consulting firms, programming companies and temporary staffing firms. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than we have. There are relatively few barriers to entry into our markets, and we may face additional competition from new entrants into our markets. In addition, there is a risk that clients may elect to increase their internal resources to satisfy their staffing needs. There can be no assurance that we will compete successfully with existing or new competitors in the staffing services markets.

Lack of success in recruitment and retention of IT and healthcare professionals may decrease our revenues and increase the costs needed to maintain our workforce.

Our business involves the delivery of professional services and is labor-intensive. Our success depends upon our ability to attract, develop, motivate and retain highly skilled professionals who possess the skills and experience necessary to deliver our services. Qualified IT and specialized healthcare professionals are in demand worldwide and are likely to remain a limited resource for the foreseeable future. There can be no assurance that these qualified professionals will be available to us in sufficient numbers, or that we will be successful in retaining current or future employees. Failure to attract or retain qualified professionals in sufficient numbers may have a material adverse effect on our business, operating results and financial condition. Historically, we have done much of our IT recruiting outside of the country where the client work is performed. Accordingly, any perception among our IT professionals, whether or not well founded, that our ability to assist them in obtaining temporary work visas and permanent residency status has been diminished, could lead to significant IT employee attrition. Any significant employee attrition will increase expenses necessary to replace and retrain our professionals and could decrease our revenues if we are not able to provide sufficient numbers of these resources to our clients.

Government regulation of immigration may materially affect our workforce and limit our supply of qualified IT professionals.

We recruit IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the U.S. As of December 31, 2010, approximately 45% of our U.S. IT workforce was working under Mastech sponsored H1-B temporary work permits. Statutory law limits the number of new H1-B petitions that may be approved in a fiscal year, and if we are unable to obtain H1-B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. Additionally, legislation could be enacted limiting H1-B visa holders’ employment with staffing companies, which could result in reduced revenues and / or a higher cost of recruiting.

In recent years, the vast majority of our H1-B hires were not subject to the annual quota limiting H1-B visas because they were already in the U.S. under H1-B visa status with another employer. As a result, the negative impact on recruiting due to the exhaustion of recent H1-B quotas was not substantial. However, unless Congress increases the annual H1-B quota, the pool of H1-B workers in the U.S., who were charged against previous years’ quotas, will decline. Such a development would make H1-B worker recruiting more difficult. Absent positive legislation, in the long-term, the pool of available H1-B workers in the U.S. that are not subject to the annual quota may eventually be substantially limited. A limitation of H1-B workers could decrease our revenues if we are not able to recruit enough domestic workers to provide sufficient numbers of IT professionals to our clients.

Negative economic conditions in the U.S. may adversely affect demand for our services.

All of our revenues are generated from clients located in the U.S. Our business depends on the overall demand for information technology and healthcare professionals and on the economic health of our clients. Weak economic conditions may force companies to reduce their staffing budgets and adversely affect demand for our services, thus reducing our revenues.

We may have difficulty maintaining client relationships if the trend towards utilizing Managed Service Providers continues.

Within our IT retail and healthcare sales channels, many larger users of staffing services are employing Managed Service Providers (“MSP”) to manage their contractor expenses in an effort to drive down overall costs. The impact of this shift towards the MSP model has been to lower our gross margins. Should this trend towards utilizing the MSP model continue, it is likely that our gross margins will be pressured in the future. In addition, if larger users of staffing services continue to employ more MSPs, the relationship between us and those larger users may be primarily conducted through MSPs, in which case we may have difficulty maintaining those client relationships because the MSP model uses an MSP as an intermediary between the staffing service provider and the user, and reduces our direct contact with the user.

We are dependent upon our Indian operations in our IT staffing business and there can be no assurance that our Indian operations will support our growth strategy and historical cost structure.

Our Indian recruitment centers depend greatly upon business, immigration and technology transfer laws in India, and upon the continued development of technology infrastructure. There can be no assurance that our Indian operations will support our growth strategy. The risks inherent in our Indian business activities include:

•	unexpected changes in regulatory environments;

•	foreign currency fluctuations;

•	tariffs and other trade barriers;

•	difficulties in managing international operations; and

•	the burden of complying with a wide variety of foreign laws and regulations.

Our failure to manage growth, attract and retain personnel or a significant interruption of our ability to transmit data and voice efficiently, could have a material adverse impact on our ability to successfully maintain and develop our global recruitment centers and could have a material adverse effect on our business, operating results and financial condition.

The rupee may increase in value relative to the dollar, increasing our costs. Although we do not receive revenue from abroad, we maintain a significant portion of our IT recruiting workforce in India, and those employees are paid in rupees. Therefore, any increase in the value of the rupee versus the dollar would increase our expenses, which could have a material adverse effect on our business, operating results and financial condition.

Regional conflicts in South Asia could adversely affect the Indian economy, disrupt our operations and cause our business to suffer.

South Asia has, from time to time, experienced instances of civil unrest and hostilities among neighboring countries, such as between India and Pakistan and even within India. There have been military confrontations along the India-Pakistan border from time to time. The potential for hostilities between the two countries is high due to past terrorist incidents in India, troop mobilizations along the border, and the geopolitical situation in the region. Military activity or terrorist attacks in the future could influence the Indian economy by disrupting communications and making travel more difficult. This, in turn, could have a material adverse effect on our business, operating results and financial condition.

Wage costs in India may increase, which may reduce our IT profit margins and reduce a competitive advantage of ours.

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

Our strategy of expansion through the acquisition of additional companies may not be successful and may result in slower growth of our business and reduce operating margins.

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

If we are unable to acquire and invest in attractive businesses, our strategy for growth may be impaired. Even if we are able to complete one or more acquisitions, there can be no assurance that those completed acquisitions will result in successful growth, and the costs of completing an acquisition may reduce our margins.

Our revenues are highly concentrated and the loss of a significant client would adversely affect our business and revenues.

Our revenues are highly dependent on clients located in the U.S., as well as clients concentrated in certain industries. Economic slowdowns, changes in U.S. law and other restrictions or factors that affect the economic health of these industries may affect our business. For the year ended December 31, 2010, approximately 57% of our revenues were derived from our top ten clients. Consequently, if our clients reduce or postpone their spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the rate of economic growth in the U.S. may reduce the demand for our services and negatively affect our revenues and profitability.

We have in the past derived, and may in the future derive, a significant portion of our revenues from a relatively limited number of clients. Our two largest clients, IBM and TEK Systems, accounted for approximately 19% and 10% of our 2010 revenues, respectively. Both of these contracts are terminable without penalty, as are most of our assignments. The loss of any significant client or major project, or an unanticipated termination of a major project, could result in the loss of substantial anticipated revenues.

We must keep pace with the rapid technological changes that characterize the IT and healthcare industries and our failure could result in lower demand for services.

The IT and healthcare staffing services industry is characterized by rapid technological change, evolving industry standards, changing client preferences and new product introductions. Our success will depend in part on our ability to keep pace with industry developments. There can be no assurance that we will be successful in addressing these developments on a timely basis or that, if these developments are addressed, we will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render our services noncompetitive or obsolete. Our failure to address these developments could have a material adverse effect on our business, operating results and financial condition.

A significant number of organizations are attempting to migrate their IT business applications to advanced technologies. As a result, our ability to remain competitive will be dependent on several factors, including our ability to develop, train and hire employees with skills in advanced technologies. Our failure to hire, train and retain employees with such skills could have a material adverse impact on our future revenues.

Our “preferred vendor” contracts generally result in lower margins. In addition, we may not be able to maintain “preferred vendor” status with existing clients or obtain that status with new clients, which may lead to a decrease in the volume of business we obtain from these clients.

We are party to several “preferred vendor” contracts, and we are seeking additional similar contracts in order to obtain new or additional business from large and medium-sized clients. Clients enter into these contracts to reduce the number of vendors and obtain better pricing in return for a potential increase in the volume of business to the preferred vendor. While these contracts are expected to generate higher volumes, they generally carry lower margins. Although we attempt to lower costs to maintain margins, there can be no assurance that we will be able to sustain margins on such contracts. In addition, the failure to be designated as a preferred vendor, or the loss of such status, may preclude us from providing services to existing or potential clients, except as a subcontractor, which could have a material adverse effect on the volume of business obtained from such clients.

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

Substantial changes in healthcare reform or reimbursement trends could impact our pricing and reduce our revenues in our healthcare staffing business.

The healthcare industry in the U.S. is subject to extensive and complex federal and state laws and regulations. Because we provide services on a contract basis and are paid directly by our hospital and healthcare facility clients, we are not directly impacted by Medicare, Medicaid and managed care reimbursement policy changes. Nevertheless, reimbursement changes in government programs, particularly Medicare and Medicaid, can and do indirectly affect the demand and the prices paid for our services.

We may not be able to replace our existing credit facility which is set to expire on October 15, 2011.

Our $10 million credit facility expires on October 15, 2011. There can be no guarantee that we will be able to replace this facility, or that a replacement facility would provide the same terms and conditions that we currently enjoy. Without a credit facility, our financial flexibility to make certain investments would be impaired.

Our ownership is highly concentrated in two individuals and the interests of those individual shareholders may not coincide with yours.

Sunil Wadhwani and Ashok Trivedi, co-founders of iGATE, own approximately 55% of Mastech’s outstanding common stock. Accordingly, Messrs. Wadhwani and Trivedi together have sufficient voting power to elect all the members of the Board of Directors and to effect transactions without the approval of our other shareholders, except for those limited transactions that require a supermajority vote under our bylaws or articles of incorporation. The interests of Messrs. Wadhwani and Trivedi may from time to time diverge from our interests. Mastech’s Audit Committee consists of independent directors and addresses certain potential conflicts of interest and related party transactions that may arise between us and our directors, officers or our other affiliates. However, there can be no assurance that any conflicts of interest will be resolved in our favor.

Our business is certified as a minority-owned business, and loss of that certification may reduce our ability to gain new customers or expand our business with existing customers.

We are a large minority-owned staffing firm and have been certified as minority-owned by the National Minority Supplier Development Council (the “NMSDC”). NMSDC certification has enabled us to expand our business with existing clients as well as obtain new customers and penetrate new markets. While we cannot quantify the effect of the loss of this status, we believe that its loss could adversely affect our ability to expand our business or cause us to lose existing business.

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

The impact of medical malpractice and other claims asserted against us could subject us to substantial liabilities.

In recent years, hospitals and healthcare facilities are subject to an increasing number of legal actions alleging malpractice or related legal claims. Because our temporary healthcare professionals provide medical care at such facilities, claims may be brought against us and our healthcare professionals relating to such malpractice assertions. In some instances, we are contractually required to indemnify our clients against claims arising from the performance of our healthcare professionals. While we maintain insurance coverage for these types of claims, there can be no assurance that our coverage will be sufficient to cover all claims against us, and we may be exposed to substantial liabilities.

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

In addition to emissions and climate change risks posed directly to Mastech, we also have clients in varied industries such as healthcare, consumer products, manufacturing, technology, and retail, among others. Some of the clients may be significantly affected by the climate change resulting in greater physical risk and impacting their operations. This may lead to a reduction of demand and loss of business from such clients, which would impact our business, results of operations and financial condition.

If our insurance costs increase significantly, these incremental costs could negatively affect our financial results.

We purchase various insurance policies to limit or transfer certain risks inherent in our operations. These costs largely relate to obtaining and maintaining professional and general liability insurances. If the costs of carrying these insurance policies increase significantly, due to poor claims history or changes in market conditions, this could have an adverse impact on our profitability and financial condition.

Any disruption in the supply of power, IT infrastructure and telecommunications lines to our facilities could disrupt our business process or subject us to additional costs.

Any disruption in basic infrastructure, including the supply of power, could negatively impact our ability to provide timely or adequate services to our clients. We rely on a number of telecommunications service and other infrastructure providers to maintain communications between our various facilities and clients. Telecommunications networks are subject to failures and periods of service disruption which can adversely affect our ability to maintain active voice and data communications among our facilities and with our clients. This could disrupt our business process or subject us to additional costs, materially adversely affecting our business, results of operations and financial condition.

Risks Relating to Our Separation from iGATE

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Information regarding the principal properties leased by us and our subsidiaries as of December 31, 2010 is set forth below:

Location	Principal Use	Approximate Square Footage
Pittsburgh, Pennsylvania	Corporate headquarters, executive, human resources, sales, recruiting, marketing and finance	11,200
Phoenix, Arizona	Sales and recruiting office	2,800
Dallas, Texas	Sales and recruiting office	2,600
Fremont, California	Sales and recruiting office	2,600
Reston, Virginia	Sales and recruiting office	700
Chicago, Illinois	Sales and recruiting office	400
Houston, Texas	Sales and recruiting office	300
Bangalore, India	Recruiting office	1,400
Chennai, India	Recruiting office	1,100

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

Common Stock Market Price	High	Low
2010:
Fourth Quarter	$4.22	$2.99
Third Quarter	3.80	3.00
Second Quarter	4.50	3.07
First Quarter	4.88	3.82

2009:
Fourth Quarter	$5.55	$4.54
Third Quarter	4.72	2.79
Second Quarter	3.80	1.88
First Quarter	2.40	1.47

2008:
Fourth Quarter (commencing October 1, 2008)	$7.60	$1.05

On February 28, 2011, we had 125 registered holders of record of our Common Stock. This figure excludes an estimate of the indeterminate number of beneficial holders whose shares may be held by brokerage firms and clearing agencies.

We currently do not pay dividends on our common stock.

On December 23, 2010, the Company announced a share repurchase program of up to 750,000 shares of the Company’s common stock over a two year period. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws. No shares were purchased under this program in 2010.

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands, except per share data)
Income Statement Data:
Revenues	$71,788	$71,062	$96,650	$104,693	$111,416
Gross profit	14,070	13,427	18,322	22,075	25,354
Operating expense	13,006	11,106	14,160	16,016	17,824
Other income/(expense), net	(26)	(49)	(2)	82	72
Income before income taxes	1,038	2,272	4,160	6,141	7,602
Income tax expense (a)	375	875	638	701	662

Net income (a)	$663	$1,397	$3,522	$5,440	$6,940

Earnings per share:
Basic (a) (b)	$.18	$.39	$.98	$1.51	$1.92

Diluted (a) (b)	$.18	$.38	$.98	$1.51	$1.92

Weighted average common shares outstanding:
Basic (b)	3,673	3,608	3,607	3,607	3,607

Diluted (b)	3,746	3,706	3,611	3,607	3,607

Balance Sheet Data:
Cash and cash equivalents	$6,334	$7,113	$4,361	$1,524	$5,378
Working capital	11,578	11,000	8,936	7,022	10,876
Total liabilities	6,049	4,058	5,294	6,429	9,029
Total assets	18,397	15,310	14,697	14,265	20,658
Shareholders’ equity / invested equity	12,348	11,252	9,403	7,836	11,629

Factors that Materially Affect Comparability

(a) Prior to the Distribution, our operating results were included in iGATE’s consolidated U.S. income tax return. Historically, we derived certain tax benefits as of result of being included in this consolidated tax return which would not be available to us as a stand-alone entity. Accordingly, our post-distribution effective tax rate is materially greater than those shown in the historical financial statements for the pre-distribution periods presented.

(b) For all periods prior to September 30, 2008 (the date of our spin-off from iGATE), basic and diluted earnings per share were computed utilizing the common stock outstanding at September 30, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a domestic provider of IT and specialized healthcare staffing services to mostly large and medium-sized organizations. From July 1986 until our September 30, 2008 spin-off, we conducted our business as subsidiaries of iGATE. We do not sell, lease or otherwise market any computer software or hardware, and 100% of our revenues are derived from the sale of information technology and specialized healthcare staffing services.

On January 2, 2010, we acquired Curastat, Inc., an Arizona-based provider of specialized healthcare staffing services. This acquisition furthers our growth and service offering diversification strategies by providing an entry point into the specialized healthcare staffing space. During 2010, we expanded these operations geographically and added to our portfolio of service offerings. This acquisition is more fully discussed in Note 2, “Acquisition”, to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

On January 11, 2010, the Company sold its brokerage operations service offerings (operated under the name Global Financial Services of Nevada), as more fully discussed in Note 17, “Divestiture of our Brokerage Operations Service Offerings” to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Economic Trends and Outlook

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the last half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we saw less demand for IT staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. During 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. As we enter 2011, we are encouraged by U.S. economic expansion and some improvement in the job markets. However, modest job growth to date and high unemployment levels are still troubling data points for our industry.

In addition to tracking general U.S. economic conditions, a large portion of our revenues are generated from a limited number of clients (see Item 1A, the Risk Factor entitled “Our revenues are highly concentrated, and the loss of a significant client would adversely affect our business and revenues”). Accordingly, our trends and outlook are additionally impacted by the prospects and well-being of these specific clients. By way of illustration, during the second half of 2006, while general U.S. economic conditions were positive, we experienced a decline in billable headcount and negative sequential quarterly revenue growth due to client-specific conditions at two of our larger clients. This “account concentration” factor may result in our results of operations deviating from the prevailing U.S. economic trends from time to time.

In recent years, a larger portion of our revenues have come from our wholesale IT sales channel, which consists largely of strategic relationships with systems integrators and other staffing organizations. This channel tends to carry lower gross margins, but provides higher volume opportunities. Should this trend in our business mix continue, it is likely that our overall gross margins will decline. Within our retail IT sales channel, many larger users of IT staffing services are employing Managed Service Providers (“MSP”) to manage their contractor spending in an effort to drive down overall costs. Should the trend towards utilizing the MSP model continue, it is likely that our gross margins will be pressured in the future.

Results of Operations

Below is a tabular presentation of revenues and gross profit margins by sales channel for the periods discussed:

Revenue & Gross Margin by Sales Channel

(Amounts in millions)

	Years Ended December 31,
Revenue	2010	2009	2008
Wholesale IT Channel	$46.2	$37.5	$46.0
Retail IT Channel	19.6	28.0	38.7
Specialized Healthcare	5.7	—	—
Brokerage Operations	—	5.4	11.5
Permanent Placements / Fees*	0.3	0.2	0.4

Total Revenues	$71.8	$71.1	$96.6

Gross Margins
Wholesale IT Channel	19.0%	18.6%	18.3%
Retail IT Channel	20.9%	19.5%	20.0%
Specialized Healthcare	16.3%	—	—
Brokerage Operations	—	14.9%	15.3%
Permanent Placements / Fees*	100.0%	100.0%	100.0%

Total Gross Margin %	19.6%	18.9%	19.0%

*	Permanent Placement / Fees are generated from clients within all three of our existing sales channels.

In order to minimize the impact of the industry trends mentioned above on our operating margin, the Company will need to continue lowering its operating cost structure as a percentage of total revenue through innovation and greater efficiencies. Investments in our global recruitment centers, offshore telesales group, and technological improvements, coupled with continued cost rationalization efforts, should provide us with a cost-effective platform in which to deliver our services.

Below is a tabular presentation of operating expenses by sales, operations and general and administrative categories for the periods discussed:

Selling, General & Administrative (“S,G&A”) Expense Details

(Amounts in millions)

	Years Ended December 31,
	2010	2009	2008
Sales and Marketing	$4.3	$3.6	$4.7
Operations (HR & Recruiting)	3.9	2.6	4.3
General & Administrative	4.8	4.9	5.2

Total S,G&A Expenses	$13.0	$11.1	$14.2

2010 Compared to 2009

Revenue

Revenue for the year ended December 31, 2010 totaled $71.8 million, compared to $71.1 million for the year ended December 31, 2009. Revenues generated from our newly acquired specialized healthcare business largely offset the revenue decline related to the January 2010 divestiture of our brokerage operations service offerings. Our IT staffing revenues increased modestly in 2010 over 2009. However, we did achieve sequential quarterly revenue growth during the last three quarters of 2010 as demand for our IT staffing services continued to strengthen over the course of the year. Our IT billable consultant headcount at December 31, 2010 increased by approximately 20% to 456-consultants, compared to 379-consultants at December 31, 2009.

Revenues from our wholesale IT channel in 2010 increased by approximately 23% from 2009, as activity levels at our integrator clients improved significantly. Retail IT channel revenues declined by 30% in 2010 compared to a year earlier. This steep decline reflects a significantly lower level of billable consultants entering 2010 compared to the consultant base that we had at the start of 2009. It should be noted that for the full year 2010, our billable consultant headcount in this channel grew modestly. However, this growth was not enough to offset the impact of a significantly lower consultant base in which we entered 2010. Healthcare staffing revenues totaled $5.7 million in 2010. Despite challenging market conditions in the healthcare space, we were able to grow revenues sequentially during the last two quarters of 2010 via geographical expansion and enhancements made to our service offerings. Permanent placement / fee revenues increased by approximately $100,000 in 2010, compared to 2009, and largely reflect improvements in job growth during 2010.

IBM and TEK Systems represented 19.1% and 10.3% of 2010 revenues, respectively. During 2009, the same two clients represented 18.1% and 11.7% of total revenues, respectively. Our top ten clients represented approximately 57% of 2010 total revenues compared to 62% in 2009.

Gross Margin

Gross profit as a percentage of revenue increased to 19.6% in 2010 compared to 18.9% in 2009. Our 2010 gross margin performance reflected pricing stabilization, in general, and margin expansion within certain technologies. Additionally, higher placement fee revenues, the divestiture of our lower margin brokerage service offerings, and a favorable channel mix of business contributed to our 2010 gross margin improvement.

Wholesale IT channel gross margins increased by 40 basis points in 2010 compared to 2009. This improvement was due to a favorable revenue mix between integrator clients and low-margin staffing clients. In our retail IT channel, gross margins improved by 140 basis points. This improvement was due to higher margins at our branch operations, lower bench costs and higher skill-set resources being placed at many of our MSP clients, which carry better margin opportunities. These factors helped to offset the decline in gross margins generally attributable to client adoption of the MSP model. Healthcare gross margins totaled 16.3% in 2010, in what was considered to be a challenging market environment.

Selling, General and Administrative (“S,G&A”) Expenses

S,G&A expenses in 2010 totaled $13.0 million, or 18.1% of revenues, compared to $11.1 million, 15.6% of revenues in 2009. Our 2010 entry into healthcare staffing was responsible for $1.7 million of this increase, partially offset by S,G&A savings of $0.7 million from the divestiture of our brokerage operations business. The balance of the 2010 increase in S,G&A expenses reflect investments in our IT sales and recruitment organizations and higher variable expense components of our operating cost structure. These variable components tend to track activity and profitability levels and include expense categories such as commissions and bonuses, H1-B processing fees, travel and job board access fees.

Below is a variance analysis by expense category related to the $1.9 million increase in S,G&A expense in 2010 compared to 2009:

•

Sales expense increased by $0.7 million due to staff increases required to support our healthcare business and the expansion of our branch operations which approximated $0.5 million and $0.2 million in higher commission and management bonus expense.

•

Recruiting expenses increased by $1.3 million due to the following: staff increases of $0.8 million to support both our domestic and offshore recruitment capabilities; higher commission and management bonus expense of $0.2 million; higher H1-B processing and job board access fees of $0.2 million; and increases in travel expenses of approximately $0.1 million.

•

General and administrative expenses declined by $0.1 million. Increases in management bonus expense of $0.2 million and higher travel expense of $0.1 million, were offset by $0.4 million of lower severance expense. The severance expense incurred in 2009 largely related to the Company’s leadership change.

Other Income / (Expense) Components

In 2010, other income / (expense) consisted of net interest expense of $22,000 and foreign exchange losses of $4,000. In 2009, other income / (expense) consisted of $17,000 of net interest expense, a $21,000 loss in an unconsolidated affiliate, and $11,000 in foreign exchange losses.

Income Tax Expense

Income tax expense for 2010 was $375,000, representing an effective tax rate on pre-tax income of 36.1%, compared to $875,000 for 2009, which represented an effective tax rate on pre-tax income of 38.5%. The lower effective tax rate in 2010 reflects a lower aggregate state income tax rate, compared to 2009, and a favorable accrual adjustment related to our 2009 federal income tax return.

2009 Compared to 2008

Revenue

Revenues for the year ended December 31, 2009 totaled $71.1 million, compared to $96.6 million for the year ended December 31, 2008. This 26.4% decrease was due to a lower demand for IT staffing services during 2009 (down 22.7%) and a steep decline in activity levels in our brokerage operations business (down 53%). The March 2009 completion of a major brokerage operations assignment, coupled with very limited new order opportunities during the year, resulted in our brokerage operations billable headcount declining from 75-consultants at year-end 2008 to 8-consultants at year-end 2009. In light of this significant decline, coupled with brokerage operations not considered a core service offering, the Company sold the business to the former vice president of brokerage operations in January 2010, for contingent consideration.

Our IT billable consultant headcount at December 31, 2009 total 379-consultants, which was approximately 20% lower than the IT billable headcount of 475-consultants at December 31, 2008. Much of this billable headcount decline occurred during the fourth quarter (a loss of 58- consultants) and reflected a high level of project ends. Activity levels increased modestly over the second half of 2009. It should be noted that much of the billable headcount declines during the fourth quarter did not fully impact our revenues for that period as much of the decline occurred during the latter part of the quarter. Accordingly, the full impact of this headcount decline was reflected in our first quarter 2010 results.

Revenues from our wholesale IT channel in 2009 declined by 18.5% from 2008, largely due to steep declines from many of our staffing clients. Revenues from our integrator clients declined modestly during the year, and actually showed some growth during the last half of the year. Retail IT channel revenues declined by 27.6% during 2009, compared to 2008. Much of this decrease was with our financial services clients and with a major MSP account. Additionally, pricing pressures contributed to the revenue declines in 2009. Brokerage operations revenues were down 53.0% from 2008 and reflected the completion of a major assignment in March 2009 and very soft demand for brokerage operation services for much of the year. Permanent placement / fee revenues were approximately $200,000 lower in 2009 compared to 2008 and was largely due to a deteriorating job market in the U.S. for much of 2009.

IBM and Tek Systems represented 18.1% and 11.7% of 2009 total revenues, respectively. During 2008, IBM, Tek Systems and Wachovia Securities represented 14.9%, 12.7% and 10.7% of total revenues. Our top ten clients represented approximately 62% and 66% of total revenues in 2009 and 2008, respectively.

Gross Margin

Gross profit as a percentage of revenue decreased slightly to 18.9% in 2009 compared to 19.0% in 2008. Our gross margin performance reflected a number of offsetting factors. Industry-wide pricing pressures continued to persist, particularly during the first half of 2009. However, we were able to mitigate much of the impact through Company initiatives to rationalize and adjust resource costs in response to prevailing economic conditions. Additionally, lower fee revenues had a negative impact on 2009 gross margins, when compared to the previous year. This was largely off-set by a favorable channel mix of business, as less revenue came from our lower-margin brokerage operations unit in 2009.

Wholesale IT channel gross margins increased by 30 basis points in 2009 compared to 2008. This improvement was due to a favorable revenue mix between lower-margin staffing clients and integrator clients. In our retail IT channel, gross margins declined by 50 basis points due to pricing pressures from MSP clients, net of resource cost reductions. Brokerage operations margins were down 40 basis points in 2009 to 14.9%. Lack of demand for brokerage operation services resulted in lower pricing on the limited amount of new order opportunities.

Selling, General and Administrative (“S,G&A”) Expenses

S,G&A expense in 2009 totaled $11.1 million, or 15.6% of revenues, compared to $14.2 million or 14.7% of revenues in 2008. In 2009, we continued to institute austerity measures to align our cost structure with prevailing market conditions. These measures included the continuation of an employee salary and wage freeze, the elimination of 2009 bonuses, and adjustments to our employee benefit programs. In addition to these austerity measures, 2009 benefited from lower cost components that are variable in nature and tend to track activity and profitability levels, such as sales and recruiting commissions, H1-B processing fees and job board access fees. These expense components tend to decrease in challenging times and increase as business conditions turn favorable and activity levels increase.

Below is a variance analysis by expense category related to the $3.1 million decline in S,G&A expenses in 2009 compared to 2008:

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

Other Income / (Expense) Components

In 2009, other income/(expense) included net interest expense of $17,000 compared to net interest income of $67,000 in 2008. In 2009, we had $32,000 of other expenses, which consisted of a $21,000 loss in an unconsolidated affiliate and $11,000 of foreign exchange losses. In 2008, other expense totaled $69,000 and consisted of a $46,000 loss in an unconsolidated affiliate and $23,000 of foreign exchange losses.

Income Tax Expense

Income tax expense for 2009 was $875,000, representing an effective tax rate on pre-tax income of 38.5%, compared to $638,000 for 2008, which represented an effective tax rate on pre-tax income of 15.3%. As disclosed in the Notes to the Consolidated Financial Statements included elsewhere herein, prior to the Distribution, we had historically derived certain tax benefits as a result of being included in the iGATE consolidated U.S. tax return. During 2008, these benefits totaled approximately $1.0 million. Excluding these benefits, which would not be available to us as a stand-alone company, our effective tax rate would have been 38.5% for 2008.

Liquidity and Capital Resources

Financial Condition and Liquidity

At December 31, 2010, we had $6.3 million of cash and equivalents, no outstanding debt, and a tangible net worth of $11.9 million. This compares to $7.1 million of cash and equivalents, no outstanding debt, and a tangible net worth of $11.3 million at December 31, 2009. In addition to our cash balances, we have access to a revolving credit facility with $10 million of maximum availability under which our borrowing base was $8.1 million as of December 31, 2010. Our credit facility expires on October 15, 2011. It is management’s intention to replace this facility with a new agreement on or before its expiration. This facility is more fully described in Note 7 to the Consolidated Financial Statements, included elsewhere herein.

Historically, we have funded our business needs with cash generated from operating activities. In the staffing services industry, investment in operating working capital levels (defined as current assets minus cash and cash equivalents and current liabilities) is a significant use of cash. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash preservation. Our accounts receivable “days sales outstanding” (“DSO’s”) measurement was 46 days at both December 31, 2010 and December 31, 2009. We believe that effectively managing our DSO’s has been an important factor in maximizing our cash flows in recent years.

Cash provided by operating activities and our cash and cash equivalents balances on hand at December 31, 2010 are expected to be adequate to fund our business needs over the next 12 months, exclusive of any acquisition activities and activities related to our recently announced share repurchase program. Below is a tabular presentation of cash flow activities for the periods discussed:

	Years Ended December 31,
Cash Flows Activities	2010	2009	2008
	(Amounts in millions)
Operating activities	$0.4	$2.7	$5.0
Investing activities	(1.3)	(0.2)	(0.2)
Financing activities	0.1	0.2	(2.0)

Operating Activities

Cash provided from operating activities for the years ended December 31, 2010, 2009 and 2008 totaled $0.4 million, $2.7 million and $5.0 million, respectively. Factors contributing to cash flows during the 2010 period included net income of $0.7 million, non-cash charges of $0.5 million (principally related to stock-based compensation, depreciation and deferred taxes) and an increase in operating working capital of $0.8 million. The increase in operating working capital reflects higher activity levels and revenue growth experienced in 2010 compared to levels that existed at year-end 2009. In 2009, cash flows from operating activities included net income of $1.4 million, non-cash charges of $0.7 million and a decrease in operating working capital of $0.6 million. The decline in operating working capital was largely due to lower activity levels experienced during 2009. In 2008, cash flows from operating activities included net income of $3.5 million, non-cash charges of $0.9 million, and a decline in operating working capital requirements of $0.6 million.

We would expect operating working capital levels to increase should revenue growth continue in 2011. Such an increase would have a negative impact on cash generated from operating activities. We believe that DSO’s are likely to remain in the 45-day range in 2011.

Investing Activities

Cash used in investing activities for the years ended December 31, 2010, 2009 and 2008 totaled approximately $1.3 million, $0.2 million and $0.2 million, respectively. In 2010, the acquisition of Curastat, Inc. accounted for $1.1 million and capital expenditures related to computer equipment and furniture and fixtures approximated $0.2 million. In 2009 and 2008, capital expenditures, largely related to computer equipment, accounted for our uses of cash for investing activities.

We believe that investments in capital expenditures should continue to be within the $0.2 million to $0.3 million range to support our existing operations.

Financing Activities

In 2010, financing activities principally consisted of approximately $0.1 million of net proceeds from stock option exercises. In 2009, financing activity generated $0.2 million of cash flow related to excess tax benefits from share-based payments and proceeds from the exercise of stock options by our employees. Prior to our September 30, 2008 spin-off from iGATE, our financial resources had historically been managed by our former parent on a centralized basis. Our cash balances were transferred to iGATE regularly, and iGATE funded our cash as needed. In 2008, prior to the spin-off, we had net cash transfers to iGATE of $2.0 million.

Contractual Obligations and Off-Balance Sheet Arrangements

We have financial commitments related to existing operating leases, primarily for office space that we occupy. Our commitments are as follows:

	Payments due by period
	(Amounts in thousands)
Contractual obligations	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Operating Leases	$353	$568	$325	$-0-	$1,246

We do not have any off-balance sheet arrangements.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and, whenever possible, seek to insure that billing rates reflect increases in costs due to inflation.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation patterns. Accordingly, we typically have lower utilization rates and higher benefit costs during the fourth quarter.

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

Revenue Recognition

The Company recognizes revenue on time-and-material contracts as services are performed and expenses are incurred. Time-and-material contracts typically bill at an agreed upon hourly rate, plus out-of-pocket expense reimbursement. Out-of-pocket expense reimbursement amounts vary by assignment, but on average represent approximately 2% to 3% of total revenues. Revenue is earned when the Company’s consultants are working on projects. Revenue recognition is negatively impacted by holidays and consultant vacation and sick days.

In certain situations related to client direct hire assignments, where the Company’s fee is contingent upon the hired resource’s continued employment with the client, revenue recognition is deferred until such employment conditions are satisfied.

Accounts Receivable and Allowance for Uncollectible Accounts

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

Goodwill

Goodwill is the excess costs of acquired enterprises over the sum of the fair value amounts assigned to identifiable assets acquired, less the fair value of liabilities assumed. Goodwill is not amortized, but reviewed for impairment in accordance with ASC Topic 350 “Intangibles, Goodwill and Other”. The Company has elected to test for goodwill impairment on December 1st of each year.

In the first step of goodwill impairment testing, we compare the fair value of the reporting unit, which is determined utilizing a discounted cash flow analysis, to the carrying value of the reporting unit’s net assets at the measurement date. If the carrying value of the reporting unit exceeds the fair value, the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment calculation requires an allocation of the estimated fair value of the reporting unit to all assets and liabilities as if the reporting unit had been acquired at the measurement date. The excess fair value determined in step 1 over the fair value of the assets and liabilities of the reporting unit is the implied value of goodwill. The carrying value of goodwill is then compared to the implied value of goodwill and any excess of carrying value over implied value is recognized as goodwill impairment.

Our annual impairment review process requires extensive use of accounting judgments and financial estimates, such as appropriate discount rates, growth rates and future cash flow assumptions. The Company’s

2010 goodwill impairment analysis resulted in a goodwill impairment of $95,000, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”) that provides up to 800,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. The Plan is administered by the Compensation Committee of the Board of Directors. All awards under the Plan as of December 31, 2010 have been in the form of stock options. Options are granted at an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over a four year period.

We account for stock-based compensation expense in accordance with ASC Topic 718 “Share-based Payments” which requires us to measure all share-based payments based on their estimated fair value and recognize compensation expense over the requisite service period. The fair value of our stock options is determined at the date of grant using the Black-Scholes option pricing model. The assumptions associated with this option pricing model and other information related to our Stock Incentive Plan are more fully described in Note 10 to the Consolidated Financial Statements.

Income Taxes

Prior to our spin-off, we filed our federal tax return as part of iGATE’s consolidated U.S. tax return. As previously noted, we received certain tax benefits from being included in iGATE’s consolidated tax return, which we will not enjoy as a stand-alone company. The impact on our income tax expense related to such benefits is discussed above and disclosed in the Notes to the Consolidated Financial Statements, included elsewhere herein.

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

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2010, the Company provided a liability of $66,000 for uncertain tax positions, including interest and penalties, related to various federal and state income tax matters applicable to the periods subsequent to the Distribution. All periods subsequent to the distribution remain unaudited by federal and state income tax authorities.

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13 “Revenue recognition-multiple deliverable revenue arrangements”. The ASU provides amendments to the criteria for separating the consideration in multiple element arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

The Company’s Consolidated Financial Statements for the year ended December 31, 2010 have been audited by UHY LLP, an Independent Registered Public Accounting Firm, whose report thereon appears on page 33 of this Form 10-K.

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

John J. Cronin, Jr.

Chief Financial Officer

MASTECH HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDERS

Mastech Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Mastech Holdings, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. We have also audited the accompanying Schedule II, Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Mastech Holdings, Inc. at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Southfield, MI

March 17, 2011

MASTECH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	At December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$6,334	$7,113
Accounts receivable, net of allowance for uncollectible accounts of $572 in 2010 and $615 in 2009, respectively	8,057	6,024
Unbilled receivables	1,664	1,208
Prepaid and other current assets	1,395	401
Deferred income taxes	177	312

Total current assets	17,627	15,058
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,465	1,440
Enterprise software	675	675
Leasehold improvements	544	514

	2,684	2,629
Less – accumulated depreciation	(2,499)	(2,469)

Net equipment, enterprise software, and leasehold improvements	185	160
Intangible assets, net	93	—
Investment in unconsolidated affiliate	5	5
Goodwill	405	—
Deferred income taxes	82	87

Total assets	$18,397	$15,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,695	$1,653
Accrued payroll and related costs	3,024	2,179
Other accrued liabilities	189	221
Deferred revenue	141	5

Total current liabilities	6,049	4,058

Total liabilities	6,049	4,058
Commitments and contingent liabilities (Note 8)
Shareholders’ equity:
Preferred Stock, no par value, 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 100,000,000 shares authorized and 3,691,363 shares outstanding as of December 31, 2010 and 3,621,716 shares outstanding as of December 31, 2009	37	36
Additional paid-in-capital	9,962	9,530
Retained earnings	2,349	1,686

Total shareholders’ equity	12,348	11,252

Total liabilities and shareholders’ equity	$18,397	$15,310

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Revenues	$71,788	$71,062	$96,650
Cost of revenues	57,718	57,635	78,328

Gross profit	14,070	13,427	18,322
Selling, general and administrative expenses	13,006	11,106	14,160

Income from operations	1,064	2,321	4,162
Interest income (expense), net	(22)	(17)	67
Other expense, net	(4)	(32)	(69)

Income before income taxes	1,038	2,272	4,160
Income tax expense	375	875	638

Net income	$663	$1,397	$3,522

Earnings Per Share:
Basic	$.18	$.39	$.98

Diluted	$.18	$.38	$.98

Weighted average common shares outstanding:
Basic	3,673	3,608	3,607

Diluted	3,746	3,706	3,611

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Former Parent’s Net Investment	Total Shareholders’ Equity
Balances, December 31, 2007	$—	$—	$—	$7,836	$7,836

(Transfers) to former Parent	—	—	—	(2,021)	(2,021)
Net income (pre spin-off)	—	—	—	3,233	3,233
Spin-off capitalization	36	9,012	—	(9,048)	—
Stock-based compensation expense (post spin-off)	—	66	—	—	66
Net income (post spin-off)	—	—	289	—	289

Balances, December 31, 2008	$36	$9,078	$289	$—	$9,403

Net income	—	—	1,397	—	1,397
Excess tax benefits related to stock options	—	124	—	—	124
Stock-based compensation expense	—	279	—	—	279
Stock options exercised	—	49	—	—	49

Balances, December 31, 2009	$36	$9,530	$1,686	$—	$11,252

Net income	—	—	663	—	663
Reduction in excess tax benefits related to stock options	—	(32)	—	—	(32)
Stock-based compensation expense	—	287	—	—	287
Stock options exercised	1	177	—	—	178

Balances, December 31, 2010	$37	$9,962	$2,349	$—	$12,348

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net income	$663	$1,397	$3,522
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	180	223	314
Bad debt (credit) expense	(50)	100	258
Stock-based compensation expense	287	279	66
Deferred income taxes, net	140	45	172
Loss in unconsolidated affiliate	—	21	46
Goodwill impairment	95	—	—
Write-down of contingent earn-out debt	(125)	—	—
Working capital items:
Accounts receivable and unbilled receivables	(1,673)	1,908	1,946
Prepaid and other current assets	(951)	(170)	(182)
Accounts payable	982	(801)	(419)
Accrued payroll and related costs	729	(376)	(910)
Other accrued liabilities	(60)	132	184
Deferred revenue	137	(46)	10

Net cash flows provided by operating activities	354	2,712	5,007

INVESTING ACTIVITIES:
Acquisition of Curastat, Inc. (net of cash acquired and issuance of contingent earn-out debt)	(1,145)	—	—
Capital expenditures	(134)	(148)	(124)
(Investment in) distribution from unconsolidated affiliate	—	15	(25)

Net cash flows (used in) investing activities	(1,279)	(133)	(149)

FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	178	49	—
(Reduction) increase in excess tax benefits related to share-based payments	(32)	124	—
Transfers to former Parent	—	—	(2,021)

Net cash flows provided by (used in) financing activities	146	173	(2,021)

Net change in cash and cash equivalents	(779)	2,752	2,837
Cash and cash equivalents, beginning of period	7,113	4,361	1,524

Cash and cash equivalents, end of period	$6,334	$7,113	$4,361

SUPPLEMENTAL DISCLOSURE:
Cash payments for interest expense	$22	$20	$4

Cash payments for income taxes	$276	$757	$980

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies:

Basis of Presentation

Mastech Holdings, Inc. (referred to in this report as “Mastech”, the “Company”, “us”, “our” or “we”) is a provider of information technology and specialized healthcare staffing services. Our information technology business combines technical expertise with business process experience to deliver a broad range of services within business intelligence / data warehousing, service oriented architecture, web services, enterprise resource planning & customer resource management, and eBusiness solutions segments. Our specialized healthcare business provides surgical nurses, therapists and physicians to hospitals and other healthcare facilities. Headquartered in Pittsburgh, Pennsylvania, we have approximately 500 consultants that provide services across a broad spectrum of industry verticals on a national basis.

The spin-off of Mastech Holdings, Inc. (“Mastech” or the “Company”) by iGATE Corporation (“iGATE” or the “Former Parent”) became effective on September 30, 2008 through a Distribution of 100% of the common stock of the Company to the common shareholders of iGATE (the “Distribution”). The Consolidated Financial Statements present the consolidated position of the Company, as a separate, stand-alone entity subsequent to the Distribution, along with the historical financial statements of the staffing services businesses, on a combined basis, which were operated as part of iGATE before the Distribution. These historical financial statements for 2008 were prepared on a “carve-out” basis from iGATE’s Consolidated Financial Statements using the historical results of operations, assets and liabilities attributable to iGATE’s Professional Services business, including allocations of operating and income tax expenses from iGATE. Accordingly, the Company’s combined results of operations and cash flows for 2008 before the Distribution may not be indicative of its future performance and do not necessarily reflect what its results of operations and cash flows would have been had the Company operated as a separate stand-alone entity during 2008.

Additionally, prior to the Distribution, the Company’s operating results have been included in iGATE’s consolidated U.S. federal income tax return. Historically, the Company derived certain tax benefits as a result of being included in this consolidated federal tax return. As disclosed herein in Note 11 “Income Taxes”, the Company would not have access to such benefits as a stand-alone entity and accordingly, its tax expense would have been greater than the amounts reported in the Consolidated Statements of Operation for periods prior to the Distribution.

Prior to the distribution, iGATE provided certain corporate functions to the Company and the cost associated with these functions was allocated to the Company as disclosed herein in Note 14 “Related Party Transactions”. These functions included telecommunications, insurance, benefit management, corporate finance and treasury, information technology, taxes and regulatory compliance. The cost of such services allocated to the Company, based on methodologies deemed to be reasonable by management, may not be indicative of the actual expenses that would have been incurred had the Company been operating as a stand-alone entity for the periods presented prior to the Distribution.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company utilizes the equity method of accounting, as prescribed by ASC Topic 323 “The Equity Method of Accounting for Investments in Common Stock”, when it is able to exercise significant management influence over the entity’s operations, which generally occurs when Mastech has an ownership interest of between 20% and 50% in an entity. The cost method of accounting is used when the Company does not exercise significant management influence, generally when Mastech has an ownership interest of less than 20%.

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

The Allowance for Uncollectible Accounts was $572,000 and $615,000 at December 31, 2010 and 2009, respectively. Bad debt expense (credit) reflected in the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 totaled ($50,000), $100,000 and $258,000.

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

Depreciation and amortization expense related to fixed assets totaled $123,000, $223,000 and, $314,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Goodwill

Goodwill is the excess costs of acquired enterprises over the sum of the fair value amounts assigned to identifiable assets acquired, less the fair value of liabilities assumed. Goodwill is not amortized, but reviewed for impairment in accordance with ASC Topic 350 “Intangibles, Goodwill and Other”. The Company has elected to test for goodwill on December 1st of each year.

In the first step of goodwill impairment testing, we compare the fair value of the reporting unit, which is determined utilizing a discounted cash flow analysis, to the carrying value of the reporting unit’s net assets at the measurement date. If the carrying value of the reporting unit exceeds the fair value, the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment calculation requires an allocation of the estimated fair value of the reporting unit to all assets and liabilities as if the reporting unit had been acquired at the measurement date. The excess fair value determined in step 1 over the fair value of the assets and liabilities of the reporting unit is the implied value of goodwill. The carrying value of goodwill is then compared to the implied value of goodwill and any excess of carrying value over implied value is recognized as goodwill impairment.

Our annual impairment review process requires extensive use of accounting judgment, financial estimates, such as appropriate discount rates, growth rates and future cash flow assumptions. The Company’s 2010 goodwill impairment analysis resulted in a goodwill impairment of $95,000, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations, as more fully described in Note 5 to the Consolidated Financial Statements.

Intangible Assets

The Company’s intangible assets have definite lives and consist of customer relationships, trade name and non-compete covenants related to the Curastat acquisition. These assets are amortized on a straight-line basis over their estimated remaining lives. The Company periodically evaluates the reasonableness of the estimated useful lives of these intangible assets.

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

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2010, the Company provided a liability of $66,000 for uncertain tax positions, including interest and penalties, related to various federal and state income tax matters applicable to the periods subsequent to the Distribution. All periods subsequent to the distribution remain unaudited by federal and state income tax authorities.

Segment Reporting

The Company, which aggregates its IT and healthcare operating segments based on the nature of services, has one reportable segment in accordance with ASC Topic 280 “Disclosures About Segments of an Enterprise and Related Information”.

Revenue Recognition

The Company recognizes revenue on time-and-material contracts as services are performed and expenses are incurred. Time-and-material contracts typically bill at an agreed upon hourly rate, plus out-of-pocket expense reimbursement. Out-of-pocket expense reimbursement amounts vary by assignment, but on average represent approximately 2% to 3% of total revenues. Revenue is earned when the Company’s consultants are working on projects. Revenue recognition is negatively impacted by holidays and consultant vacation and sick days.

In certain situations related to client direct hire assignments, where the Company’s fee is contingent upon the hired resources’ continued employment with the client, revenue recognition is deferred until such employment conditions are satisfied.

Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”). The Plan provides that up to 800,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. The Plan is administered by the Compensation Committee of the Board of Directors. All awards under the Plan as of December 31, 2010 have been in the form of stock options. Options are granted at an exercise price equal to the market value of the Company common stock at the grant date and generally vest over a four year period.

We account for stock-based compensation expense in accordance with ASC Topic 718 “Share-based Payments” which requires us to measure all share-based payments based on their estimated fair value and recognize compensation expense over the requisite service period. The fair value of our stock options is determined at the date of grant using the Black-Scholes option pricing model. The assumptions associated with this option pricing model and other information related to our Stock Incentive Plan are more fully described in Note 10 to the Consolidated Financial Statements.

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

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13 “Revenue recognition-multiple deliverable revenue arrangements”. The ASU provides amendments to the criteria for separating the consideration in multiple element arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

2.	Acquisition

On January 2, 2010, the Company acquired all of the outstanding stock of Curastat, Inc. (“Curastat”), an Arizona-based provider of specialized healthcare staffing services. The acquisition furthers our growth strategy and diversification into the specialized healthcare staffing space. The Consolidated Financial Statements reflect the acquisition of Curastat, effective January 2, 2010, under the purchase method of accounting. In accordance with ASC Topic 820 “Fair Value Measurements and Disclosures”, the total costs of the acquisition have been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values as of the date of the acquisition. The estimated purchase price totaled $1,270,000, which consisted of $1,145,000 in cash and a contingent earn-out component, (ranging from $-0- to $226,000 based on EBITDA levels generated in 2010 and 2011) which had an estimated fair value of $125,000 at the acquisition date. This estimated purchase price exceeded the fair value of the acquired net assets and accordingly, $500,000 was allocated to goodwill, all of which is deductible for tax purposes. The purchase price allocation for Curastat is as follows:

(in thousands)	Amounts
Current assets	$808
Fixed assets	14
Acquired intangible assets	150
Goodwill	500
Current liabilities assumed	(202)

$1,270

For 2010, the contingent earn-out payment due, based on the achieved EBITDA levels of Curastat, was $-0-. The estimated contingent earn-out payment likely to be made in 2011 is $-0-, based on our views of Curastat’s 2011 EBITDA projections. Accordingly, contingent earn-out debt of $125,000 was written-off in 2010 and is included in selling, general and administrative expense in our Consolidated Statements of Operations.

Proforma 2009 revenues, assuming that the acquisition of Curastat occurred on January 1, 2009, would have approximated $78.3 million. Operating profits, net income and earnings per share would not have materially changed with the inclusion of Curastat’s unaudited 2009 results.

3.	Cash and Cash Equivalents

The Company had cash and cash equivalents consisting of cash balances on hand and money market funds that totaled $6.3 million at December 31, 2010, $7.1 million at December 31, 2009 and $4.4 million at December 31, 2008. There were no restrictions on the Company’s cash balances during the periods presented.

4.	Investments in Unconsolidated Affiliate

In 2007, the Company acquired 50% ownership in a joint venture with another large staffing service organization. The joint venture is accounted for under the equity method of accounting. The Company recognized a loss of $21,000 and $46,000 in 2009 and 2008, respectively, which is included in the other income (expense) category in the Company’s Consolidated Statements of Operations.

In 2009, the joint venture was discontinued and a capital distribution was made to the principals. Accordingly, we received a distribution of $15,000 during 2009 and expect to receive a nominal final distribution during 2011.

5.	Goodwill

In 2010, the Company encountered a market recovery for healthcare staffing services that was less robust than expected at the time of the Curastat acquisition. Thus, during fourth quarter 2010, management revised downward its original future cash flow expectations, which resulted in a lower fair value of this reporting unit. Accordingly, based on this revised forecast, we recognized a goodwill impairment charge of $95,000 in 2010.

As of December 31, 2010, the Company has $405,000 of goodwill recorded on its balance sheet. Activity in our goodwill account during 2010 was as follows:

(in thousands)	Amounts
Goodwill recorded at January 2, 2010	$500
Impairment charge	(95)

Balance at December 31, 2010	$405

6.	Intangible Assets

Intangible assets consist of customer relationships, trade name and non-compete covenants related to the January 2, 2010 acquisition of Curastat, Inc. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 2 to 5 years. Intangible assets were comprised of the following as of December 31, 2010:

	As of December 31, 2010
(Amounts in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$60	$12	$48
Trade name	50	17	33
Non-compete covenants	40	28	12

Total intangible assets	$150	$57	$93

Amortization expense recognized on intangible assets was $57,000 for 2010, $-0- for 2009 and $-0- for 2008 and is included as selling, general and administrative expense in our Consolidated Statements of Operations.

The estimated aggregate amortization expense for each of the next five years is as follows:

	Years Ended December 31,
(Amounts in thousands)	2011	2012	2013	2014	2015
Amortization expense	$40	$29	$12	$12	$-0-

7.	Credit Facility

On October 15, 2008, the Company entered into a revolving credit facility with PNC Bank, N.A. (“PNC”). This three-year facility, which expires on October 15, 2011, provides for a maximum loan amount of $10 million. The facility is secured by pledges of and first priority perfected security interest in substantially all on the Company’s assets. Advances under the facility are limited to a borrowing base that consists of the sum of 85% of eligible accounts receivable, plus 50% of eligible unbilled accounts. Interest on borrowings will be charged at a rate equal to, at the Company’s election, either (a) the higher of the prime rate or the federal funds rate plus 50%, plus an applicable margin; or (b) LIBOR plus an applicable margin. The applicable margin equals 125 basis points for borrowings of up to $3.33 million; 150 basis points should borrowings exceed $3.33 million but are less than $6.66 million; and 175 basis points should borrowings exceed $6.66 million. A 20 basis point per annum commitment fee on the unused portion of the facility is charged and due quarterly in arrears. At December 31, 2010, our borrowing base totaled $8.1 million and no borrowings were outstanding.

The credit agreement contains standard covenants, including but not limited to, covenants related to minimum tangible net worth; total debt to EBITDA; EBIT to interest expense; and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, and mergers and acquisitions. As of December 31, 2010, the Company was in compliance with all provisions under the facility.

8.	Commitments and Contingencies

Lease Commitments

The Company rents certain office facilities and equipment under noncancelable operating leases, which provide for the following future minimum rental payments as of December 31, 2010:

Total Amount
(Amounts in thousands)
2011	$353
2012	287
2013	281
2014	222
2015	103
Thereafter	—

Total	$1,246

Rental expense for the years ended December 31, 2010, 2009 and 2008, totaled $506,000, $427,000 and $581,000, respectively.

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

10.	Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”). The Plan provides that up to 800,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. As of December 31, 2010, the Company had 701,000 outstanding and/or exercised stock options that were issued under the Plan. This total includes 189,000 stock options that were issued in connection with the Distribution from iGATE, as further described below. No stock appreciation rights, performance shares or stock awards have been granted under the Plan as of December 31, 2010. The Plan expires by its terms on September 30, 2018.

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

Prior to the Distribution, certain employees of Mastech participated in iGATE’s stock-based compensation plans. At the time of the Distribution, each unvested iGATE stock option held by a person who was an employee of the Company immediately after the Distribution transaction received substituted options to purchase Mastech common stock with the same term date, vesting schedule, intrinsic value and ratio of “exercise price to share price” that existed with respect to such iGATE stock options at the Distribution date. These substituted options constituted a modification of stock options related to an equity restructuring, in accordance with the provisions of ASC Topic 718 “Shared Based Payments”. However, no incremental stock-based compensation expense was required, as the fair value of the iGATE stock options immediately before the Distribution was greater than the fair value of the Mastech stock options immediately after the Distribution. Accordingly, Mastech continues to recognize stock-based compensation expense on these substituted options over the requisite service period, based on the original fair value calculation made by iGATE at the grant date.

Following is a summary of Mastech stock option activity for the three years ended December 31, 2010:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2008	—	—
Granted – substitution options	189,000	$5.05
Granted	215,000	$1.15
Exercised	—	—
Cancelled / forfeited	(4,000)	$6.41

Outstanding at December 31, 2008	400,000	$2.97

Granted	392,000	$3.90
Exercised	(15,000)	$3.26
Cancelled / forfeited	(90,000)	$3.42

Outstanding at December 31, 2009	687,000	$3.43

Granted	25,000	$4.70
Exercised	(70,000)	$2.56
Cancelled / forfeited	(25,000)	$5.17

Outstanding at December 31, 2010	617,000	$3.50

As of December 31, 2010, the Company’s outstanding “in the money” stock options using the year-end share price of $4.22 had an aggregate intrinsic value of $746,000. As of December 31, 2010, the intrinsic value of vested and expected to vest stock options totaled $720,000. The total intrinsic value of options exercised during 2010 and 2009 totaled $119,000 and $26,000. There were no options exercised prior to 2009. The fair value of stock options vested during 2010, 2009 and 2008 totaled $252,000, $266,000 and $89,000, respectively.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of December 31, 2010:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $2.00	151,000	7.79	$1.15
$2.01 to $4.00	221,000	8.22	$2.94
$4.01 to $6.00	191,000	8.96	$4.91
$6.01 to $8.00	54,000	6.67	$7.40

	617,000	8.21	$3.50

Range of Exercise Prices:	Options Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $2.00	75,000	7.79	$1.15
$2.01 to $4.00	71,000	7.45	$3.01
$4.01 to $6.00	43,000	8.95	$4.93
$6.01 to $8.00	38,000	6.67	$7.42

	227,000	7.71	$3.49

Stock-based compensation expense of $287,000, $279,000, and $235,000 was recognized in the Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company has recognized related tax benefits associated with its share-based compensation arrangements for the years ended December 31, 2010, 2009, and 2008 of $104,000, $106,000, and $89,000, respectively. As of December 31, 2010, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $540,000 which will be amortized over the weighted-average remaining requisite service period of 2.7 years.

The Company used the following assumptions with respect to the Black-Scholes option pricing model for Mastech options issued during 2010, 2009 and 2008 (post-spin):

	Years Ended December 31,
	2010	2009	2008
Stock option grants:
Weighted-average risk-free interest rate	2.69%	2.38%	2.90%
Weighted-average dividend yield	0.00%	0.00%	0.00%
Expected volatility	62.89%	61.33%	55.70%
Expected term (in years)	4.5	4.5	4.5
Weighted-average fair value	$2.47	$2.01	$0.55

Risk-free interest rate – The risk-free rate for stock options granted during the period was determined by using a U.S. Treasury rate for the period that coincided with the expected term of the options.

Expected dividend yield – The Company currently is not contemplating a dividend program. Accordingly, the dividend yield assumption used was 0.0%.

Expected volatility – Mastech’s expected volatility was determined based on the calculated historical peer group volatility for companies within our industry for grants made from the Distribution Date though September 30, 2009, since there was not sufficient historical volatility data for Mastech’s common stock. For grants made after September 30, 2009, expected volatility was determined based on the historical volatility of Mastech’s common stock.

Expected term – Mastech’s expected term is 4.5 years for stock option grants. The Company’s expected term was based on the exercise history of our employees and the vesting term of our stock options.

The assumptions used to calculate the fair value of future stock option grants will be evaluated and revised, as necessary, to reflect market conditions and the Company’s historical experiences.

11.	Income Taxes

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

In accordance with the provisions of the tax sharing agreement, we assume financial responsibility with respect to all tax filings related to our business, both prior to and after the Distribution. Accordingly, iGATE assumes financial responsibility with respect to all tax filings related to their remaining businesses, both prior to and after the Distribution. To the extent that a pre-distribution tax adjustment is not identifiable to a specific party, but the liability for payment of such tax is the result of an adjustment that will benefit a particular party in the future, the party who will benefit from such adjustment in the future shall be solely responsible for such liability. Should no future benefit exist with such adjustment, each party shall be responsible for a proportionate share of such tax liability. However, if a pre-distribution tax liability pertains to a Mastech tax matter in which a reserve has been created per ASC Topic 740-10 “Income Taxes”, iGATE will be responsible to satisfy such liability to the extent of its reserve balance.

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

The components of income before income taxes, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands)
Income before income taxes:
Domestic	$1,038	$2,272	$4,160
Foreign	—	—	—

Income before income taxes	$1,038	$2,272	$4,160

The provision for income taxes, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands)
Current provision (benefit):
Federal	$239	$769	$292
State	(4)	45	173

Total current provision	235	814	465

Deferred provision:
Federal	113	35	124
State	27	26	49

Total deferred provision	140	61	173

Total provision for income taxes	$375	$875	$638

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the years ended December 31, 2010, 2009 and 2008 were as follows:

(Amounts in thousands)	December 31, 2010		December 31, 2009		December 31, 2008
Income taxes computed at the federal statutory rate	$363	35.0%	$795	35.0%	$1,456	35.0%
State income taxes, net of federal tax benefit	23	2.2	71	3.1	122	2.9
Parent expense allocations	—	—	—	—	(964)	(23.2)
Other – net	(11)	(1.1)	9	0.4	24	0.6

	$375	36.1%	$875	38.5%	$638	15.3%

The components of the deferred tax assets and liabilities were as follows:

	At December 31,
	2010	2009
	(Amounts in thousands)
Deferred tax assets:
Allowance for doubtful accounts and employee advances	$228	$241
Accrued vacation, bonuses and severance	143	176
Stock-based compensation expense	162	125

Total deferred tax assets	533	542

Deferred tax liabilities:
Depreciation	5	6
Goodwill and intangible assets	6	—
Prepaid expenses	197	105
Uncertain tax positions related to federal and state income taxes	66	32

Total deferred tax liabilities	274	143

Net deferred tax asset	259	399
Less: current deferred tax asset	177	312

Total long-term deferred tax asset	$82	$87

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, for the three years ended December 31, is as follows:

	Years Ended December 31,
(Amounts in thousands)	2010	2009	2008
Unrecognized tax benefits, beginning balance	$32	$28	$—
Additions related to current period	34	21	28
Additions related to prior periods	—	—	—
Reductions related to prior periods	—	(17)	—

Unrecognized tax benefits, ending balance	$66	$32	$28

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2010, 2009 and 2008, the Company had $12,000, $8,000 and $4,000, respectively, accrued for interest and penalties.

12.	Shareholders Equity

On December 23, 2010, the Company announced a share repurchase program of up to 750,000 shares of the Company’s common stock over a two year period. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws. No shares were purchased under this program in 2010.

13.	Revenue Concentration

The Company’s top two clients, IBM and Tek Systems, represented 19.1% and 10.3% of total 2010 revenues, respectively. In 2009, these same two clients represented 18.1% and 11.7% of total revenues, respectively. During 2008, IBM, Tek Systems and Wachovia Securities represented 14.9%, 12.7% and 10.7% of total revenues, respectively. The Company’s top ten clients represented approximately 57%, 62% and 66% of total revenues in 2010, 2009 and 2008, respectively.

14.	Related Party Transactions

iGATE Corporation, our Former Parent, is considered a related party due to the interlocking ownership interest of its Co-Chairman and our Co-Chairman, Mr. Sunil Wadhwani and Mr. Ashok Trivedi.

Certain agreements and transactions between iGATE and its affiliates are described below:

Cash Transfers between the Company and the Former Parent

Prior to the Distribution, the Company transferred excess funds to and received required funds from iGATE, on an ongoing basis. During 2008, prior to the Distribution, net cash transferred to iGATE totaled $2.0 million.

Sublease with the Former Parent

The Company leased office space from iGATE under a sublease arrangement that expired on April 30, 2009. The Company paid rent under this sublease arrangement totaling $95,000 in 2009 and $284,000 in 2008.

Shared Services with the Former Parent

The Company’s employees participated in several of iGATE’s benefit plans, including Healthcare, 401K and Stock Compensation Plans prior to December 31, 2008. The cost of services provided to the Company’s employees is included in the Consolidated Statement of Operations and totaled $2.9 million in 2008. Approximately $850,000 of this expense pertained to services performed after the Distribution, in accordance with the transition agreement.

Prior to the Distribution, the Company was charged an allocation related to the Former Parent’s general and administrative expenses. These allocations totaled $806,000 in 2008 and are included in the Consolidated Statement of Operations.

Tax Allocations Made by Former Parent

Prior to the Distribution, the Company filed its federal income taxes as part of iGATE’s Consolidated U.S. federal income tax return. Accordingly, the Company’s tax liability was paid to iGATE through the Distribution date and totaled $766,000 in 2008.

Transactions with iGATE’s Affiliate

iGATE Global Solutions provides the Company offshore contractors and IT support services. Also, through mid-September 2008, iGATE Global Solutions provided the Company office space in Fremont, California and through February 2009, provided the Company with telecommunication services. These services are provided under negotiated agreements between the parties. During 2010, 2009 and 2008, the Company paid iGATE Global Solutions $914,000, $764,000 and $2.9 million, respectively, for services provided.

The Company provides iGATE Global Solutions with IT consultants from time-to-time on a negotiated basis. In 2010, 2009 and 2008, the Company recognized revenues from these services totaling $-0-, $26,000 and $118,000, respectively.

Accounts Receivable and Accounts Payable with iGATE

At December 31, 2010, 2009 and 2008, the Company had included in its Accounts Receivable balance $3,000, $4,000 and $10,000, due from iGATE, respectively. At December 31, 2010, 2009 and 2008, the Company had included in its Accounts Payable balance $137,000, $103,000 and $895,000 owed to its Former Parent, respectively.

15.	Earnings per Share

The computation of basic earnings per share (“EPS”) is based on the Company’s net income divided by the weighted average number of common shares outstanding. On September 30, 2008, the separation from iGATE was completed in a tax-free Distribution of one share of the Company’s common stock for every fifteen shares of iGATE common stock held by iGATE shareholders of record. As a result, on September 30, 2008 the Company had 3.6 million shares of common stock outstanding, and this share amount was utilized for the calculation of basic earnings per share for all periods presented prior to the Distribution. For all periods prior to the Distribution, the same number of shares is being used for diluted earnings per share, as no Mastech equity awards were outstanding for these periods. Diluted earnings per share subsequent to the Distribution reflects the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options were calculated using the treasury stock method.

For the year’s ended 2010, 2009 and 2008, the computation of diluted earnings per share does not include 246,000, 82,000 and 185,000 stock options respectively, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations:

	Years Ended December 31,
(Amounts in thousands)	2010	2009	2008
Weighted-average shares outstanding:
Basic	3,673	3,608	3,607
Common stock equivalents (existing after the Distribution)	73	98	4

Diluted	3,746	3,706	3,611

The following table sets forth the computation of basic EPS utilizing net income and the Company’s weighted-average common stock outstanding:

	Years Ended December 31,
(Amounts in thousands, except per share data):	2010	2009	2008
Net income	$663	$1,397	$3,522
Basic weighted-average shares outstanding	3,673	3,608	3,607

Basic EPS	$.18	$.39	$.98

The following table sets forth the computation of diluted EPS utilizing net income and the Company’s weighted-average common stock outstanding plus the weighted-average of common stock equivalents outstanding:

	Years Ended December 31,
(Amounts in thousands, except per share data):	2010	2009	2008
Net income	$663	$1,397	$3,522
Diluted weighted-average shares outstanding	3,746	3,706	3,611

Diluted EPS	$.18	$.38	$.98

16.	Fair Value Measurement

The Company has adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) related to nonfinancial assets and liabilities on a prospective basis. ASC 820 establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement. The valuation techniques required by ASC 820 are based on observable and unobservable inputs using the following three-tier hierarchy:

•	Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or inputs that are observable for assets or liabilities, either directly or indirectly, through market corroboration.

•	Level 3 – Inputs are unobservable inputs based on the Company’s own assumptions.

The following table summarizes the basis used to measure goodwill at fair value on a nonrecurring basis in the balance sheet:

	Fair Value as of December 31, 2010
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Goodwill	$—	$—	$405	$405

17.	Divestiture of our Brokerage Operations Service Offerings

On January 11, 2010, the Company sold its brokerage operations service offerings (operated under the name Global Financial Services of Nevada). The sale was a stock transaction for contingent cash consideration between the Company and William Gorman, former vice president of the brokerage operations unit.

18.	Quarterly Financial Information (Amounts in thousands, except per share data)

	Revenues	Gross Profit	Net Income	Earnings Per Share
Year Ended December 31, 2010				Basic	Diluted
First quarter	$15,717	$3,075	$63	$.02	$.02
Second quarter	16,920	3,364	109	.03	.03
Third quarter	18,869	3,639	187	.05	.05
Fourth quarter	20,282	3,992	304	.08	.08

Annual	$71,788	$14,070	$663	$.18	$.18

	Revenues	Gross Profit	Net Income	Earnings Per Share
Year Ended December 31, 2009				Basic	Diluted
First quarter	$20,558	$3,843	$495	$.14	$.14
Second quarter	17,675	3,404	256	.07	.07
Third quarter	17,249	3,182	427	.12	.11
Fourth quarter	15,580	2,998	219	.06	.06

Annual	$71,062	$13,427	$1,397	$.39	$.38

19.	Severance Charges

The Company incurred $430,000 of severance cost during 2009, $350,000 of which related to the Company’s change in executive leadership. During 2008, the Company incurred and paid $180,000 of severance costs. Accordingly, these costs are included as selling, general and administrative expense in the Company’s Consolidated Statements of Operations.

20.	Subsequent Events

None. The Company has performed a review of events subsequent to the balance sheet date.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, management has concluded and hereby reports that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

Information required by this Item, not set forth below, is incorporated herein by reference from the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for May 11, 2011, which will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2010 (the “Proxy Statement”).

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

The information required by this item is hereby incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management “of the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference from the sections entitled “Board Committees and Meetings” and “Certain Business Relationships and Transactions” of the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is hereby incorporated by reference from the section entitled “Independent Registered Public Accountants” of the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The following Consolidated Financial Statements of the registrant and its subsidiaries are included on pages 34 to 53 and the report of Independent Registered Public Accounting Firm is included on page 33 in this Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets – December 31, 2010 and 2009.

Consolidated Statements of Operations – Years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows – Years ended December 31, 2010, 2009 and 2008.

Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedules

The following Consolidated Financial Statement schedules shown below should be read in conjunction with the Consolidated Financial Statements on pages 34 to 53 in this Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

The following items appear immediately on the following page:

Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the three years ended December 31, 2010, 2009 and 2008, respectively.

3.	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

MASTECH HOLDINGS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Amounts in thousands)

	Balance at beginning of period	Charged to expense	Recoveries/ (Write-offs)	Balance at end of period
Allowance for Doubtful Accounts:
Year ended December 31, 2010	$615	$(50)	$7	$572
Year ended December 31, 2009	515	100	—	615
Year ended December 31, 2008	331	258	(74)	515

Exhibit	Index Description Exhibit
2.1	Separation and Distribution Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 filed as Exhibit 2.1 to Mastech’s Form 8-K, filed on October 1, 2008, and herein incorporated by reference.

3.1	Articles of Incorporation of the Company are incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, File No. 001-34099, filed on July 23, 2008.

3.2	Amended and Restated Bylaws of the Company are incorporated by reference to Exhibit 3.1. to Mastech’s Form 8-K, dated October 1, 2008.

10.1	Stock Incentive Plan incorporated by reference to Exhibit 10.4 to Mastech’s Form 8-K, filed on October 1, 2008.

10.2	Loan Agreement by and between PNC Bank, N.A. and Mastech Holdings, Inc., dated October 15, 2008 filed as Exhibit 10.1 to Mastech’s Form 8-K, filed on October 21, 2008, and herein incorporated by reference.

10.3	Employee Matters Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 filed as Exhibit 10.2 to Mastech’s Form 8-K, filed on October 1, 2008, and herein incorporated by reference.

10.4	Transition Services Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 filed as Exhibit 10.1 to Mastech’s Form 8-K, filed on October 1, 2008, and herein incorporated by reference.

10.5	Tax Sharing Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 filed as Exhibit 10.3 to Mastech’s Form 8-K, filed on October 1, 2008, and herein incorporated by reference.

10.6	Executive Employment Agreement by and between Mastech Holdings, Inc., Mastech, Inc., and Thomas B. Moran, dated July 20, 2009, and amended March 16, 2011, is filed herewith.

10.7	Executive Employment Agreement by and between Mastech Holdings, Inc., Mastech, Inc., and John J. Cronin, Jr., dated March 18, 2009, and amended March 16, 2011, is filed herewith.

10.8	Executive Employment Agreement by and between Mastech, Inc., and Edward Meindl, dated March 25, 2009, and amended March 16, 2011, is filed herewith.

10.9	Executive Employment Agreement by and between Mastech, Inc., and Kevin Kutzavitch, dated March 16, 2007, amended March 25, 2009 and March 16, 2011, is filed herewith.

10.10	Executive Employment Agreement by and between Mastech, Inc., and Murali Balasubramanyam, dated March 25, 2009, and amended March 16, 2011, is filed herewith.

10.11	Executive Employment Agreement by and between Mastech, Inc., and Steven C. Wolfe, dated August 10, 2009, and amended March 16, 2011, is filed herewith.

21.0	List of Subsidiaries is filed herewith.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm is filed herewith.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of March, 2011.

MASTECH HOLDINGS, INC.

March 17, 2011	/S/ THOMAS B. MORAN
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