Form 10-Q
period 2011-03-31
Mastech Holdings, Inc.
filed 2011-05-02
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 29, 2011 was 3,687,930.

MASTECH HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues	$19,901	$15,717
Cost of revenues	16,057	12,642

Gross profit	3,844	3,075
Selling, general and administrative expenses	3,778	2,962

Income from operations	66	113
Interest income (expense), net	(6)	(5)
Other income (expense), net	(1)	(1)

Income before income taxes	59	107
Income tax expense	22	44

Net income	$37	$63

Earnings per share:
Basic	$.01	$.02

Diluted	$.01	$.02

Weighted average common shares outstanding:
Basic	3,690	3,634

Diluted	3,799	3,759

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,843	$6,334
Accounts receivable, net of allowance for uncollectible accounts of $522 in 2011 and $572 in 2010, respectively	8,570	8,057
Unbilled receivables	2,537	1,664
Prepaid and other current assets	827	1,395
Deferred income taxes	210	177

Total current assets	16,987	17,627

Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,485	1,465
Enterprise software	675	675
Leasehold improvements	546	544

	2,706	2,684
Less – accumulated depreciation	(2,534)	(2,499)

Net equipment, enterprise software, and leasehold improvements	172	185

Intangible assets, net	83	93
Investment in unconsolidated affiliate	3	5
Goodwill	405	405
Deferred income taxes	77	82

Total assets	$17,727	$18,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,621	$2,695
Accrued payroll and related costs	3,395	3,024
Other accrued liabilities	143	189
Deferred revenue	136	141

Total current liabilities	5,295	6,049

Total liabilities	5,295	6,049

Commitments and contingent liabilities (Note 4)

Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 100,000,000 shares authorized and 3,691,363 shares issued as of March 31, 2011 and December 31, 2010	37	37
Additional paid-in-capital	10,026	9,962
Retained earnings	2,386	2,349
Treasury stock, at cost; 3,433 shares as of March 31, 2011	(17)	—

Total shareholders’ equity	12,432	12,348

Total liabilities and shareholders’ equity	$17,727	$18,397

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$37	$63
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	45	29
Bad debt (credit) expense	(50)	(45)
Stock-based compensation expense	64	87
Deferred income taxes, net	(28)	98
Loss in unconsolidated affiliate	2	—
Working capital items:
Accounts receivable and unbilled receivables	(1,336)	141
Prepaid and other current assets	568	(236)
Accounts payable	(1,074)	(337)
Accrued payroll and related costs	371	546
Other accrued liabilities	(46)	(53)
Deferred revenue	(5)	8

Net cash flows provided by (used in) operating activities	(1,452)	301

INVESTING ACTIVITIES:
Acquisition of Curastat, Inc., (net of cash acquired and issuance of contingent earn-out debt)	—	(1,145)
Capital expenditures	(22)	(12)

Net cash flows (used in) investing activities	(22)	(1,157)

FINANCING ACTIVITIES:
Purchase of treasury stock	(17)	—
Proceeds from the exercise of stock options	—	99
Reduction in excess tax benefits related to stock options	—	(22)

Net cash flows provided by (used in) financing activities	(17)	77

Net change in cash and cash equivalents	(1,491)	(779)
Cash and cash equivalents, beginning of period	6,334	7,113

Cash and cash equivalents, end of period	$4,843	$6,334

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

(Unaudited)

1.	Description of Business and Basis of Presentation:

References in this Quarterly Report on 10-Q to “we”, “our”, “Mastech” or “the Company” refer collectively to Mastech Holdings, Inc. and its wholly-owned operating subsidiaries, which are included in these Condensed Consolidated Financial Statements.

Description of Business

We are a provider of IT and specialized healthcare staffing services. Our IT staffing business combines technical expertise with business process experience to deliver a broad range of services within business intelligence / data warehousing; web services; enterprise resource planning & customer resource management; and eBusiness solutions. We work with businesses and institutions with significant IT spending and recurring staffing needs. We also support smaller organizations with their “project focused” temporary IT staffing requirements. Our services span a broad range of industry verticals including: automotive; banking; consumer products; education; financial services; government; healthcare; manufacturing; retail; technology; telecommunications; transportation; and utilities. Our healthcare staffing business provides specialized healthcare professionals, including surgical nurses, occupation and physical therapists and locum tenens physicians, to hospitals and other healthcare facilities.

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the SEC on March 17, 2011. Additionally, our operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011 or for any other period.

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

2.	Goodwill

As of March 31, 2011, the Company has $405,000 of goodwill recorded on its balance sheet related to the January 2, 2010 acquisition of Curastat, Inc. There was no activity in our goodwill account during the three months ended March 31, 2011 and March 31, 2010.

3.	Intangible Assets

Intangible assets consist of customer relationships, trade name and non-compete covenants related to the acquisition of Curastat, Inc. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 2 to 5 years. Intangible assets were comprised of the following as of March 31, 2011:

	As of March 31, 2011
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$60	$15	$45
Trade name	50	21	29
Non-compete covenants	40	31	9

Total intangible assets	$150	$67	$83

Amortization expense for the three months ended March 31, 2011 and 2010 was $10,000 and $10,000 respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The estimated aggregate amortization expense for each of the next five years is as follows:

	Years Ended December 31,
	2011	2012	2013	2014	2015
(in thousands)
Amortization expense	$40	$29	$12	$12	$-0-

4.	Commitments and Contingencies

Lease Commitments

The Company rents certain office space and equipment under non-cancelable leases which provides for future minimum rental payments. Total lease commitments have not materially changed from the amounts disclosed in the Company’s 2010 Annual Report on Form 10-K.

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

5.	Employee Benefit Plan

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

6.	Mastech Stock Incentive Plan

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which provides that up to 800,000 shares of the Company’s common stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three months ended March 31, 2011, stock options totaling 6,000 were granted under this Plan at an exercise price of $4.60. During the three months ended March 31, 2010, stock options totaling 25,000 were granted under this Plan at an exercise price of $4.70. As of March 31, 2011 there were 93,000 shares eligible for grant under the Plan.

7.	Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2011 and 2010 was $64,000 and $87,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

No shares were issued during the three months ended March 31, 2011 related to the exercise of stock options. During the three months ended March 31, 2010 the Company issued 32,656 shares related to the exercise of stock options.

8.	Income Taxes

The components of income before income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
	(Amounts in Thousands)
Income before income taxes:
Domestic	$59	$107
Foreign	—	—

Income before income taxes	$59	$107

The provision for income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
	(Amounts in Thousands)
Current provision (benefit):
Federal	$52	$(46)
State	(2)	(8)

Total current provision (benefit)	50	(54)

Deferred provision (benefit):
Federal	(32)	84
State	4	14

Total deferred provision (benefit)	(28)	98

Total provision for income taxes	$22	$44

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three months ended March 31, 2011 and 2010, respectively, were as follows (amounts in thousands):

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
Income taxes computed at the federal statutory rate	$21	35.0%	$37	35.0%
State income taxes, net of federal tax benefit	2	3.4	6	5.6
Other — net	(1)	(1.1)	1	0.5

	$22	37.3%	$44	41.1%

9.	Shareholders’ Equity

On December 23, 2010, the Company announced a share repurchase program of up to 750,000 shares of the Company’s common stock over a two year period. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws. Under the program, 3,433 shares were purchased during the three months ended March 31, 2011 at an average price of $4.90 per share.

10.	Revenue Concentration

During the three months ended March 31, 2011, we had three clients that represented more than 10% of total revenues. IBM, TEK Systems and Kaiser Permanente represented 16.1%, 11.4% and 10.3% of total revenues, respectively. For the three months ended March 31, 2010, only IBM (18.8%) represented more than 10% of total revenues.

The Company’s top ten clients represented approximately 60% and 53% of total revenues for the three months ended March 31, 2011 and 2010, respectively.

11.	Related Party Transactions

The Company transacts with its former parent’s affiliate, as indicated below.

Transactions with iGATE’s Affiliate

iGATE Global Solutions provides the Company with offshore contractors and IT support services. These services are provided under negotiated agreements between the parties. For the three months ended March 31, 2011 and 2010, the Company paid iGATE Global Solutions $210,000 and $151,000, respectively, for such services provided.

Accounts Payable with iGATE’s Affiliate

At March 31, 2011 and 2010, the Company had Accounts Payable balances of $140,000 and $126,000, respectively, due to iGATE Global Solutions.

12.	Earnings Per Share

The computation of basic earnings per share (“EPS”) is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share, reflects the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.

For the three months ended March 31, 2011 and 2010, the computation of diluted earnings per share does not include 245,000 and 253,000 stock options, respectively, as the effect of their inclusion would have been anti-dilutive.

13.	Severance Charges

The Company incurred approximately $100,000 of severance costs during the three months ended March 31, 2011, related to the Company’s realignment of roles within its recruitment organization. These costs are included as selling, general and administrative expense in the Company’s Consolidated Statements of Operations. The payment of this severance will be made over the six-month period ending September 30, 2011.

14.	Subsequent Events

None. The Company has performed a review of events subsequent to the balance sheet date.

15.	Recently Issued Accounting Standards

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company’s financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited consolidated financial statements and accompanying notes for year ended December 31, 2010, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 17, 2011.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about future events, future performance, plans, strategies, expectations, prospects, competitive environment and regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words, “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend” or the negative of these terms or similar expressions in this quarterly report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors”, “Forward-Looking Statements” and elsewhere in our 2010 Annual Report on Form 10-K. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update forward-looking statements and the estimates and assumptions associated with them, after the date of this quarterly report on Form 10-Q, except to the extent required by applicable securities laws.

Website Access to SEC Reports:

The Company’s website is www.mastech.com. The Company’s 2010 Annual Report on Form 10-K, current reports on Form 8-K and all other reports filed with the SEC, are available free of charge on the Investor Relations page. The website is updated as soon as reasonably practical after such reports are filed electronically with the SEC.

Overview:

We are a provider of IT and specialized healthcare staffing services. From July 1986 through September 2008, we conducted our business as subsidiaries of iGATE. We do not sell, lease or otherwise market computer software or hardware, and 100% of our revenue is derived from the sale of staffing services.

Our IT staffing business combines technical expertise with business process experience to deliver a broad range of services within business intelligence / data warehousing; web services; enterprise resource planning & customer resource management; and eBusiness solutions. We provide our services across various industry verticals including: automotive; banking; consumer products; education; financial services; government; healthcare; manufacturing; retail; technology; telecommunications; transportation; and utilities. Our healthcare staffing unit provides specialized healthcare professionals to hospitals and other healthcare facilities.

The Company aggregates its IT and healthcare operating segments based on the nature of services and accordingly, have one reportable segment. Thus, no segment related disclosures are presented. The Company tracks and evaluates its revenues and gross profits by four distinct sales channels: wholesale IT; retail IT; specialized healthcare and permanent placements / fees. Our wholesale IT channel consists of system integrators and other IT staffing firms with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. Our retail IT channel focuses on clients that are end-users of IT staffing services. Within the retail channel are end-user clients that have retained a third party to provide vendor management services, commonly known in the industry as Managed Service Providers (“MSP”). The specialized healthcare channel clients consist of hospitals and other healthcare facilities that utilize our staffing professionals. Permanent placements/fee revenues are incidental revenues derived as by-product opportunities of conducting our core contract staffing business.

Critical Accounting Policies:

Our critical accounting policies are described in Note 1 “Summary of Significant Accounting Policies” of the notes to our audited Consolidated Financial Statements, included in our 2010 Annual Report on Form 10-K.

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the last half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. In 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. During the first quarter of 2011, activity levels have largely remained consistent with fourth quarter 2010 levels. While we are encouraged by near-term improvements in the U.S. job markets, unemployment is still at historical highs and recent international events could have a slowing impact on the rate of the U.S. economic recovery.

In addition to tracking general U.S. economic conditions, a large portion of our revenues are generated from a limited number of clients. Accordingly, our trends and outlook are impacted by the prospects and well-being of these specific clients. This “account concentration” factor may result in our results of operations deviating from the prevailing U.S. economic trends from time to time.

In recent years, a larger portion of our revenues have come from our wholesale sales channel, which consists largely of strategic relationships with systems integrators and other staffing organizations. This channel tends to carry lower gross margins, but provides higher volume opportunities. Should this trend in our business mix continue, it is likely that our overall gross margins will decline. Within our retail sales channel, many larger users of IT staffing services are employing MSP’s to manage their contractor spending in an effort to drive down overall costs. The impact of this shift towards the MSP model has been lower gross margins. Should this trend towards utilizing the MSP model continue, it is likely that our gross margins will decline in the future.

Results of Operations for the Three Months Ended March 31, 2011 as Compared to the Three Months Ended March 31, 2010:

Revenues:

Revenues for the three months ended March 31, 2011 totaled $19.9 million, compared to $15.7 million for the corresponding three month period in 2010. This 27% year-over-year revenue increase largely reflects a higher level of IT billable consultants during the 2011 period and the geographical expansion of our healthcare business. Billable IT headcount at March 31, 2011 totaled 472 consultants compared to 389 consultants, one-year earlier. For the three-months ended March 31, 2011 our billable IT headcount increased by 16 consultants.

Below is a tabular presentation of revenues by sales channel for the three months ended March 31, 2011 and 2010, respectively:

Revenues (Amounts in millions)	Three months ended March 31, 2011	Three months ended March 31, 2010
Wholesale IT Channel	$12.9	$9.1
Retail IT Channel	5.0	5.0
Specialized Healthcare	1.9	1.5
Permanent Placements / Fees	0.1	0.1

Total revenues	$19.9	$15.7

Revenues from our wholesale IT channel increased significantly in the three month period ended March 31, 2011 compared to the corresponding 2010 period. Higher revenue levels from both staffing clients (up 30%) and integrator clients (up 50%) were driven by stronger demand for IT services. Retail IT channel revenues were flat during the three months ended March 31, 2011 compared to the period one-year earlier. Slightly higher revenues from MSP clients were offset by lower revenues from our end-user client base. Healthcare revenues increased by 31% in the three month period ended March 31, 2011 from the corresponding period a year earlier. This improvement reflects an expansion of our service offerings and the geographies in which we market such services. Permanent placement / fee revenues were approximately $0.1 million in both the three month periods ended March 31, 2011 and 2010.

During the three months ended March 31, 2011, we had three clients that represented more than 10% of total revenues (IBM = 16.1%, TEK Systems = 11.4% and Kaiser Permanente = 10.3%). During the three months ended March 31, 2010, we had one client that represented more than 10% of total revenues (IBM = 18.8%). For the three months ended March 31, 2011 period, our top ten clients represented approximately 60% of total revenues compared to 53% of total revenues in the corresponding 2010 period.

Gross Margin:

Gross profits in the first quarter of 2011 were $3.8 million, or approximately $0.8 million higher than the first quarter of 2010. Gross profit as a percentage of revenue decreased to 19.3% for the three month period ending March 31, 2011 compared to 19.6% for the three month period a year earlier. Lower gross margins in our wholesale channel and an unfavorable mix of channel revenues were responsible for this 30-basis point decline.

Below is a tabular presentation of gross margin by sales channel for the three months ended March 31, 2011 and 2010, respectively:

Gross Margin	Three months ended March 31, 2011	Three months ended March 31, 2010
Wholesale IT Channel	18.2%	19.3%
Retail IT Channel	21.5	19.4
Specialized Healthcare	17.0	17.3
Permanent Placements / Fees	100.0	100.0

Total gross margin	19.3%	19.6%

Wholesale IT channel gross margins declined by 110 basis points for the three months ended March 31, 2011 compared to 2010. This performance reflects higher bench costs (salary paid to consultants who are between assignments and are not generating revenue) and a higher level of reimbursable expense revenues (revenues with no gross profit content). Retail IT gross margins were up significantly during the three months ended March 31, 2011 compared to 2010 due to a combination of pricing improvements and upgrades in consultant skill sets utilized on new client assignments.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the three months ended March 31, 2011 totaled $3.8 million or 19.0% of revenues, compared to $3.0 million or 18.8% of revenues for the three months ended March 31, 2010. The increase in SG&A largely reflects investments made in our sales and recruiting organizations during the last nine months. Fluctuations within SG&A expense components during the 2011 period compared to a year earlier included the following:

•	Sales expense was $0.3 million higher in 2011 due to an increase in sales staff and higher commission, travel and facility costs.

•

Recruiting expense was up in the 2011 period by $0.4 million due to an increase in recruitment staff, higher commission and H1B processing expenses and $0.1 million of severance costs related to leadership changes made to our recruitment organization during March, 2011.

•	General and administrative expense in 2011 was higher by $0.1 million and principally related to employee relations expenditures and higher facility costs.

Other Income / (Expense) Components:

Other income / (expense) for the three months ended March 31, 2011 consisted of interest expense of $6,000 and a foreign exchange loss of $1,000. For the three months ended March 31, 2010, other income / (expense) consisted of interest expense of $5,000 and foreign exchange losses of $1,000.

Income Tax Expense:

Income tax expense for the three months ended March 31, 2011 totaled $22,000, representing an effective tax rate on pre-tax income of 37.3%, compared to $44,000, which represented a 41.1% effective tax rate on pre-tax income for the three months ended March 31, 2010.

Liquidity and Capital Resources:

At March 31, 2011, we had $4.8 million of cash and equivalents on hand. In addition to our cash balances, we have access to a revolving credit facility with $10 million of maximum availability, under which our borrowing base was $8.7 million as of March 31, 2011. Our credit facility expires on October 15, 2011. It is management’s current intention to replace this facility with a new agreement on or before its expiration.

Historically, we have funded our business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At March 31, 2011, our accounts receivable “days sales outstanding” (“DSO”) measurement was 52-days compared to 48-days at March 31, 2010, which largely reflects short-term payment pattern variances at several major clients. We expect cash provided by operating activities and our cash balances on hand to be adequate to fund our business needs during 2011, exclusive of acquisitions and activities related to our recently announced share repurchase program.

Cash flows provided by / (used in) operating activities:

Cash used in operating activities for the three months ended March 31, 2011 totaled $1.5 million compared to $0.3 million of cash provided by operating activities during the three months ended March 31, 2010. Elements of cash flows during the 2011 period were largely related to increases in operating working capital of $1.5 million. This increase reflected higher accounts receivable balances of $1.3 million in support of our revenue growth and an increase in our DSO measurement at March 31, 2011. During the three months March 31, 2010, elements of cash flows included net income of $0.1 million and non-cash charges of $0.2 million.

Cash flows (used in) investing activities:

Cash used in investing activities for the three months ended March 31, 2011 totaled $22,000 compared to $1.2 million for the three months ended a year earlier. In the 2011 period, capital expenditures, largely computer equipment, accounted for our entire usage of cash. In the 2010 period, the acquisition of Curastat, Inc. was largely responsible for cash used in investing activities.

Cash flows provided by / (used in) financing activities:

Cash used in financing activities for the three months ended March 31, 2011 totaled $17,000 and related to common shares purchased under the Company’s share buyback program. In the 2010 period, $77,000 of cash was provided by financing activities and largely related to proceeds from stock option exercises.

Contractual Obligations and Off-Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements.

The Company rents certain office space and equipment under non-cancelable leases which provides for future minimum rental payments. Total lease commitments have not materially changed from the amounts disclosed in the Company’s 2010 Annual Report on Form 10-K.

Inflation:

We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and, whenever possible, seeking to ensure that billing rates are adjusted periodically to reflect increases in costs due to inflation.

Seasonality:

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies. Accordingly, we generally have lower utilization rates and higher benefit costs during the fourth quarter.

Recently Issued Accounting Standards

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company’s financial position or results of operations.

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

Changes in Internal Control over Financial Reporting

There was no change in Mastech’s internal control over financial reporting that occurred during the first quarter that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2010.

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

There have been no material changes from the risk factors as previously disclosed in our 2010 Annual Report on Form 10-K, filed with the SEC on March 17, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

A summary of our common stock repurchased during the first quarter of 2011 under the 750,000 share repurchase program authorized by our Board of Directors and publicly announced on December 23, 2010, is set forth in the following table. All such shares of common stock were repurchased pursuant to open market transactions. This repurchase program expires on December 23, 2012.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs

January 1, 2011 – January 31, 2011	—	—	—	750,000
February 1, 2011 – February 28, 2011	7	$4.89	7	749,993
March 1, 2011 – March 31, 2011	3,426	4.90	3,426	746,567

Total	3,433	$4.90	3,433

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of May, 2011.

MASTECH HOLDINGS, INC.

May 2, 2011	/S/ THOMAS B. MORAN
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