Form 10-Q
period 2011-06-30
Mastech Holdings, Inc.
filed 2011-08-02
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 25, 2011 was 3,678,345.

MASTECH HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$22,115	$16,920	$42,016	$32,637
Cost of revenues	17,677	13,556	33,734	26,198

Gross profit	4,438	3,364	8,282	6,439
Selling, general and administrative expenses	3,817	3,175	7,595	6,137

Income from operations	621	189	687	302
Interest income (expense), net	(6)	(6)	(12)	(11)
Other income (expense), net	(1)	(2)	(2)	(3)

Income before income taxes	614	181	673	288
Income tax expense	232	72	254	116

Net income	$382	$109	$419	$172

Earnings per share:
Basic	$.10	$.03	$.11	$.05

Diluted	$.10	$.03	$.11	$.05

Weighted average common shares outstanding:
Basic	3,673	3,676	3,682	3,655

Diluted	3,755	3,749	3,777	3,739

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,333	$6,334
Accounts receivable, net of allowance for uncollectible accounts of $505 in 2011 and $572 in 2010, respectively	9,244	8,057
Unbilled receivables	2,458	1,664
Prepaid and other current assets	564	1,395
Deferred income taxes	220	177

Total current assets	17,819	17,627

Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,526	1,465
Enterprise software	675	675
Leasehold improvements	555	544

	2,756	2,684
Less – accumulated depreciation	(2,569)	(2,499)

Net equipment, enterprise software, and leasehold improvements	187	185

Intangible assets, net	73	93
Investment in unconsolidated affiliate	3	5
Goodwill	405	405
Deferred income taxes	115	82

Total assets	$18,602	$18,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,202	$2,695
Accrued payroll and related costs	3,328	3,024
Other accrued liabilities	183	189
Deferred revenue	91	141

Total current liabilities	5,804	6,049

Total liabilities	5,804	6,049

Commitments and contingent liabilities (Note 4)

Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 100,000,000 shares authorized and 3,710,113 shares issued as of June 30, 2011 and 3,691,363 shares issued as of December 31, 2010	37	37
Additional paid-in-capital	10,123	9,962
Retained earnings	2,768	2,349
Treasury stock, at cost; 31,768 shares as of June 30, 2011	(130)	—

Total shareholders’ equity	12,798	12,348

Total liabilities and shareholders’ equity	$18,602	$18,397

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$419	$172
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	90	79
Bad debt (credit) expense	(50)	(50)
Stock-based compensation expense	126	158
Deferred income taxes, net	(76)	61
Loss in unconsolidated affiliate	2	—
Working capital items:
Accounts receivable and unbilled receivables	(1,931)	(132)
Prepaid and other current assets	831	(246)
Accounts payable	(493)	(75)
Accrued payroll and related costs	304	138
Other accrued liabilities	(6)	(122)
Deferred revenue	(50)	29

Net cash flows provided by (used in) operating activities	(834)	12

INVESTING ACTIVITIES:
Acquisition of Curastat, Inc., (net of cash acquired and issuance of contingent earn-out debt)	—	(1,145)
Capital expenditures	(72)	(35)

Net cash flows (used in) investing activities	(72)	(1,180)

FINANCING ACTIVITIES:
Purchase of treasury stock	(130)	—
Proceeds from the exercise of stock options	22	173
Increase (reduction) in excess tax benefits related to stock options	13	(17)

Net cash flows provided by (used in) financing activities	(95)	156

Net change in cash and cash equivalents	(1,001)	(1,012)
Cash and cash equivalents, beginning of period	6,334	7,113

Cash and cash equivalents, end of period	$5,333	$6,101

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

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

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the SEC on March 17, 2011. Additionally, our operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011 or for any other period.

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

As of June 30, 2011, the Company has $405,000 of goodwill recorded on its balance sheet related to the January 2, 2010 acquisition of Curastat, Inc. There was no activity in our goodwill account during the six months ended June 30, 2011 and June 30, 2010.

3.	Intangible Assets

Intangible assets consist of customer relationships, trade name and non-compete covenants related to the acquisition of Curastat, Inc. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 2 to 5 years. Intangible assets were comprised of the following as of June 30, 2011:

	As of June 30, 2011
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$60	$18	$42
Trade name	50	25	25
Non-compete covenants	40	34	6

Total intangible assets	$150	$77	$73

Amortization expense for the six months ended June 30, 2011 and 2010 was $20,000 and $21,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The estimated aggregate amortization expense for each of the next five years is as follows:

	Years Ended December 31,
	2011	2012	2013	2014	2015
(in thousands)
Amortization expense	$40	$29	$12	$12	$0

4.	Commitments and Contingencies

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the Plan, subject to certain limits under the Code. The Company does not provide for any matching contributions.

6.	Mastech Stock Incentive Plan

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which provides that up to 800,000 shares of the Company’s common stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three and six months ended June 30, 2011, the Company granted nil and 6,000 stock options, respectively. During the three and six months ended June 30, 2011, the Company granted 90,000 and 90,000 restricted stock awards, respectively. During the three and six months ended June 30, 2010, the Company granted nil and 25,000 stock options, respectively. No restricted stock awards were granted in 2010. As of June 30, 2011, there were 25,558 shares available for grant under the Plan.

7.	Stock-Based Compensation

Stock-based compensation expense for the three months ended June 30, 2011 and 2010 was $62,000 and $71,000, respectively, and for the six months ended June 30, 2011 and 2010 was $126,000 and $158,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2011, the Company issued 18,750 shares and 18,750 shares related to the exercise of stock options. During the three and six months ended June 30, 2010, the Company issued 32,541 and 65,197 shares, respectively, related to the exercise of stock options.

8.	Income Taxes

The components of income before income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Amounts in Thousands)		(Amounts in Thousands)
Income before income taxes:
Domestic	$614	$181	$673	$288
Foreign	0	0	0	0

Income before income taxes	$614	$181	$673	$288

The provision for income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Amounts in Thousands)		(Amounts in Thousands)
Current provision:
Federal	$262	$92	$314	$46
State	18	17	16	9

Total current provision	280	109	330	55

Deferred provision (benefit):
Federal	(53)	(32)	(85)	52
State	5	(5)	9	9

Total deferred provision (benefit)	(48)	(37)	(76)	61

Total provision for income taxes	$232	$72	$254	$116

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three and six months ended June 30, 2011 and 2010 were as follows (amounts in thousands):

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
Income taxes computed at the federal statutory rate	$215	35.0%	$63	35.0%
State income taxes, net of federal tax benefit	23	3.7	12	6.5
Other – net	(6)	(0.9)	(3)	(1.7)

	$232	37.8%	$72	39.8%

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
Income taxes computed at the federal statutory rate	$236	35.0%	$101	35.0%
State income taxes, net of federal tax benefit	25	3.7	18	6.2
Other – net	(7)	(1.0)	(3)	(0.9)

	$254	37.7%	$116	40.3%

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) as well as by state and local authorities. During the three months ended June 30, 2011, the IRS completed its examination of the Company’s federal income tax returns for the years 2008 (post spin-off) and 2009. Amendments to our income tax returns as a result of such examinations were immaterial and are reflected in the Condensed Consolidated Financial Statements. No pending federal income tax matters or disputes exist for these periods.

9.	Shareholders’ Equity

On December 23, 2010, the Company announced a share repurchase program of up to 750,000 shares of the Company’s common stock over a two year period. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws. Under the program, 28,335 and 31,768 shares were purchased during the three and six months ended June 30, 2011, respectively. The average price of shares purchased during the three and six months ended June 30, 2011 was $4.00 and $4.10, respectively.

10.	Revenue Concentration

For the three months ended June 30, 2011, the Company had two clients that exceeded 10% of total revenue (IBM = 14.4% and TEK Systems = 11.5%). For the three months ended June 30, 2010, the Company had the same two clients that exceeded 10% of total revenue (IBM = 18.5% and TEK Systems = 10.7%). For the six months ended June 30, 2011, the Company had two clients that exceeded 10% of total revenue (IBM = 15.2% and TEK Systems = 11.5%). For the six months ended June 30, 2010, the Company had the same two clients that exceeded 10% of total revenue (IBM = 18.6% and TEK Systems = 10.2%).

The Company’s top ten clients represented approximately 61% and 56% of total revenues for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, the Company’s top ten clients represented approximately 60% and 54% of total revenues, respectively.

11.	Related Party Transactions

The Company transacts with its former parent’s affiliate, as indicated below. The Company’s Co-Chairmen each have an ownership interest in iGATE Corporation in excess of 10%.

Transactions with iGATE’s Affiliate

iGATE Global Solutions provides the Company with offshore contractors and IT support services. These services are provided under negotiated agreements between the parties. For the three months ended June 30, 2011 and 2010, the Company paid iGATE Global Solutions $202,000 and $208,000, respectively, for such services provided. For the six months ended June 30, 2011 and 2010, the Company paid $412,000 and $359,000 for such services, respectively.

Accounts Payable with iGATE’s Affiliate

At June 30, 2011 and 2010, the Company had accounts payable balances of $153,000 and $124,000, respectively, due to iGATE Global Solutions.

12.	Earnings Per Share

The computation of basic earnings per share (“EPS”) is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share, reflects the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.

For the three months ended June 30, 2011 and 2010, the computation of diluted earnings per share does not include 252,000 and 246,000 stock options, respectively, as the effect of their inclusion would have been anti-dilutive. For the six months ended June 30, 2011 and 2010, 249,000 and 246,000 stock options, respectively, were not included in the computation of earnings per share.

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

In May, 2011 the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04 “Fair Value Measurement (Topic 820); Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments in this Update change the wording used to describe the requirements in U.S. generally accepted accounting principles (GAAP) for measuring fair value and for disclosing information about fair value measurements and are the result of the work by the FASB and the International Accounting Standards Board (IASB) to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs). For public entities, the requirements of this Update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

The Company aggregates its IT and healthcare operating segments based on the nature of services and accordingly, have one reportable segment. Thus, no segment related disclosures are presented. However, the Company tracks and evaluates its revenues and gross profits by four distinct sales channels: wholesale IT; retail IT; specialized healthcare and permanent placements / fees. Our wholesale IT channel consists of system integrators and other IT staffing firms with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. Our retail IT channel focuses on clients that are end-users of IT staffing services. Within the retail channel are end-user clients that have retained a third party to provide vendor management services, commonly known in the industry as Managed Service Providers (“MSP”). The specialized healthcare channel clients consist of hospitals and other healthcare facilities that utilize our staffing professionals. Permanent placement / fee revenues are incidental revenues derived as by-product opportunities of conducting our core contract staffing business.

Critical Accounting Policies:

Our critical accounting policies are described in Note 1 “Summary of Significant Accounting Policies” of the notes to our audited Consolidated Financial Statements, included in our 2010 Annual Report on Form 10-K.

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the last half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. In 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. During the first half of 2011, activity levels have trended up at a modest and uneven pace. However, a challenging domestic job market and high levels of unemployment are concerning data points for the future.

In addition to tracking general U.S. economic conditions, a large portion of our revenues are generated from a limited number of clients. Accordingly, our trends and outlook are impacted by the prospects and well-being of these specific clients. This “account concentration” factor may result in our results of operations deviating from the prevailing U.S. economic trends from time to time.

In recent years, a larger portion of our revenues have come from our wholesale IT sales channel, which consists largely of strategic relationships with systems integrators and other staffing organizations. This channel tends to carry lower gross margins, but provides higher volume opportunities. Should this trend in our business mix continue, it is likely that our overall gross margins will decline. Within our retail IT sales channel, many larger users of IT staffing services are employing MSP’s to manage their contractor spending in an effort to drive down overall costs. The impact of this shift towards the MSP model has been lower gross margins. Should this trend towards utilizing the MSP model continue it is likely that our gross margins will decline in the future.

Results of Operations for the Three Months Ended June 30, 2011 as Compared to the Three Months Ended June 30, 2010:

Revenues:

Revenues for the three months ended June 30, 2011 totaled $22.1 million, compared to $16.9 million for the corresponding three month period in 2010. This 31% year-over-year organic revenue increase largely reflects a higher level of IT billable consultants during the 2011 period and the geographical expansion of our healthcare business. Billable IT headcount at June 30, 2011 totaled 530 consultants compared to 407 consultants, one-year earlier. For the three-months ended June 30, 2011 our billable IT headcount increased by 58 consultants.

Below is a tabular presentation of revenues by sales channel for the three months ended June 30, 2011 and 2010:

Revenues (Amounts in millions)	Three months ended June 30, 2011	Three months ended June 30, 2010
Wholesale IT Channel	$14.4	$10.7
Retail IT Channel	5.5	4.9
Specialized Healthcare	2.1	1.3
Permanent Placements / Fees	0.1	—

Total revenues	$22.1	$16.9

Revenues from our wholesale IT channel increased 35% in the three month period ended June 30, 2011 compared to the corresponding 2010 period. Higher revenue levels from both staffing clients (up 27%) and integrator clients (up 40%) were driven by stronger demand for IT services. Retail IT channel revenues were up approximately 13% during the three months ended June 30, 2011 compared to the period one-year earlier. Most of the increase came from higher demand at many of our MSP clients. Healthcare revenues increased by 55% for the three month period ended June 30, 2011 compared to the corresponding period a year earlier. This improvement reflects an expansion of our healthcare service offerings and the geographies in which we market such services. Permanent placement / fee revenues were approximately $0.1 million higher in the 2011 period compared to 2010.

During the three months ended June 30, 2011, we had two clients that represented more than 10% of total revenues (IBM = 14.4% and TEK Systems = 11.5%). During the three months ended June 30, 2010, we had the same two clients that represented more than 10% of total revenue (IBM = 18.5% and TEK Systems = 10.7%). During the 2011 period, our top ten clients represented approximately 61% of total revenues compared to 56% of total revenue in the corresponding 2010 period.

Gross Margin:

Gross profits in the second quarter of 2011 were $4.4 million, or approximately $1.1 million higher than the second quarter of 2010. Gross profit as a percentage of revenue increased to 20.1% for the three months ended June 30, 2011 compared to 19.9% for the three month period a year earlier. The gross margin improvement reflected margin expansion in our specialized healthcare business and higher permanent placement revenues, partially offset by some margin weakness within our contract IT channels in the 2011 period compared to a year earlier.

Below is a tabular presentation of gross margin by sales channel for the three months ended June 30, 2011 and 2010:

Gross Margin	Three months ended June 30, 2011	Three months ended June 30, 2010
Wholesale IT Channel	19.2%	19.4%
Retail IT Channel	20.5	21.7
Specialized Healthcare	18.7	14.7
Permanent Placements / Fees	100.0	100.0

Total gross margin	20.1%	19.9%

Wholesale IT channel gross margins declined by 20 basis points for the three months ended June 30, 2011 compared to 2010. This performance reflects a higher level of reimbursable expense revenues (revenues with no gross profit content) at our integrator clients and slightly lower margins at our staffing clients. Retail IT gross margins were down 120 basis points during the three months ended June 30, 2011 compared to 2010, due to a combination of lower pricing at end-user clients and an unfavorable mix of business between end-user and MSP clients. Specialized healthcare gross margins improved significantly in the 2011 quarter compared to a year earlier due to the expansion into higher valued service offerings.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the three months ended June 30, 2011 totaled $3.8 million or 17.3% of revenues, compared to $3.2 million or 18.8% of revenues for the three months ended June 30, 2010. The increase in SG&A largely reflected investments made in our sales and recruiting organizations during the last twelve months. Fluctuations within SG&A expense components during the 2011 period compared to a year earlier included the following:

•	Sales expense was $0.3 million higher in the 2011 period due to an increase in sales staff and higher commission and bonus expenses.

•

Recruiting expense was up in the 2011 period by $0.2 million due to an increase in recruiting staff, higher commission and higher variable-type expenses, such as H1B processing and job board access fees.

•	General and administrative expense in the 2011 period was higher by $0.1 million and principally related to higher accrued bonus expense.

Other Income / (Expense) Components:

Other income / (expense) for the three months ended June 30, 2011 consisted of interest expense of $6,000 and foreign exchange losses of $1,000. For the three months ended June 30, 2010, other income / (expense) consisted of interest expense of $6,000 and foreign exchange losses of $2,000.

Income Tax Expense:

Income tax expense for the three months ended June 30, 2011 totaled $232,000, representing an effective tax rate on pre-tax income of 37.8%, compared to $72,000, which represented a 39.8% effective tax rate on pre-tax income for the three months ended June 30, 2010. A lower aggregate state tax rate in the 2011 period was responsible for the improvement.

Results of Operations for the Six Months Ended June 30, 2011 as Compared to the Six Months Ended June 30, 2010:

Revenues:

Revenues for the six months ended June 30, 2011 totaled $42.0 million, compared to $32.6 million for the corresponding six month period in 2010. This 29% year-over-year organic revenue increase largely reflects a higher level of IT billable consultants on assignments during the 2011 period and the geographical expansion of our healthcare business.

Below is a tabular presentation of revenues by sales channel for the six months ended June 30, 2011 and 2010:

Revenues (Amounts in millions)	Six months ended June 30, 2011	Six months ended June 30, 2010
Wholesale IT Channel	$27.4	$19.8
Retail IT Channel	10.4	9.9
Specialized Healthcare	4.0	2.8
Permanent Placements / Fees	0.2	0.1

Total revenues	$42.0	$32.6

Revenues from our wholesale IT channel increased 38% in the six month period ended June 30, 2011 compared to the corresponding 2010 period. Higher revenue levels from both staffing clients (up 28%) and integrator clients (up 44%) were driven by stronger demand for IT services. Retail IT channel revenues were up approximately 5% during the six months ended June 30, 2011 compared to the period one-year earlier. A 17% increase in demand from MSP clients was partially offset by a decline in revenues from end-user clients. Healthcare revenues increased by 42% for the six month period ended June 30, 2011 compared to the corresponding period a year earlier. This improvement reflects an expansion of our healthcare service offerings and the geographies in which we market such services. Permanent placement / fee revenues were approximately $0.1 million higher in the 2011 period compared to 2010.

During the six months ended June 30, 2011, we had two clients that represented more than 10% of total revenues (IBM = 15.2% and TEK Systems = 11.5%). During the six months ended June 30, 2010, the same two clients represented more than 10% of total revenue (IBM = 18.6% and TEK Systems = 10.2%). During the 2011 period, our top ten clients represented approximately 60% of total revenues compared to 54% of total revenue in the corresponding 2010 period.

Gross Margin:

Gross profits generated in the first six months of 2011 totaled $8.3 million, or approximately $1.8 million higher than during the corresponding six months of 2010. Gross profit as a percentage of revenue totaled 19.7% for both six month periods ended June 30, 2011 and 2010.

Below is a tabular presentation of gross margin by sales channel for the six months ended June 30, 2011 and 2010:

Gross Margin	Six months ended June 30, 2011	Six months ended June 30, 2010
Wholesale IT Channel	18.7%	19.4%
Retail IT Channel	21.0	20.4
Specialized Healthcare	17.9	16.0
Permanent Placements / Fees	100.0	100.0

Total gross margin	19.7%	19.7%

Wholesale IT channel gross margins declined by 70 basis points for the six months ended June 30, 2011 compared to the corresponding 2010 period. This performance reflects lower skill-set assignments and a higher level of reimbursable expense revenues at our integrator clients and slightly lower margins at our staffing clients. Retail IT gross margins were up 60 basis points during the six months ended June 30, 2011 compared to 2010. This improvement was due to a combination of upgrades in consultant skill sets utilized on new MSP assignments, partially offset by lower pricing at end-user clients and an unfavorable mix of business between end-user and MSP clients. Specialized healthcare gross margins improved significantly in the first six months of 2011 compared to a year earlier largely due to the expansion into higher valued service offerings.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the six months ended June 30, 2011 totaled $7.6 million or 18.1% of revenues, compared to $6.1 million or 18.8% of revenues for the six months ended June 30, 2010. The increase in SG&A largely reflected investments made in our sales and recruiting organizations during the last twelve months. Fluctuations within SG&A expense components during the 2011 period compared to a year earlier included the following:

•	Sales expense was $0.6 million higher in the 2011 period due to an increase in sales staff and higher commission and bonus expenses.

•

Recruiting expense was up in the 2011 period by $0.7 million due to an increase in recruiting staff, higher commissions and other variable type expenses and severance costs related to leadership changes made to our recruitment organization in March 2011.

•	General and administrative expense in the 2011 period was higher by $0.2 million and principally related to higher accrued bonus and employee relations expenses.

Other Income / (Expense) Components:

Other income / (expense) for the six months ended June 30, 2011 consisted of interest expense of $12,000 and foreign exchange losses of $2,000. For the six months ended June 30, 2010, other income / (expense) consisted of interest expense of $11,000 and foreign exchange losses of $3,000.

Income Tax Expense:

Income tax expense for the six months ended June 30, 2011 totaled $254,000, representing an effective tax rate on pre-tax income of 37.7%, compared to $116,000, which represented a 40.3% effective tax rate on pre-tax income for the six months ended June 30, 2010. A lower aggregate state tax rate in the 2011 period was responsible for the improvement.

Liquidity and Capital Resources:

At June 30, 2011, we had $5.3 million of cash and equivalents on hand. In addition to our cash balances, we have access to a revolving credit facility with $10 million of maximum availability, under which our borrowing base was $9.3 million as of June 30, 2011. Our credit facility expires on October 15, 2011. It is management’s intention to replace this facility with a new agreement on or before its expiration.

Historically, we have funded our business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At June 30, 2011, our accounts receivable “days sales outstanding” (“DSO’s”) measurement was 50-days compared to 52-days at March 31, 2011. We expect cash provided by operating activities and our cash balances on hand to adequately fund our business needs during 2011, exclusive of acquisitions and activities related to our share repurchase program, publicly announced on December 23, 2010.

Cash flows provided by / (used in) operating activities:

Cash used in operating activities during the six months ended June 30, 2011 totaled $0.8 million compared to $12,000 of cash provided by operating activities during the six months ended June 30, 2010. Elements of cash flows during the 2011 period were net income of $0.4 million, non-cash charges of $0.1 million and an offsetting increase in operating working capital levels of $1.3 million. This increase in working capital reflected higher accounts receivable balances in support of our revenue growth, offset by the impact of a 2-day improvement in our DSO measurement. During the three months ended June 30, 2010, elements of cash flows included net income of $0.2 million, non-cash charges of $0.2 million and increases in operating working capital of $0.4 million.

Cash flows (used in) investing activities:

Cash used in investing activities for the six months ended June 30, 2011 totaled $72,000 compared to $1.2 million for the six months ended a year earlier. In 2011, capital expenditures accounted for our entire cash needs. In the 2010 period, the acquisition of Curastat, Inc. was largely responsible for the use of cash in investing activities.

Cash flows provided by / (used in) financing activities:

Cash used in financing activities for the six months ended June 30, 2011 totaled $95,000 and largely related to common shares purchased under the Company’s share repurchase program. In the 2010 period, $156,000 of cash was provided by financing activities and largely related to the proceeds from stock option exercises.

Contractual Obligations and Off-Balance Sheet Arrangements:

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

Recently Issued Accounting Standards:

In May, 2011 the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04 “Fair Value Measurement (Topic 820); Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments in this Update change the wording used to describe the requirements in U.S. generally accepted accounting principles (GAAP) for measuring fair value and for disclosing information about fair value measurements and are the result of the work by the FASB and the International Accounting Standards Board (IASB) to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs). For public entities, the requirements of this Update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in Mastech’s internal control over financial reporting that occurred during the second quarter that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2010.

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

A summary of our common stock repurchased during the second quarter of 2011 under the 750,000 share repurchase program authorized by our Board of Directors and publicly announced on December 23, 2010, is set forth in the following table. All such shares of common stock were repurchased pursuant to open market transactions. This repurchase program expires on December 23, 2012.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs

April 1, 2011 – April 30, 2011	1,949	$4.04	1,949	744,618
May 1, 2011 – May 31, 2011	23,788	4.02	23,788	720,830
June 1, 2011 – June 30, 2011	2,598	3.82	2,598	718,232

Total	28,335	$4.00	28,335

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to the liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of August, 2011.

MASTECH HOLDINGS, INC.

August 2, 2011	/S/ THOMAS B. MORAN
Thomas B. Moran
Chief Executive Officer

/S/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to the liability under these sections.