Form 10-Q
period 2011-09-30
Mastech Holdings, Inc.
filed 2011-11-02
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 28, 2011 was 3,633,043.

MASTECH HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$23,489	$18,869	$65,505	$51,506
Cost of revenues	18,840	15,230	52,574	41,428

Gross profit	4,649	3,639	12,931	10,078
Selling, general and administrative expenses	3,921	3,310	11,516	9,447

Income from operations	728	329	1,415	631
Interest income (expense)	(9)	(5)	(21)	(16)
Other income (expense), net	(9)	1	(11)	(2)

Income before income taxes	710	325	1,383	613
Income tax expense	269	138	523	254

Net income	$441	$187	$860	$359

Earnings per share:
Basic	$.12	$.05	$.23	$.10

Diluted	$.12	$.05	$.23	$.10

Weighted average common shares outstanding:
Basic	3,657	3,691	3,673	3,667

Diluted	3,755	3,752	3,786	3,742

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$5,614	$6,334
Accounts receivable, net of allowance for uncollectible accounts of $505 in 2011 and $572 in 2010, respectively	8,542	8,057
Unbilled receivables	3,832	1,664
Prepaid and other current assets	1,233	1,395
Deferred income taxes	93	177

Total current assets	19,314	17,627

Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,567	1,465
Enterprise software	675	675
Leasehold improvements	544	544

	2,786	2,684
Less – accumulated depreciation	(2,601)	(2,499)

Net equipment, enterprise software, and leasehold improvements	185	185

Intangible assets, net	63	93
Investment in unconsolidated affiliate	—	5
Deferred financing costs, net of amortization	81	—
Goodwill	405	405
Deferred income taxes	87	82

Total assets	$20,135	$18,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,013	$2,695
Accrued payroll and related costs	4,748	3,024
Other accrued liabilities	258	189
Deferred revenue	103	141

Total current liabilities	7,122	6,049

Total liabilities	7,122	6,049

Commitments and contingent liabilities (Note 4)

Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 100,000,000 shares authorized and 3,710,113 shares issued as of September 30, 2011 and 3,691,363 shares issued as of December 31, 2010	37	37
Additional paid-in capital	10,086	9,962
Retained earnings	3,209	2,349
Treasury stock, at cost; 77,070 shares as of September 30, 2011	(319)	—

Total shareholders’ equity	13,013	12,348

Total liabilities and shareholders’ equity	$20,135	$18,397

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$860	$359
Adjustments to reconcile net income to cash (used in) operating activities:
Depreciation and amortization	134	120
Bad debt (credit) expense	(50)	(50)
Stock-based compensation expense	182	223
Deferred income taxes, net	79	124
Loss in unconsolidated affiliate	5	—
Working capital items:
Accounts receivable and unbilled receivables	(2,603)	(1,598)
Prepaid and other current assets	162	(524)
Accounts payable	(682)	58
Accrued payroll and related costs	1,724	1,186
Other accrued liabilities	69	(108)
Deferred revenue	(38)	78

Net cash flows (used in) operating activities	(158)	(132)

INVESTING ACTIVITIES:
Acquisition of Curastat, Inc., (net of cash acquired and issuance of contingent earn-out debt)	—	(1,145)
Capital expenditures	(102)	(70)

Net cash flows (used in) investing activities	(102)	(1,215)

FINANCING ACTIVITIES:
Payment of deferred financing costs	(83)	—
Purchase of treasury stock and other equity securities	(369)	—
Proceeds from the exercise of stock options	22	178
(Reduction) in excess tax benefits related to stock options, net	(30)	(14)

Net cash flows provided by (used in) financing activities	(460)	164

Net change in cash and cash equivalents	(720)	(1,183)
Cash and cash equivalents, beginning of period	6,334	7,113

Cash and cash equivalents, end of period	$5,614	$5,930

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

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

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the SEC on March 17, 2011. Additionally, our operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011 or for any other period.

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

As of September 30, 2011, the Company has $405,000 of goodwill recorded on its balance sheet related to the January 2, 2010 acquisition of Curastat, Inc. There was no activity in our goodwill account during the nine months ended September 30, 2011 and September 30, 2010, other than the initial recording of goodwill on the Curastat acquisition date.

3.	Intangible Assets

Intangible assets consist of customer relationships, trade name and non-compete covenants related to the acquisition of Curastat, Inc. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 2 to 5 years. Intangible assets were comprised of the following as of September 30, 2011:

	As of September 30, 2011
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$60	$21	$39
Trade name	50	29	21
Non-compete covenants	40	37	3

Total intangible assets	$150	$87	$63

Amortization expense for the nine months ended September 30, 2011 and 2010 was $30,000 and $31,000 respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which provides that up to 800,000 shares of the Company’s common stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three and nine months ended September 30, 2011, the Company granted nil and 6,000 stock options, respectively. During the three and nine months ended September 30, 2011, the company granted nil and 90,000 restricted stock awards, respectively. During the three and nine months ended September 30, 2010, the Company granted nil and 25,000 stock options, respectively. No restricted stock awards were granted in 2010. As of September 30, 2011, there were 296,308 shares available for grant under the Plan. On October 10, 2011, the Company granted 200,000 stock options to its newly appointed President and Chief Executive Officer, D. Kevin Horner, at an exercise price of $3.01.

7.	Stock-Based Compensation

Stock-based compensation expense for the three months ended September 30, 2011 and 2010 was $56,000 and $65,000, respectively, and for the nine months ended September 30, 2011 and 2010 was $182,000 and $223,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2011, the Company issued nil and 18,750 shares related to the exercise of stock options. During the three and nine months ended September 30, 2010, the Company issued 4,450 and 69,647 shares, respectively, related to the exercise of stock options.

8.	Income Taxes

The components of income before income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Amounts in Thousands)		(Amounts in Thousands)
Income before income taxes:
Domestic	$710	$325	$1,383	$613
Foreign	0	0	0	0

Income before income taxes	$710	$325	$1,383	$613

The provision for income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Amounts in Thousands)		(Amounts in Thousands)
Current provision:
Federal	$110	$67	$424	$113
State	4	8	20	17

Total current provision	114	75	444	130

Deferred provision:
Federal	130	52	45	104
State	25	11	34	20

Total deferred provision	155	63	79	124

Total provision for income taxes	$269	$138	$523	$254

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three and nine months ended September 30, 2011 and 2010 were as follows (amounts in thousands):

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
Income taxes computed at the federal statutory rate	$248	35.0%	$114	35.0%
State income taxes, net of federal tax benefit	29	4.0	19	5.9
Other — net	(8)	(1.1)	5	1.6

	$269	37.9%	$138	42.5%

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
Income taxes computed at the federal statutory rate	$484	35.0%	$215	35.0%
State income taxes, net of federal tax benefit	54	3.9	37	6.1
Other — net	(15)	(1.1)	2	0.3

	$523	37.8%	$254	41.4%

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) as well as by state and local authorities. During the three months ended June 30, 2011, the IRS completed its examination of the Company’s federal income tax return for the year 2008 (post spin-off). Amendments to our income tax returns as a result of such examination were immaterial and are reflected in the Condensed Consolidated Financial Statements. No pending federal income tax matters or disputes exist for this period.

9.	Shareholders’ Equity

On December 23, 2010, the Company announced a share repurchase program of up to 750,000 shares of the Company’s common stock over a two year period. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws. Under the program, 45,302 and 77,070 shares were purchased during the three and nine months ended September 30, 2011, respectively. The average price of shares purchased during the three and nine months ended September 30, 2011 was $4.13 and $4.11, respectively.

10.	Revenue Concentration

For the three months ended September 30, 2011, the Company had two clients that exceeded 10% of total revenue (IBM = 14.1% and TEK Systems = 10.3%). For the three months ended September 30, 2010, the Company had the same two clients that exceeded 10% of total revenue (IBM = 19.5% and TEK Systems = 10.5%). For the nine months ended September 30, 2011, the Company had two clients that exceeded 10% of total revenue (IBM = 14.8% and TEK Systems = 11.0%). For the nine months ended September 30, 2010, the Company had the same two clients that exceeded 10% of total revenue (IBM = 19.0% and TEK Systems = 10.3%).

The Company’s top ten clients represented approximately 54% and 58% of total revenues for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, the Company’s top ten clients represented approximately 58% and 56% of total revenues, respectively.

11.	Related Party Transactions

The Company transacts with its former parent’s affiliate, as indicated below. The Company’s Co-Chairmen each have an ownership interest in iGATE Patni Corporation in excess of 10%.

Transactions with iGATE Patni’s Affiliate

iGATE Global Solutions provides the Company with offshore contractors and IT support services. These services are provided under negotiated agreements between the parties. For the three months ended September 30, 2011 and 2010, the Company paid iGATE Global Solutions $229,000 and $270,000, respectively, for such services provided. For the nine months ended September 30, 2011 and 2010, the Company paid $641,000 and $629,000 for such services, respectively.

Accounts Payable with iGATE Patni’s Affiliate

At September 30, 2011 and 2010, the Company had accounts payable balances of $235,000 and $159,000, respectively, due to iGATE Global Solutions.

12.	Earnings Per Share

The computation of basic earnings per share (“EPS”) is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.

For the three months ended September 30, 2011 and 2010, the computation of diluted earnings per share does not include 251,000 and 251,000 stock options, respectively, as the effect of their inclusion would have been anti-dilutive. For the nine months ended September 30, 2011 and 2010, 250,000 and 246,000 stock options, respectively, were not included in the computation of earnings per share.

13.	Severance Charges

The Company incurred approximately $100,000 of severance costs during the three months ended March 31, 2011, related to the Company’s realignment of roles within its recruitment organization. These costs are included as selling, general and administrative expense in the Company’s Consolidated Statements of Operations. The payment of this severance was made over the six-month period ending September 30, 2011.

14.	Credit Facility

On August 31, 2011, the Company entered into a three-year credit facility with PNC Bank, N.A. (“PNC”), replacing its previous PNC credit facility that was set to expire on October 15, 2011. The new facility is comprised of a $15 million revolving credit loan and a $4 million delayed draw term loan and is secured by pledges of and first priority perfected security interest in substantially all of the Company’s assets. Advances under the revolving credit loan are limited to a borrowing base that consist of the sum of 85% of eligible accounts receivable and 60% of eligible unbilled accounts.

Interest on borrowings will be charged at a rate equal to, at the Company’s election, either (a) the higher of PNC’s prime rate or the federal funds rate plus 50%, plus an applicable margin; or (b) adjusted LIBOR plus an applicable margin. The applicable margin on the base rate is between 0.25% and 0.75% on revolving credit loans and between 0.75% and 1.25% on the delayed draw term loans. The applicable margin on the adjusted LIBOR rate is between 1.25% and 1.75% on revolving credit loans and between 1.75% and 2.25% on the delayed draw term loans. The actual applicable margin is based on the Company’s senior leverage ratio. A 20 basis point per annum commitment fee on the unused portion of the facility is charged and due quarterly in arrears. As of September 30, 2011, our borrowing availability totaled $13.8 million and no borrowings were outstanding.

The loan agreement contains standard financial covenants, including but not limited to, covenants related to the Company’s leverage ratio, senior leverage ratio and fixed charge ratio (as defined under the Loan Agreement) and limitations on liens, indebtedness, guarantees and contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of September 30, 2011, the Company was in compliance with all provisions under the facility.

Amounts to be borrowed under the credit facility will be used, among other things, (i) for working capital and general corporate purposes, (ii) for the issuance of standby letters of credit, and (iii) to facilitate acquisitions and stock repurchases should the Company decide to take such actions.

15.	Subsequent Events

None. The Company has performed a review of events subsequent to the balance sheet date.

16.	Recently Issued Accounting Standards

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

In September, 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350)”. The amendments in this Update permit an entity to first assess qualitative factors to determine whether it is more likely than not (defined as having a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for test described in Topic 350. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

The Company aggregates its IT and healthcare operating segments based on the nature of services and, accordingly, has one reportable segment. Thus, no segment related disclosures are presented. However, the Company tracks and evaluates its revenues and gross profits by four distinct sales channels: wholesale IT; retail IT; specialized healthcare and permanent placements / fees. Our wholesale IT channel consists of system integrators and other IT staffing firms with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. Our retail IT channel focuses on clients that are end-users of IT staffing services. Within the retail channel are end-user clients that have retained a third party to provide vendor management services, commonly known in the industry as Managed Service Providers (“MSP”). The specialized healthcare channel clients consist of hospitals and other healthcare facilities that utilize our staffing professionals. Permanent placement / fee revenues are incidental revenues derived as by-product opportunities of conducting our core contract staffing business.

Recent Developments:

As announced in our press release on October 11, 2011 and disclosed in our Form 8-K filed on October 13, 2011, the Board of Directors of the Company appointed D. Kevin Horner as the Company’s President and Chief Executive Officer on October 10, 2011.

Critical Accounting Policies:

Our critical accounting policies are described in Note 1 “Summary of Significant Accounting Policies” of the notes to our audited Consolidated Financial Statements, included in our 2010 Annual Report on Form 10-K.

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the last half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. In 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. During the first nine months of 2011, activity levels have trended up at a modest and uneven pace. However, a challenging U.S. job market is a concern for the balance of the year and as we enter 2012.

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

Results of Operations for the Three Months Ended September 30, 2011 as Compared to the Three Months Ended September 30, 2010:

Revenues:

Revenues for the three months ended September 30, 2011 totaled $23.5 million, compared to $18.9 million for the corresponding three month period in 2010. This 24% year-over-year revenue increase largely reflects a higher demand for the company’s IT services and the geographical expansion of our healthcare business. Billable IT headcount at September 30, 2011 totaled 542 consultants compared to 474 consultants, one-year earlier. For the three-months ended September 30, 2011 our billable IT headcount increased by 12 consultants.

Below is a tabular presentation of revenues by sales channel for the three months ended September 30, 2011 and 2010, respectively:

Revenues (Amounts in millions)	Three months ended September 30, 2011	Three months ended September 30, 2010
Wholesale IT Channel	$15.0	$12.6
Retail IT Channel	5.9	4.8
Specialized Healthcare	2.4	1.4
Permanent Placements / Fees	0.2	0.1

Total revenues	$23.5	$18.9

Revenues from our wholesale IT channel increased approximately 19% in the three month period ended September 30, 2011 compared to the corresponding 2010 period. Higher revenue levels from both staffing clients (up 24%) and integrator clients (up 17%) were driven by stronger demand for IT services. Retail IT channel revenues were up approximately 23% during the three months ended September 30, 2011 compared to the period one-year earlier. Most of this increase came from higher demand at many of our MSP clients. Healthcare revenues increased by 70% for the three month period ended September 30, 2011 compared to the corresponding period a year earlier. This improvement reflects an expansion of our service offerings and the geographies in which we market such services. Permanent placement / fee revenues were approximately $0.1 million higher in the 2011 period compared to the 2010 period, due to stronger demand.

During the three months ended September 30, 2011, we had two clients that represented more than 10% of total revenues (IBM = 14.1%; and TEK Systems = 10.3%). During the three months ended September 30, 2010, we had two clients that represented more than 10% of total revenue (IBM = 19.5% and TEK Systems = 10.5%). During the 2011 period, our top ten clients represented approximately 54% of total revenues compared to 58% of total revenues in the corresponding 2010 period.

Gross Margin:

Gross profits in the third quarter of 2011 were $4.6 million, or approximately $1.0 million higher than the third quarter of 2010. Gross profit as a percentage of revenue increased to 19.8% for the three month period ending September 30, 2011 compared to 19.3% for the three month period a year earlier. The gross margin improvement reflected margin expansion in our specialized healthcare business and higher permanent placement revenues in the 2011 period compared to the 2010 period.

Below is a tabular presentation of gross margin by sales channel for the three months ended September 30, 2011 and 2010, respectively:

Gross Margin	Three months ended September 30, 2011	Three months ended September 30, 2010
Wholesale IT Channel	18.9%	18.8%
Retail IT Channel	19.8	20.6
Specialized Healthcare	20.1	15.5
Permanent Placements / Fees	100.0	100.0

Total gross margin	19.8%	19.3%

Wholesale IT channel gross margins increased by 10 basis points for the three months ended September 30, 2011 compared to the 2010 period. This performance reflects slightly higher margins at our integrator clients, partially offset by slightly lower margins at our staffing clients. Retail IT gross margins were down 80 basis points during the three months ended September 30, 2011 compared to 2010, due to a combination of lower channel pricing and an unfavorable mix of business between end-user and MSP clients. Specialized healthcare gross margins improved significantly in the 2011 period compared to a year earlier, largely due to the expansion into higher valued service offerings.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the three months ended September 30, 2011 totaled $3.9 million or 16.7% of revenues, compared to $3.3 million or 17.5% of revenues for the three months ended September 30, 2010. The increase in SG&A expenses largely reflected investments made in our sales and recruiting organizations during the last twelve months. Fluctuations within SG&A expense components during the 2011 period compared to a year earlier included the following:

•	Sales expense was $0.2 million higher in the 2011 period due to an increase in sales staff and higher commission and bonus expenses.

•

Recruiting expense was up in the 2011 period by $0.1 million due to an increase in recruiting staff and higher-variable type expenses such as commissions, visa processing fees, and job board access fees.

•	General and administrative expense in 2011 was higher by $0.3 million due to increased staff in our healthcare business, and higher bonus, travel and entertainment expenses.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended September 30, 2011 consisted of interest expense of $9,000; a foreign exchange loss of $6,000; and a $3,000 loss related to the closure of a joint venture. For the three months ended September 30, 2010, Other Income / (Expense) consisted of interest expense of $5,000 and foreign exchange gain of $1,000. The higher interest expense in the 2011 period reflects the amortization of deferred financing costs related to our August 31, 2011 amended credit facility with PNC Bank, N.A.

Income Tax Expense:

Income tax expense for the three months ended September 30, 2011 totaled $269,000, representing an effective tax rate on pre-tax income of 37.9%, compared to $138,000 for the three months ended September 30, 2010, which represented a 42.5% effective tax rate on pre-tax income. A lower aggregate state tax rate in the 2011 period was responsible for the lower effective tax rate.

Results of Operations for the Nine Months Ended September 30, 2011 as Compared to the Nine Months Ended September 30, 2010:

Revenues:

Revenues for the nine months ended September 30, 2011 totaled $65.5 million, compared to $51.5 million for the corresponding nine-month period in 2010. This 27% year-over-year revenue increase largely reflects a higher demand for the company’s IT services in the 2011 period and the geographical expansion of our healthcare business.

Below is a tabular presentation of revenues by sales channel for the nine months ended September 30, 2011 and 2010, respectively.

Revenues (Amounts in millions)	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Wholesale IT Channel	$42.4	$32.4
Retail IT Channel	16.4	14.7
Specialized Healthcare	6.3	4.2
Permanent Placements / Fees	0.4	0.2

Total revenues	$65.5	$51.5

Revenues from our wholesale IT channel increased 31% in the nine-month period ended September 30, 2011 compared to the corresponding 2010 period. Higher revenue levels from both staffing clients (up 27%) and integrator clients (up 33%) were driven by stronger demand for IT services. Retail IT channel revenues were up approximately 11% during the nine months ended September 30, 2011 compared to the period one-year earlier. A 19% increase in demand from our MSP clients and a 1% increase at end-user clients were responsible for the improvement. Healthcare revenues increased by 52% for the nine-month period ended September 30, 2011 compared to the corresponding period a year earlier. This improvement reflects an expansion of our service offerings and the geographies in which we market such services. Permanent placement / fee revenues were approximately $0.2 million higher in the 2011 period compared to 2010, due to higher demand.

During the nine months ended September 30, 2011, we had two clients that represented more than 10% of total revenues (IBM = 14.8% and TEK Systems = 11.0%). During the nine months ended September 30, 2010, we had the same two clients that represented more than 10% of total revenue (IBM = 19.0% and TEK Systems = 10.3%). During the 2011 period, our top ten clients represented approximately 58% of total revenues compared to 56% of total revenues in the corresponding 2010 period.

Gross Margin:

Gross profits generated in the nine-month period ended September 30, 2011 totaled $12.9 million, or approximately $2.9 million higher than during the corresponding 2010 period. Gross profit as a percentage of revenue totaled 19.7% in the nine month period ended September 30, 2011 compared to 19.6% in the corresponding period one-year earlier. This increase reflects improvements in our healthcare business and higher permanent placement activity, partially offset by slight margin declines in both our wholesale and retail IT channels.

Below is a tabular presentation of gross margin by sales channel for the nine months ended September 30, 2011 and 2010, respectively:

Gross Margin	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Wholesale IT Channel	18.8%	19.1%
Retail IT Channel	20.5	20.6
Specialized Healthcare	18.7	15.9
Permanent Placements / Fees	100.0	100.0

Total gross margin	19.7%	19.6%

Wholesale IT channel gross margins declined by 30 basis points for the nine months ended September 30, 2011 compared to the 2010 period. This performance reflects lower levels of ERP assignments at our integrator clients and slightly lower margins at our staffing clients. Retail IT gross margins were down 10 basis points during the nine months ended September 30, 2011 compared to the corresponding 2010 period. This slight decline was due to lower pricing at end-user clients and an unfavorable mix of business between end-user and MSP clients, partially offset by upgrades in consultant skill sets utilized on new MSP assignments during the first half of 2011. Specialized healthcare gross margins improved significantly in the nine months ended September 30, 2011 compared to a year earlier, largely due to the expansion into higher valued service offerings.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the nine months ended September 30, 2011 totaled $11.5 million or 17.6% of revenues, compared to $9.4 million or 18.3% of revenues for the nine months ended September 30, 2010. The increase in SG&A expenses largely reflected investments made in our sales and recruiting organizations during the last twelve months. Fluctuations within SG&A expense components during the 2011 period compared to a year earlier included the following:

•	Sales expense was $0.8 million higher in the 2011 period due to an increase in sales staff and higher commission and bonus expenses.

•

Recruiting expense was up in the 2011 period by $0.8 million due to an increase in recruiting staff, higher variable-type expenses (commissions, visa processing fees, job board access fees, etc.) and severance costs related to leadership changes made to our recruiting organization in March 2011.

•	General and administrative expense in 2011 was higher by $0.5 million due to an increase in staff and higher bonus and employee relations expenses.

Other Income / (Expense) Components:

Other Income / (Expense) for the nine months ended September 30, 2011 consisted of interest expense of $21,000, foreign exchange losses of $6,000 and a $5,000 loss related to the closure of a joint venture. For the nine months ended September 30, 2010, Other Income / (Expense) consisted of interest expense of $16,000 and foreign exchange losses of $2,000.

Income Tax Expense:

Income tax expense for the nine months ended September 30, 2011 totaled $523,000, representing an effective tax rate on pre-tax income of 37.8%, compared to $254,000 for the nine months ended September 30, 2010, which represented a 41.4% effective tax rate on pre-tax income. A lower aggregate state tax rate in the 2011 period was responsible for the lower effective tax rate.

Liquidity and Capital Resources:

At September 30, 2011, we had $5.6 million of cash and equivalents on hand. In addition to our cash balances, we have access to a credit facility with $19 million of maximum availability, under which our borrowing availability was $13.8 million as of September 30, 2011. Our prior credit facility with PNC Bank, N.A. was amended on August 31, 2010 to increase the maximum availability from $10 million to $19 million. This amended credit facility expires on August 31, 2014.

Historically, we have funded our business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At September 30, 2011, our accounts receivable “days sales outstanding” (“DSO’s”) measurement was 50-days, unchanged from a quarter ago. We expect cash provided by operating activities and our cash balances on hand to adequately to fund our business needs during the balance of 2011, exclusive of acquisitions and activities related to our share repurchase program.

Cash flows used in operating activities:

Cash used in operating activities for the nine months ended September 30, 2011 totaled $0.2 million compared to $0.1 million during the nine months ended September 30, 2010. Elements of cash flows during the 2011 period were net income of $0.9 million, non-cash charges of $0.3 million and an offsetting increase in operating working capital levels of $1.4 million. During the nine months ended September 30, 2010, elements of cash flows included net income of $0.4 million, non-cash charges of $0.4 million and an offsetting increase in operating working capital of $0.9 million.

Cash flows used in investing activities:

Cash used in investing activities for the nine months ended September 30, 2011 totaled $0.1 million compared to $1.2 million for the nine months ended a year earlier. In 2011, capital expenditures accounted for our entire cash needs. In the 2010 period, the acquisition of Curastat, Inc. was largely responsible for the use of cash in investing activities.

Cash flows provided by / (used in) financing activities:

Cash used in financing activities for the nine months ended September 30, 2011 totaled $0.5 million and largely related to common shares purchased under the Company’s previously announced share repurchase program and deferred financing costs incurred on our amended credit facility with PNC Bank. In the 2010 period, $0.2 million of cash was provided by financing activities and related to the proceeds from stock option exercises.

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

In September, 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350)”. The amendments in this Update permit an entity to first assess qualitative factors to determine whether it is more likely than not (defined as having a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for test described in Topic 350. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in Mastech’s internal control over financial reporting that occurred during the third quarter that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2010.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our common stock repurchased during the third quarter of 2011 under the 750,000 share repurchase program authorized by our Board of Directors and publicly announced on December 23, 2010, is set forth in the following table. All such shares of common stock were repurchased pursuant to open market transactions. This repurchase program expires on December 23, 2012.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs

July 1, 2011 – July 31, 2011	—	$—	—	718,232
August 1, 2011 – August 31, 2011	42,182	4.14	42,182	676,050
September 1, 2011 – September 30, 2011	3,120	4.00	3,120	672,930

Total	45,302	$4.13	45,302

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of, 2002 by the Chief Financial Officer is filed herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to the liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of November, 2011.

MASTECH HOLDINGS, INC.

November 2, 2011	/S/ D. Kevin Horner
D. Kevin Horner
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