Form 10-K
period 2011-12-31
Mastech Holdings, Inc.
filed 2012-03-23
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 (based on the closing price on such stock as reported by NYSE Amex on such date) was $5,546,773.

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of February 29, 2012 was 3,571,132 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for May 16, 2012 to be filed with the Commission, are incorporated by reference into Part III of this report.

MASTECH HOLDINGS, INC.

2011 FORM 10-K

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

Overview

Mastech Holdings, Inc. (referred to in this report as “Mastech”, the “Company”, “us”, “our” or “we”) is a provider of IT and specialized healthcare staffing services. Headquartered in Pittsburgh, Pennsylvania, we have approximately 600 consultants that provide services across a broad spectrum of industry verticals. From July 1986 through September 2008, we conducted our business as subsidiaries of iGATE Corporation (“iGATE”). We do not sell, lease or otherwise market computer software or hardware, and 100% of our revenue is derived from the sale of staffing services.

Our IT staffing business combines technical expertise with business process experience to deliver a broad range of services within business intelligence / data warehousing; web services; enterprise resource planning & customer resource management; and e-Business solutions. We work with businesses and institutions with significant IT spending and recurring staffing needs. We also support smaller organizations with their “project focused” temporary IT staffing requirements.

Sales and marketing of our IT staffing business is conducted through account executives within two sales channels (wholesale and retail). Much of these efforts employ a cost-effective telesales model, supplemented with selective travel and client visits. The wholesale channel consists of system integrators and other IT staffing firm clients, with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. The retail channel focuses on clients that are end-users of staffing services. This channel includes our branch services operations, which focuses on clients that are end-users of staffing services in select geographies within the U.S. The branch services model employs local sales and recruitment resources, aimed at establishing strong relationships with both clients and candidates. The balance of the retail channel consists primarily of end-users who have retained a third party to provide vendor management services (a “managed service provider” or “MSP”) and to centralize the consultant hiring process.

Our healthcare staffing business provides specialized healthcare professionals to hospitals and other healthcare facilities. Our specialized professionals include surgical nurses, occupational, physical, speech and behavioral therapists and locum tenens physicians. These service offerings utilize sales and recruitment models focused on establishing long lasting relationships with both clients and candidates.

We recruit through Global Recruiting Centers located in the U.S. and India that deliver a full range of recruiting and sourcing services. Our centers employ approximately 80 recruiters and sourcers that focus on recruiting U.S. based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests due to our offshore recruiting capabilities, with investment in sourcing and recruiting processes, expanding search coverage, round-the-clock sourcing, and frequent candidate contact, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

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

Established in 1986, our business model focused on importing global IT talent to the U. S. to meet the growing demand for IT professionals. In the early 2000’s, the demand for IT professionals cooled and the supply of IT resources quickly exceeded a declining demand curve. No longer was there a need to recruit abroad for technology talent, as supply was abundant in the U.S. Accordingly, the Company retooled its recruiting model to focus on the recruitment of U.S.-based IT talent. Given the Company’s reputation with, and knowledge of, H1-B visas, part of our recruiting efforts focused on attracting H1-B visa holders currently in the U.S. This approach gave the Company access to a larger and differentiated recruiting pool compared to many of its competitors.

In 2003, the Company launched its offshore Global Recruitment Center model in an effort to meet an increase in industry demand with lower cost recruiting resources. Over the last nine years, the Company has made significant investment in these centers to improve infrastructure, processes and effectiveness. Additionally, in recent years we have made key investments in our domestic recruitment structure, primarily to support our IT retail channel.

During 2010, the Company made two strategic moves designed to enhance and expand its service offerings. In January, 2010, the Company acquired Curastat, Inc., an Arizona-based specialized healthcare staffing organization. This acquisition, along with the creation of Mastech Healthcare, Inc., expanded the Company’s service offerings into the healthcare staffing space. Also in January, 2010, the Company sold its brokerage operations staffing business, thus focusing on its core IT and healthcare staffing operations.

Our Business

Our revenues are principally generated from contract staffing services that are provided on a time and material basis. Typically, we negotiate our business relationship by using one of three methods to gain agreement on the services to be provided. We either establish our relationship based on a simple standard term sheet; create a Statement of Work (“SOW”) specific to a project; or enter into a master service agreement with a client that describes the framework of our relationship. In each case, a client will submit to us positions and / or requirements that they plan on satisfying by using temporary contractors. We propose consultants to the client that we believe satisfy their needs and propose an hourly bill rate for each consultant submitted. The client will select our consultant or a competing firm’s consultant based on their view of quality, fit and pricing. Contractual consultant specific details, such as billable rates, are documented as an annex to the agreement type that is chosen by the client.

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

The wholesale IT channel consists of system integrators and other IT staffing firm customers with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. Revenues from this channel represented 65% of our total revenues in 2011. Over the last several years, more of our IT revenues have come from the wholesale channel as a percentage of total revenues. Most of our strategic relationships in this channel are established at the vice president / sales director level. Account executives generally are responsible for expanding existing client relationships. We supplement these marketing activities through our sales organization in India, whose account executives target smaller IT staffing clients within the wholesale channel. Generally, these account executives call (telesales) on potential new customers within an assigned U.S. territory.

Our retail IT channel focuses on customers that are end-users of IT staffing services. Revenues from this channel represented 25% of our total revenues in 2011. Account executives at our branch operations call on, and meet with, potential new customers and are also responsible for maintaining existing client relationships within their geographic territory. Account executives are paired with recruiters and both receive incentive-based compensation based on revenue generation activities using a localized sales and recruitment model. Within the retail channel, many end-users of IT staffing services have retained a third party to provide vendor management services to centralize the consultant hiring process and reduce costs. Under this arrangement, the third-party managed service provider (“MSP”) retains control of the vendor selection and vendor evaluation process, which weakens the relationship built with the client. Our lower-cost centralized telesales model and highly efficient offshore recruiting model have better positioned us to respond to the growing use of MSPs.

Our healthcare channel consists of hospitals and healthcare facility clients with a need to supplement their existing staff of nurses, therapists and physicians. Revenues from this channel represented 10% of our total revenues in 2011. Account executives at our healthcare operations call on, and meet with, both existing and prospective clients within an assigned geographic territory. Account executives work closely with local recruiters to match available candidates with outstanding client needs.

Permanent placement activity can be generated from all three of our sales channels. However, such opportunities are largely by-products of conducting our core contract staffing business. During 2011, permanent placement fees continued to represent less than 1% of total revenues.

Recruiting

We operate five global recruiting centers located in the U.S. and two in India that deliver a full range of recruiting and sourcing services. Our centers employ approximately 80 recruiters and sourcers that focus on recruiting U.S. based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests faster than the competition is critical for success in our industry as most staffing firms access the same candidate pool via job boards and websites. Our offshore recruiting capabilities, with investment in sourcing and recruiting processes, expanding search coverage, around-the-clock sourcing, and frequent candidate contact, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

We have continued to invest in leading technologies and recruitment tools to enhance efficiency. For example, we use web-based tools to expand the reach of our candidate searches. We also employ a state-of-the-art applicant tracking system that has proprietary tool-kits and job board / internet interfacing capabilities, resulting in further operational efficiencies.

In 2011, we upgraded our offshore recruitment offices in both Bangalore and New Delhi. Our new facilities provide our offshore organization with state-of-the-art infrastructure, workforce amenities and ample space for expansion. Our New Delhi office includes modern training facilities in a class-room setting.

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

Technology Focus of our IT Operations

We provide technologies and maintain strategic relationships with industry leaders, such as IBM, Oracle and Accenture, in many high demand areas. Our IT staffing services are concentrated in the following areas:

SOA / Web Services	ERP / CRM / PILC	BI / DW	e-Business Solutions
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

•    Integration of e-
Commerce portals
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

Our Enterprise Solutions practice helps clients design and implement Enterprise Resource Planning and Customer Relationship Management software. We have expertise in assisting clients at all stages of an enterprise solutions life cycle, resulting in long lasting relationships.

The Enterprise Solutions Life Cycle includes the following phases:

•	Project Initiation Phase

•	Definition Phase

•	Development Phase

•	Deployment Phase

•	Support Phase

We have completed numerous projects in the ERP space, which range from the implementation of stock systems to fully customized applications. Our consultants are well versed in the leading ERP solutions (including SAP and Oracle Applications) and their functional experience crosses many disciplines including the following areas:

•	Finance and Accounting

•	Inventory and Purchasing

•	Project Billing and Costing, Sales, Distribution and Services

•	Manufacturing (including Planning)

•	Marketing and Call Center Support

•	Product Data Management and Data Warehousing

•	Supply Chain Management

•	Human Capital Solutions

•	Customer Relationship Management

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

We have a long history of being a leading provider of Web-based consulting services. Our consultants have worked on some of the largest and most prestigious eCommerce applications in existence today. Our Web development practice provides services at every stage of Web development, including business process assessment, software selection, implementation expertise and post-implementation support services. We offer a full range of certified Web professionals including engagement managers, project managers, data/technical architects, business analysts and technical developers. We have a proven track record and expertise in the following Web technologies:

1)	Microsoft technologies (Net, MS Web Services, IIS, MTS and others)

2)	Java and related technologies including:

•	J2EE

•	IBM Websphere

•	WebLogic

•	Apache

•	Open Source software

•	XML-based technology

•	N-tier architecture applications

•	Web-enabling existing applications

Specialized Focus of Healthcare Operations

Our healthcare staffing services are focused on the following specific areas:

•	Surgical nurses

•	Physical therapists

•	Occupational therapists

•	Speech therapists

•	Behavioral therapists

•	Locum Tenens physicians

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

We provide our IT services across a broad spectrum of industry verticals including: Automotive, Consumer Products, Education, Financial Services, Government, Healthcare, Manufacturing, Retail, Technology, Telecommunications, Transportation and Utilities. Below is a breakdown of our IT billable consultant base by industry as of December 31, 2011:

• Healthcare: 24%	• Government: 7%
• Financial Services: 21%	• Retail: 5%
• Technology: 20%	• Other: 10%
• Telecom: 13%

Our client-base consists of large, medium-sized and small companies that span across multiple industry verticals. IBM and TEK Systems are our top two clients representing 14.8% and 10.8% of total 2011 revenues, respectively. Our services to IBM and TEK Systems generally supplement their needs for IT professionals to staff end-client projects. Approximately 57% of our total revenues were generated from our top ten clients during 2011.

Employees

At December 31, 2011, we had approximately 550 U.S. employees and 110 employees offshore. None of our employees are subject to collective bargaining agreements governing their employment with our Company. We employ our consultants on both an hourly and salary basis. Most of our salaried employees are H1-B technical visa holders. We enjoy a good reputation within the H1-B visa community, which allows us to tap a very broad candidate pool. Most of our hourly employees are U.S. citizens. On average, we maintain a balanced composition of salaried and hourly employees. We believe that our employee relations are good.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation practices. Accordingly, we typically have lower utilization rates and higher benefit costs during the fourth quarter.

Our Competitive Position

We operate in a highly competitive and fragmented industry, with low barriers to entry. We compete for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, other staffing services firms and, to a lesser extent, temporary personnel agencies. Many of our competitors are significantly larger and have greater financial resources in comparison to us. We believe that the principal competitive factors for securing and building client business relationships are driven by our ability to precisely comprehend our client’s requirements in the way of skills and abilities and by providing highly qualified consultants who are motivated to meet or exceed our client’s expectations. We must be able to do this efficiently to provide speed to market with pricing that is competitive and represents value to both our clients and our consultants. The principal competitive factors in attracting qualified personnel are compensation, availability, location and quality of projects and schedule flexibility. We believe that many of the professionals included in our database may also pursue other employment opportunities. Therefore, our responsiveness to the needs of these professionals is an important factor in our ability to be successful.

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

Experienced management team

Our management team, comprised of business leaders with deep industry experience, is a unique blend of executives with significant Mastech experience and others who have held leadership roles in other companies. We believe this talent, with combined experience across a variety of industries, allows us to capitalize on the positives of our existing business model and at the same time improve our service offerings, internal processes and long-term strategy for future growth.

We employ a human resource management model, featuring portal technology as well as immigration support services, for our widely dispersed consultant base. This model enables us to maintain attrition rates that are below industry averages.

Expertise in high-demand IT skills

We have substantial expertise in certain IT skills including: enterprise resource planning and customer relationship management; service oriented architecture and web services; business intelligence and data warehousing; and web development. We also have the capacity to take advantage of demand growth in these sectors, as we are well positioned in terms of scale, technical capabilities, and client base. In addition, we have relationships with industry leaders such as IBM, Oracle and Accenture, who are among the leading providers of such services.

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

The financial statements in this Annual Report on Form 10-K for the periods ended after the Distribution are presented on a consolidated basis and include the accounts of Mastech and its wholly-owned subsidiaries. The financial data for the periods presented before the Distribution are presented on a combined basis and represent those entities that were ultimately transferred to Mastech as part of the spin-off. The assets and liabilities presented have been reflected on a historical basis, as such assets and liabilities were owned by iGATE prior to the Distribution. It is important to note that the financial data for the periods presented before the Distribution do not include all of the actual expenses that would have been incurred had Mastech operated as a stand-alone entity during the periods presented and do not reflect Mastech’s combined results of operations, financial position, and cash flows had Mastech been a stand-alone company during the periods presented. The results of operations, financial position, and cash flows for periods before the Distribution are not necessarily indicative of the results that may be expected for any other future period as a result of the presentation described above.

We entered into agreements with iGATE prior to the spin-off which may impact our business in future periods, including:

Separation and Distribution Agreement

This agreement provides for cross-indemnities, principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of iGATE’s retained businesses with iGATE.

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

We recruit IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the U.S. As of December 31, 2011, approximately 42% of our U.S. IT workforce was working under Mastech sponsored H1-B temporary work permits. Statutory law limits the number of new H1-B petitions that may be approved in a fiscal year, and if we are unable to obtain H1-B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. Additionally, legislation could be enacted limiting H1-B visa holders’ employment with staffing companies, which could result in reduced revenues and / or a higher cost of recruiting.

In recent years, the vast majority of our H1-B hires were not subject to the annual quota limiting H1-B visas because they were already in the U.S. under H1-B visa status with other employers. As a result, the negative impact on recruiting due to the exhaustion of recent H1-B quotas was not substantial. However, unless Congress increases the annual H1-B quota, the pool of H1-B workers in the U.S., who were charged against previous years’ quotas, will decline. Such a development would make H1-B worker recruiting more difficult. Absent positive legislation, in the long-term, the pool of available H1-B workers in the U.S. that are not subject to the annual quota may eventually be substantially limited. A limitation of H1-B workers could decrease our revenues if we are not able to recruit enough domestic workers to provide sufficient numbers of IT professionals to our clients.

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

Within our IT retail and healthcare sales channels, many larger users of staffing services are employing Managed Service Providers (“MSP”) to manage their contractor expenses in an effort to drive down overall costs. The impact of this shift towards the MSP model has been to lower our gross margins. Should this trend towards utilizing the MSP model continue, it is likely that our gross margins will be pressured in the future. In addition, if larger users of staffing services continue to employ more MSPs, the relationship between us and those larger users may be primarily conducted through MSPs, in which case we may have difficulty maintaining those client relationships because the MSP model uses the MSP as an intermediary between the staffing service provider and the user, and reduces our direct contact with the end-user.

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

Our strategy of expansion through the acquisition of additional companies may not be successful and may result in slower growth of our business and reduced operating margins.

We plan to gradually expand our operations through the acquisition of, or investment in, additional businesses and companies. We may be unable to identify businesses that complement our strategy for growth. If we do succeed in identifying a company with such a business, we may not be able to acquire the company, its relevant business or an interest in the company for many reasons, including:

•	a failure to agree on the terms of the acquisition or investment;

•	incompatibility between us and the management of the company that we wish to acquire or invest;

•	competition from other potential acquirers;

•	a lack of capital to make the acquisition or investment; or

•	the unwillingness of the company to partner with us.

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

Our revenues are highly dependent on clients located in the U.S., as well as clients concentrated in certain industries. Economic slowdowns, changes in U.S. law and other restrictions or factors that affect the economic health of these industries may affect our business. For the year ended December 31, 2011, approximately 57% of our revenues were derived from our top ten clients. Consequently, if our clients reduce or postpone their spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the rate of economic growth in the U.S. may reduce the demand for our services and negatively affect our revenues and profitability.

We have in the past, and may in the future, derive a significant portion of our revenues from a relatively limited number of clients. Our two largest clients, IBM and TEK Systems, accounted for approximately 15% and

11% of our 2011 revenues, respectively. Both of these contracts are terminable without penalty, as are most of our assignments. The loss of any significant client or major project, or an unanticipated termination of a major project, could result in the loss of substantial anticipated revenues.

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

We are a large minority-owned staffing firm and have been certified as minority-owned by the National Minority Supplier Development Council (the “NMSDC”). NMSDC certification has enabled us to expand our business with existing clients as well as obtain new customers and penetrate new markets. While we cannot quantify the effect of the loss of this status, its loss could adversely affect our ability to expand our business or cause us to lose existing business.

Because the NMSDC certification relies in large part upon Messrs. Wadhwani and Trivedi maintaining their positions as the collective majority holders of our common stock, any decrease in their collective ownership may jeopardize our status as a minority-owned business. There can be no assurance that Messrs. Wadhwani and Trivedi will maintain their majority position in the company.

Existing and potential customers may outsource or consider outsourcing their IT requirements to foreign countries, which could have an adverse effect on our ability to obtain new customers or retain existing customers.

In the past few years, more companies started to use low-cost offshore outsourcing centers to perform technology-related work. Should this shift towards moving technology-related work to offshore outsourcing centers continue, our business, operating results and financial condition could be adversely impacted.

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

In recent years, hospitals and healthcare facilities have become subject to an increasing number of legal actions alleging malpractice or related legal claims. Because our temporary healthcare professionals provide medical care at such facilities, claims may be brought against us and our healthcare professionals relating to such malpractice assertions. In some instances, we are contractually required to indemnify our clients against claims arising from the performance of our healthcare professionals. While we maintain insurance coverage for these types of claims, there can be no assurance that our coverage will be sufficient to cover all claims against us, and we may be exposed to substantial liabilities.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Information regarding the principal properties leased by us and our subsidiaries as of December 31, 2011 is set forth below:

Location	Principal Use	Approximate Square Footage
Pittsburgh, Pennsylvania	Corporate headquarters, executive, human resources, sales, recruiting, marketing and finance	11,200
Dallas, Texas	Sales and recruiting office	2,600
Fremont, California	Sales and recruiting office	2,600
Phoenix, Arizona	Sales and recruiting office	2,500
Chicago, Illinois	Sales and recruiting office	1,400
Reston, Virginia	Sales office	500
New Delhi, India	Sales and recruiting office	13,700
Bangalore, India	Recruiting office	5,000

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we are involved in a number of lawsuits and administrative proceedings. While uncertainties are inherent in the final outcome of these matters, management believes, after consultation with legal counsel, that the disposition of these proceedings should not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE Amex under the symbol “MHH”. We began trading “regular way” on the former American Stock Exchange (“AMEX”) on October 1, 2008.

The following table sets forth, for the periods indicated, the range of high and low closing sale prices of the common stock of Mastech during the calendar quarters indicated.

Common Stock Market Price	High	Low
2011:
Fourth Quarter	$4.03	$2.60
Third Quarter	4.45	2.85
Second Quarter	4.86	3.30
First Quarter	5.24	4.05

2010:
Fourth Quarter	$4.22	$2.99
Third Quarter	3.80	3.00
Second Quarter	4.50	3.07
First Quarter	4.88	3.82

On February 29, 2012, we had 123 registered holders of record of our Common Stock. This figure excludes an estimate of the indeterminate number of beneficial holders whose shares may be held by brokerage firms and clearing agencies.

We currently do not pay dividends on our common stock.

On December 23, 2010, the Company announced a share repurchase program of up to 750,000 shares of the Company’s common stock over a two year period. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws. During 2011, 142,886 shares were purchased under this program at an average price of $3.96 per share, as detailed below:

Period	Total Number of Shares Purchased	Average Price	Maximum Number of Shares that may be Purchased under this Program
January 1, 2011 – January 31, 2011	—	$—	750,000
February 1, 2011 – February 28, 2011	7	4.89	749,993
March 1, 2011 – March 31, 2011	3,426	4.90	746,567
April 1, 2011 – April 30, 2011	1,949	4.04	744,618
May 1, 2011 – May 31, 2011	23,788	4.02	720,830
June 1, 2011 – June 30, 2011	2,598	3.82	718,232
July 1, 2011 – July 31, 2011	—	—	718,232
August 1, 2011 – August 31, 2011	42,182	4.17	676,050
September 1, 2011 – September 30, 2011	3,120	4.00	672,930
October 1, 2011 – October 31, 2011	6,500	3.77	666,430
November 1, 2011 – November 30, 2011	53,216	3.75	613,214
December 1, 2011 – December 31, 2011	6,100	3.86	607,114

Total	142,886	$3.96

Additionally, the Company adopted a stock incentive plan in 2008 which provides that up to 800,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management, and key personnel. Details of shares issued and outstanding under this plan are disclosed in Note 10 “Stock-Based Compensation”, to the Consolidated Financial Statements included in Item 8 herein.

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Amounts in thousands, except per share data)
Income Statement Data:
Revenues	$89,362	$71,788	$71,062	$96,650	$104,693
Gross profit	17,541	14,070	13,427	18,322	22,075
Operating expense	15,680	13,006	11,106	14,160	16,016
Other income / (expense), net	(69)	(26)	(49)	(2)	82
Income before income taxes	1,792	1,038	2,272	4,160	6,141
Income tax expense (a)	679	375	875	638	701

Net income (a)	$1,113	$663	$1,397	$3,522	$5,440

Earnings per share:
Basic (a) (b)	$.30	$.18	$.39	$.98	$1.51

Diluted (a) (b)	$.30	$.18	$.38	$.98	$1.51

Weighted average common shares outstanding:
Basic (b)	3,653	3,673	3,608	3,607	3,607

Diluted (b)	3,756	3,746	3,706	3,611	3,607

Balance Sheet Data:
Cash and cash equivalents	$5,755	$6,334	$7,113	$4,361	$1,524
Working capital	12,162	11,578	11,000	8,936	7,022
Total liabilities	6,741	6,049	4,058	5,294	6,429
Total assets	19,788	18,397	15,310	14,697	14,265
Shareholders’ equity / invested equity	13,047	12,348	11,252	9,403	7,836

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

On January 2, 2010, we acquired Curastat, Inc., an Arizona-based provider of specialized healthcare staffing services. This acquisition furthers our growth and service offering diversification strategies by providing an entry point into the specialized healthcare staffing space. During 2010 and 2011, we expanded these operations geographically and added to our portfolio of service offerings. This acquisition is more fully discussed in Note 2, “Acquisition”, to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

On January 11, 2010, the Company sold its brokerage operations service offerings (operated under the name Global Financial Services of Nevada), as more fully discussed in Note 17, “Divestiture of our Brokerage Operations Service Offerings” to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Economic Trends and Outlook

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the last half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. During 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. In 2011, activity levels have continued to trend up in most technologies and sales channels. As we enter 2012, we are encouraged by the recent strengthening of the domestic job market. However, concern and uncertainty about the global economy is reason for caution when assessing expectations for 2012.

In addition to tracking general U.S. economic conditions, a large portion of our revenues are generated from a limited number of clients (see Item 1A, the Risk Factor entitled “Our revenues are highly concentrated and the loss of a significant client would adversely affect our business and revenues”). Accordingly, our trends and outlook are additionally impacted by the prospects and well-being of these specific clients. By way of illustration, during the second half of 2006, while general U.S. economic conditions were positive, we experienced a decline in billable headcount and negative sequential quarterly revenue growth due to client-specific conditions at two of our larger clients. This “account concentration” factor may result in our results of operations deviating from the prevailing U.S. economic trends from time to time.

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

Recent Developments

On February 7, 2012, the Company announced that it was commencing a modified “Dutch Auction” tender offer to repurchase up to 608,000 shares of its common stock, in accordance with Schedule TO, filed with the Securities and Exchange Commission on February 7, 2012. The results of this corporate action was the repurchase of 429,886 shares of the Company’s common stock on March 13, 2012, at a price of $5.50 per share. The total cash outlay needed to complete this transaction was provided from cash on hand. The acquired shares will be held in Treasury.

Results of Operations

Below is a tabular presentation of revenues and gross profit margins by sales channel for the periods discussed:

Revenues & Gross Margin by Sales Channel

(Amounts in millions)

	Years Ended December 31,
Revenues	2011	2010	2009
Wholesale IT Channel	$57.7	$46.2	$37.5
Retail IT Channel	22.3	19.6	28.0
Specialized Healthcare	8.8	5.7	—
Brokerage Operations	—	—	5.4
Permanent Placements / Fees*	0.6	0.3	0.2

Total Revenues	$89.4	$71.8	$71.1

Gross Margin
Wholesale IT Channel	18.8%	19.0%	18.6%
Retail IT Channel	20.4%	20.9%	19.5%
Specialized Healthcare	18.4%	16.3%	—
Brokerage Operations	—	—	14.9%
Permanent Placements / Fees*	100.0%	100.0%	100.0%

Total Gross Margin %	19.6%	19.6%	18.9%

*	Permanent Placement / Fees are generated from clients within all three of our existing sales channels.

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

Below is a tabular presentation of operating expenses by sales, operations and general and administrative categories for the periods discussed:

Selling, General & Administrative (“S,G&A”) Expense Details

(Amounts in millions)

	Years Ended December 31,
	2011	2010	2009
Sales and Marketing	$5.3	$4.3	$3.6
Operations (HR & Recruiting)	4.9	3.9	2.6
General & Administrative	5.5	4.8	4.9

Total S,G&A Expenses	$15.7	$13.0	$11.1

2011 Compared to 2010

Revenues

Revenues for the year ended December 31, 2011 totaled $89.4 million, compared to $71.8 million for the year ended December 31, 2010. This 24% increase largely reflected higher demand for the Company’s IT staffing services and the geographical expansion of our healthcare staffing business. Billable IT consultant headcount at December 31, 2011 increased by approximately 22% to 555-consultants, compared to 456-consultants at December 31, 2010.

Revenues from our wholesale IT channel increased by approximately 25% in 2011 compared to 2010. Higher revenue levels from both staffing clients (up 27%) and integrator clients (up 24%) were driven by stronger demand for IT services. Retail IT channel revenues increased by 14% in 2011 compared to a year earlier. Much of this increase came from higher demand at many of our MSP clients. Revenue increases from direct end-user clients were modest in 2011 and reflected the closure of several under-performing branch operations. Healthcare staffing revenues totaled $8.8 million in 2011, a 54% increase over the previous year. This improvement reflected the geographic expansion in which we market our services, as well as entry into a number of new service offerings. Permanent placement / fee revenues increased to approximately $600,000 in 2011, from approximately $300,000 in 2010, due to higher demand.

IBM and TEK Systems represented 14.8% and 10.8% of 2011 revenues, respectively. During 2010, the same two clients represented 19.1% and 10.3% of total revenues, respectively. Our top ten clients represented approximately 57% of total revenues in both 2011 and 2010.

Gross Margin

Gross profit increased to $17.5 million in 2011 compared to $14.1 million on 2010. The improvement in gross profit largely tracked our revenue growth in 2011. Gross profit as a percentage of revenue was flat at 19.6% during 2011 when compared to a year earlier. Lower IT gross margins in both sales channels during 2011 were largely offset by higher permanent placement / fee revenues and gross margin expansion in our healthcare staffing business.

Wholesale IT channel gross margins decreased by 20 basis points in 2011 compared to 2010. This performance reflected a lower level of ERP assignments at integrator clients and slightly lower margins at our staffing clients. In our retail IT channel, gross margins declined by 50 basis points from 2010 levels. This decline largely reflected a shift of revenues toward MSP clients and away from direct end-user clients. This shift in revenues was impacted by the closure of several under-performing branch operations during 2011. Healthcare gross margins totaled 18.4% in 2011 compared to 16.3% in 2010. This improvement reflected a revenue shift towards the Company’s higher valued service offerings.

Selling, General and Administrative (“S,G&A”) Expenses

S,G&A expenses in 2011 totaled $15.7 million, or 17.5% of revenues, compared to $13.0 million or 18.1% of revenues in 2010. Excluding severance expenses included in 2011 of approximately $400,000, S,G&A expenses would have represented 17.1% of revenues in 2011. The increase in S,G&A expenses in 2011 was largely due to investments in our sales and recruitment organizations and higher variable expense components of our operating cost structure. These variable expenses tend to track revenue and profitability levels and include expense categories such as commissions, bonuses, H1-B processing fees, job board access fees and business travel.

Below is a variance analysis by expense category related to the $2.7 million increase in S,G&A expense in 2011 compared to 2010:

•

Sales expense increased by $1.0 million and reflected staff increases of $0.3 million; higher commission and bonus expense of $0.5 million; and $0.2 million in additional business travel and facility costs.

•

Recruiting expenses increased by $1.0 million due to staff increases of $0.5 million; higher commission and bonus expense of $0.2 million; higher H1-B processing and job board access fees of $0.2 million; and increases in business travel of approximately $0.1 million.

•

General and administrative expenses increased by $0.7 million. Severance expense related to the elimination of several executive positions was responsible for $0.4 million of this increase. Higher bonus and business travel expenses largely accounted for the balance of the increase in 2011.

Other Income / (Expense) Components

In 2011, other income / (expense) consisted of net interest expense of $38,000, foreign exchange losses of $26,000 and a $5,000 loss related to the closure of a joint venture. In 2010, other income / (expense) consisted of $22,000 of net interest expense and $4,000 in foreign exchange losses. Higher net interest expense in 2011 was due to higher unused credit line fees on our expanded credit facility and the amortization of loan origination costs incurred during 2011. The increase in foreign exchange losses reflected a significant weakening of the Indian rupee, relative to the U.S. dollar, during the fourth quarter of 2011.

Income Tax Expense

Income tax expense for 2011 was $679,000, representing an effective tax rate on pre-tax income of 37.9%, compared to $375,000 for 2010, which represented an effective tax rate on pre-tax income of 36.1%. The higher effective tax rate in 2011 was due to a higher aggregate state income tax rate, compared to 2010, and a favorable accrual adjustment in 2010, related to our 2009 federal income tax return.

2010 Compared to 2009

Revenues

Revenues for the year ended December 31, 2010 totaled $71.8 million, compared to $71.1 million for the year ended December 31, 2009. Revenues generated from our newly acquired specialized healthcare business largely offset the revenue decline related to the January 2010 divestiture of our brokerage operations service offerings. Our IT staffing revenues increased modestly in 2010 over 2009. However, we did achieve sequential quarterly revenue growth during the last three quarters of 2010 as demand for our IT staffing services continued to strengthen over the course of the year. Reflective of this increased demand, our IT billable consultant headcount at December 31, 2010 increased by approximately 20% to 456-consultants, compared to 379-consultants at December 31, 2009.

Revenues from our wholesale IT channel in 2010 increased by approximately 23% from 2009, as activity levels at our integrator clients improved significantly. Retail IT channel revenues declined by 30% in 2010 compared to a year earlier. This steep decline reflected a significantly lower level of billable consultants entering 2010 compared to the consultant base that we had at the start of 2009. It should be noted that for the full year 2010, our billable consultant headcount in this channel grew modestly. However, this growth was not enough to offset the impact of a significantly lower consultant base in which we entered 2010. Healthcare staffing revenues totaled $5.7 million in 2010. Despite challenging market conditions in the healthcare space, we were able to grow revenues sequentially during the last two quarters of 2010 via geographical expansion and enhancements made to our service offerings. Permanent placement / fee revenues increased by approximately $100,000 in 2010, compared to 2009, and largely reflected improvements in job growth during 2010.

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

Selling, General and Administrative (“S,G&A”) Expenses

S,G&A expenses in 2010 totaled $13.0 million or 18.1% of revenues, compared to $11.1 million or 15.6% of revenues in 2009. Our 2010 entry into healthcare staffing was responsible for $1.7 million of this increase, partially offset by S,G&A savings of $0.7 million from the divestiture of our brokerage operations business. The balance of the 2010 increase in S,G&A expenses reflected investments in our IT sales and recruitment organizations and higher variable expense components of our operating cost structure. These variable components tend to track activity and profitability levels and include expense categories such as commissions and bonuses, H1-B processing fees, business travel and job board access fees.

Below is a variance analysis by expense category related to the $1.9 million increase in S,G&A expense in 2010 compared to 2009:

•

Sales expense increased by $0.7 million due to staff increases required to support our healthcare business and the expansion of our branch operations which approximated $0.5 million and $0.2 million in higher commission and management bonus expense.

•

Recruiting expenses increased by $1.3 million due to the following: staff increases of $0.8 million to support both our domestic and offshore recruitment capabilities; higher commission and management bonus expense of $0.2 million; higher H1-B processing and job board access fees of $0.2 million; and increases in business travel expenses of approximately $0.1 million.

•

General and administrative expenses declined by $0.1 million. Increases in management bonus expense of $0.2 million and higher business travel expense of $0.1 million, were offset by $0.4 million of lower severance expense. The severance expense incurred in 2009 largely related to the Company’s leadership change.

Other Income / (Expense) Components

In 2010, other income / (expense) consisted of net interest expense of $22,000 and foreign exchange losses of $4,000. In 2009, other income / (expense) consisted of $17,000 of net interest expense, a $21,000 loss in a joint venture, and $11,000 in foreign exchange losses.

Income Tax Expense

Income tax expense for 2010 was $375,000, representing an effective tax rate on pre-tax income of 36.1%, compared to $875,000 for 2009, which represented an effective tax rate on pre-tax income of 38.5%. The lower effective tax rate in 2010 reflected a lower aggregate state income tax rate, compared to 2009, and a favorable accrual adjustment related to our 2009 federal income tax return.

Liquidity and Capital Resources

Financial Condition and Liquidity

At December 31, 2011, we had $5.8 million of cash and equivalents, no outstanding debt, and a tangible net worth of $12.5 million. This compares to $6.3 million of cash and equivalents, no outstanding debt, and a tangible net worth of $11.9 million at December 31, 2010. In addition to our cash balances, we have access to a revolving credit facility with $19 million of maximum availability under which our borrowing base was $13.7 million as of December 31, 2011.

On August 31, 2011, the Company entered into a three-year credit facility with PNC Bank, N.A. (“PNC”), replacing its previous PNC credit facility that was set to expire on October 15, 2011. The amended facility increases maximum credit capacity to $19 million from $10 million under the previous facility. This facility is more fully described in Note 7 “Credit Facility”, to the Consolidated Financial Statements, included in Item 8 herein.

Historically, we have funded our business needs with cash generated from operating activities. In the staffing services industry, investment in operating working capital levels (defined as current assets minus cash and cash equivalents and current liabilities) is a significant use of cash. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash preservation. Our accounts receivable “days sales outstanding” (“DSO’s”) measurement was 47 days at December 31, 2011 and 46 days at December 31, 2010. We believe that effectively managing our DSO’s has been an important factor in maximizing our cash flows in recent years.

Cash provided by operating activities, our cash and cash equivalents balances on hand at December 31, 2011 and current availability under our credit facility are expected to be adequate to fund our business needs over the next 12 months. Below is a tabular presentation of cash flow activities for the periods discussed:

	Years Ended December 31,
Cash Flows Activities	2011	2010	2009
	(Amounts in millions)
Operating activities	$0.4	$0.4	$2.7
Investing activities	(0.2)	(1.3)	(0.2)
Financing activities	(0.7)	0.1	0.2

Operating Activities

Cash provided by operating activities for the years ended December 31, 2011, 2010 and 2009 totaled $0.4 million, $0.4 million and $2.7 million, respectively. Factors contributing to cash flows during the 2011 period included net income of $1.1 million, non-cash charges of $0.3 million (principally related to stock-based compensation and depreciation & amortization expense) offset by an increase in operating working capital of $1.0 million. In 2010, cash flows from operating activities included net income of $0.7 million, non-cash charges of $0.5 million and an offsetting increase in operating working capital of $0.8 million. The increase in operating working capital reflects higher activity levels and revenue growth experienced in both 2011 and 2010. In 2009, cash flows from operating activities included net income of $1.4 million, non-cash charges of $0.7 million and a decrease in operating working capital of $0.6 million. The decline in operating working capital was largely due to lower activity levels experienced during 2009.

We would expect operating working capital levels to increase should revenue growth continue in 2012. Such an increase would have a negative impact on cash generated from operating activities. We believe that DSO’s are likely to remain in the 47 to 50-day range in 2012.

Investing Activities

Cash used in investing activities for the years ended December 31, 2011, 2010 and 2009 totaled approximately $0.2 million, $1.3 million and $0.2 million, respectively. In 2011 and 2009, capital expenditures accounted for all uses of cash in investing activities. In 2010, the acquisition of Curastat, Inc. accounted for $1.1 million and capital expenditures approximated $0.2 million.

We believe that investments in capital expenditures should approximate $0.3 million in 2012.

Financing Activities

In 2011, cash used in financing activities totaled $0.7 million and principally related to common stock purchased under the Company’s share repurchase program and deferred financing costs incurred in connection with our amended credit facility with PNC Bank. In 2010, financing activities largely consisted of approximately $0.1 million of net proceeds from stock option exercises. In 2009, financing activity generated $0.2 million of cash flow related to excess tax benefits from share-based payments and proceeds from the exercise of stock options by our employees.

Contractual Obligations and Off-Balance Sheet Arrangements

We have financial commitments related to existing operating leases, primarily for office space that we occupy. Our commitments are as follows:

	Payments due by period
	(Amounts in thousands)
Contractual obligations	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Operating Leases	$762	$1,244	$282	$-0-	$2,288

We do not have any off-balance sheet arrangements.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and, whenever possible, seek to ensure that billing rates reflect increases in costs due to inflation.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation patterns. Accordingly, we typically have lower utilization rates and higher benefit costs during the fourth quarter.

Critical Accounting Policies

Certain accounting policies are particularly important to the portrayal of our financial position, results of operations and cash flows and require the application of significant judgment by management, and as a result, are subject to an inherent degree of uncertainty. In applying these policies, our management uses judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on our historical experience, terms of existing contracts, observances of industry trends and other available information from outside sources, as appropriate. The following explains our most critical accounting policies. See the Notes to the Consolidated Financial Statements, contained in Item 8, for a complete description of our significant accounting policies.

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

In the first step of goodwill impairment testing, management compares the fair value of the reporting unit, which is determined utilizing a discounted cash flow analysis, to the carrying value of the reporting unit’s net assets at the measurement date. If the carrying value of the reporting unit exceeds the fair value, the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment calculation requires an allocation of the estimated fair value of the reporting unit to all assets and liabilities as if the reporting unit had been acquired at the measurement date. The excess fair value determined in step 1 over the fair value of the assets and liabilities of the reporting unit is the implied value of goodwill. The carrying value of goodwill is then compared to the implied value of goodwill and any excess of carrying value over implied value is recognized as goodwill impairment.

Our annual impairment review process requires extensive use of accounting judgments and financial estimates, such as appropriate discount rates, growth rates and future cash flow assumptions. The Company’s 2011 and 2010 goodwill impairment analysis resulted in a goodwill impairment of $-0- and $95,000, respectively, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

The Company accounts for stock-based compensation expense in accordance with ASC Topic 718 “Share-based Payments” which requires us to measure all share-based payments based on their estimated fair value and recognize compensation expense over the requisite service period. The fair value of our stock options is determined at the date of grant using the Black-Scholes option pricing model. The assumptions associated with this option pricing model and other information related to our Stock Incentive Plan are more fully described in Note 10 “Stock-Based Compensation”, to the Consolidated Financial Statements, included in Item 8 herein.

Income Taxes

The Company records an estimated liability for income and other taxes based on what management determines will likely be paid in the various tax jurisdictions in which we operate. Management uses its best judgment in the determination of these amounts. However, the liabilities ultimately realized and paid are dependent on various matters, including the resolution of the tax audits in the various affected tax jurisdictions, and may differ from the amounts recorded. An adjustment to the estimated liability would be recorded through income in the period in which it becomes probable that the amount of the actual liability differs from the amount recorded.

Management determines the Company’s income tax provision using the asset and liability method. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. The Company evaluates its deferred tax assets and records a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the periods presented, no valuation allowance has been provided, except as described below.

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2011, the Company provided a liability of $89,000 for uncertain tax positions, including interest and penalties, related to various state income tax matters applicable to the periods subsequent to the Distribution. All periods subsequent to the distribution remain open and unaudited by state income tax authorities.

Recently Issued Accounting Standards

In May, 2011 the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04 “Fair Value Measurement (Topic 820); Amendments to Achieve Common Fair Value Measurement and Disclosure

Requirements in U.S. GAAP and IFRS”. The amendments in this Update change the wording used to describe the requirements in U.S. generally accepted accounting principles (GAAP) for measuring fair value and for disclosing information about fair value measurements and are the result of the work by the FASB and the International Accounting Standards Board (IASB) to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS). For public entities, the requirements of this Update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In September, 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350)”. The amendments in this Update permit an entity to first assess qualitative factors to determine whether it is more likely than not (defined as having a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

The Company’s Consolidated Financial Statements for the year ended December 31, 2011 have been audited by UHY LLP, an Independent Registered Public Accounting Firm, whose report thereon appears on page 33 of this Form 10-K.

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

D. Kevin Horner

President, Chief Executive Officer and Director

John J. Cronin, Jr.

Chief Financial Officer

MASTECH HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mastech Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Mastech Holdings, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. We have also audited the accompanying Schedule II, Valuation and Qualifying Accounts, for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Mastech Holdings, Inc. and Subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Farmington Hills, Michigan

March 23, 2012

MASTECH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	At December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$5,755	$6,334
Accounts receivable, net of allowance for uncollectible accounts of $305 in 2011 and $572 in 2010, respectively	10,430	8,057
Unbilled receivables	1,495	1,664
Prepaid and other current assets	1,046	1,395
Deferred income taxes	177	177

Total current assets	18,903	17,627
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,683	1,465
Enterprise software	675	675
Leasehold improvements	555	544

	2,913	2,684
Less – accumulated depreciation	(2,640)	(2,499)

Net equipment, enterprise software, and leasehold improvements	273	185
Intangible assets, net	53	93
Investment in unconsolidated affiliate	—	5
Deferred financing costs, net	74	—
Goodwill	405	405
Deferred income taxes	80	82

Total assets	$19,788	$18,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,309	$2,695
Accrued payroll and related costs	4,002	3,024
Other accrued liabilities	324	189
Deferred revenue	106	141

Total current liabilities	6,741	6,049

Total liabilities	6,741	6,049
Commitments and contingent liabilities (Note 8)
Shareholders’ equity:
Preferred Stock, no par value, 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 100,000,000 shares authorized and 3,711,988 shares issued as of December 31, 2011 and 3,691,363 shares issued as of December 31, 2010	37	37
Additional paid-in-capital	10,114	9,962
Retained earnings	3,462	2,349
Treasury stock, at cost 142,886 shares as of December 31, 2011	(566)	—

Total shareholders’ equity	13,047	12,348

Total liabilities and shareholders’ equity	$19,788	$18,397

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Revenues	$89,362	$71,788	$71,062
Cost of revenues	71,821	57,718	57,635

Gross profit	17,541	14,070	13,427
Selling, general and administrative expenses	15,680	13,006	11,106

Income from operations	1,861	1,064	2,321
Interest income (expense), net	(38)	(22)	(17)
Other expense, net	(31)	(4)	(32)

Income before income taxes	1,792	1,038	2,272
Income tax expense	679	375	875

Net income	$1,113	$663	$1,397

Earnings Per Share:
Basic	$.30	$.18	$.39

Diluted	$.30	$.18	$.38

Weighted average common shares outstanding:
Basic	3,653	3,673	3,608

Diluted	3,756	3,746	3,706

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balances, December 31, 2008	$36	$9,078	$289	$—	$9,403
Net income	—	—	1,397	—	1,397
Excess tax benefits related to stock options	—	124	—	—	124
Stock-based compensation expense	—	279	—	—	279
Stock options exercised	—	49	—	—	49

Balances, December 31, 2009	$36	$9,530	$1,686	$—	$11,252
Net income	—	—	663	—	663
Reduction in excess tax benefits related to stock options	—	(32)	—	—	(32)
Stock-based compensation expense	—	287	—	—	287
Stock options exercised	1	177	—	—	178

Balances, December 31, 2010	$37	$9,962	$2,349	$—	$12,348
Net income	—	—	1,113	—	1,113
Reduction in excess tax benefits related to stock options	—	(50)	—	—	(50)
Stock-based compensation expense	—	228	—	—	228
Stock options exercised	—	24	—	—	24
Purchase of other equity securities	—	(50)	—	—	(50)
Purchase of treasury stock	—	—	—	(566)	(566)

Balances, December 31, 2011	$37	$10,114	$3,462	$(566)	$13,047

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$1,113	$663	$1,397
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	181	180	223
Interest amortization of deferred financing costs	10	—	—
Bad debt (credit) expense	(125)	(50)	100
Stock-based compensation expense	228	287	279
Deferred income taxes, net	2	140	45
Loss on capital asset dispositions	2	—	—
Loss in unconsolidated affiliate	5	—	21
Goodwill impairment	—	95	—
Write-down of contingent earn-out debt	—	(125)	—
Working capital items:
Accounts receivable and unbilled receivables	(2,079)	(1,673)	1,908
Prepaid and other current assets	349	(951)	(170)
Accounts payable	(386)	982	(801)
Accrued payroll and related costs	978	729	(376)
Other accrued liabilities	135	(60)	132
Deferred revenue	(35)	137	(46)

Net cash flows provided by operating activities	378	354	2,712

INVESTING ACTIVITIES:
Acquisition of Curastat, Inc. (net of cash acquired and issuance of contingent earn-out debt)	—	(1,145)	—
Capital expenditures	(231)	(134)	(148)
Distribution from unconsolidated affiliate	—	—	15

Net cash flows (used in) investing activities	(231)	(1,279)	(133)

FINANCING ACTIVITIES:
Payment of deferred financing costs	(84)	—	—
Purchase of treasury stock and other equity securities	(616)	—	—
Proceeds from exercise of stock options	24	178	49
(Reduction) increase in excess tax benefits related to share-based payments, net	(50)	(32)	124

Net cash flows provided by (used in) financing activities	(726)	146	173

Net change in cash and cash equivalents	(579)	(779)	2,752
Cash and cash equivalents, beginning of period	6,334	7,113	4,361

Cash and cash equivalents, end of period	$5,755	$6,334	$7,113

SUPPLEMENTAL DISCLOSURE:
Cash payments for interest expense	$113	$22	$20

Cash payments for income taxes	$791	$276	$757

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies:

Basis of Presentation

Mastech Holdings, Inc. (referred to in this report as “Mastech”, the “Company”, “us”, “our” or “we”) is a provider of information technology and specialized healthcare staffing services. Our information technology business combines technical expertise with business process experience to deliver a broad range of services within business intelligence / data warehousing; service oriented architecture; web services; enterprise resource planning & customer resource management; and e-Business solutions segments. Our specialized healthcare business provides surgical nurses, therapists and physicians to hospitals and other healthcare facilities. Headquartered in Pittsburgh, Pennsylvania, we have approximately 600 consultants that provide services across a broad spectrum of industry verticals on a national basis.

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

The Allowance for Uncollectible Accounts was $305,000 and $572,000 at December 31, 2011 and 2010, respectively. Bad debt expense (credit) reflected in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 totaled ($125,000), ($50,000), and $100,000.

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

Depreciation and amortization expense related to fixed assets totaled $141,000, $123,000 and, $223,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Goodwill

Goodwill is the excess costs of acquired enterprises over the sum of the fair value amounts assigned to identifiable assets acquired, less the fair value of liabilities assumed. Goodwill is not amortized, but reviewed for impairment in accordance with ASC Topic 350 “Intangibles, Goodwill and Other”. The Company has elected to test for goodwill on December 1st of each year.

In the first step of goodwill impairment testing, management compares the fair value of the reporting unit, which is determined utilizing a discounted cash flow analysis, to the carrying value of the reporting unit’s net assets at the measurement date. If the carrying value of the reporting unit exceeds the fair value, the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment calculation requires an allocation of the estimated fair value of the reporting unit to all assets and liabilities as if the reporting unit had been acquired at the measurement date. The excess fair value determined in step 1 over the fair value of the assets and liabilities of the reporting unit is the implied value of goodwill. The carrying value of goodwill is then compared to the implied value of goodwill and any excess of carrying value over implied value is recognized as goodwill impairment.

The Company’s annual impairment review process requires extensive use of accounting judgment, financial estimates, such as appropriate discount rates, growth rates and future cash flow assumptions. The Company’s goodwill impairment analysis for the years ended 2011 and 2010, resulted in a goodwill impairment of $-0- and $95,000, respectively, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations, as more fully described in Note 5 “Goodwill”, to the Consolidated Financial Statements.

Intangible Assets

The Company’s intangible assets have definite lives and consist of customer relationships, trade name and non-compete covenants related to the Curastat acquisition. These assets are amortized on a straight-line basis over their estimated remaining lives. The Company periodically evaluates the reasonableness of the estimated useful lives of these intangible assets.

Income Taxes

The Company records an estimated liability for income and other taxes based on what management determines will likely be paid in the various tax jurisdictions in which we operate. Management uses its best judgment in the determination of these amounts. However, the liabilities ultimately realized and paid are dependent on various matters, including the resolution of the tax audits in the various affected tax jurisdictions, and may differ from the amounts recorded. An adjustment to the estimated liability would be recorded through income in the period in which it becomes probable that the amount of the actual liability differs from the amount recorded.

Management determines our income tax provision using the asset and liability method. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. The Company evaluates its deferred tax assets and records a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the periods presented, no valuation allowance has been provided, except as described below.

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. Accordingly, the Company has reported a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2011, the Company provided $89,000 for uncertain tax positions, including interest and penalties, related to various state income tax matters applicable to the periods subsequent to the Distribution.

None of the Company’s federal or state tax returns are currently under examination by the Internal Revenue Service (“IRS”) or state authorities. During 2011, the IRS completed its examination of the Company’s federal income tax return for the year 2008 (post spin-off). Amendments to our income tax return as a result of such examination were immaterial and are reflected in the Consolidated Financial Statements for the year ended December 31, 2011. Fiscal years 2009 and later remain subject to examination by the IRS. All post spin-off periods remain subject to examination by various state authorities.

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

Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”). The Plan provides that up to 800,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options are granted at an exercise price equal to the market value of the Company common stock at the grant date and generally vest over a four year period.

The Company accounts for stock-based compensation expense in accordance with ASC Topic 718 “Share-based Payments” which requires us to measure all share-based payments based on their estimated fair value and recognize compensation expense over the requisite service period. The fair value of our stock options is determined at the date of grant using the Black-Scholes option pricing model. The assumptions associated with this option pricing model and other information related to our Stock Incentive Plan are more fully described in Note 10 “Stock-Based Compensation” to the Consolidated Financial Statements.

Treasury Stock

The Company maintains a stock repurchase program which expires on December 22, 2012. Under this program, the Company may make treasury stock purchases in the open market or through privately negotiated transactions, subject to market conditions and normal trading restrictions. At December 31, 2011, the Company held 142,886 shares in its treasury at a cost of $566,000.

On February 7, 2012, the Company announced that it was commencing a tender offer to acquire the remaining 608,000 outstanding shares under its open stock repurchase program. Accordingly, on March 13, 2012 the Company acquired 429,886 shares of its common stock upon the expiration of this tender offer. See Note 20 “Subsequent Event” to the Consolidated Financial Statements for additional details.

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

Recently Issued Accounting Standards

In May, 2011 the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04 “Fair Value Measurement (Topic 820); Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendments in this Update change the wording used to describe the requirements in U.S. generally accepted accounting principles (GAAP) for measuring fair value and for disclosing information about fair value measurements and are the result of the work by the FASB and the International Accounting Standards Board (IASB) to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS). For public entities, the requirements of this Update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In September, 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350)”. The amendments in this Update permit an entity to first assess qualitative factors to determine whether it is more likely than not (defined as having a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

2.	Acquisition

On January 2, 2010, the Company acquired all of the outstanding stock of Curastat, Inc. (“Curastat”), an Arizona-based provider of specialized healthcare staffing services. The acquisition furthers the Company’s growth strategy and diversification into the specialized healthcare staffing space. The Consolidated Financial Statements reflect the acquisition of Curastat, effective January 2, 2010, under the purchase method of accounting. In accordance with ASC Topic 820 “Fair Value Measurements and Disclosures”, the total costs of the acquisition have been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values as of the date of the acquisition. The estimated purchase price totaled $1,270,000, which consisted of $1,145,000 in cash and a contingent earn-out component, (ranging from $-0- to $226,000 based on EBITDA levels generated in 2010 and 2011) which had an estimated fair value of $125,000 at the acquisition date. This estimated purchase price exceeded the fair value of the acquired net assets and accordingly, $500,000 was allocated to goodwill, all of which is deductible for tax purposes. The purchase price allocation for Curastat is as follows:

(in thousands)	Amounts
Current assets	$808
Fixed assets	14
Acquired intangible assets	150
Goodwill	500
Current liabilities assumed	(202)

$1,270

For 2011 and 2010, the contingent earn-out payments due, based on the achieved EBITDA levels of Curastat, were $-0- for both years. As of December 31, 2010, the contingent earn-out liability was estimated to be $-0- and accordingly, the $125,000 liability was written-off in 2010 and is included in selling, general and administrative expense in our Consolidated Statements of Operations.

Proforma 2009 revenues, assuming that the acquisition of Curastat occurred on January 1, 2009, would have approximated $78.3 million. Operating profits, net income and earnings per share would not have materially changed with the inclusion of Curastat’s unaudited 2009 results.

3.	Cash and Cash Equivalents

The Company had cash and cash equivalents consisting of cash balances on hand and money market funds that totaled $5.8 million at December 31, 2011, $6.3 million at December 31, 2010 and $7.1 million at December 31, 2009. There were no restrictions on the Company’s cash balances during the periods presented.

4.	Investments in Unconsolidated Affiliate

In 2007, the Company acquired 50% ownership in a joint venture with another large staffing service organization. The joint venture was accounted for under the equity method of accounting. The Company recognized a loss of $5,000, $-0- and $21,000 in 2011, 2010 and 2009, respectively, which is included in the other income (expense) category in the Company’s Consolidated Statements of Operations.

In 2009, the joint venture was discontinued and a capital distribution was made to the principals. Accordingly, we received a distribution of $15,000 during 2009.

5.	Goodwill

The Company’s goodwill impairment analysis in 2011 did not indicate any impairment. In 2010, the Company encountered a market recovery for healthcare staffing services that was less robust than expected at the time of the Curastat acquisition. Thus, during fourth quarter 2010, management revised downward its original future cash flow expectations, which resulted in a lower fair value of this reporting unit. Accordingly, based on this revised forecast, we recognized a goodwill impairment charge of $95,000 in 2010.

As of December 31, 2011, the Company has $405,000 of goodwill recorded on its balance sheet. Activity in our goodwill account during 2011 and 2010 was as follows:

(in thousands)	Amounts
Goodwill recorded on January 2, 2010	$500
Impairment charge in 2010	(95)

Balance at December 31, 2010	405
Impairment charge in 2011	0

Balance at December 31, 2011	$405

6.	Intangible Assets

Intangible assets consist of customer relationships, trade name and non-compete covenants related to the January 2, 2010 acquisition of Curastat, Inc. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 2 to 5 years. Intangible assets were comprised of the following:

	As of December 31, 2011			As of December 31, 2010
(Amounts in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$60	$24	$36	$60	$12	$48
Trade name	50	33	17	50	17	33
Non-compete covenants	40	40	0	40	28	12

Total intangible assets	$150	$97	$53	$150	$57	$93

Amortization expense recognized on intangible assets was $40,000 for 2011, $57,000 for 2010 and $-0- for 2009 and is included as selling, general and administrative expense in the Company’s Consolidated Statements of Operations.

The estimated aggregate amortization expense for each of the next five years is as follows:

	Years Ended December 31,
(Amounts in thousands)	2012	2013	2014	2015	2016
Amortization expense	$29	$12	$12	$-0-	$-0-

7.	Credit Facility

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

Interest on borrowings will be charged at a rate equal to, at the Company’s election, either (a) the higher of PNC’s prime rate or the federal funds rate plus 0.50%, plus an applicable margin; or (b) adjusted LIBOR plus an applicable margin. The applicable margin on the base rate is between 0.25% and 0.75% on revolving credit loans and between 0.75% and 1.25% on the delayed draw term loans. The applicable margin on the adjusted LIBOR rate is between 1.25% and 1.75% on revolving credit loans and between 1.75% and 2.25% on the delayed draw term loans. The actual applicable margin is based on the Company’s senior leverage ratio, as defined in the loan agreement. A 20 basis point per annum commitment fee on the unused portion of the facility is charged and due quarterly in arrears. As of December 31, 2011, our borrowing availability totaled $13.7 million and no borrowings were outstanding.

The loan agreement contains standard financial covenants, including but not limited to, covenants related to the Company’s leverage ratio, senior leverage ratio and fixed charge ratio (as defined under the loan agreement) and limitations on liens, indebtedness, guarantees and contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of December 30, 2011, the Company was in compliance with all provisions under the facility.

In connection with securing this facility, the Company incurred transaction costs totaling $84,000. These costs are being amortized, as interest expense, over the three-year life of the credit facility.

8.	Commitments and Contingencies

Lease Commitments

The Company rents certain office facilities and equipment under noncancelable operating leases, which provide for the following future minimum rental payments as of December 31, 2011:

Total Amount
(Amounts in thousands)
2012	$762
2013	700
2014	544
2015	199
2016	83
Thereafter	—

Total	$2,288

Rental expense for the years ended December 31, 2011, 2010 and 2009, totaled $578,000, $506,000 and $427,000, respectively.

Contingencies

In the ordinary course of business, the Company is involved in a number of lawsuits and administrative proceedings. While uncertainties are inherent in the final outcome of these matters, management believes, after consultation with legal counsel, that the disposition of these proceedings should not have a material adverse effect on our financial position, results of operations or cash flows.

9.	Employee Benefit Plan

The Company’s employees participate in an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the plan, subject to certain limits under the Internal Revenue Code. For the three years ended December 31, 2011, the Company did not provide for matching contributions.

10.	Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”). The Plan provides that up to 800,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. As of December 31, 2011, the Company had 628,000 outstanding and/or exercised stock options and 20,000 outstanding and/or released restricted stock units that were issued under the Plan. This total includes 189,000 stock options that were issued in connection with the Distribution from iGATE, as further described below. No stock appreciation rights or performance shares have been granted under the Plan as of December 31, 2011. The Plan expires by its terms on September 30, 2018.

The Plan is administered by the Compensation Committee of the Board of Directors. All grants awarded under the Plan are approved by the Compensation Committee. The exercise price of stock options is set on the grant date and not to be less than the fair market value per share of our closing stock price on that date. Grants generally vest over a four-year period and options expire after ten years from the grant date.

Prior to the Distribution, certain employees of Mastech participated in iGATE’s stock-based compensation plans. At the time of the Distribution, each unvested iGATE stock option held by a person who was an employee of the Company immediately after the Distribution transaction received substituted options to purchase Mastech common stock with the same term date, vesting schedule, intrinsic value and ratio of “exercise price to share price” that existed with respect to such iGATE stock options at the Distribution date. These substituted options constituted a modification of stock options related to an equity restructuring, in accordance with the provisions of ASC Topic 718 “Shared Based Payments”. However, no incremental stock-based compensation expense was required, as the fair value of the iGATE stock options immediately before the Distribution was greater than the fair value of the Mastech stock options immediately after the Distribution. Accordingly, Mastech continued to recognize stock-based compensation expense on these substituted options over the requisite service period, based on the original fair value calculation made by iGATE at the grant date.

Following is a summary of Mastech stock option activity for the three years ended December 31, 2011:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	400,000	$2.97
Granted	392,000	$3.90
Exercised	(15,000)	$3.26
Cancelled / forfeited	(90,000)	$3.42

Outstanding at December 31, 2009	687,000	$3.43

Granted	25,000	$4.70
Exercised	(70,000)	$2.56
Cancelled / forfeited	(25,000)	$5.17

Outstanding at December 31, 2010	617,000	$3.50

Granted	206,000	$3.06
Exercised	(20,000)	$1.15
Cancelled / forfeited	(280,000)	$3.36

Outstanding at December 31, 2011	523,000	$3.50

As of December 31, 2011, the Company’s outstanding “in the money” stock options using the year-end share price of $3.73 had an aggregate intrinsic value of $461,000. As of December 31, 2011, the intrinsic value of vested and expected to vest stock options totaled $428,000. The total intrinsic value of options exercised during 2011, 2010 and 2009 totaled $49,000, $119,000 and $26,000, respectively. The fair value of stock options vested during 2011, 2010 and 2009 totaled $269,000, $252,000 and $266,000, respectively.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of December 31, 2011:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $2.00	119,000	6.79	$1.15
$2.01 to $4.00	221,000	8.69	$3.04
$4.01 to $6.00	133,000	8.01	$4.93
$6.01 to $8.00	50,000	5.67	$7.36

	523,000	7.80	$3.50

Range of Exercise Prices:	Options Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $2.00	89,000	6.79	$1.15
$2.01 to $4.00	21,000	3.75	$3.27
$4.01 to $6.00	70,000	7.95	$4.94
$6.01 to $8.00	50,000	5.67	$7.36

	230,000	6.62	$3.84

The Company used the following assumptions with respect to the Black-Scholes option pricing model for Mastech options issued during 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Stock option grants:
Weighted-average risk-free interest rate	1.10%	2.69%	2.38%
Weighted-average dividend yield	0.00%	0.00%	0.00%
Expected volatility	55.36%	62.89%	61.33%
Expected term (in years)	4.5	4.5	4.5
Weighted-average fair value	$1.40	$2.47	$2.01

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

Following is a summary of Mastech restricted stock unit activity for the three years ended December 31, 2011:

	Years Ended December 31,
	2011	2010	2009
Beginning outstanding balance	—	—	—
Awarded	90,000	—	—
Released	—	—	—
Forfeited	(70,000)	—	—

Ending outstanding balance	20,000	—	—

The grant date fair value of restricted stock units awarded and cancelled in 2011 was $3.99. The aggregate intrinsic value of restricted stock units outstanding at December 31, 2011 was $80,000.

Stock-based compensation expense of $228,000, $287,000, and $279,000 was recognized in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009, respectively. The Company has recognized related tax benefits associated with its share-based compensation arrangements for the years ended December 31, 2011, 2010, and 2009 of $86,000, $104,000, and $106,000, respectively. As of December 31, 2011, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $347,000, which will be amortized over the weighted-average remaining requisite service period of 3.0 years, and the total remaining unrecognized compensation expense related to restricted stock units amounted to $54,000, which will be amortized over the weighted-average remaining requisite service period of 3.4 years.

11.	Income Taxes

The components of income before income taxes, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Income before income taxes:
Domestic	$1,792	$1,038	$2,272
Foreign	—	—	—

Income before income taxes	$1,792	$1,038	$2,272

The provision for income taxes, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Current provision (benefit):
Federal	$657	$239	$769
State	20	(4)	45

Total current provision	677	235	814

Deferred provision:
Federal	(33)	113	35
State	35	27	26

Total deferred provision	2	140	61

Total provision for income taxes	$679	$375	$875

The reconciliation of income taxes computed using our statutory U.S. income tax rate and the provision for income taxes for the years ended December 31, 2011, 2010 and 2009 were as follows:

(Amounts in thousands)	December 31, 2011		December 31, 2010		December 31, 2009
Income taxes computed at the federal statutory rate	$609	34.0%	$353	34.0%	$772	34.0%
State income taxes, net of federal tax benefit	55	3.1	23	2.2	71	3.1
Other	15	0.8	(1)	(.1)	32	1.4

	$679	37.9%	$375	36.1%	$875	38.5%

The components of the deferred tax assets and liabilities were as follows:

	At December 31,
	2011	2010
	(Amounts in thousands)
Deferred tax assets:
Allowance for doubtful accounts and employee advances	$121	$228
Accrued vacation, bonuses and severance	286	143
Stock-based compensation expense	182	162

Total deferred tax assets	589	533

Deferred tax liabilities:
Prepaid expenses	232	197
Depreciation, goodwill, intangibles and other	100	77

Total deferred tax liabilities	332	274

Net deferred tax asset	257	259
Less: current deferred tax asset	177	177

Total long-term deferred tax asset	$80	$82

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, for the three years ended December 31, is as follows:

	Years Ended December 31,
(Amounts in thousands)	2011	2010	2009
Unrecognized tax benefits, beginning balance	$66	$32	$28
Additions related to current period	38	34	21
Additions related to prior periods	—	—	—
Reductions related to prior periods	(15)	—	(17)

Unrecognized tax benefits, ending balance	$89	$66	$32

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2011, 2010 and 2009, the Company had $14,000, $12,000 and $8,000, respectively, accrued for interest and penalties.

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

12.	Shareholders’ Equity

On December 23, 2010, the Company announced a share repurchase program of up to 750,000 shares of the Company’s common stock over a two-year period. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws. During 2011, 142,886 shares were purchased through open market purchases under this program at an average price of $3.96 per share. No shares were purchased in 2010.

13.	Revenue Concentration

The Company had two clients, IBM and TEK Systems, that exceeded 10% of total revenues in 2011, 2010 and 2009. Revenues generated from IBM represented 14.8%, 19.1% and 18.1% of total revenues in 2011, 2010 and 2009, respectively. Revenues generated from TEK Systems represented 10.8%, 10.3% and 11.7% of total revenues in 2011, 2010 and 2009, respectively.

IBM accounted for 7.2% and 8.0% of the Company’s accounts receivable balance at December 31, 2011 and 2010, respectively. TEK Systems accounted for 8.0% and 8.4% of the Company’s accounts receivable balance at December 31, 2011 and 2010, respectively.

The Company’s top ten clients represented approximately 57%, 57% and 62% of total revenues in 2011, 2010 and 2009, respectively.

14.	Related Party Transactions

iGATE Corporation, our Former Parent, is considered a related party due to the interlocking ownership interest of its Co-Chairmen and our Co-Chairmen, Mr. Sunil Wadhwani and Mr. Ashok Trivedi.

Certain agreements and transactions between us and iGATE, and its affiliates, are described below:

Sublease with the Former Parent

The Company leased office space from iGATE under a sublease arrangement that expired on April 30, 2009. The Company paid rent under this sublease arrangement totaling $95,000 in 2009.

Transactions with iGATE’s Affiliate

iGATE Global Solutions provided the Company offshore contractors and IT support services. Also, through February 2009, iGATE Global Solutions provided the Company with telecommunication services. These services were provided under negotiated agreements between the parties. During 2011, 2010 and 2009, the Company paid iGATE Global Solutions $882,000, $914,000 and $764,000, respectively, for services provided.

The Company provides iGATE Global Solutions with IT consultants from time-to-time on a negotiated basis. In 2011, 2010 and 2009, the Company recognized revenues from these services totaling $-0-, $-0- and $26,000, respectively.

Accounts Receivable and Accounts Payable with iGATE

At December 31, 2011, 2010 and 2009, the Company had included in its Accounts Receivable balance $-0-, $3,000 and $4,000, due from iGATE, respectively. At December 31, 2011, 2010 and 2009, the Company had included in its Accounts Payable balance $170,000, $137,000 and $103,000 owed to its Former Parent, respectively.

15.	Earnings per Share

The computation of basic earnings per share (“EPS”) is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options were calculated using the treasury stock method.

For the year’s ended 2011, 2010 and 2009, the computation of diluted earnings per share does not include 241,000, 246,000 and 82,000 stock options respectively, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations:

	Years Ended December 31,
(Amounts in thousands)	2011	2010	2009
Weighted-average shares outstanding:
Basic	3,653	3,673	3,608
Common stock equivalents	103	73	98

Diluted	3,756	3,746	3,706

The following table sets forth the computation of basic EPS utilizing net income and the Company’s weighted-average common stock outstanding:

	Years Ended December 31,
(Amounts in thousands, except per share data):	2011	2010	2009
Net income	$1,113	$663	$1,397
Basic weighted-average shares outstanding	3,653	3,673	3,608

Basic EPS	$.30	$.18	$.39

The following table sets forth the computation of diluted EPS utilizing net income and the Company’s weighted-average common stock outstanding plus the weighted-average of common stock equivalents outstanding:

	Years Ended December 31,
(Amounts in thousands, except per share data):	2011	2010	2009
Net income	$1,113	$663	$1,397
Diluted weighted-average shares outstanding	3,756	3,746	3,706

Diluted EPS	$.30	$.18	$.38

16.	Fair Value Measurements

The Company has adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) related to nonfinancial assets and liabilities. ASC 820 establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement. The valuation techniques required by ASC 820 are based on observable and unobservable inputs using the following three-tier hierarchy:

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

17.	Divestiture of our Brokerage Operations Service Offerings

On January 11, 2010, the Company sold its brokerage operations service offerings (operated under the name Global Financial Services of Nevada). The sale was a stock transaction for contingent cash consideration between the Company and Mr. William Gorman, former vice president of the brokerage operations unit.

18.	Quarterly Financial Information (Amounts in thousands, except per share data)

	Revenues	Gross Profit	Net Income	Earnings Per Share
Year Ended December 31, 2011				Basic	Diluted
First quarter	$19,901	$3,844	$37	$.01	$.01
Second quarter	22,115	4,438	382	.10	.10
Third quarter	23,489	4,649	441	.12	.12
Fourth quarter	23,857	4,610	253	.07	.07

Annual	$89,362	$17,541	$1,113	$.30	$.30

	Revenues	Gross Profit	Net Income	Earnings Per Share
Year Ended December 31, 2010				Basic	Diluted
First quarter	$15,717	$3,075	$63	$.02	$.02
Second quarter	16,920	3,364	109	.03	.03
Third quarter	18,869	3,639	187	.05	.05
Fourth quarter	20,282	3,992	304	.08	.08

Annual	$71,788	$14,070	$663	$.18	$.18

19.	Severance Charges

The Company incurred $407,000 of severance costs during 2011 related to the elimination of several executive positions. During 2009, the Company incurred $430,000 of severance costs of which $350,000 related to the Company’s change in executive leadership. Accordingly, these costs are included as selling, general and administrative expense in the Company’s Consolidated Statements of Operations. At December 31, 2011, severance of $225,000 remains to be paid and is included in the caption “Accrued payroll and related costs” on the Company’s consolidated balance sheet. This liability will be paid over the six month period ending June 30, 2012.

20.	Subsequent Event

On February 7, 2012, the Company announced that it was commencing a modified “Dutch Auction” tender offer to repurchase up to 608,000 shares of its common stock, in accordance with Schedule TO, filed with the Securities and Exchange Commission on February 7, 2012. The results of this corporate action was the repurchase of 429,886 shares of the Company’s common stock on March 13, 2012, at a price of $5.50 per share. The total cash outlay of approximately $2.4 million, exclusive of transaction expenses was funded withcash on hand. The acquired shares will be held in Treasury.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, management has concluded and hereby reports that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

Information required by this Item, not set forth below, is incorporated herein by reference from the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for May 16, 2012, which will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2011 (the “Proxy Statement”).

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

The information required by this item is hereby incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference from the sections entitled “Board Committees and Meetings” and “Certain Related Party Transactions” of the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets – December 31, 2011 and 2010.

Consolidated Statements of Operations – Years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows – Years ended December 31, 2011, 2010 and 2009.

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

The following items appear immediately on the following page:

Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009.

3.	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

MASTECH HOLDINGS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Amounts in thousands)

	Balance at beginning of period	Charged to expense (credited)	Recoveries/ (Write-offs)	Balance at end of period
Allowance for Doubtful Accounts:
Year ended December 31, 2011	$572	$(125)	$(142)	$305
Year ended December 31, 2010	615	(50)	7	572
Year ended December 31, 2009	515	100	—	615

Exhibit	Index Description Exhibit
2.1	Separation and Distribution Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 filed as Exhibit 2.1 to Mastech’s Form 8-K, filed on October 1, 2008, and herein incorporated by reference.

3.1	Articles of Incorporation of the Company are incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, File No. 001-34099, filed on July 23, 2008.

3.2	Amended and Restated Bylaws of the Company are incorporated by reference to Exhibit 3.1. to Mastech’s Form 8-K, dated October 1, 2008.

10.1	Stock Incentive Plan incorporated by reference to Exhibit 10.4 to Mastech’s Form 8-K, filed on October 1, 2008.

10.2	First Amended and Restated Loan Agreement by and between PNC Bank, N.A. and Mastech Holdings, Inc., dated August 31, 2011 filed as Exhibit 10.1 to Mastech’s Form 8-K, filed on September 2, 2011 and herein incorporated by reference.

10.3	Tax Sharing Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 filed as Exhibit 10.3 to Mastech’s Form 8-K, filed on October 1, 2008, and herein incorporated by reference.

10.4	Executive Employment Agreement by and between Mastech Holdings, Inc., Mastech, Inc., and John J. Cronin, Jr., dated March 18, 2009, and amended March 20, 2012, is filed herewith.

10.5	Executive Employment Agreement by and between Mastech, Inc., and Edward Meindl, dated March 25, 2009, and amended March 20, 2012, is filed herewith.

10.6	Executive Employment Agreement by and between Mastech, Inc., and Kevin Kutzavitch, dated March 16, 2007, amended March 25, 2009 and March 16, 2011, filed as exhibit 10.9 to Mastech’s Form 10-K, filed on March 17, 2011, and herein incorporated by reference.

10.7	Separation and Mutual Release Agreement by and between Mastech Holdings, Inc. and Thomas B. Moran, dated September 21, 2011, filed as exhibit 10.1 to Mastech’s Form 8-K, filed on September 22, 2011, and herein incorporated by reference.

10.8	Executive Employment Agreement by and between Mastech Holdings, Inc., Mastech, Inc., and D. Kevin Horner, dated October 10, 2011, filed as exhibit 10.1 to Mastech’s Form 8-K, filed on October 13, 2011, and herein incorporated by reference.

21.0	List of Subsidiaries is filed herewith.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm is filed herewith.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to the liability under these sections

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of March, 2012.

MASTECH HOLDINGS, INC.

March 23, 2012	/s/ D.KEVIN HORNER
D. Kevin Horner President, Chief Executive Officer and Director

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr. Chief Financial Officer

/s/ SUNIL WADHWANI
Sunil Wadhwani Co-Chairman of the Board of Directors, and Director

/s/ ASHOK TRIVEDI
Ashok Trivedi Co-Chairman of the Board of Directors, and Director

/s/ GERHARD WATZINGER
Gerhard Watzinger Director

/s/ JOHN AUSURA
John Ausura Director

/s/ BRENDA RHODES
Brenda Rhodes Director