Form 10-Q
period 2012-03-31
Mastech Holdings, Inc.
filed 2012-05-09
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2012 was 3,149,625.

MASTECH HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues	$24,454	$19,901
Cost of revenues	19,994	16,057

Gross profit	4,460	3,844
Selling, general and administrative expenses	3,864	3,778

Income from operations	596	66
Interest income (expense), net	(16)	(6)
Other income (expense), net	(7)	(1)

Income before income taxes	573	59
Income tax expense	221	22

Net income	$352	$37

Earnings per share:
Basic	$.10	$.01

Diluted	$.10	$.01

Weighted average common shares outstanding:
Basic	3,481	3,690

Diluted	3,582	3,799

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,748	$5,755
Accounts receivable, net of allowance for uncollectible accounts of $305 in 2012 and in 2011	8,671	10,430
Unbilled receivables	4,783	1,495
Prepaid and other current assets	722	1,046
Deferred income taxes	153	177

Total current assets	17,077	18,903

Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,720	1,683
Enterprise software	709	675
Leasehold improvements	555	555

	2,984	2,913
Less – accumulated depreciation	(2,680)	(2,640)

Net equipment, enterprise software, and leasehold improvements	304	273

Intangible assets, net	46	53
Deferred financing costs, net	67	74
Goodwill	405	405
Deferred income taxes	181	80

Total assets	$18,080	$19,788

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,234	$2,309
Accrued payroll and related costs	4,542	4,002
Other accrued liabilities	296	324
Deferred revenue	58	106

Total current liabilities	7,130	6,741

Total liabilities	7,130	6,741

Commitments and contingent liabilities (Note 4)

Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 100,000,000 shares authorized and 3,717,097 shares issued as of March 31, 2012 and 3,711,988 shares issued as of December 31, 2011	37	37
Additional paid-in-capital	10,156	10,114
Retained earnings	3,814	3,462
Treasury stock, at cost; 572,772 shares as of March 31, 2012 and 142,886 as of December 31, 2011	(3,057)	(566)

Total shareholders’ equity	10,950	13,047

Total liabilities and shareholders’ equity	$18,080	$19,788

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$352	$37
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	47	45
Interest amortization of deferred financing costs	7	—
Bad debt (credit) expense	—	(50)
Stock-based compensation expense	38	64
Deferred income taxes, net	(77)	(28)
Loss in unconsolidated affiliate	—	2
Working capital items:
Accounts receivable and unbilled receivables	(1,529)	(1,336)
Prepaid and other current assets	324	568
Accounts payable	(75)	(1,074)
Accrued payroll and related costs	540	371
Other accrued liabilities	(28)	(46)
Deferred revenue	(48)	(5)

Net cash flows (used in) operating activities	(449)	(1,452)

INVESTING ACTIVITIES:
Capital expenditures	(71)	(22)

Net cash flows (used in) investing activities	(71)	(22)

FINANCING ACTIVITIES:
Purchase of treasury stock	(2,491)	(17)
Proceeds from the exercise of stock options	9	—
(Reduction) in excess tax benefits related to stock options, net	(5)	—

Net cash flows (used in) financing activities	(2,487)	(17)

Net change in cash and cash equivalents	(3,007)	(1,491)
Cash and cash equivalents, beginning of period	5,755	6,334

Cash and cash equivalents, end of period	$2,748	$4,843

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(Unaudited)

1.	Description of Business and Basis of Presentation:

References in this Quarterly Report on 10-Q to “we”, “our”, “Mastech” or “the Company” refer collectively to Mastech Holdings, Inc. and its wholly-owned operating subsidiaries, which are included in these Condensed Consolidated Financial Statements.

Description of Business

We are a provider of IT and specialized healthcare staffing services. Our IT staffing business combines technical expertise with business process experience to deliver a broad range of services within business intelligence / data warehousing; web services; enterprise resource planning & customer resource management; and eBusiness solutions. We work with businesses and institutions with significant IT spending and recurring staffing needs. We also support smaller organizations with their “project focused” temporary IT staffing requirements. Our services span a broad range of industry verticals including: automotive; banking; consumer products; education; financial services; government; healthcare; manufacturing; retail; technology; telecommunications; transportation; and utilities. Our healthcare staffing business provides specialized healthcare professionals, including surgical nurses, therapists and physicians, to hospitals and other healthcare facilities.

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC on March 23, 2012. Additionally, our operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012 or for any other period.

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

As of March 31, 2012, the Company has $405,000 of goodwill recorded on its balance sheet related to the January 2, 2010 acquisition of Curastat, Inc. There was no activity in our goodwill account during the three months ended March 31, 2012 and March 31, 2011.

3.	Intangible Assets

Intangible assets consist of customer relationships, trade name and non-compete covenants related to the acquisition of Curastat, Inc. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 2 to 5 years. Intangible assets were comprised of the following as of March 31, 2012:

	As of March 31, 2012
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$60	$27	$33
Trade name	50	37	13
Non-compete covenants	40	40	—

Total intangible assets	$150	$104	$46

Amortization expense for the three months ended March 31, 2012 and 2011 was $7,000 and $10,000 respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

4.	Commitments and Contingencies

Lease Commitments

The Company rents certain office space and equipment under non-cancelable leases which provides for future minimum rental payments. Total lease commitments have not materially changed from the amounts disclosed in the Company’s 2011 Annual Report on Form 10-K.

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the Plan, subject to certain limits under the Code. For the three months ended March 31, 2012 and March 31, 2011, the Company did not provide for any matching contributions.

6.	Mastech Stock Incentive Plan

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which provides that up to 800,000 shares of the Company’s common stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. There were no grants under this Plan during the three months ended March 31, 2012. For the three months ended March 31, 2011, stock options totaling 6,000 were granted under this Plan at an exercise price of $4.60. As of March 31, 2012 there were 160,000 shares eligible for grant under the Plan.

7.	Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2012 and 2011 was $38,000 and $64,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2012, the Company issued 5,109 shares related to the exercise of stock options. No shares were issued during the three months ended March 31, 2011 related to the exercise of stock options.

8.	Income Taxes

The components of income before income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011
	(Amounts in Thousands)
Income before income taxes:
Domestic	$573	$59
Foreign	—	—

Income before income taxes	$573	$59

The provision for income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011
	(Amounts in Thousands)
Current provision (benefit):
Federal	$190	$52
State	19	(2)

Total current provision	209	50

Deferred provision (benefit):
Federal	10	(32)
State	2	4

Total deferred provision (benefit)	12	(28)

Total provision for income taxes	$221	$22

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three months ended March 31, 2012 and 2011, respectively, were as follows (amounts in thousands):

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Income taxes computed at the federal statutory rate	$195	34.0%	$20	34.0%
State income taxes, net of federal tax benefit	21	3.7	2	3.3
Other — net	5	0.9	—	—

	$221	38.6%	$22	37.3%

9.	Shareholders’ Equity

On December 23, 2010, the Company announced a share repurchase program of up to 750,000 shares of the Company’s common stock over a two year period. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws.

On February 7, 2012, the Company announced that it was commencing a modified “Dutch Auction” tender offer to repurchase up to 608,000 shares of its common stock (remaining unpurchased shares under its repurchase program), in accordance with Schedule TO, filed with the Securities and Exchange Commission on February 7, 2012. The result of this corporate action was the repurchase of 429,886 shares of the Company’s common stock on March 13, 2012, at a price of $5.79 per share, inclusive of transaction costs. The acquired shares will be held in Treasury.

10.	Revenue Concentration

During the three months ended March 31, 2012, we had three clients that represented more than 10% of total revenues. IBM, TEK Systems and Kaiser Permanente represented 14.7%, 10.6% and 10.6% of total revenues, respectively. For the three months ended March 31, 2011, we had three clients that represented more than 10% of total revenues. IBM, TEK Systems and Kaiser Permanente represented 16.1%, 11.4% and 10.3% of total revenues, respectively

The Company’s top ten clients represented approximately 57% and 60% of total revenues for the three months ended March 31, 2012 and 2011, respectively.

11.	Related Party Transactions

The Company transacts with its former parent’s affiliate, as indicated below. The Company’s Co-Chairmen each have an ownership interest in iGATE Patni Corporation in excess of 10%.

Transactions with iGATE’s Affiliate

Prior to January 1, 2012, iGATE Global Solutions provided the Company with offshore contractors and IT support services. These services were provided under negotiated agreements between the parties. For the three months ended March 31, 2012 and 2011, the Company paid iGATE Global Solutions $0 and $210,000, respectively, for such services provided.

Accounts Payable with iGATE’s Affiliate

At March 31, 2012 and 2011, the Company had Accounts Payable balances of $75,000 and $140,000, respectively, due to iGATE Global Solutions.

12.	Earnings Per Share

The computation of basic earnings per share (“EPS”) is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share, reflects the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.

For the three months ended March 31, 2012 and 2011, the computation of diluted earnings per share does not include 50,000 and 245,000 stock options, respectively, as the effect of their inclusion would have been anti-dilutive.

13.	Severance Charges

The Company incurred approximately $120,000 of severance costs during the three months ended March 31, 2012, related to a change in executive leadership. These costs are included as selling, general and administrative expense in the Company’s Consolidated Statements of Operations and payment will be made over the six-month period ending September 30, 2012. During the three months ended March 31, 2011, the Company incurred approximately $100,000 of severance costs related to its realignment of roles within the recruitment organization.

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

You should read the following discussion in conjunction with our audited consolidated financial statements and accompanying notes for year ended December 31, 2011, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 23, 2012.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about future events, future performance, plans, strategies, expectations, prospects, competitive environment and regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words, “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend” or the negative of these terms or similar expressions in this quarterly report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors”, “Forward-Looking Statements” and elsewhere in our 2011 Annual Report on Form 10-K. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update forward-looking statements and the estimates and assumptions associated with them, after the date of this quarterly report on Form 10-Q, except to the extent required by applicable securities laws.

Website Access to SEC Reports:

The Company’s website is www.mastech.com. The Company’s 2011 Annual Report on Form 10-K, current reports on Form 8-K and all other reports filed with the SEC, are available free of charge on the Investor Relations page. The website is updated as soon as reasonably practical after such reports are filed electronically with the SEC.

Overview:

We are a domestic provider of IT and specialized healthcare staffing services. From July 1986 through September 2008, we conducted our business as subsidiaries of iGATE. We do not sell, lease or otherwise market computer software or hardware, and 100% of our revenue is derived from the sale of staffing services.

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

Recent Developments:

On February 7, 2012, the Company announced that it was commencing a modified “Dutch Auction” tender offer to repurchase up to 608,000 shares of its common stock. If fully subscribed, this transaction would have completed the Company’s 750,000 share repurchase program announced on December 23, 2010.

The result of this corporate action was the repurchase of 429,886 shares of the Company’s common stock on March 13, 2012 at a purchase price of $5.79, inclusive of transaction costs. The cash outlay of $2.5 million required to complete this transaction was provided entirely from cash balances on hand.

Critical Accounting Policies:

Our critical accounting policies are described in Note 1 “Summary of Significant Accounting Policies” of the notes to our audited Consolidated Financial Statements, included in our 2011 Annual Report on Form 10-K.

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the last half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. In 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. In 2011 and during the first three months of 2012, activity levels have continued to trend up in most technologies and sales channels. Looking forward, we are encouraged by the recent strengthening of the domestic job market, but have concerns over lingering uncertainties that exist in the global economy.

In addition to tracking general U.S. economic conditions, a large portion of our revenues are generated from a limited number of clients. Accordingly, our trends and outlook are impacted by the prospects and well-being of these specific clients. This “account concentration” factor may cause our results of operations to deviate from the prevailing U.S. economic trends from time to time.

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

Results of Operations for the Three Months Ended March 31, 2012 as Compared to the Three Months Ended March 31, 2011:

Revenues:

Revenues for the three months ended March 31, 2012 totaled $24.5 million, compared to $19.9 million for the corresponding three month period in 2011. This 23% year-over-year revenue increase largely reflects a higher demand for the Company’s services and the corresponding increase in billable consultants on assignment during the 2012 period. Billable IT headcount at March 31, 2012 totaled 558 consultants compared to 472 consultants, one-year earlier. For the three-months ended March 31, 2012, our billable IT headcount increased modestly as robust demand was migrated by a high level of project completions.

Below is a tabular presentation of revenues by sales channel for the three months ended March 31, 2012 and 2011, respectively:

Revenues (Amounts in millions)	Three months ended March 31, 2012	Three months ended March 31, 2011
Wholesale IT Channel	$15.4	$12.9
Retail IT Channel	6.5	5.0
Specialized Healthcare	2.6	1.9
Permanent Placements / Fees	0.0	0.1

Total revenues	$24.5	$19.9

Revenues from our wholesale IT channel increased approximately 19% in the three month period ended March 31, 2012 compared to the corresponding 2011 period. Higher revenue levels from both staffing clients (up 32%) and integrator clients (up 10%) were driven by stronger demand for IT services. During the 2012 period, high project ends and a lower level of new ERP assignments impacted our integrator business. Retail IT channel revenues were up approximately 30% during the three months ended March 31, 2012 compared to the period one-year earlier. Most of this increase came from higher demand at many of our MSP clients. Healthcare revenues increased by 37% for the three month period ended March 31, 2012 compared to the corresponding 2011 period. This improvement reflects an expansion of our service offerings and the geographies in which we market such services. Permanent placement / fee revenues were down approximately $0.1 million in 2012 compared to a year earlier.

During the three months ended March 31, 2012, we had three clients that represented more than 10% of total revenues. IBM, TEK Systems and Kaiser Permanente represented 14.7%, 10.6% and 10.6% of total revenues, respectively. For the three months ended March 31, 2011, we had three clients that represented more than 10% of total revenues. IBM, TEK Systems and Kaiser Permanente represented 16.1%, 11.4% and 10.3% of total revenues, respectively

The Company’s top ten clients represented approximately 57% and 60% of total revenues for the three months ended March 31, 2012 and 2011, respectively.

Gross Margin:

Gross profits in the first quarter of 2012 totaled $4.5 million, or approximately $0.6 million higher than the first quarter of 2011. Gross profit as a percentage of revenue decreased to 18.2% for the three month period ending March 31, 2012 compared to 19.3% for the three month period a year earlier. The gross margin decline reflects lower permanent placement fees, supply-side pricing pressures within certain technologies and a revenue shift towards our lower margin sales channels.

Below is a tabular presentation of gross margin by sales channel for the three months ended March 31, 2012 and 2011, respectively:

Gross Margin	Three months ended March 31, 2012	Three months ended March 31, 2011
Wholesale IT Channel	17.6%	18.2%
Retail IT Channel	19.3	21.5
Specialized Healthcare	17.8	17.0
Permanent Placements / Fees	100.0	100.0

Total gross margin	18.2%	19.3%

Wholesale IT channel gross margins declined by 60 basis points for the three months ended March 31, 2012 compared to 2011. This decline was largely due to lower margins at our integrator clients and a lower level of ERP assignments in the 2012 quarter. Retail IT gross margins were down 220 basis points during the three months ended March 31, 2012 compared to 2011, due to supply-

side pricing pressures and an unfavorable mix of business between end-user and MSP clients. Specialized healthcare gross margins improved 80 basis points in the 2012 period compared to a year earlier, largely due to the continued expansion of our higher valued service offerings.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the three months ended March 31, 2012 totaled $3.9 million or 15.8% of revenues, compared to $3.8 million or 19.0% of revenues for the three months ended March 31, 2011. Fluctuations within SG&A expense components during the 2012 period compared to a year earlier included the following:

•	Sales expense was flat in the 2012 period compared to 2011. Lower sales management expenses were offset by an increase in sales staff.

•	Recruiting expense was up in the 2012 period by $0.1 million due to an increase in recruiting staff and higher visa processing fees.

•

General and administrative expense in 2012 was in-line with expenses a year earlier. Both the 2012 and 2011 periods included approximately $0.1 million of severance expense related to sales and recruitment leadership changes.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended March 31, 2012 consisted of interest expense of $16,000; and a foreign exchange loss of $7,000. For the three months ended March 31, 2011, Other Income / (Expense) consisted of interest expense of $6,000 and foreign exchange loss of $1,000. The higher interest expense in the 2012 period largely reflects the amortization of deferred financing costs related to our August 31, 2011 amended credit facility with PNC Bank, N.A.

Income Tax Expense:

Income tax expense for the three months ended March 31, 2012 totaled $221,000, representing an effective tax rate on pre-tax income of 38.6%, compared to $22,000 for the three months ended March 31, 2011, which represented a 37.3% effective tax rate on pre-tax income. A higher aggregate state tax rate in the 2012 period was largely responsible for the higher effective tax rate.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

At March 31, 2012, we had $2.7 million of cash and equivalents on hand. In addition to our cash balances, we have access to a credit facility with PNC Bank, N.A. with $19 million of maximum availability, under which our borrowing base was $14.1 million at March 31, 2012. During the three months ended March 31, 2012, the Company spent $2.5 million to acquire approximately 12% of its outstanding common stock through the completion of a modified “Dutch Auction” tender offer. This corporate action was funded entirely with cash balances on hand.

Historically, we have funded our business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At March 31, 2012, our accounts receivable “days sales outstanding” (“DSO’s”) measurement was 51-days, compared to 52-days a year earlier. We expect cash provided by operating activities, cash balances on hand and access to capital under our existing credit facility to adequately fund our business needs during the balance of 2012.

Cash flows used in operating activities:

Cash used in operating activities for the three months ended March 31, 2012 totaled $0.5 million compared to $1.5 million during the three months ended March 31, 2011. Elements of cash flows during the 2012 period were net income of $0.4 million and an offsetting increase in operating working capital levels of $0.9 million. During the three months March 31, 2011, elements of cash flows were largely related to increases in operating working capital. The operating working capital increases in both 2012 and 2011 reflect higher accounts receivable balances in support of our revenue growth.

Cash flows used in investing activities:

Cash used in investing activities for the three months ended March 31, 2012 totaled $71,000 compared to $22,000 for the three months ended a year earlier. In both 2012 and 2011, capital expenditures accounted for our entire cash needs.

Cash flows used in financing activities:

Cash used in financing activities for the three months ended March 31, 2012 totaled $2.5 million and largely related to common stock purchased under the Company’s modified “Dutch Auction” tender offer. In the 2011 period, cash used in financing activities totaled $17,000 and related to common shares purchased under the Company’s share repurchase program.

Contractual Obligations and Off-Balance Sheet Arrangements:

The Company rents certain office space and equipment under non-cancelable leases which provides for future minimum rental payments. Total lease commitments have not materially changed from the amounts disclosed in the Company’s 2011 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There has been no change in Mastech’s internal control over financial reporting that occurred during the first quarter that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2011.

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

There have been no material changes from the risk factors as previously disclosed in our 2011 Annual Report on Form 10-K, filed with the SEC on March 23, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our common stock repurchased during the first quarter of 2012 is set forth in the following table. All such shares of common stock were repurchased on March 13, 2012, pursuant to the Company’s modified “Dutch Auction” tender offer, announced on February 7, 2012.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs

January 1, 2012 – January 31, 2012	—	—	—	607,114
February 1, 2012 – February 29, 2012	—	—	—	607,114
March 1, 2012 – March 31, 2012	429,886	$5.79	429,886	177,228

Total	429,886	$5.79	429,886

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to the liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of May, 2012.

MASTECH HOLDINGS, INC.

May 9, 2012	/s/ D. KEVIN HORNER
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