Form 10-Q
period 2012-06-30
Mastech Holdings, Inc.
filed 2012-08-10
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 31, 2012 was 3,175,451.

MASTECH HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$25,312	$22,115	$49,766	$42,016
Cost of revenues	20,483	17,677	40,477	33,734

Gross profit	4,829	4,438	9,289	8,282
Selling, general and administrative expenses	4,058	3,817	7,922	7,595

Income from operations	771	621	1,367	687
Interest income (expense), net	(17)	(6)	(33)	(12)
Other income (expense), net	(16)	(1)	(23)	(2)

Income before income taxes	738	614	1,311	673
Income tax expense	280	232	501	254

Net income	$458	$382	$810	$419

Earnings per share:
Basic	$.14	$.10	$.24	$.11

Diluted	$.14	$.10	$.24	$.11

Weighted average common shares outstanding:
Basic	3,158	3,673	3,320	3,682

Diluted	3,269	3,755	3,427	3,777

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$458	$382	$810	$419
Other comprehensive income (loss):
Net unrealized gain on cash flow hedges, net of tax (expense) of ($2)	2	—	2	—

Total other comprehensive income	$2	$—	$2	$—

Total comprehensive income	$460	$382	$812	$419

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,687	$5,755
Accounts receivable, net of allowance for uncollectible accounts of $305 in 2012 and in 2011	12,116	10,430
Unbilled receivables	1,938	1,495
Prepaid and other current assets	1,043	1,046
Deferred income taxes	88	177

Total current assets	16,872	18,903
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,749	1,683
Enterprise software	717	675
Leasehold improvements	555	555

	3,021	2,913
Less – accumulated depreciation	(2,726)	(2,640)

Net equipment, enterprise software, and leasehold improvements	295	273
Intangible assets, net	38	53
Deferred financing costs, net	60	74
Goodwill	405	405
Deferred income taxes	177	80

Total assets	$17,847	$19,788

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,995	$2,309
Accrued payroll and related costs	4,000	4,002
Other accrued liabilities	286	324
Deferred revenue	58	106

Total current liabilities	6,339	6,741

Total liabilities	6,339	6,741
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 100,000,000 shares authorized and 3,742,621 shares issued as of June 30, 2012 and 3,711,988 shares issued as of December 31, 2011	37	37
Additional paid-in-capital	10,254	10,114
Retained earnings	4,272	3,462
Accumulated other comprehensive income	2	—
Treasury stock, at cost; 572,772 shares as of June 30, 2012 and 142,886 shares as of December 31, 2011	(3,057)	(566)

Total shareholders’ equity	11,508	13,047

Total liabilities and shareholders’ equity	$17,847	$19,788

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$810	$419
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	101	90
Interest amortization of deferred financing costs	14	—
Bad debt (credit) expense	—	(50)
Stock-based compensation expense	77	126
Deferred income taxes, net	(8)	(76)
Loss in unconsolidated affiliate	—	2
Gain on derivative contract	(1)	—
Working capital items:
Accounts receivable and unbilled receivables	(2,129)	(1,931)
Prepaid and other current assets	6	831
Accounts payable	(314)	(493)
Accrued payroll and related costs	(2)	304
Other accrued liabilities	(38)	(6)
Deferred revenue	(48)	(50)

Net cash flows (used in) operating activities	(1,532)	(834)

INVESTING ACTIVITIES:
Capital expenditures	(108)	(72)

Net cash flows (used in) investing activities	(108)	(72)

FINANCING ACTIVITIES:
Purchase of treasury stock	(2,491)	(130)
Proceeds from the exercise of stock options	43	22
Increase in excess tax benefits related to stock options, net	20	13

Net cash flows (used in) financing activities	(2,428)	(95)

Net change in cash and cash equivalents	(4,068)	(1,001)
Cash and cash equivalents, beginning of period	5,755	6,334

Cash and cash equivalents, end of period	$1,687	$5,333

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

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

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC on March 23, 2012. Additionally, our operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012 or for any other period.

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

Segment Reporting

The Company, which aggregates its IT and healthcare staffing operating segments based on the nature of services, has one reportable segment in accordance with ASC Topic 280 “Disclosures About Segments of an Enterprise and Related Information”.

2. Significant Accounting Policies:

Derivative Instruments and Hedging Activities

The Company is exposed to foreign currency risks by nature of its Indian-based global recruitment centers. During 2012, the Company’s expenditures in Indian rupees, in support of these operations, have increased significantly. Accordingly, to mitigate and manage the risk of changes in foreign currency exchange rates, the Company entered into foreign currency forward contracts in June 2012. These forward contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. The Company does not enter into derivative contracts for speculative purposes.

All derivatives are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statement of Operations on the same line item and in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of these instruments deemed ineffective are recognized in the Consolidated Statement of Operations as foreign exchange gains (losses).

With respect to derivatives designated as hedges, the Company formally documents all relationships between the hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking such transaction. The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during such time, a contract is deemed ineffective, the change in the fair value of the derivative is recorded in the Consolidated Statement of Operations as foreign exchange gain (loss).

Other Significant Accounting Policies

The Company’s other significant accounting policies are described in Note 1. “Significant Accounting Policies” of the notes to our audited Consolidated Financial Statements, included in our 2011 Annual Report on Form 10-K.

3. Goodwill

As of June 30, 2012, the Company has $405,000 of goodwill recorded on its balance sheet related to the January 2, 2010 acquisition of Curastat, Inc. There was no activity in our goodwill account during the three and six months ended June 30, 2012 and June 30, 2011.

4. Intangible Assets

Intangible assets consist of customer relationships, trade name and non-compete covenants related to the acquisition of Curastat, Inc. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 2 to 5 years. Intangible assets were comprised of the following as of June 30, 2012:

	As of June 30, 2012
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$60	$30	$30
Trade name	50	42	8
Non-compete covenants	40	40	—

Total intangible assets	$150	$112	$38

Amortization expense for the six months ended June 30, 2012 and 2011 was $15,000 and $20,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

5. Commitments and Contingencies

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

6. Employee Benefit Plan

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the Plan, subject to certain limits under the Code. For the six months ended June 30, 2012 and June 30, 2011, the Company did not provide for any matching contributions.

7. Mastech Stock Incentive Plan

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which provides that up to 800,000 shares of the Company’s common stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. There were no grants under this Plan during the three and six months ended June 30, 2012. During the three and six months ended June 30, 2011, the Company granted 0 and 6,000 stock options and 90,000 restricted stock awards, respectively. As of June 30, 2012, there were 162,000 shares available for grant under the Plan.

8. Stock-Based Compensation

Stock-based compensation expense for the three months ended June 30, 2012 and 2011 was $39,000 and $62,000, respectively, and for the six months ended June 30, 2012 and 2011 was $77,000 and $126,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2012, the Company issued 25,524 shares and 30,633 shares related to the exercise of stock options and vesting of restricted stock grants. During the three and six months ended June 30, 2011, the Company issued 18,750 and 18,750 shares, respectively, related to the exercise of stock options.

9. Derivative Instruments and Hedging Activities

In June 2012, the Company entered into foreign currency forward contracts (“derivative contracts”) to mitigate and manage the risk of changes in foreign exchange rates related to highly probable expenditures in support of its Indian-based global recruitment centers. These forward contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”.

All derivatives are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statement of Operations on the same line item and in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of these instruments deemed ineffective are recognized in the Consolidated Statement of Operations as foreign exchange gains (losses). Hedge effectiveness is assessed based on changes in the fair value of the forward contracts related to the difference between the spot price and the forward price. Forward points (premiums/discounts) are excluded from the assessment of hedge effectiveness and are recognized in the Consolidated Statement of Operations as foreign exchange gains/(losses).

The outstanding derivative contracts mature in twelve equal monthly installments of 9 million Indian Rupees through June 2013, meet the qualifying criteria for hedge accounting and have been deemed to be effective. Accordingly, the Company has recorded other comprehensive gains of $4,000 as of June 30, 2012.

The following table presents information related to foreign currency forward contracts held by the Company:

OUTSTANDING HEDGE TRANSACTIONS QUALIFYING FOR HEDGE ACCOUNTING AS OF JUNE 30, 2012

(Amounts in thousands):

	Maturity Date Ranges	Rupee Strike Price Ranges	Amount	Net Unrealized Gain/(Losses) June 30, 2012
FORWARD CONTRACTS USD:
From:	July 19, 2012	55.91
To:	June 19, 2013	58.57
Total			$1,881	$4

THE EFFECT OF DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2012 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) recognized in OCI on Derivatives	Location of Gain/(Loss) reclassified from Accumulated OCI to Income	Amount of Gain/(Loss) reclassified from Accumulated OCI to Income	Location of Gain/(Loss) recognized in Income on Derivatives	Amount of Gain/(Loss) recognized in Income on Derivatives

	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)

Currency
Forward	$4	SG&A Expense	$0	Other Income/ (Expense)	$1
Contracts

INFORMATION ON THE LOCATION AND AMOUNTS OF DERIVATIVE FAIR VALUES IN THE CONDENSED CONSOLIDATED BALANCE SHEET (in thousands):

	June 30, 2012		December 31, 2011
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Currency Forward Contracts	Prepaid and Other Current Assets	$5	Not applicable	$—

The estimated amount of net gains as of June 30, 2012 that is expected to be reclassified from other comprehensive income into earnings within the next 12 months is $4,000.

10. Fair Value Measurements

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for such asset or liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used to measure fair value. The fair value hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of input used to measure fair value are as follows:

•	Level 1 – Inputs are observable quoted prices (unadjusted) in active markets for identical assets and liabilities.

•

Level 2 – Inputs are observable, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are directly or indirectly observable in the marketplace.

•	Level 3 – Inputs are unobservable that are supported by little or no market activity.

At June 30, 2012, the Company carried the following financial assets and liabilities at fair value measured on a recurring basis (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable inputs (Level 2)	Unobservable inputs Level (3)
Current Assets:

Currency Forward Contracts	$—	$5	$—

11. Income Taxes

The components of income before income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Amounts in Thousands)		(Amounts in Thousands)
Income before income taxes:
Domestic	$738	$614	$1,311	$673
Foreign	—	—	—	—

Income before income taxes	$738	$614	$1,311	$673

The provision for income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Amounts in Thousands)		(Amounts in Thousands)
Current provision:
Federal	$196	$262	$386	$314
State	15	18	34	16

Total current provision	211	280	420	330

Deferred provision (benefit):
Federal	60	(53)	70	(85)
State	9	5	11	9

Total deferred provision (benefit)	69	(48)	81	(76)

Total provision for income taxes	$280	$232	$501	$254

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three and six months ended June 30, 2012 and 2011 were as follows (amounts in thousands):

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
Income taxes computed at the federal statutory rate	$251	34.0%	$209	34.0%
State income taxes, net of federal tax benefit	24	3.3	23	3.8
Other – net	5	0.6	—	—

	$280	37.9%	$232	37.8%

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
Income taxes computed at the federal statutory rate	$446	34.0%	$229	34.0%
State income taxes, net of federal tax benefit	45	3.4	25	3.7
Other – net	10	0.8	—	—

	$501	38.2%	$254	37.7%

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, are as follows:

(Amounts in thousands)	Six Months Ended June 30, 2012
Balance as of December 31, 2011	$89
Additions related to current period	20
Additions related to prior periods	—
Reductions related to prior periods	—

Balance as of June 30, 2012	$109

Although it is difficult to anticipate the final outcome of these uncertain tax positions, the Company believes that the total amount of unrecognized tax benefits could be reduced by approximately $25,000 during the next twelve months due to the expiration of the statutes of limitation.

12. Shareholders’ Equity

On December 23, 2010, the Company announced a share repurchase program of up to 750,000 shares of the Company’s common stock over a two year period. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws.

On February 7, 2012, the Company announced that it was commencing a modified “Dutch Auction” tender offer to repurchase up to 608,000 shares of its common stock (remaining unpurchased shares under its repurchase program), in accordance with Schedule TO, filed with the Securities and Exchange Commission on February 7, 2012. The result of this corporate action was the repurchase of 429,886 shares of the Company’s common stock on March 13, 2012, at a price of $5.79 per share, inclusive of transaction costs. The acquired shares will be held in Treasury. No shares of the Company’s common stock were repurchased during the three months ended June 30, 2012.

13. Revenue Concentration

Following is a concentration of revenues greater than 10%, by client, for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
IBM	11.1%	14.4%	12.9%	15.2%
Tek Systems	11.2%	11.5%	10.9%	11.5%
Kaiser Permanente	11.1%	9.4%	10.8%	9.8%

The Company’s top ten clients represent approximately 56% and 61% of total revenues for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, the Company’s top ten clients represented 56% and 60% of total revenues, respectively.

14. Related Party Transactions

The Company transacts with its former parent’s affiliate, iGATE Patni Corporation, as indicated below. The Company’s Co-Chairmen each continue to have an ownership interest in iGATE Patni Corporation in excess of 10%.

Transactions with iGATE’s Affiliate

Prior to January 1, 2012, iGATE Global Solutions provided the Company with offshore contractors and IT support services. These services were provided under negotiated agreements between the parties. For the three months ended June 30, 2012 and 2011, the Company paid iGATE Global Solutions $0 and $202,000, respectively for such services provided. For the six months ended June 30, 2012 and 2011, the Company paid $0 and $412,000 for such services, respectively.

Accounts Payable with iGATE’s Affiliate

At June 30, 2012 and 2011, the Company had accounts payable balances of $0 and $153,000, respectively.

15. Earnings Per Share

The computation of basic earnings per share (“EPS”) is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share, reflects the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.

For the three months ended June 30, 2012 and 2011, the computation of diluted earnings per share does not include 50,000 and 252,000 stock options, respectively, as the effect of their inclusion would have been anti-dilutive. For the six months ended June 30, 2012 and 2011, 50,000 and 249,000 stock options, respectively, were not included in the computation of earnings per share.

16. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	June 30, 2012	December 31, 2011
Net unrealized gain on cash flow hedge (net of taxes)	$2	$—

17. Severance Charges

The Company incurred severance costs of $0 and $120,000 during the three and six months ended June 30, 2012, respectively, related to a change in executive leadership. During the three and six months ended June 30, 2011, the Company incurred $0 and $100,000 of severance costs related to its realignment of roles within its recruitment organization. These costs are included as selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Operations. Payment related to the 2012 severance will be made over the six-month period ending September 30, 2012.

18. Subsequent Events

None. The Company has performed a review of events subsequent to the balance sheet date.

19. Recently Issued Accounting Standards

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

Critical Accounting Policies:

Derivative Instruments and Hedging Activities

The Company is exposed to foreign currency risks by nature of its Indian-based global recruitment centers. During 2012, the Company’s expenditures in Indian rupees, in support of these operations, have increased significantly. Accordingly, to mitigate and manage the risk of changes in foreign currency exchange rates, the Company entered into foreign currency forward contracts in June 2012. These forward contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. The Company does not enter into derivative contracts for speculative purposes.

All derivatives are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statement of Operations on the same line item and in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of these instruments deemed ineffective are recognized in the Consolidated Statement of Operations as foreign exchange gains (losses).

With respect to derivatives designated as hedges, the Company formally documents all relationships between the hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking such transaction(s). The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during such time, a contract is deemed ineffective, the change in the fair value of the derivative is recorded in the Consolidated Statement of Operations as foreign exchange gain (loss).

Other Critical Accounting Policies

The Company’s other significant accounting policies are described in Note 1. “Significant Accounting Policies” of the notes to our audited Consolidated Financial Statements, included in our 2011 Annual Report on Form 10-K.

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

During the three-months ended June 30, 2012, the Company did not repurchase any of the 177,228 common shares available for purchase under its share repurchase program referenced above.

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the last half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. In 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. In 2011 and during the first half of 2012, activity levels have continued to trend up in most technologies and sales channels. As we look towards the second half of the 2012, we have growing concerns about U.S. economic conditions due to lingering uncertainties that exist in the global economy.

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

Results of Operations for the Three Months Ended June 30, 2012 as Compared to the Three Months Ended June 30, 2011:

Revenues:

Revenues for the three months ended June 30, 2012 totaled $25.3 million, compared to $22.1 million for the corresponding three month period in 2011. This 14% year-over-year revenue increase largely reflects a higher demand for the Company’s services and the corresponding increase in IT billable consultants during the 2012 period and the expansion of our healthcare business. Billable IT headcount at June 30, 2012 totaled 587 consultants compared to 530 consultants, one-year earlier. For the three-month period ended June 30, 2012 our billable IT headcount increased 29-consultants.

Below is a tabular presentation of revenues by sales channel for the three months ended June 30, 2012 and 2011:

Revenues (Amounts in millions)	Three months ended June 30, 2012	Three months ended June 30, 2011
Wholesale IT Channel	$15.6	$14.4
Retail IT Channel	7.0	5.5
Specialized Healthcare	2.6	2.1
Permanent Placements / Fees	0.1	0.1

Total revenues	$25.3	$22.1

Revenues from our wholesale IT channel increased approximately 8% during the three month period ended June 30, 2012 compared to the corresponding 2011 period. Higher revenue levels from staffing clients (up 30%) were driven by stronger demand for IT services. Partially offsetting this increase were lower integrator client revenues (down 5%) as lower levels of new ERP assignments have impacted this channel’s performance in 2012. Retail IT channel revenues were up approximately 27% during the three months ended June 30, 2012 compared to the period one-year earlier. Most of this increase came from higher demand at many of our MSP clients. Specialized healthcare revenues increased by 24% for the three month 2012 period compared to the corresponding 2011 period. This improvement reflects an expansion of our service offerings and the geographies in which we market such services. Permanent placement / fee revenues were in-line with revenues generated a year earlier.

During the three months ended June 30, 2012, we had three clients that represented more than 10% of total revenues (TEK Systems = 11.2%; IBM = 11.1%; and Kaiser Permanente = 11.1%). During the three months ended June 30, 2011, we had two clients that represented more than 10% of total revenue (IBM = 14.4% and TEK Systems = 11.5%). During the 2012 period, our top ten clients represented approximately 56% of total revenues compared to 61% of total revenues in the corresponding 2011 period.

Gross Margin:

Gross profits in the second quarter of 2012 totaled $4.8 million, or approximately $0.4 million higher than the second quarter of 2011. Gross profit as a percentage of revenue increased to 19.1% in the three-month period ending June 30, 2012 compared to 18.2% reported in the previous quarter. However, margins were still below the 20.1% achieved during the three month period ending June 30, 2011. The gross margin decline from a year earlier reflected supply-side pricing pressures within certain technologies, a lack of new ERP assignments and a revenue shift towards our lower margin sales channels.

Below is a tabular presentation of gross margin by sales channel for the three months ended June 30, 2012 and 2011:

Gross Margin	Three months ended June 30, 2012	Three months ended June 30, 2011
Wholesale IT Channel	18.3%	19.2%
Retail IT Channel	19.4	20.5
Specialized Healthcare	18.9	18.7
Permanent Placements / Fees	100.0	100.0

Total gross margin	19.1%	20.1%

Wholesale IT channel gross margins declined by 90 basis points for the three months ended June 30, 2012 compared to the corresponding 2011 period. This decline reflected lower margins at our integrator clients due to a lower level of ERP assignments in the 2012 period and consultant compensation increases, in excess of bill rate increases, on existing assignments at many of our staffing clients. Retail IT gross margins were down 110 basis points during the three months ended June 30, 2012 compared to 2011, due to supply-side pricing pressures and an unfavorable mix of business between direct end-user and MSP clients. Specialized healthcare gross margins improved 20 basis points in the 2012 period compared to a year earlier, largely due to the continued expansion of our higher valued service offerings.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the three months ended June 30, 2012 totaled $4.1 million or 16.0% of revenues, compared to $3.8 million or 17.3% of revenues for the three months ended June 30, 2011. The increase in SG&A expenses largely reflected investments made in our recruiting organization, particularly during the last six months. Fluctuations within SG&A expense components during the 2012 period compared to a year earlier included the following:

•	Sales expense was largely flat in the 2012 period compared to 2011.

•

Recruiting expense was up in the 2012 period by $0.3 million due to an increase in recruiting staff, higher visa processing fees and expenditures made in connection with process improvement initiatives.

•	General and administrative expense in 2012 was in-line with expenses a year earlier.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended June 30, 2012 consisted of interest expense of $17,000; and a foreign exchange loss of $16,000. For the three months ended June 30, 2011, Other Income / (Expense) consisted of interest expense of $6,000 and foreign exchange loss of $1,000. The higher interest expense in the 2012 period largely reflects the amortization of deferred financing costs related to our August 31, 2011 amended credit facility with PNC Bank. The foreign exchange loss was due to a significant decline in the Indian rupee against the U. S. Dollar during the three-months ended June 30, 2012.

Income Tax Expense:

Income tax expense for the three months ended June 30, 2012 totaled $280,000, representing an effective tax rate on pre-tax income of 37.9%, compared to $232,000 for the three months ended June 30, 2011, which represented a 37.8% effective tax rate on pre-tax income.

Results of Operations for the Six Months Ended June 30, 2012 as Compared to the Six Months Ended June 30, 2011:

Revenues:

Revenues for the six months ended June 30, 2012 totaled $49.8 million, compared to $42.0 million for the corresponding six month period in 2011. This 18% year-over-year revenue increase largely reflects a higher demand for the Company’s services and the corresponding increase in billable consultants during the 2012 period.

Below is a tabular presentation of revenues by sales channel for the six months ended June 30, 2012 and 2011:

Revenues (Amounts in millions)	Six months ended June 30, 2012	Six months ended June 30, 2011
Wholesale IT Channel	$31.0	$27.4
Retail IT Channel	13.5	10.4
Specialized Healthcare	5.2	4.0
Permanent Placements / Fees	0.1	0.2

Total revenues	$49.8	$42.0

Revenues from our wholesale IT channel increased approximately 13% during the six month period ended June 30, 2012 compared to the corresponding 2011 period. Higher revenue levels from both staffing clients (up 31%) and integrator clients (up 2%) were driven by stronger demand for IT services. During the 2012 period, lower levels of new ERP assignments have impacted the growth of our integrator business. Retail IT channel revenues were up approximately 30% during the six months ended June 30, 2012 compared to the period one-year earlier. Most of this increase came from higher demand at many of our MSP clients. Specialized healthcare revenues increased by 30% for the six month 2012 period compared to the corresponding 2011 period. This improvement reflects an expansion of our service offerings and the geographies in which we market such services. Permanent placement / fee revenues were approximately $0.1 million below those revenues generated a year earlier.

During the six months ended June 30, 2012, we had three clients that represented more than 10% of total revenues (IBM = 12.9%; TEK Systems 10.9%, and Kaiser Permanente = 10.8%) During the six months ended June 30, 2011, we had two clients that represented more than 10% of total revenue (IBM = 15.2% and TEK Systems = 11.5%). During the 2012 period, our top ten clients represented approximately 56% of total revenues compared to 60% of total revenues in the corresponding 2011 period.

Gross Margin:

Gross profits in the first half of 2012 totaled $9.3 million, or approximately $1.0 million higher than the first half of 2011. Gross profit as a percentage of revenue declined to 18.7% in the six-month period ending June 30, 2012 from the 19.7% reported in the corresponding 2011 period. This reduction in gross margin reflected supply-side pricing pressures within certain technologies, a revenue shift towards our lower margin sales channels, and lower ERP and permanent placements revenues in the 2012 period.

Below is a tabular presentation of gross margin by sales channel for the six months ended June 30, 2012 and 2011:

Gross Margin	Six months ended June 30, 2012	Six months ended June 30, 2011
Wholesale IT Channel	18.0%	18.7%
Retail IT Channel	19.3	21.0
Specialized Healthcare	18.4	17.9
Permanent Placements / Fees	100.0	100.0

Total gross margin	18.7%	19.7%

Wholesale IT channel gross margins declined by 70 basis points for the six months ended June 30, 2012 compared to the corresponding 2011 period. This decline was due to lower levels of ERP assignments and consultant compensation increases, in excess of bill rate increases, on existing projects in the 2012 period. Retail IT gross margins were down 170 basis points during the six months ended June 30, 2012 compared to 2011, due to supply-side pricing pressures and an unfavorable mix of business between direct end-user and MSP clients. Specialized healthcare gross margins improved 50 basis points in the 2012 period compared to a year earlier, largely due to the continued expansion of our higher valued service offerings.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the six months ended June 30, 2012 totaled $7.9 million or 15.9% of revenues, compared to $7.6 million or 18.1% of revenues for the six months ended June 30, 2011. The increase in SG&A expenses largely reflected investments made in our recruiting organization, particularly during the last six months. Fluctuations within SG&A expense components during the 2012 period compared to a year earlier included the following:

•	Sales expense was down $0.1 million in the 2012 period compared to 2011 due to lower sales leadership expenses.

•

Recruiting expense was up in the 2012 period by $0.4 million due to an increase in recruiting staff, higher visa processing fees and expenditures made in connection with process improvement initiatives.

•

General and administrative expense in 2012 was in-line with expenses incurred a year earlier. Both the 2012 and 2011 periods included approximately $0.1 million of severance expense related to sales and recruitment leadership changes.

Other Income / (Expense) Components:

Other Income / (Expense) for the six months ended June 30, 2012 consisted of interest expense of $ 33,000; and a foreign exchange loss of $23,000. For the six months ended June 30, 2011, Other Income / (Expense) consisted of interest expense of $12,000 and foreign exchange loss of $2,000. The higher interest expense in the 2012 period largely reflects the amortization of deferred financing costs related to our August 31, 2011 amended credit facility with PNC Bank. The foreign exchange loss reflects the significant decline in the Indian rupee against the U. S. Dollar during the six-months ended June 30, 2012.

Income Tax Expense:

Income tax expense for the six months ended June 30, 2012 totaled $501,000, representing an effective tax rate on pre-tax income of 38.2%, compared to $254,000 for the three months ended June 30, 2011, which represented a 37.7% effective tax rate on pre-tax income.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

At June 30, 2012, we had $1.7 million of cash and equivalents on hand. In addition to our cash balances, we have access to a credit facility with PNC Bank, N.A. with $19 million of maximum availability, under which our borrowing base was $15.3 million as of June 30, 2012.

Historically, we have funded our business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At June 30, 2012, our accounts receivable “days sales outstanding” (“DSO’s”) measurement was 50-days, which was in-line with our DSO’s of a year ago. We expect cash provided by operating activities, cash balances on hand and access to capital under our existing credit facility to be adequate to fund our business needs during the balance of 2012.

Cash flows used in operating activities:

Cash used in operating activities for the six months ended June 30, 2012 totaled $1.5 million compared to $0.8 million during the six months ended June 30, 2011. Elements of cash flows during the 2012 period were net income of $0.8 million, non-cash charges of $0.2 million and an offsetting increase in operating working capital levels of $2.5 million. During the six months ended June 30, 2011, elements of cash flows included net income of $0.4 million, non-cash charges of $0.1 million and an offsetting increase in operating working capital levels of $1.3 million. The increases in operating working capital levels in both periods were in support of our revenue growth.

Cash flows used in investing activities:

Cash used in investing activities for the six months ended June 30, 2012 totaled $108,000 compared to $72,000 for the six months ended a year earlier. In both 2012 and 2011, capital expenditures accounted for our entire cash needs.

Cash flows used in financing activities:

Cash used in financing activities for the six months ended June 30, 2012 totaled $2.4 million and largely related to common shares purchased under the Company’s modified “Dutch Auction” tender offer in March 2012. In the 2011 period, cash used in financing activities totaled $95,000 and related to common shares purchased under the Company’s share repurchase program.

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

Our cash flows and earnings are subject to fluctuations due to exchange rate variations. Foreign currency risk exists by the nature of our Indian-based recruitment centers. We attempt to limit our exposure to currency exchange fluctuations in the Indian Rupee (“Rupee”) via the purchase of forward currency exchange contracts. These forward contracts have been designated as cash flow hedging instruments and are used to mitigate overall risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency forward contracts held by the Company as of June 30, 2012:

Currency (in thousands)	Amount (in Rupees)	Amount (in USD)

Currency Forward Contracts	108,000	$1,881

Effect of Hypothetical Currency Rate Fluctuations

As of June 30, 2012, the potential gain or loss in the fair value of the Company’s outstanding foreign currency forward contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be as follows (Amounts in thousands):

	Valuation given X% decrease in Rupee/USD Rate				Fair Value as of June 30, 2012	Valuation given X% increase in Rupee/USD Rate
	10%	5%	2%	1%		1%	2%	5%	10%

Rupee to USD Rate	51.53	54.40	56.11	56.69	57.26	57.83	58.41	60.12	62.99

Fair value of derivative instruments	$215	$104	$44	$24	$5	$(13)	$(32)	$(85)	$(166)

ITEM 4:	CONTROLS AND PROCEDURES

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

A summary of our common stock repurchased during the second quarter of 2012 under the 750,000 share repurchase program authorized by our Board of Directors and publicly announced on December 23, 2010, is set forth in the following table. This repurchase program expires on December 23, 2012.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs
April 1, 2012 – April 30, 2012	—	$—	—	177,228
May 1, 2012 – May 31, 2012	—	—	—	177,228
June 1, 2012 – June 30, 2012	—	—	—	177,228

Total	—	$—	—

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to the liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of August, 2012.

MASTECH HOLDINGS, INC.

August 10, 2012	/s/ D. KEVIN HORNER
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