Form 10-Q
period 2012-09-30
Mastech Holdings, Inc.
filed 2012-11-09
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2012 was 3,190,664.

MASTECH HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$25,629	$23,489	$75,395	$65,505
Cost of revenues	20,744	18,840	61,221	52,574

Gross profit	4,885	4,649	14,174	12,931
Selling, general and administrative expenses	3,945	3,921	11,867	11,516

Income from operations	940	728	2,307	1,415
Interest income (expense), net	(17)	(9)	(50)	(21)
Other income (expense), net	52	(9)	29	(11)

Income before income taxes	975	710	2,286	1,383
Income tax expense	374	269	875	523

Net income	$601	$441	$1,411	$860

Earnings per share:
Basic	$.19	$.12	$.43	$.23

Diluted	$.18	$.12	$.42	$.23

Weighted average common shares outstanding:
Basic	3,176	3,657	3,271	3,673

Diluted	3,277	3,755	3,376	3,786

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$601	$441	$1,411	$860
Other comprehensive income (loss):
Net unrealized gain on cash flow hedges, net of tax (expense) of ($28) and ($30) in 2012	43	—	45	—

Total other comprehensive income	$43	$—	$45	$—

Total comprehensive income	$644	$441	$1,456	$860

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,253	$5,755
Accounts receivable, net of allowance for uncollectible accounts of $305 in 2012 and 2011	9,301	10,430
Unbilled receivables	5,090	1,495
Prepaid and other current assets	1,324	1,046
Deferred income taxes	21	177

Total current assets	18,989	18,903
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,764	1,683
Enterprise software	720	675
Leasehold improvements	555	555

	3,039	2,913
Less – accumulated depreciation	(2,774)	(2,640)

Net equipment, enterprise software, and leasehold improvements	265	273
Intangible assets, net	31	53
Deferred financing costs, net	54	74
Goodwill	405	405
Deferred income taxes	205	80

Total assets	$19,949	$19,788

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,907	$2,309
Accrued payroll and related costs	5,363	4,002
Other accrued liabilities	334	324
Deferred revenue	94	106

Total current liabilities	7,698	6,741

Total liabilities	7,698	6,741
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 100,000,000 shares authorized and 3,759,713 shares issued as of September 30, 2012 and 3,711,988 shares issued as of December 31, 2011	38	37
Additional paid-in-capital	10,383	10,114
Retained earnings	4,873	3,462
Accumulated other comprehensive income	45	—
Treasury stock, at cost; 578,912 shares as of September 30, 2012 and 142,886 as of December 31, 2011	(3,088)	(566)

Total shareholders’ equity	12,251	13,047

Total liabilities and shareholders’ equity	$19,949	$19,788

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$1,411	$860
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	156	134
Interest amortization of deferred financing costs	20	—
Bad debt (credit) expense	—	(50)
Stock-based compensation expense	161	182
Deferred income taxes, net	31	79
Loss in unconsolidated affiliate	—	5
Gain on derivative contract	(25)	—
Working capital items:
Accounts receivable and unbilled receivables	(2,466)	(2,603)
Prepaid and other current assets	(208)	162
Accounts payable	(402)	(682)
Accrued payroll and related costs	1,361	1,724
Other accrued liabilities	10	69
Deferred revenue	(12)	(38)

Net cash flows provided by (used in) operating activities	37	(158)

INVESTING ACTIVITIES:
Capital expenditures	(126)	(102)

Net cash flows (used in) investing activities	(126)	(102)

FINANCING ACTIVITIES:
Payment of deferred financing costs	—	(83)
Purchase of treasury stock and other equity securities	(2,522)	(369)
Proceeds from the exercise of stock options	67	22
Increase (reduction) in excess tax benefits related to stock options, net	42	(30)

Net cash flows (used in) financing activities	(2,413)	(460)

Net change in cash and cash equivalents	(2,502)	(720)
Cash and cash equivalents, beginning of period	5,755	6,334

Cash and cash equivalents, end of period	$3,253	$5,614

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(Unaudited)

1.	Description of Business and Basis of Presentation:

References in this Quarterly Report on 10-Q to “we”, “our”, “Mastech” or “the Company” refer collectively to Mastech Holdings, Inc. and its wholly-owned operating subsidiaries, which are included in these Condensed Consolidated Financial Statements.

Description of Business

We are a provider of IT and specialized healthcare staffing services. Our IT staffing business combines technical expertise with business process experience to deliver a broad range of services within business intelligence / data warehousing; web services; enterprise resource planning & customer resource management; and eBusiness solutions. We work with businesses and institutions with significant IT spending and recurring staffing needs. We also support smaller organizations with their “project focused” temporary IT staffing requirements. Our services span a broad range of industry verticals including: automotive; consumer products; education; financial services; government; healthcare; manufacturing; retail; technology; telecommunications; transportation; and utilities. Our healthcare staffing business provides specialized healthcare professionals, including surgical nurses and physical therapists to hospitals and other healthcare facilities.

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012. Additionally, our operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012 or for any other period.

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

Derivative Instruments and Hedging Activities

The Company is exposed to foreign currency risks as a result of its Indian-based global recruitment centers. During 2012, the Company’s expenditures in Indian rupees in support of these operations have increased significantly. Accordingly, to mitigate and manage the risk of changes in foreign currency exchange rates, the Company entered into foreign currency forward contracts in June 2012. These forward contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. The Company does not enter into derivative contracts for speculative purposes.

All derivatives are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments are recorded in other comprehensive income (loss) and are reclassified into the Consolidated Statement of Operations on the same line item and in the same period in which the underlying hedge transactions affects earnings. Changes in the fair value of these instruments deemed ineffective are recognized in the Consolidated Statement of Operations as foreign exchange gains (losses).

With respect to derivatives designated as hedges, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking such transaction. The Company evaluates hedge effectiveness at the time a contract is entered into and on an ongoing basis. If a contract is deemed ineffective, the change in the fair value of the derivative is recorded in the Consolidated Statement of Operations as foreign exchange gains (losses).

Other Significant Accounting Policies

The Company’s other significant accounting policies are described in Note 1. “Significant Accounting Policies” of the notes to our audited Consolidated Financial Statements, included in our 2011 Annual Report on Form 10-K.

3.	Goodwill

As of September 30, 2012, the Company had $405,000 of goodwill recorded on its balance sheet related to the January 2, 2010 acquisition of Curastat, Inc. There was no activity in our goodwill account during the three and nine months ended September 30, 2012 and September 30, 2011.

4.	Intangible Assets

Intangible assets consist of customer relationships, trade name and non-compete covenants related to the acquisition of Curastat, Inc. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 2 to 5 years. Intangible assets were comprised of the following as of September 30, 2012:

	As of September 30, 2012
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$60	$33	$27
Trade name	50	46	4
Non-compete covenants	40	40	—

Total intangible assets	$150	$119	$31

Amortization expense for the nine months ended September 30, 2012 and 2011 was $22,000 and $30,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the Plan, subject to certain limits under the Code. For the nine months ended September 30, 2012 and September 30, 2011, the Company did not provide for any matching contributions.

7.	Mastech Stock Incentive Plan

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which provides that up to 800,000 shares of the Company’s common stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three and nine months ended September 30, 2012, the Company granted 155,000 performance shares to various directors, officers and key employees. During the three months ended September 30, 2012, 50,000 of the performance shares were cancelled. During the three and nine months ended September 30, 2011, the company granted 0 and 6,000 stock options and 90,000 and 90,000 restricted stock awards, respectively. As of September 30, 2012, there were 84,000 shares available for grant under the Plan.

8.	Stock-Based Compensation

Stock-based compensation expense for the three months ended September 30, 2012 and 2011 was $84,000 and $56,000, respectively, and for the nine months ended September 30, 2012 and 2011 was $161,000 and $182,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2012, the Company issued 17,092 and 47,725 shares related to the exercise of stock options and vesting of restricted stock grants. During the three and nine months ended September 30, 2011, the Company issued 0 and 18,750 shares related to the exercise of stock options.

9.	Derivative Instruments and Hedging Activities

In June 2012, the Company entered into foreign currency forward contracts (“derivative contracts”) to mitigate and manage the risk of changes in foreign exchange rates related to highly probable expenditures in support of its Indian-based global recruitment operations. These forward contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”.

All derivatives are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments are recorded in other comprehensive income (loss) and are reclassified into the Consolidated Statement of Operations on the same line item and in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of these instruments deemed ineffective are recognized in the Consolidated Statement of Operations as foreign exchange gains (losses). Hedge effectiveness is assessed based on changes in the fair value of the forward contracts related to the difference between the spot price and the forward price. Forward points (premiums/discounts) are excluded from the assessment of hedge effectiveness and are recognized in the Consolidated Statement of Operations as foreign exchange gains/(losses).

The outstanding contracts mature in nine equal monthly installments of 9 million rupees through June 2013, meet the qualifying criteria for hedge accounting and have been deemed to be effective. Accordingly, the Company has recorded other comprehensive pretax gains of $75,000 as of September 30, 2012.

The following table presents information related to foreign currency forward contracts held by the Company:

OUTSTANDING HEDGE TRANSACTIONS QUALIFYING FOR HEDGE ACCOUNTING AS OF SEPTEMBER 30, 2012 (amounts in thousands):

	Maturity Date Ranges	Rupee Strike Price Ranges	Amount	Net Unrealized Gain/(Losses) September 30, 2012
FORWARD CONTRACTS USD:
From:	October 18, 2012	56.92
To:	June 19, 2013	58.57
Total			$1,401	$75

THE EFFECT OF DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income	Location of Gain / (Loss) reclassified in Income on Derivatives	Amount of Gain / (Loss) recognized in Income on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
Currency Forward Contracts	$71	SG&A Expense	$5	Other Income/ (Expense)	$24

THE EFFECT OF DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income	Location of Gain / (Loss) reclassified in Income on Derivatives	Amount of Gain / (Loss) recognized in Income on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
Currency Forward Contracts	$75	SG&A Expense	$5	Other Income/ (Expense)	$25

INFORMATION ON THE LOCATION AND AMOUNTS OF DERIVATIVE FAIR VALUES IN THE CONDENSED CONSOLIDATED BALANCE SHEET (in thousands):

	September 30, 2012		December 31, 2011
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Currency Forward Contracts	Prepaid and Other Current Assets	$100	Not applicable	$—

The estimated amount of net gains as of September 30, 2012 that is expected to be reclassified from other comprehensive income into earnings within the next 12 months is $75,000.

10.	Fair Value Measurements

ACS Topic 820 “Fair Value Measurements and Disclosures” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for such asset or liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used to measure fair value. The fair value hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of input used to measure fair value are as follows:

•	Level 1 - Inputs are observable quoted prices (unadjusted) in active markets for identical assets and liabilities.

•

Level 2 - Inputs are observable, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are directly or indirectly observable in the marketplace.

•	Level 3 - Inputs are unobservable that are supported by little or no market activity.

At September 30, 2012, the Company carried the following financial assets and liabilities at fair value measured on a recurring basis (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable inputs (Level 2)	Unobservable inputs (Level 3)
Current Assets:
Currency Forward Contracts	$0	$100	$0

11.	Income Taxes

The components of income before income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Amounts in Thousands)		(Amounts in Thousands)
Income before income taxes:
Domestic	$975	$710	$2,286	$1,383
Foreign	0	0	0	0

Income before income taxes	$975	$710	$2,286	$1,383

The provision for income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Amounts in Thousands)		(Amounts in Thousands)
Current provision:
Federal	$306	$110	$692	$424
State	29	4	63	20

Total current provision	335	114	755	444

Deferred provision:
Federal	36	130	106	45
State	3	25	14	34

Total deferred provision	39	155	120	79

Total provision for income taxes	$374	$269	$875	$523

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three and nine months ended September 30, 2012 and 2011 were as follows (amounts in thousands):

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
Income taxes computed at the federal statutory rate	$331	34.0%	$241	34.0%
State income taxes, net of federal tax benefit	32	3.3	29	4.0
Other – net	11	1.1	(1)	(0.1)

	$374	38.4%	$269	37.9%

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
Income taxes computed at the federal statutory rate	$777	34.0%	$470	34.0%
State income taxes, net of federal tax benefit	77	3.4	54	3.9
Other – net	21	0.9	(1)	(0.1)

	$875	38.3%	$523	37.8%

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, are as follows:

(Amounts in thousands)	Nine Months Ended September 30, 2012
Balance as of December 31, 2011	$89
Additions related to current period	29
Additions related to prior periods	—
Reductions related to prior periods	—

Balance as of September 30, 2012	$118

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

On February 7, 2012, the Company announced that it was commencing a modified “Dutch Auction” tender offer to repurchase up to 608,000 shares of its common stock (remaining unpurchased shares under its repurchase program), in accordance with Schedule TO, filed with the Securities and Exchange Commission on February 7, 2012. The result of this corporate action was the repurchase of 429,886 shares of the Company’s common stock on March 13, 2012, at a price of $5.79 per share, inclusive of transaction costs. The acquired shares are held in Treasury. The Company repurchased 6,140 shares of its common stock during the three months ended September 30, 2012 at an average price of $5.05.

13.	Revenue Concentration

The following table reflects the concentration of revenues of greater than 10% by client for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
IBM	10.2%	14.1%	12.0%	14.8%
Tek Systems	10.9%	10.3%	10.9%	11.0%
Kaiser Permanente	10.3%	9.5%	10.7%	9.7%

The Company’s top ten clients represented approximately 54% and 54% of total revenues for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, the Company’s top ten clients represented 55% and 58% of total revenues, respectively.

14.	Related Party Transactions

The Company transacts with its former parent’s affiliate, as indicated below. The Company’s Co-Chairmen each have an ownership interest in iGATE Corporation in excess of 10%.

Transactions with iGATE’s Affiliate

Prior to January 1, 2012, iGATE Global Solutions provided the Company with offshore contractors (recruiters) and IT support services. These services were provided under negotiated agreements between the parties. For the three months ended September 30, 2012 and 2011, the Company paid iGATE Global Solutions $0 and $229,000, respectively for such services provided. For the nine months ended September 30, 2012 and 2011, the Company paid $0 and $641,000 for such services, respectively.

Accounts Payable with iGATE’s Affiliate

At September 30, 2012 and 2011, the Company had accounts payable balances of $0 and $235,000, respectively.

15.	Earnings Per Share

The computation of basic earnings per share (“EPS”) is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share, reflects the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.

For the three months ended September 30, 2012 and 2011, the computation of diluted earnings per share does not include 50,000 and 251,000 stock options, respectively, as the effect of their inclusion would have been anti-dilutive. For the nine months ended September 30, 2012 and 2011, 50,000 and 250,000 stock options, respectively, were not included in the computation of earnings per share.

16.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	September 30, 2012	December 31, 2011
Net unrealized gain on cash flow hedge (net of taxes)	$45	$—

17.	Severance Charges

The Company incurred severance costs of $0 and $120,000 during the three and nine months ended September 30, 2012, respectively, related to a change in executive leadership. During the three and nine months ended September 30, 2011, the Company incurred $0 and $100,000 of severance costs related to its realignment of roles within its recruitment organization. These costs are included as selling, general and administrative expense in the Company's Condensed Consolidated Statements of Operations.

18.	Subsequent Events

On October 23, 2012, the Board of Directors approved the extension of the Company’s existing share repurchase program through December 22, 2014 and increased the number of shares subject to the program by 250,000 shares. This program was set to expire on December 22, 2012. As of September 30, 2012, there were 171,088 shares subject to purchase under this program.

19.	Recently Issued Accounting Standards

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company’s financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 23, 2012.

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

Critical Accounting Policies:

Derivative Instruments and Hedging Activities

The Company is exposed to foreign currency risks as a result of its Indian-based global recruitment centers. During 2012, the Company’s expenditures in Indian rupees, in support of these operations, have increased significantly. Accordingly, to mitigate and manage the risk of changes in foreign currency exchange rates, the Company entered into foreign currency forward contracts in June 2012. These forward contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. The Company does not enter into derivative contracts for speculative purposes.

All derivatives are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments are recorded in other comprehensive income (loss) and are reclassified into the Consolidated Statement of Operations on the same line item and in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of these instruments deemed ineffective are recognized in the Consolidated Statement of Operations as foreign exchange gains (losses). Forward points (premiums/discounts) are excluded from the assessment of hedge effectiveness and are recognized in the Consolidated Statement of Operations as foreign exchange gains/(losses).

With respect to derivatives designated as hedges, the Company formally documents all relationships between the hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking such transactions. The Company evaluates hedge effectiveness at the time a contract is entered into and on an ongoing basis. If a contract is deemed ineffective, the change in the fair value of the derivative is recorded in the Consolidated Statement of Operations as foreign exchange gain (loss).

Other Critical Accounting Policies

The Company’s other significant accounting policies are described in Note 1. “Significant Accounting Policies” of the notes to our audited Consolidated Financial Statements, included in our 2011 Annual Report on Form 10-K.

Recent Developments:

On October 23, 2012, the Board of Directors approved the extension of the Company’s existing share repurchase program through December 22, 2014 and increased the number of shares subject to the program by 250,000 shares. This program was set to expire on December 22, 2012.

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the last half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. In 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. In 2011 and during the first nine months of 2012, activity levels have continued to trend up in most technologies and sales channels. Notwithstanding this recent trend, we continue to have concerns about U.S. economic conditions due to lingering uncertainties that exist in the global economy as we look towards the fourth quarter of 2012 and into 2013.

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

Results of Operations for the Three Months Ended September 30, 2012 as Compared to the Three Months Ended September 30, 2011:

Revenues:

Revenues for the three months ended September 30, 2012 totaled $25.6 million, compared to $23.5 million for the corresponding three month period in 2011. This 9% year-over-year revenue increase largely reflects a higher demand for our services and the corresponding increase in IT billable consultants during the 2012 period, as well as the expansion of our healthcare business. Billable IT headcount at September 30, 2012 totaled 633 consultants compared to 542 consultants, a year earlier. For the three-month period ended September 30, 2012 our billable IT headcount increased by 46-consultants or an increase of approximately 8%.

Below is a tabular presentation of revenues by sales channel for the three months ended September 30, 2012 and 2011:

Revenues (Amounts in millions)	Three months ended September 30, 2012	Three months ended September 30, 2011
Wholesale IT Channel	$16.2	$15.0
Retail IT Channel	6.5	5.9
Specialized Healthcare	2.8	2.4
Permanent Placements / Fees	0.1	0.2

Total revenues	$25.6	$23.5

Revenues from our wholesale IT channel increased approximately 8% during the three month period ended September 30, 2012 compared to the corresponding 2011 period. Higher revenue levels from staffing clients (up 28%) were driven by stronger demand for IT services. Partially offsetting this increase were lower integrator client revenues (down 6%) as lower levels of new ERP assignments have impacted this channel’s performance in 2012. Retail IT channel revenues were up approximately 10% during the three months ended September 30, 2012 compared to the period a year earlier due to higher demand at many of our MSP clients. Specialized healthcare revenues increased by 17% for the three month 2012 period compared to the corresponding 2011 period. This improvement largely reflects the expansion of our therapy service offerings during the current year. Permanent placement / fee revenues were approximately $0.1 million down from revenues generated a year earlier.

During the three months ended September 30, 2012, we had three clients that represented more than 10% of total revenues (TEK Systems = 10.9%; IBM = 10.2%; and Kaiser Permanente = 10.3%). During the three months ended September 30, 2011, we had two clients that represented more than 10% of total revenue (IBM = 14.1% and TEK Systems = 10.3%). During the 2012 period, our top ten clients represented approximately 54% of total revenues compared to 54% of total revenues in the corresponding 2011 period.

Gross Margin:

Gross profits in the third quarter of 2012 totaled $4.9 million, or approximately $0.2 million higher than the third quarter of 2011. Gross profit as a percentage of revenue was 19.1% in the three-month period ending September 30, 2012, which was in-line with the results for the second quarter 2012. However, these margins were below the 19.8% achieved during the corresponding three month period ending September 30, 2011. The gross margin decline from a year earlier reflected supply-side pricing pressures within certain technologies, a revenue shift towards our lower margin sales channels and lower ERP and permanent placement revenues.

Below is a tabular presentation of gross margin by sales channel for the three months ended September 30, 2012 and 2011:

Gross Margin	Three months ended September 30, 2012	Three months ended September 30, 2011
Wholesale IT Channel	18.7%	18.9%
Retail IT Channel	19.4	19.8
Specialized Healthcare	17.7	20.1
Permanent Placements / Fees	100.0	100.0

Total gross margin	19.1%	19.8%

Wholesale IT channel gross margins declined by 20 basis points for the three months ended September 30, 2012 compared to the corresponding 2011 period. This decline largely reflected lower margins at our staffing clients as consultant compensation increases on existing assignments exceeded our ability to secure bill rate increases. Additionally, a lower level of ERP assignments at our integrator clients also impacted margins. Retail IT gross margins were down 40 basis points during the three months ended September 30, 2012 compared to 2011, due to supply-side pricing pressures and an unfavorable mix of business between direct end-user and MSP clients. Specialized healthcare gross margins declined by 240 basis points in the 2012 period compared to a year earlier. This decline reflects pricing pressures from MSP clients and an unfavorable mix of business related to the Company’s healthcare service offerings during the 2012 quarter.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the three months ended September 30, 2012 totaled $3.9 million or 15.4% of revenues, compared to $3.9 million or 16.7% of revenues for the three months ended September 30, 2011. Our level of SG&A spend in the current quarter was $0.1 million less than in the previous quarter ended June 30, 2012, as selling expenses declined. This decline should be viewed as temporary given our plans to expand the sales organization over the next several quarters. Fluctuations within SG&A expense components during the 2012 period compared to a year earlier included the following:

•	Sales expense was lower by $0.2 million in the 2012 period compared to 2011 due to lower sales leadership expenses.

•	Recruiting expense was up in the 2012 period by $0.2 million due to an increase in recruiting staff and higher visa processing/job board fees.

•	General and administrative expense in 2012 was in-line with expenses a year earlier.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended September 30, 2012 consisted of interest expense of $17,000; and foreign exchange gains of $52,000. For the three months ended September 30, 2011, Other Income / (Expense) consisted of interest expense of $9,000, foreign exchange losses of $6,000 and a $3,000 loss related to the closure of a joint venture. The higher interest expense in the 2012 period largely reflects the amortization of deferred financing costs related to our August 31, 2011 amended credit facility with PNC Bank. The foreign exchange gains reflect a $30,000 gain on our foreign currency forward contracts and gains related to the strengthening of the Indian rupee against the U. S. Dollar during the three-months ended September 30, 2012.

Income Tax Expense:

Income tax expense for the three months ended September 30, 2012 totaled $374,000 representing an effective tax rate on pre-tax income of 38.4%, compared to $269,000 for the three months ended September 30, 2011, which represented a 37.9% effective tax rate on pre-tax income.

Results of Operations for the Nine Months Ended September 30, 2012 as Compared to the Nine Months Ended September 30, 2011:

Revenues:

Revenues for the nine months ended September 30, 2012 totaled $75.4 million, compared to $65.5 million for the corresponding nine month period in 2011. This 15% year-over-year revenue increase largely reflects a higher demand for our services and the corresponding increase in billable consultants during the 2012 period.

Below is a tabular presentation of revenues by sales channel for the nine months ended September 30, 2012 and 2011:

Revenues (Amounts in millions)	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Wholesale IT Channel	$47.1	$42.4
Retail IT Channel	20.0	16.4
Specialized Healthcare	8.1	6.3
Permanent Placements / Fees	0.2	0.4

Total revenues	$75.4	$65.5

Revenues from our wholesale IT channel increased approximately 11% during the nine month period ended September 30, 2012 compared to the corresponding 2011 period. Higher revenue levels from staffing clients (up 30%) were driven by stronger demand for IT services. During the 2012 period, lower levels of new ERP assignments have impacted the growth of our integrator business which was flat when compared to the 2011 period. Retail IT channel revenues were up approximately 22% during the nine months ended September 30, 2012 compared to the period a year earlier. This increase came from higher demand at many of our MSP clients. Specialized healthcare revenues increased by 29% for the nine month 2012 period compared to the corresponding 2011 period. This improvement reflected an expansion of our service offerings and the geographies in which we market such services. Permanent placement / fee revenues were approximately $0.2 million below those revenues generated a year earlier.

During the nine months ended September 30, 2012, we had three clients that represented more than 10% of total revenues (IBM = 12.0%; TEK Systems 10.9%, and Kaiser Permanente = 10.7%) During the nine months ended September 30, 2011, we had two clients that represented more than 10% of total revenue (IBM = 14.8% and TEK Systems = 11.0%). During the 2012 period, our top ten clients represented approximately 55% of total revenues compared to 58% of total revenues in the corresponding 2011 period.

Gross Margin:

Gross profits in the first nine months of 2012 totaled $14.2 million, or approximately $1.2 million higher than during the first nine months of 2011. Gross profit as a percentage of revenue declined to 18.8% in the nine-month period ending September 30, 2012 from the 19.7% reported in the corresponding 2011 period. This reduction in gross margin reflected supply-side pricing pressures within certain technologies, a revenue shift towards our lower margin sales channels, and lower ERP and permanent placements revenues in the 2012 period.

Below is a tabular presentation of gross margin by sales channel for the nine months ended September 30, 2012 and 2011:

Gross Margin	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Wholesale IT Channel	18.2%	18.8%
Retail IT Channel	19.4	20.5
Specialized Healthcare	18.1	18.7
Permanent Placements / Fees	100.0	100.0

Total gross margin	18.8%	19.7%

Wholesale IT channel gross margins declined by 60 basis points for the nine months ended September 30, 2012 compared to the corresponding 2011 period. This decline was due to lower levels of ERP assignments and consultant compensation increases, in excess of bill rate increases, on existing projects in the 2012 period. Retail IT gross margins were down 110 basis points during the nine months ended September 30, 2012 compared to 2011, due to supply-side pricing pressures and an unfavorable mix of business between direct end-user and MSP clients. Specialized healthcare gross margins declined by 60 basis points in the 2012 period compared to a year earlier, largely due to an unfavorable mix of business (service offerings) and pricing pressures from MSP clients during the third quarter of 2012.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the nine months ended September 30, 2012 totaled $11.9 million or 15.7% of revenues, compared to $11.5 million or 17.6% of revenues for the nine months ended September 30, 2011. The increase in SG&A expenses largely reflected investments made to our recruiting organization, particularly during the first six months of 2012. Fluctuations within SG&A expense components during the 2012 period compared to a year earlier included the following:

•	Sales expense was down $0.3 million in the 2012 period compared to 2011, largely due to lower sales leadership expenses.

•

Recruiting expense was up in the 2012 period by $0.7 million due to an increase in recruiting staff, higher visa processing / job board fees and expenditures made in connection with process improvement initiatives.

•

General and administrative expense in 2012 was in-line with expenses incurred a year earlier. Both the 2012 and 2011 periods included approximately $0.1 million of severance expense related to sales and recruitment leadership changes.

Other Income / (Expense) Components:

Other Income / (Expense) for the nine months ended September 30, 2012 consisted of interest expense of $ 50,000; and foreign exchange gains of $29,000. For the nine months ended September 30, 2011, Other Income / (Expense) consisted of interest expense of $21,000, foreign exchange losses of $6,000 and a $5,000 loss related to the closure of a joint venture. The higher interest expense in the 2012 period largely reflects the amortization of deferred financing costs related to our August 31, 2011 amended credit facility with PNC Bank. The foreign exchange gains reflect a $30,000 gain related to our currency forward contracts used to hedge currency fluctuations in the Indian Rupee.

Income Tax Expense:

Income tax expense for the nine months ended September 30, 2012 totaled $875,000, representing an effective tax rate on pre-tax income of 38.3%, compared to $523,000 for the nine months ended September 30, 2011, which represented a 37.8% effective tax rate on pre-tax income.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

At September 30, 2012, we had $3.3 million of cash and equivalents on hand. In addition to our cash balances, we have access to a credit facility with PNC Bank, N.A. with $19 million of maximum availability, under which our borrowing base was $15.0 million as of September 30, 2012.

Historically, we have funded our business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At September 30, 2012, our accounts receivable “days sales outstanding” (“DSO’s”) measurement was 51-days, which was 1-day higher than our DSO’s of a year ago. We expect cash provided by operating activities, cash balances on hand and access to capital under our existing credit facility to be adequate to fund our business needs over the next 12-months.

Cash flows provided by (used in) operating activities:

Cash provided by operating activities for the nine months ended September 30, 2012 totaled $37,000 compared to cash used of ($0.2 million) during the nine months ended September 30, 2011. Elements of cash flows during the 2012 period were net income of $1.4 million, non-cash charges of $0.3 million and an offsetting increase in operating working capital levels of ($1.7 million). During the nine months ended September 30, 2011, elements of cash flows included net income of $0.9 million, non-cash charges of $0.3 million and an offsetting increase in operating working capital levels of ($1.4 million). The increases in operating working capital levels in both periods were in support of our revenue growth.

Cash flows used in investing activities:

Cash used in investing activities for the nine months ended September 30, 2012 totaled $126,000 compared to $102,000 for the nine months ended a year earlier. In both 2012 and 2011, capital expenditures accounted for our entire cash needs.

Cash flows used in financing activities:

Cash used in financing activities for the nine months ended September 30, 2012 totaled $2.4 million and largely related to common shares purchased under the Company’s modified “Dutch Auction” tender offer in March 2012. In the 2011 period, cash used in financing activities totaled $0.5 million and related to common shares purchased under the Company’s share repurchase program and deferred financing costs incurred in connection with our amended credit facility with PNC Bank.

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

Our cash flows and earnings are subject to fluctuations due to exchange rate variations. Foreign currency risk exists by the nature of our Indian-based recruitment centers. We attempt to limit our exposure to currency exchange fluctuations in the Indian Rupee (“Rupee”) via the purchase of forward currency exchange contracts. These forward contracts have been designated as cash flow hedging instruments and are used to mitigate overall risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency forward contracts held by the Company as of September 30, 2012:

Currency (in thousands)	Amount (in Rupees)	Amount (in USD)
Currency Forward Contracts	81,000	$1,401

Effect of Hypothetical Currency Rate Fluctuations

As of September 30, 2012, the potential gain or loss in the fair value of the Company’s outstanding foreign currency forward contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be as follows (amounts in thousands):

	Valuation given X% decrease in Rupee/USD Rate				Fair Value as of September 30, 2012	Valuation given X% increase in Rupee/USD Rate
	10%	5%	2%	1%		1%	2%	5%	10%
Rupee to USD Rate	48.57	51.27	52.89	53.43	53.97	54.51	55.05	56.67	59.37
Fair value of derivative instruments	$267	$179	$130	$115	$100	$85	$70	$28	$(37)

ITEM 4:	CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

A summary of our common stock repurchased during the third quarter of 2012 under the 750,000 share repurchase program authorized by our Board of Directors and publicly announced on December 23, 2010, is set forth in the following table.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs
July 1, 2012 – July 31, 2012	—	$—	—	177,228
August 1, 2012 – August 31, 2012	—	—	—	177,228
September 1, 2012 – September 30, 2012	6,140	$5.05	—	171,088

Total	6,140	$5.05	—

This repurchase program was set to expire on December 22, 2012. However, on October 23, 2012, our Board of Directors amended our existing share repurchase program increasing the number of shares authorized to be purchased under the program by 250,000 shares and extending the duration of the program for an additional two years through December 22, 2014.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of November, 2012.

MASTECH HOLDINGS, INC.

November 9, 2012	/S/ D. KEVIN HORNER
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