Form 10-K
period 2012-12-31
Mastech Holdings, Inc.
filed 2013-03-22
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-34099

MASTECH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	26-2753540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Commerce Drive, Suite 500 Pittsburgh, PA	15275
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (412) 787-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.01 par value	NYSE MKT

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2012 (based on the closing price on such stock as reported by NYSE MKT on such date) was $6,213,000.

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of February 28, 2013 was 3,342,670 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for May 15, 2013 to be filed with the Commission, are incorporated by reference into Part III of this report.

MASTECH HOLDINGS, INC.

2012 FORM 10-K

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

Overview

Mastech Holdings, Inc. (referred to in this report as “Mastech”, the “Company”, “us”, “our” or “we”) is a provider of IT and specialized healthcare staffing services. Headquartered in Pittsburgh, Pennsylvania, we have approximately 700 consultants that provide services across a broad spectrum of industry verticals. From July 1986 through September 2008, we conducted our business as subsidiaries of iGATE Corporation (“iGATE”). We do not sell, lease or otherwise market computer software or hardware, and 100% of our revenue is derived from the sale of staffing services.

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

Sales and marketing of our IT staffing business is conducted through account executives within two sales channels (wholesale and retail). Much of these efforts employ a cost-effective telesales model, supplemented with selective travel and client visits. The wholesale channel consists of system integrators and other IT staffing firm clients, with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. The retail channel focuses on clients that are end-users of staffing services. This channel consists primarily of end-users who have retained a third party to provide vendor management services (a “managed service provider” or “MSP”) and to centralize the consultant hiring process. The channel also includes our limited branch services operations, which focuses on clients that are end-users of staffing services in select geographies within the U.S. The branch services model employs local sales and recruitment resources, aimed at establishing strong relationships with both clients and candidates.

Our healthcare staffing business provides specialized healthcare professionals to hospitals and other healthcare facilities. Our specialized professionals include surgical nurses, occupational, physical, speech and behavioral therapists. These service offerings utilize sales and recruitment models focused on establishing long lasting relationships with both clients and candidates.

We recruit through Global Recruiting Centers located in the U.S. and India that deliver a full range of recruiting and sourcing services. Our centers employ approximately 100 recruiters and sourcers that focus on recruiting U.S. based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests due to our offshore recruiting capabilities, with investment in sourcing and recruiting processes, expanded search coverage, round-the-clock sourcing, and frequent candidate contact, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

History and Development

Historically, we operated as the former Professional Services segment of iGATE Corporation (“iGATE”). Mastech Holdings, Inc. was incorporated in Pennsylvania as a wholly-owned subsidiary of iGATE on June 6, 2008 in anticipation of our spin-off from iGATE. On September 30, 2008, we spun-off from iGATE and began operating as an independent public company. Our operating subsidiaries have 26 years of history as reliable providers of IT staffing services.

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

In 2003, the Company launched its offshore Global Recruitment Center model in an effort to meet an increase in industry demand with lower cost recruiting resources. Over the last ten years, the Company has made significant investment in these centers to improve infrastructure, processes and effectiveness. Additionally, in recent years we have made investments in our domestic recruitment structure, primarily to support our IT retail channel.

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

We generally do not enjoy exclusivity with respect to a client’s contractor needs. Most of our clients use multiple suppliers to satisfy their requirements and to ensure a competitive environment. Our success with any particular client is determined by (a) the quality and fit of our consultant; (b) our ability to deliver a quality consultant on a timely basis; and (c) pricing considerations. We recognize revenue on contract staffing assignments as services are performed (hours worked multiplied by the negotiated hourly bill rate). We invoice our clients on a weekly, bi-weekly or monthly basis, in accordance with the terms of our agreement. Typical credit terms require our invoices to be paid within 30 days of receipt by the client.

While our primary focus is on contract staffing services, we also provide permanent placement services for our clients when opportunities arise. Permanent placement revenues have historically represented less than 1% of our total revenues.

Sales and Marketing

We focus much of our marketing efforts on businesses and institutions with significant budgets and recurring staffing needs. We constantly look to develop relationships with new clients. In addition, we continuously work to penetrate our existing client relationships to deeper levels.

Our marketing is conducted through account executives within three sales channels (wholesale IT, retail IT and specialized healthcare). Our IT consultants and their skill sets can be marketed within both IT sales channels. There are numerous occasions where a consultant will end a project within one channel and immediately start a new project within the other channel. When a consultant is on “paid bench” (between projects) account executives from both IT sales channels have the ability to market the consultant within their respective client base.

The wholesale IT channel consists of system integrators and other IT staffing firm customers with a need to supplement their ability to attract highly-qualified temporary technical computer personnel. Revenues from this channel represented 63% of our total revenues in 2012. Over the last several years, more of our IT revenues have come from the wholesale channel as a percentage of total revenues. Most of our strategic relationships in this channel are established at the vice president / sales director levels. Account executives generally are responsible for expanding existing client relationships. We supplement these marketing activities through our sales organization in India, whose account executives target smaller IT staffing clients within the wholesale channel. Generally, these account executives call (telesales) on potential new customers within an assigned U.S. territory.

Our retail IT channel focuses on customers that are end-users of IT staffing services. Revenues from this channel represented 26% of our total revenues in 2012. Account executives at our branch operations call on, and meet with, potential new customers and are also responsible for maintaining existing client relationships within their geographic territory. Account executives are paired with recruiters and both receive incentive compensation based on revenue generation activities using a localized sales and recruitment model. Within the retail channel, many end-users of IT staffing services have retained a third party to provide vendor management services to centralize the consultant hiring process and reduce costs. Under this arrangement, the third-party managed service provider (“MSP”) retains control of the vendor selection and vendor evaluation process, which weakens the relationship built with the client. Our lower-cost centralized telesales model and highly efficient offshore recruiting model have better positioned us to respond to the growing use of MSPs.

Our healthcare channel consists of hospitals and healthcare facility clients with a need to supplement their existing staff of nurses and therapists. Revenues from this channel represented 11% of our total revenues in 2012. Account executives at our healthcare operations call on, and meet with, both existing and prospective clients within an assigned geographic territory. Account executives work closely with local recruiters to match available candidates with outstanding client needs.

Permanent placement activity can be generated from all three of our sales channels. However, such opportunities are largely by-products of conducting our core contract staffing business. During 2012, permanent placement fees continued to represent less than 1% of total revenues.

Recruiting

We operate five global recruiting centers located in the U.S. and two in India that deliver a full range of recruiting and sourcing services. Our centers employ approximately 100 recruiters and sourcers that focus on recruiting U.S. based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests faster than the competition is critical for success in our industry as most staffing firms access the same candidate pool via job boards and websites. Our offshore recruiting capabilities, with investment in sourcing and recruiting processes, expanded search coverage, around-the-clock sourcing, and frequent candidate contact, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

We have continued to invest in leading technologies and recruitment tools to enhance efficiencies. For example, we use web-based tools to expand the reach of our candidate searches. We also employ a state-of-the-art applicant tracking system that has proprietary tool-kits and job board / internet interfacing capabilities, resulting in further operational efficiencies.

In late 2011, we upgraded and expanded our offshore recruitment offices in both Bangalore and New Delhi. Our new facilities provide our offshore organization with state-of-the-art infrastructure, workforce amenities and ample space for expansion. Our New Delhi office includes modern training facilities in a class-room setting.

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

Our healthcare staffing services are focused on the following areas:

•	Surgical nurses

•	Physical therapists

•	Occupational therapists

•	Speech therapists

•	Behavioral therapists

Geographic Presence & Industry Verticals

All of our revenues are generated from services provided in the U.S. We market our services on a national basis and have the ability to provide services in all 50 states. Our geographical concentration tends to track major client locations, such as California, Texas, Pennsylvania and the New York City and Washington, D.C. metropolitan areas for our IT operations; and Illinois, Arizona and New Mexico for our healthcare operations.

We provide our IT services across a broad spectrum of industry verticals including: Automotive, Consumer Products, Education, Financial Services, Government, Healthcare, Manufacturing, Retail, Technology, Telecommunications, Transportation and Utilities. Below is a breakdown of our IT billable consultant base by industry as of December 31, 2012:

Financial Services	23%	Telecom	15%
Technology	23%	Government	7%
Healthcare	17%	Other	15%

Our client-base consists of large, medium-sized and small companies that span across multiple industry verticals. IBM, TEK Systems, and Kaiser Permanente are our top three clients representing 11.8%, 10.7% and 10.5% of total 2012 revenues, respectively. Our services to TEK Systems and IBM generally supplement their needs for IT professionals to staff end-client projects. Kaiser Permanente is an end-user of the services that we provide. Approximately 54% of our total revenues was generated from our top ten clients during 2012.

Employees

At December 31, 2012, we had approximately 700 U.S. employees and 150 employees offshore. None of our employees are subject to collective bargaining agreements governing their employment with our Company. We employ our consultants on both an hourly and salary basis. Most of our salaried employees are H1-B visa holders. We enjoy a good reputation within the H1-B visa community, which allows us to tap a very broad candidate pool. Most of our hourly employees are U.S. citizens. On average, we maintain a balanced composition of salaried and hourly employees. We believe that our employee relations are good.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation practices. Accordingly, we typically have lower utilization rates and higher benefit costs during the fourth quarter.

Our Competitive Position

We operate in a highly competitive and fragmented industry, with low barriers to entry. We compete for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, other staffing services firms and, to a lesser extent, temporary personnel agencies. Many of our competitors are significantly larger and have greater financial resources in comparison to us. We believe that the principal competitive factors for securing and building client business relationships are driven by the ability to precisely comprehend client requirements and by providing highly qualified consultants who are motivated to meet or exceed a client’s expectations. We must be able to do this efficiently to provide speed to market with pricing that is competitive and represents value to both our clients and our consultants. The principal competitive factors in attracting qualified personnel are compensation, availability, location and quality of projects and schedule flexibility. We believe that many of the professionals included in our database may also pursue other employment opportunities. Therefore, our responsiveness to the needs of these professionals is an important factor in our ability to be successful.

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

Operational excellence

In the staffing services business, operational excellence largely relates to a firm’s ability to effectively recruit high quality talent. Our offshore recruitment operations give us the ability to respond to clients’ staffing needs in a timely and cost effective manner. Investments in sourcing and recruiting processes and leading technologies and recruitment tools have resulted in a highly scalable offshore recruiting model, which has delivered value to our clients.

Additionally, we employ a human resource management model, featuring portal technology as well as immigration support services, for our widely dispersed consultant base. This model enables us to maintain attrition rates that are below industry averages.

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

Minority-owned status

We are a large minority-owned staffing firm and have received multiple awards for our commitment to diversity. We have been certified as a minority-owned business by the National Minority Supplier Development Council (“NMSDC”). This certification is attractive to many clients and potential clients, particularly in the government and public sector segments, where project dollars are specifically earmarked for diversity spending.

Reportable Financial Segments

The Company, which aggregates its IT and healthcare operating segments based on the nature of services, has one reportable segment in accordance with ASC Topic 280 “Disclosures About Segments of an Enterprise and Related Information”.

The Separation from iGATE

Until September 30, 2008, Mastech was a wholly-owned subsidiary of iGATE. The spin-off by iGATE of its staffing services business became effective on September 30, 2008 through a distribution of 100% of the common stock of the Company to the holders of record of iGATE’s common stock (the “Distribution”). Accordingly, the financial statements in this Annual Report on Form 10-K for the periods ended after the Distribution are presented on a consolidated basis and include the accounts of Mastech and its wholly-owned subsidiaries. The financial data for the periods presented before the Distribution are presented on a combined basis and represent those entities that were ultimately transferred to Mastech as part of the spin-off. The assets and liabilities presented have been reflected on a historical basis, as such assets and liabilities were owned by iGATE prior to the Distribution. It is important to note that the financial data for the periods presented before the Distribution do not include all of the actual expenses that would have been incurred had Mastech operated as a stand-alone entity during the periods presented and do not reflect Mastech’s combined results of operations, financial position, and cash flows had Mastech been a stand-alone company during those periods.

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

You should carefully consider each of the following risk factors and all of the other information set forth in this Annual Report on Form 10-K or incorporated by reference herein. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company. However, additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also adversely impact our business.

If any of the following risks and uncertainties develop into actual events, these events could have a material adverse effect on our business, financial condition or results of operations.

Our industry is highly competitive and fragmented, which may limit our ability to increase our prices for services.

The IT and specialized healthcare staffing services industries are highly competitive and served by numerous global, national, regional and local firms. Primary competitors include participants from a variety of market segments, including the major consulting firms, systems consulting and implementation firms, U.S.-based staffing services companies, applications software firms, service groups of computer equipment companies, specialized interest consulting firms, programming companies and temporary staffing firms. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than we have. There are relatively few barriers to entry into our markets, and we may face additional competition from new entrants into our markets. In addition, there is a risk that clients may elect to increase their internal resources to satisfy their staffing needs. There can be no assurance that we will compete successfully with existing or new competitors in the staffing services markets.

Lack of success in recruitment and retention of IT and healthcare professionals may decrease our revenues and increase the costs needed to maintain our workforce.

Our business involves the delivery of professional services and is labor-intensive. Our success depends upon our ability to attract, develop, motivate and retain highly skilled professionals who possess the skills and experience necessary to deliver our services. Qualified IT and specialized healthcare professionals are in demand worldwide and are likely to remain a limited resource for the foreseeable future. There can be no assurance that these qualified professionals will be available to us in sufficient numbers, or that we will be successful in retaining current or future employees. Failure to attract and retain qualified professionals in sufficient numbers may have a material adverse effect on our business, operating results and financial condition. Historically, we have done much of our IT recruiting outside of the country where the client work is performed. Accordingly, any perception among our IT professionals, whether or not well founded, that our ability to assist them in obtaining temporary work visas and permanent residency status has been diminished, could lead to significant IT employee attrition. Any significant employee attrition will increase expenses necessary to replace and retrain our professionals and could decrease our revenues if we are not able to provide sufficient numbers of these resources to our clients.

Government regulation of immigration may materially affect our workforce and limit our supply of qualified IT professionals.

We recruit IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the U.S. As of December 31, 2012, approximately 46% of our U.S. IT workforce was working under Mastech sponsored H1-B temporary work permits. Statutory law limits the number of new H1-B petitions that may be approved in a fiscal year, and if we are unable to obtain H1-B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. Additionally, legislation could be enacted limiting H1-B visa holders’ employment with staffing companies, which could result in reduced revenues and / or a higher cost of recruiting.

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

Within our retail IT and healthcare sales channels, many large users of staffing services are employing Managed Service Providers (“MSP”) to manage their contractor expenses in an effort to drive down overall costs. The impact of this shift towards the MSP model has been to lower our gross margins. Should this trend towards utilizing the MSP model continue, it is likely that our gross margins will be pressured in the future. In addition, if large users of staffing services continue to employ more MSPs, the relationship between us and those large users may be primarily conducted through MSPs, in which case we may have difficulty maintaining those client relationships because the MSP model uses the MSP as an intermediary between the staffing service provider and the user, and reduces our direct contact with the end-user.

We are dependent upon our Indian operations in our IT staffing business and there can be no assurance that our Indian operations will support our growth strategy and historical cost structure.

Our Indian recruitment centers depend greatly upon business and technology transfer laws in India, and upon the continued development of technology infrastructure. There can be no assurance that our Indian operations will support our growth strategy. The risks inherent in our Indian business activities include:

•	unexpected changes in regulatory environments;

•	foreign currency fluctuations;

•	tariffs and other trade barriers;

•	difficulties in managing international operations; and

•	the burden of complying with a wide variety of foreign laws and regulations.

Our failure to manage growth, attract and retain personnel or a significant interruption in our ability to transmit data and voice efficiently, could have a material adverse impact on our ability to successfully maintain and develop our global recruitment centers and could have a material adverse effect on our business, operating results and financial condition.

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

Our wage costs in India have historically been significantly lower than wage costs in the U.S. for comparably skilled professionals, and this has been one of our competitive advantages with respect to the costs of our Indian recruiting offices. However, wage increases in India may prevent us from sustaining this competitive advantage and may negatively affect our profit margins. We may need to increase the levels of our employee compensation more rapidly than in the past to retain talent. Unless we are able to continue to increase the efficiency and productivity of our employees, wage increases in the long term may reduce our profit margins.

Our quarterly operating results may be subject to significant variations.

Our revenues and operating results have historically been subject to significant variations from quarter to quarter depending on a number of factors, including the timing and number of client projects commenced and completed during the quarter, the number of working days in a quarter, employee hiring and attrition, and utilization rates during the quarter. We recognize revenues on time-and-material projects as the services are performed. Because a percentage of Mastech’s operating costs are relatively fixed, variations in revenues may cause significant variations in operating results.

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

Our revenues are highly dependent on clients located in the U.S., as well as clients concentrated in certain industries. Economic slowdowns, changes in U.S. law and other restrictions or factors that affect the economic health of these industries may affect our business. For the year ended December 31, 2012, approximately 54% of our revenues were derived from our top ten clients. Consequently, if our clients reduce or postpone their spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the rate of economic growth in the U.S. may reduce the demand for our services and negatively affect our revenues and profitability.

We have in the past, and may in the future, derive a significant portion of our revenues from a relatively limited number of clients. Our three largest clients, IBM, TEK Systems and Kaiser Permanente accounted for approximately 11.8%, 10.7% and 10.5% of our 2012 revenues, respectively. These contracts are terminable without penalty, as are most of our assignments. The loss of any significant client or major project, or an unanticipated termination of a major project, could result in the loss of substantial anticipated revenues.

We must keep pace with the rapid technological changes that characterize the IT and healthcare industries and our failure could result in lower demand for services.

The IT and healthcare staffing services industries are characterized by rapid technological change, evolving industry standards, changing client preferences and new product introductions. Our success will depend in part on our ability to keep pace with industry developments. There can be no assurance that we will be successful in addressing these developments on a timely basis or that, if these developments are addressed, we will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render our services noncompetitive or obsolete. Our failure to address these developments could have a material adverse effect on our business, operating results and financial condition.

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

Our success depends upon the maintenance and protection of our intellectual property rights and processes, and any substantial costs incurred protecting such rights and processes may decrease our operating margins.

Our success depends in part upon certain methodologies and tools we use in designing, developing and implementing applications systems and other proprietary intellectual property rights. We rely upon a combination of nondisclosure and other contractual arrangements and trade secrets, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. We enter into confidentiality agreements with our employees and limit distribution of proprietary information. There can be no assurance that the steps we take in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. In the event of an unfavorable resolution of a dispute over our intellectual property rights, we may incur substantial costs or liabilities, which would decrease our operating margins.

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

Sunil Wadhwani and Ashok Trivedi, co-founders of iGATE, own approximately 61% of Mastech’s outstanding common stock. Accordingly, Messrs. Wadhwani and Trivedi together have sufficient voting power to elect all the members of the Board of Directors and to effect transactions without the approval of our other shareholders, except for those limited transactions that require a supermajority vote under our bylaws or articles of incorporation. The interests of Messrs. Wadhwani and Trivedi may from time to time diverge from our interests. Mastech’s Audit Committee consists of independent directors and addresses certain potential conflicts of interest and related party transactions that may arise between us and our directors, officers or our other affiliates. However, there can be no assurance that any conflicts of interest will be resolved in our favor.

Our business is certified as a minority-owned business, and loss of that certification may impact our ability to gain new customers or expand our business with existing customers.

We are a large minority-owned staffing firm and have been certified as minority-owned by the National Minority Supplier Development Council (the “NMSDC”). NMSDC certification has helped us to expand our business with existing clients as well as obtain new customers and penetrate new markets. While we cannot quantify the effect of the loss of this status, its loss could adversely affect our ability to expand our business or cause us to lose existing business.

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

The impact of medical malpractice and other claims asserted against us could subject us to substantial liability.

In recent years, hospitals and healthcare facilities have become subject to an increasing number of legal actions alleging malpractice or related legal claims. Because our temporary healthcare professionals provide medical care at such facilities, claims may be brought against us and our healthcare professionals relating to such malpractice assertions. In some instances, we are contractually required to indemnify our clients against claims arising from the performance of our healthcare professionals. While we maintain insurance coverage for these types of claims, there can be no assurance that our coverage will be sufficient to cover all claims against us, and we may be exposed to substantial liability.

Requirements of the Affordable Care Act could significantly increase our healthcare costs and could negatively affect our operating results, cash flows and financial condition.

We provide healthcare coverage to our U.S.-based employees that are subject to the Affordable Care Act. We pay a portion of these healthcare costs for our salaried employees, but make no contribution towards healthcare coverage for our hourly employees. Under the requirements of the Affordable Care Act, the Company may have to alter how it delivers healthcare benefits to its U.S.-based employees in the future. This potential change could result in higher overall costs to the Company and/or lower employee satisfaction with respect to the Company’s healthcare program, which could have a negative impact on our operating results, cash flows and financial condition.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, and damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our operating results and competitive position.

We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our networks.

Risks posed by climate change may materially increase our compliance costs and adversely impact our profitability.

Climate change vulnerability is posing new threats and opportunities in the global economy. Climate change and measures adopted to address it can affect us, our clients and suppliers in myriad ways, depending on the nature and location of the businesses, the near-term capital expenditure needs, the regulatory environments where they operate and their strategic plans. Generally, climate risks and opportunities for companies and their investors fall into four categories:

•	Physical risk from climate change

•	Regulatory risks and opportunities related to existing or proposed green house gas (“GHG”) emissions limits

•	Indirect regulatory risks and opportunities related to products or services from high emitting companies, and

•	Litigation risks for emitters of greenhouse gases

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

In addition to emissions and climate change risks posed directly to Mastech, we also have clients in varied industries such as healthcare, consumer products, manufacturing, technology, and retail, among others. Some of the clients may be significantly affected by the climate change resulting in greater physical risk. This may lead to a reduction of demand and loss of business from such clients, which would impact our business, results of operations and financial condition.

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

Any disruption in basic infrastructure, including the supply of power, could negatively impact our ability to provide timely or adequate services to our clients. We rely on a number of telecommunication services and other infrastructure providers to maintain communications between our various facilities and clients. Telecommunications networks are subject to failures and periods of service disruption which can adversely affect our ability to maintain active voice and data communications among our facilities and with our clients. This could disrupt our business process or subject us to additional costs, materially adversely affecting our business, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Information regarding the principal properties leased by us and our subsidiaries as of December 31, 2012 is set forth below:

Location	Principal Use	Approximate Square Footage
Pittsburgh, Pennsylvania	Corporate headquarters, executive, human resources, sales, recruiting, marketing and finance	11,200
Dallas, Texas	Sales and recruiting office	2,600
Fremont, California	Sales and recruiting office	2,600
Phoenix, Arizona	Sales and recruiting office	2,500
Chicago, Illinois	Sales and recruiting office	2,500
New Delhi, India	Sales and recruiting office	13,700
Bangalore, India	Recruiting office	8,800

ITEM 3.	LEGAL PROCEEDINGS

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

Our common stock is traded on the NYSE MKT under the symbol “MHH”. We began trading “regular way” on the former American Stock Exchange (“AMEX”) on October 1, 2008.

The following table sets forth, for the periods indicated, the range of high and low closing sale prices of the common stock of Mastech during the calendar quarters indicated.

Common Stock Market Price	High	Low
2012:
Fourth Quarter	$8.24	$4.75
Third Quarter	5.80	4.74
Second Quarter	5.96	5.35
First Quarter	6.25	3.94

2011:
Fourth Quarter	$4.03	$2.60
Third Quarter	4.45	2.85
Second Quarter	4.86	3.30
First Quarter	5.24	4.05

On February 28, 2013, we had 111 registered holders of record of our Common Stock. This figure excludes an estimate of the indeterminate number of beneficial holders whose shares may be held by brokerage firms and clearing agencies. We currently do not pay recurring dividends on our common stock. However, on November 29, 2012 the Company declared a special one-time dividend of $2.00 per share on common stock, payable on December 21, 2012.

On December 23, 2010, the Company announced a share repurchase program of up to 750,000 shares of the Company’s common stock over a two year period. On October 23, 2012, the program was extended through December 22, 2014 and the number of shares subject to the program was increased by 250,000 shares. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws. During 2012, we purchased 441,286 shares under this program at an average price of $5.78 per share. Most of these shares were acquired on March 13, 2012 via the Company’s modified “Dutch Auction” tender offer.

Period	Total Number of Shares Purchased	Average Price	Maximum Number of Shares that may be Purchased under this Program
January 1, 2012 – January 31, 2012	—	$—	607,114
February 1, 2012 – February 29, 2012	—	—	607,114
March 1, 2012 – March 31, 2012	429,886	5.79	177,228
April 1, 2012 – April 30, 2012	—	—	177,228
May 1, 2012 – May 31, 2012	—	—	177,228
June 1, 2012 – June 30, 2012	—	—	177,228
July 1, 2012 – July 31, 2012	—	—	177,228
August 1, 2012 – August 31, 2012	—	—	177,228
September 1, 2012 – September 30, 2012	6,140	5.05	171,088
October 1, 2012 – October 31, 2012	—	—	421,088
November 1, 2012 – November 30, 2012	5,260	5.15	415,828
December 1, 2012 – December 31, 2012	—	—	415,828

Total	441,286	$5.78

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(Amounts in thousands, except per share data)
Income Statement Data:
Revenues	$101,838	$89,362	$71,788	$71,062	$96,650
Gross profit	19,209	17,541	14,070	13,427	18,322
Operating expense	15,693	15,680	13,006	11,106	14,160
Other income / (expense), net	(32)	(69)	(26)	(49)	(2)
Income before income taxes	3,484	1,792	1,038	2,272	4,160
Income tax expense (a)	1,345	679	375	875	638

Net income (a)	$2,139	$1,113	$663	$1,397	$3,522

Earnings per share:
Basic (a) (b)	$.66	$.30	$.18	$.39	$.98

Diluted (a) (b)	$.64	$.30	$.18	$.38	$.98

Weighted average common shares outstanding:
Basic (b)	3,260	3,653	3,673	3,608	3,607

Diluted (b)	3,361	3,756	3,746	3,706	3,611

Balance Sheet Data:
Cash and cash equivalents	$659	$5,755	$6,334	$7,113	$4,361
Operating working capital (c)	7,809	6,108	5,060	3,806	4,494
Total liabilities	9,533	6,741	6,049	4,058	5,294
Total assets	16,420	19,788	18,397	15,310	14,697
Shareholders’ equity / invested equity (d)	6,887	13,047	12,348	11,252	9,403

(a)	Prior to the Distribution, our operating results were included in iGATE’s consolidated U.S. income tax return. Historically, we derived certain tax benefits as of result of being included in this consolidated tax return which would not be available to us as a stand-alone entity. Accordingly, our post-distribution effective tax rate is materially greater than those shown in the historical financial statements for the pre-distribution periods presented.

(b)	For all periods prior to September 30, 2008 (the date of our spin-off from iGATE), basic and diluted earnings per share were computed utilizing the common stock outstanding at September 30, 2008.

(c)	Operating working capital represents current assets, excluding cash and cash equivalents, minus current liabilities, excluding short-term borrowings.

(d)	The 2012 reduction in shareholders’ equity reflects the Company’s special one-time cash dividend payable to shareholders on December 21, 2012 ($6.7 million) and purchases made under its share repurchase program during the year ($2.5 million).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On January 2, 2010, we acquired Curastat, Inc., an Arizona-based provider of specialized healthcare staffing services. This acquisition furthers our growth and service offering diversification strategies by providing an entry point into the specialized healthcare staffing space. Since the acquisition, we have expanded these operations geographically and added to our portfolio of service offerings. This acquisition is more fully discussed in Note 2, “Acquisition”, to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

On January 11, 2010, the Company sold its brokerage operations service offerings (operated under the name Global Financial Services of Nevada), as more fully discussed in Note 18, “Divestiture of our Brokerage Operations Service Offerings” to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Economic Trends and Outlook

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the last half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. During 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. In 2011 and 2012, activity levels have continued to trend up in most technologies and sales channels. As we enter 2013, we are encouraged by the recent strengthening of the domestic job market.

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

In recent years, a larger portion of our revenues have come from our wholesale IT sales channel, which consists largely of strategic relationships with systems integrators and other staffing organizations. This channel tends to carry lower gross margins, but provides higher volume opportunities. This trend in our business mix has impacted overall gross margins during the past several years and, if this trend continues, will likely impact future gross margins as well. Within our retail IT sales channel, many large users of IT staffing services are employing Managed Service Providers (“MSP”) to manage their contractor spending in an effort to drive down overall costs. This trend towards utilizing the MSP model has resulted in lower gross margins in the retail IT channel over the last two years and it is likely that our gross margins will be pressured in future periods should this trend continue.

Recent Developments

On October 23, 2012, the Company’s Board of Directors approved the extension of the Company’s existing share repurchase program through December 22, 2014, and increased the number of shares subject to the program by 250,000 shares. This program was set to expire on December 22, 2012.

On November 29, 2012, the Company announced the declaration of a special one-time cash dividend of $2.00 per share of common stock, payable on December 21, 2012. This $6.7 million dividend was funded by a combination of cash balances on hand and borrowings under the Company’s credit facility with PNC Bank, N.A.

Results of Operations

Below is a tabular presentation of revenues and gross profit margins by sales channel for the periods discussed:

Revenues & Gross Margin by Sales Channel

(Amounts in millions)

	Years Ended December 31,
Revenues	2012	2011	2010
Wholesale IT Channel	$64.0	$57.7	$46.2
Retail IT Channel	26.5	22.3	19.6
Specialized Healthcare	11.0	8.8	5.7
Permanent Placements / Fees*	0.3	0.6	0.3

Total Revenues	$101.8	$89.4	$71.8

Gross Margin
Wholesale IT Channel	18.3%	18.8%	19.0%
Retail IT Channel	19.5%	20.4%	20.9%
Specialized Healthcare	18.1%	18.4%	16.3%
Permanent Placements / Fees*	100.0%	100.0%	100.0%

Total Gross Margin %	18.9%	19.6%	19.6%

*	Permanent Placement / Fees are generated from clients within all three of our existing sales channels.

In order to minimize the impact of the industry trends mentioned above on our operating margins, the Company will need to continue to lower its operating cost structure as a percentage of revenues through innovation and greater efficiencies. Investments in our global recruitment centers, aimed at improving operational effectiveness, and costs rationalization efforts throughout our entire organization, are examples of past actions that have resulted in lower operating costs.

Below is a tabular presentation of operating expenses by sales, operations and general and administrative categories for the periods discussed:

Selling, General & Administrative (“S,G&A”) Expense Details

(Amounts in millions)

	Years Ended December 31,
	2012	2011	2010
Sales and Marketing	$4.7	$5.3	$4.3
Operations (HR & Recruiting)	5.6	4.9	3.9
General & Administrative	5.4	5.5	4.8

Total S,G&A Expenses	$15.7	$15.7	$13.0

2012 Compared to 2011

Revenues

Revenues for the year ended December 31, 2012 totaled $101.8 million, compared to $89.4 million for the year ended December 31, 2011. This 14% increase was due to higher demand for both the Company’s IT and healthcare staffing services during 2012. Billable IT consultant headcount at December 31, 2012 totaled 632-consultants compared to 555-consultants one-year earlier. Billable hour increases in our therapy, per diem surgical nursing and travel nursing service offerings were responsible for the revenue growth in our healthcare staffing segment.

Revenues from our wholesale IT channel increased 11% in 2012 compared to 2011. Higher revenue levels from staffing clients (up 28%) were driven by strong demand for our IT services. Revenue from our integrator clients were largely flat in 2012, compared to 2011, as lower levels of ERP assignments in 2012 impacted our overall growth rate with these clients. Retail IT channel revenues increased by 19% in 2012 compared to a year earlier. Essentially all of this growth came from higher demand at many of our MSP clients. Revenues from direct end-user clients were impacted by the late 2011 closure of several under-performing branch operations. Healthcare staffing revenues totaled $11.0 million in 2012, and represented a 25% increase over the previous year. This improvement largely reflected growth in our core service offerings. Permanent placement / fee revenues declined in 2012 by approximately $300,000 from 2011. This decline was largely due to several branch closures in late 2011, which were areas of high permanent placement opportunities.

In 2012, we had three clients that represented more than 10% of total revenues (IBM = 11.8%; TEK Systems = 10.7%; and Kaiser Permanente = 10.5%). In 2011 we had two clients that represented more than 10% of revenues (IBM= 14.8% and TEK Systems 10.8%). Our top ten clients represented 54% of total revenues in 2012 compared to 57% of total revenues in 2011.

Gross Margin

Gross profit increased to $19.2 million in 2012 compared to $17.5 million in 2011. This improvement in gross profit was due to our revenue growth in 2012. Gross profit as a percentage of revenue was 18.9% in 2012 compared to 19.6% in 2011. The 70 basis point decline in gross margin reflected lower levels of permanent placement / fee revenues and various levels of margin compression in all three of our sales channels.

Wholesale IT channel gross margins decreased by 50 basis points in 2012 compared to 2011. This performance reflected a lower level of ERP assignments at integrator clients and lower margins at our staffing clients. In our retail IT channel, gross margins declined by 90 basis points from 2011 levels. This decline largely reflected a shift of revenues toward MSP clients and away from direct end-user clients. This shift in revenues was largely due to the closure of several under-performing branch operations in late 2011. Healthcare gross margins were 30 basis points lower in 2012 compared to 2011 and was related to the revenue mix of this segment’s various service offerings.

Selling, General and Administrative (“S,G&A”) Expenses

S,G&A expenses in 2012 totaled $15.7 million and represented 15.4% of revenues, compared to $15.7 million or 17.5% of revenues in 2011. Excluding severance expenses in 2012 and 2011 of $120,000 and $407,000, respectively, S,G&A expenses would have represented 15.3% of revenues in 2012 compared to 17.1% in 2011.

Below is a variance analysis by expense category related to S,G&A expense in 2012 compared to 2011:

•	Sales expense decreased by $0.6 million and reflected savings associated with the realignment of our sales leadership structure and the late 2011 closure of several branch operations.

•

Recruiting expenses increased by $0.7 million due to staff increases of $0.3 million; higher commission and bonus expense of $0.1 million; and higher activity-base expenses of $0.4 million (H1-B processing fees, job board access fees and background check expenses); partially off-set by lower facility costs of $0.1 million, which reflects our new office lease arrangement in New Delhi, India.

•

General and administrative expenses decreased by $0.1 million. Higher severance expense in 2011 related to the elimination of several executive positions was responsible for $0.3 million of this decline. Bad debt expense in 2012 of $0.1 million, compared to a $0.1 million credit expense in 2011, was largely responsible for the balance of the variance in general and administrative expenses.

Other Income / (Expense) Components

In 2012, other income / (expense) consisted of net interest expense of $68,000 and foreign exchange gains of $36,000. In 2011, other income / (expense) consisted of $38,000 of net interest expense, foreign exchange losses of $26,000 and a $5,000 loss related to the closure of a joint venture. Higher net interest expense in 2012 was due to higher unused credit line fees on our expanded credit facility and higher amortization of loan origination costs incurred in August 2011. Net foreign exchange gains and losses in 2012 and 2011 reflect exchange rate variations between the Indian rupee and the U.S. dollar.

Income Tax Expense

Income tax expense for 2012 was $1.3 million and represented an effective tax rate on pre-tax income of 38.6% compared to $679,000 for 2011, which represented an effective tax rate on pre-tax income of 37.9%. The higher effective tax rate in 2012 was largely due to a higher aggregate state income tax rate.

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

Revenues from our wholesale IT channel increased by approximately 25% in 2011 compared to 2010. Higher revenue levels from both staffing clients (up 27%) and integrator clients (up 24%) were driven by stronger demand for IT services. Retail IT channel revenues increased by 14% in 2011 compared to a year earlier. Much of this increase came from higher demand at many of our MSP clients. Revenue increases from direct end-user clients were modest in 2011 and reflected the closure of several under-performing branch operations during the second half of the year. Healthcare staffing revenues totaled $8.8 million in 2011, a 54% increase over the previous year. This improvement reflected the geographic expansion in which we market our services, as well as entry into several new service offerings. Permanent placement / fee revenues increased to approximately $600,000 in 2011, from approximately $300,000 in 2010, due to higher demand.

IBM and TEK Systems represented 14.8% and 10.8% of 2011 revenues, respectively. During 2010, the same two clients represented 19.1% and 10.3% of total revenues, respectively. Our top ten clients represented approximately 57% of total revenues in both 2011 and 2010.

Gross Margin

Gross profit increased to $17.5 million in 2011 compared to $14.1 million in 2010. The improvement in gross profit largely tracked our revenue growth in 2011. Gross profit as a percentage of revenue was flat at 19.6% during 2011 when compared to a year earlier. Lower IT gross margins in both sales channels during 2011 were largely offset by higher permanent placement / fee revenues and gross margin expansion in our healthcare staffing business.

Wholesale IT channel gross margins decreased by 20 basis points in 2011 compared to 2010. This performance reflected a lower level of ERP assignments at integrator clients and slightly lower margins at our staffing clients. In our retail IT channel, gross margins declined by 50 basis points from 2010 levels. This decline largely reflected a shift of revenues toward MSP clients and away from direct end-user clients. This shift in revenues was impacted by the closure of several under-performing branch operations during the year. Healthcare gross margins totaled 18.4% in 2011 compared to 16.3% in 2010. This improvement reflected a revenue shift towards the Company’s higher valued service offerings.

Selling, General and Administrative (“S,G&A”) Expenses

S,G&A expenses in 2011 totaled $15.7 million, or 17.5% of revenues, compared to $13.0 million or 18.1% of revenues in 2010. Excluding severance expenses included in 2011 of approximately $400,000, S,G&A expenses would have represented 17.1% of revenues. The increase in S,G&A expenses in 2011 was largely due to investments in our sales and recruitment organizations and higher variable expense components of our operating cost structure. These variable expenses tend to track revenue and profitability levels and include expense categories such as commissions, bonuses, H1-B processing fees, job board access fees and business travel.

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

Liquidity and Capital Resources

Financial Condition and Liquidity

At December 31, 2012, we had $2.0 million of outstanding debt, net of cash balances on hand, and approximately $12.5 million of borrowing capacity under our existing credit facility. This financial position reflects returning $9.2 million of capital to our shareholders during 2012 in the form of share repurchases ($2.5 million) and cash dividends ($6.7 million). The cash dividend was declared by our Board of Directors as a one-time special dividend and we do not anticipate adopting a recurring dividend program at this time.

Historically, we have funded our business needs with cash generated from operating activities. In the staffing services industry, investment in operating working capital levels (defined as current assets minus cash and cash equivalents and current liabilities, excluding short-term borrowings) is a significant use of cash. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash preservation. Our accounts receivable “days sales outstanding” (“DSO’s”) measurement was 47 days at December 31, 2012 and 2011. We believe that effectively managing our DSO’s has been an important factor in maximizing our cash flows in recent years.

Cash provided by operating activities, our cash and cash equivalents balances on hand at December 31, 2012 and current availability under our credit facility are expected to be adequate to fund our business needs over the next 12 months. Below is a tabular presentation of cash flow activities for the periods discussed:

	Years Ended December 31,
Cash Flows Activities	2012	2011	2010
	(Amounts in millions)
Operating activities	$1.0	$0.4	$0.4
Investing activities	(0.2)	(0.3)	(1.3)
Financing activities	(5.9)	(0.7)	0.1

Operating Activities

Cash provided by operating activities for the years ended December 31, 2012, 2011 and 2010 totaled $1.0 million, $0.4 million and $0.4 million, respectively. Factors contributing to cash flows during the 2012 period included net income of $2.1 million and non-cash charges of $0.7 million, offset by an increase in operating working capital of $1.8 million. In 2011, cash flows from operating activities included net income of $1.1 million and non-cash charges of $0.3 million, offset by an increase in operating working capital of $1.0 million. In 2010, cash flows from operating activities included net income of $0.7 million, non-cash charges of $0.5 million and an offsetting increase in operating working capital of $0.8 million. The increases in operating working capital during 2012, 2011 and 2010 were in support of higher activity levels and revenue expansion.

We would expect operating working capital levels to increase should revenue growth continue in 2013. Similar to previous years, such an increase would have a negative impact on cash generated from operating activities. We believe that DSO’s are likely to remain in the 47 to 50-day range during 2013.

Investing Activities

Cash used in investing activities for the years ended December 31, 2012, 2011 and 2010 totaled approximately $0.2 million, $0.3 million and $1.3 million, respectively. In 2012 and 2011, capital expenditures and long-term facility lease deposits accounted for all uses of cash in investing activities. In 2010, the acquisition of Curastat, Inc. accounted for $1.1 million and capital expenditures and facility lease deposits approximated $0.2 million.

We believe that investments in capital expenditures and facility lease deposits should approximate $0.3 million in 2013.

Financing Activities

In 2012, cash used in financing activities totaled $5.9 million and included $6.7 million of dividend payments on common stock, $2.5 million of purchases under the Company’s share repurchase program, partially offset by $2.6 million of borrowings under our revolving loan facility and $0.7 million of proceeds related to stock option exercises. In 2011, cash used in financing activities totaled $0.7 million and principally related to share repurchases and deferred financing costs incurred in connection with our amended credit facility with PNC Bank. In 2010, financing activities largely consisted of net proceeds from stock option exercises.

Contractual Obligations and Off-Balance Sheet Arrangements

We have financial commitments related to existing operating leases, primarily for office space that we occupy, and borrowings under our existing credit facility. Our commitments are as follows:

	Payments due by period
	(Amounts in thousands)
Contractual obligations	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Operating Leases	$766	$774	$102	$0	$1,642
Borrowings under credit facility	2,610	0	0	0	2,610

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

Foreign Currency Exchange

The Company is exposed to foreign currency risks as a result of its Indian-based global recruitment centers. During 2012, the Company’s expenditures in Indian rupees, in support of these operations, increased significantly due to staff expansion and a new office lease in New Delhi which is denominated in Indian rupees. To mitigate and manage the risk of fluctuations in foreign currency exchange rates, the Company entered into foreign currency forward contracts in 2012 as a hedge to such exposures.

Critical Accounting Policies

Certain accounting policies are particularly important to the portrayal of our financial position, results of operations and cash flows and require the application of significant judgment by management, and as a result, are subject to an inherent degree of uncertainty. In applying these policies, our management uses judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on our historical experience, terms of existing contracts, observances of industry trends and other available information from outside sources, as appropriate. The following explains our most critical accounting policies. See the Notes to the Consolidated Financial Statements, contained in Item 8, of this annual report on Form 10-K for a complete description of our significant accounting policies.

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

Our annual impairment review process requires extensive use of judgments and financial estimates, such as appropriate discount rates, growth rates and future cash flow assumptions. The Company’s 2012, 2011 and 2010 goodwill impairment analysis resulted in a goodwill impairment of $-0-, $-0- and $95,000, respectively. The impairment change recognized in 2010 is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”) that provides up to 800,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options are granted at an exercise price equal to the closing share price of the Company’s common stock at the grant date and generally vest over a four year period.

The Company accounts for stock-based compensation expense in accordance with ASC Topic 718 “Share-based Payments” which requires us to measure all share-based payments based on their estimated fair value and recognize compensation expense over the requisite service period. The fair value of our stock options is determined at the date of grant using the Black-Scholes option pricing model. The assumptions associated with this option pricing model and other information related to our Stock Incentive Plan are more fully described in Note 10 “Stock-Based Compensation” to the Consolidated Financial Statements, included in Item 8 herein.

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

Management determines the Company’s income tax provision using the asset and liability method. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. The Company evaluates its deferred tax assets and records a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the periods presented, no valuation allowance has been provided.

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2012, the Company provided a liability of $78,000 for uncertain tax positions, including interest and penalties, related to various state income tax matters applicable to the periods subsequent to the Distribution.

Derivative Instruments and Hedging Activities

The Company is exposed to foreign currency risks as a result of its Indian-based global recruitment centers. During 2012, the Company’s expenditures in Indian rupees, in support of these operations, have increased significantly. Accordingly, to mitigate and manage the risk of changes in foreign currency exchange rates, the Company entered into foreign currency forward contracts in June 2012. These forward contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815 “Derivatives and Hedging”. The Company does not enter into derivative contracts for speculative purposes.

All derivatives are recognized on the balance sheet at fair value. The effective portion of the changes in the fair value on these instruments are recorded in other comprehensive income (loss) and are reclassified into the Consolidated Statement of Operations on the same line item and in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of these instruments deemed ineffective are recognized in the Consolidated Statement of Operations as foreign exchange gains / (losses). Forward points (premiums / discounts) are excluded from the assessment of hedge effectiveness and are recognized in the Consolidated Statement of Operations as foreign exchange gains / (losses).

With respect to derivatives designed as hedges, the Company formally documents all relationships between the hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking such transactions. The Company evaluates hedge effectiveness at the time a contract is entered into and on an ongoing basis. If a contract is deemed ineffective, the change in the fair value of the derivative is recorded in the Consolidated Statement of Operations as foreign exchange gain / (loss).

Recently Issued Accounting Standards

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-04 “Technical Corrections and Improvements”. On November 10, 2010, the acting FASB chairman added a standing project to the FASB’s agenda to address feedback received from stakeholders on the Codification and to make other incremental improvements to U.S. GAAP. This perpetual project will facilitate Codification updates for technical corrections, clarifications, and improvements, and should eliminate the need for periodic agenda requests for narrow and incremental items. These amendments are referred to as Technical Corrections and Improvements.

The Board decided that the types of issues that it will consider through this project are changes to clarify the Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. In addition, this Update includes more substantive, limited-scope improvements. These are items that represent narrow and incremental improvements to U.S. GAAP and are not purely technical corrections. The amendments in this Update include items raised to the Board through the Codification’s feedback mechanism and are items that the Board concluded met the scope of this project, rather than that of a maintenance update, making an amendment necessary. Maintenance updates include nonsubstantive corrections to the Codification, such as editorial corrections, various types of link-related changes, and changes to source fragment information that is used for the Cross Reference and Printer-Friendly with Sources options of the Codification.

Additionally, this Update includes amendments that identify when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. At the time of issuance of FASB Statement No. 157, Fair Value Measurements, only Accounting Principles Board Opinions, FASB Statements, and certain FASB Technical Bulletins were amended. Certain areas of the authoritative guidance were not updated, such as guidance issued by the Emerging Issues Task Force, or Statements of Position issued by the American Institute of Certified Public Accountants (AICPA). This Update contains conforming amendments to the Codification to reflect the measurement and disclosure requirements of Topic 820. These amendments are referred to as Conforming Amendments. Additionally, this Update deletes the second glossary definition of fair value that originated from AICPA Statement of Position 92-6, Accounting and Reporting by Health and Welfare Benefit Plans. The first definition (originating from FASB Statement No. 123 [revised 2004], Share-Based Payment, and the third definition (originating from Statement 157) remain.

The Conforming Amendments to U.S. GAAP included in this Update are generally nonsubstantive in nature. Many of the amendments conform wording to be consistent with the terminology in Topic 820; for example, revising market value and current market value to fair value, or mark-to-market to subsequently measure at fair value. The Board does not anticipate that the amendments in this Update will result in pervasive changes to current practice. However, certain amendments may result in a change to existing practice. For those amendments which the Board deemed to be more substantive, transition guidance and a delayed effective date accompany them. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value.

Our cash flows and earnings are subject to fluctuations due to currency exchange rate variations. Foreign currency risk exists by nature of our global recruitment centers. We attempt to limit our exposure to currency exchange fluctuations in the Indian rupee (“Rupee”) via the purchase of foreign currency forward contracts. These forward contracts have been designated as cash flow hedging instruments and are used to mitigate overall risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency forward contracts held by the Company as of December 31, 2012:

Currency (in thousands)	Amount (in Rupees)	Amount (in USD)
Currency Forward Contracts	INR 54,000	$929

Effect of Hypothetical Currency Rate Fluctuations

As of December 31, 2012, the potential gain or loss in the fair value of the Company’s outstanding foreign currency forward contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be as follows (amounts in thousands):

	Valuation given X% decrease in Rupee/USD Rate				Fair Value as of December 31, 2012	Valuation given X% increase in Rupee/USD Rate
	10%	5%	2%	1%		1%	2%	5%	10%
Rupee to USD Rate	50.11	52.90	54.57	55.12	55.68	56.24	56.79	58.46	61.25
Fair value of derivative instruments	$149	$92	$61	$51	$41	$31	$22	$(5)	$(47)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

The Company’s Consolidated Financial Statements for the year ended December 31, 2012 have been audited by UHY LLP, an Independent Registered Public Accounting Firm, whose report thereon appears on page 33 of this Form 10-K.

The Board of Directors pursues its responsibility for the Company’s financial reporting and accounting practices through its Audit Committee, all of the members of which are independent directors. The Audit Committee’s duties include recommending to the Board of Directors the Independent Registered Public Accounting Firm to audit the Company’s financial statements, reviewing the scope and results of the independent accountants’ activities and reporting the results of the committee’s activities to the Board of Directors. The Independent Registered Public Accounting Firm has met with the Audit Committee in the presence of management representatives to discuss the results of their audit work. Additionally, the Independent Registered Public Accounting Firm has direct access to the Audit Committee.

D. Kevin Horner

President, Chief Executive Officer and Director

John J. Cronin, Jr.

Chief Financial Officer

MASTECH HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mastech Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Mastech Holdings, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders equity and cash flows for each of the years in the three-year period ended December 31, 2012. We have also audited the accompanying Schedule II, Valuation and Qualifying Accounts, for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Mastech Holdings, Inc. and Subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Farmington Hills, Michigan

March 22, 2013

MASTECH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	At December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$659	$5,755
Accounts receivable, net of allowance for uncollectible accounts of $438 in 2012 and $305 in 2011	10,864	10,430
Unbilled receivables	2,927	1,495
Prepaid and other current assets	788	747
Deferred income taxes	153	177

Total current assets	15,391	18,604
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,788	1,683
Enterprise software	720	675
Leasehold improvements	555	555

	3,063	2,913
Less – accumulated depreciation	(2,814)	(2,640)

Net equipment, enterprise software, and leasehold improvements	249	273
Intangible assets, net	24	53
Deferred financing costs, net	46	74
Non-current deposits	214	210
Goodwill	405	405
Deferred income taxes	91	169

Total assets	$16,420	$19,788

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$2,610	$—
Accounts payable	1,984	2,309
Accrued payroll and related costs	4,424	4,002
Other accrued liabilities	342	324
Deferred revenue	173	106

Total current liabilities	9,533	6,741

Total liabilities	9,533	6,741
Commitments and contingent liabilities (Note 8)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 100,000,000 shares authorized and 3,925,395 shares issued as of December 31, 2012 and 3,711,988 shares issued as of December 31, 2011	39	37
Additional paid-in-capital	11,036	10,114
Retained earnings	(1,081)	3,462
Accumulated other comprehensive income	8	—
Treasury stock, at cost; 584,172 shares as of December 31, 2012 and 142,886 as of December 31, 2011	(3,115)	(566)

Total shareholders’ equity	6,887	13,047

Total liabilities and shareholders’ equity	$16,420	$19,788

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Revenues	$101,838	$89,362	$71,788
Cost of revenues	82,629	71,821	57,718

Gross profit	19,209	17,541	14,070
Selling, general and administrative expenses	15,693	15,680	13,006

Income from operations	3,516	1,861	1,064
Interest income (expense), net	(68)	(38)	(22)
Other income (expense), net	36	(31)	(4)

Income before income taxes	3,484	1,792	1,038
Income tax expense	1,345	679	375

Net income	$2,139	$1,113	$663

Earnings Per Share:
Basic	$.66	$.30	$.18

Diluted	$.64	$.30	$.18

Weighted average common shares outstanding:
Basic	3,260	3,653	3,673

Diluted	3,361	3,756	3,746

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$2,139	$1,113	$663
Other comprehensive income (loss):
Net unrealized gain on cash flow hedging derivative instruments, net of tax of ($5)	8	—	—

Total other comprehensive income	$8	$—	$—

Total comprehensive income	$2,147	$1,113	$663

The accompanying notes are an integral part of these Consolidated Financial Statements

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balances, December 31, 2009	$36	$9,530	$1,686	$—	$—	$11,252
Net income	—	—	663	—	—	663
Reduction in excess tax benefits related to stock options	—	(32)	—	—	—	(32)
Stock-based compensation expense	—	287	—	—	—	287
Stock options exercised	1	177	—	—	—	178

Balances, December 31, 2010	$37	$9,962	$2,349	$—	$—	$12,348
Net income	—	—	1,113	—	—	1,113
Reduction in excess tax benefits related to stock options	—	(50)	—	—	—	(50)
Stock-based compensation expense	—	228	—	—	—	228
Stock options exercised	—	24	—	—	—	24
Purchase of other equity securities	—	(50)	—	—	—	(50)
Purchase of treasury stock	—	—	—	(566)	—	(566)

Balances, December 31, 2011	$37	$10,114	$3,462	$(566)	$—	$13,047
Components of comprehensive income, net of taxes:
Net income	—	—	2,139	—	—	2,139
Unrealized gains on cash flow hedges, net of tax	—	—	—	—	8	8

Total comprehensive income						2,147

Dividends paid on common stock	—	—	(6,682)	—	—	(6,682)
Increase in excess tax benefits related to stock options	—	58	—	—	—	58
Stock-based compensation expense	—	242	—	—	—	242
Stock options exercised	2	622	—	—	—	624
Purchase of treasury stock	—	—	—	(2,549)	—	(2,549)

Balances, December 31, 2012	$39	$11,036	$(1,081)	$(3,115)	$8	$6,887

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$2,139	$1,113	$663
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	203	181	180
Interest amortization of deferred financing costs	28	10	—
Bad debt (credit) expense	125	(125)	(50)
Stock-based compensation expense	242	228	287
Deferred income taxes, net	102	(21)	106
Loss on capital asset dispositions	—	2	—
Loss in unconsolidated affiliate	—	5	—
Gain on derivative contracts	(28)	—	—
Goodwill impairment	—	—	95
Write-down of contingent earn-out debt	—	—	(125)
Working capital items:
Accounts receivable and unbilled receivables	(1,991)	(2,079)	(1,673)
Prepaid and other current assets	(5)	464	(848)
Accounts payable	(325)	(386)	982
Accrued payroll and related costs	422	978	729
Other accrued liabilities	18	135	(60)
Deferred revenue	67	(35)	137

Net cash flows provided by operating activities	997	470	423

INVESTING ACTIVITIES:
Acquisition of Curastat, Inc. (net of cash acquired and issuance of contingent earn-out debt)	—	—	(1,145)
Payment for non-current deposits	(4)	(92)	(69)
Capital expenditures	(150)	(231)	(134)

Net cash flows (used in) investing activities	(154)	(323)	(1,348)

FINANCING ACTIVITIES:
Dividends paid on common stock	(6,682)	—	—
Proceeds from short-term borrowings, net	2,610	—	—
Payment of deferred financing costs	—	(84)	—
Purchase of treasury stock and other equity securities	(2,549)	(616)	—
Proceeds from exercise of stock options	624	24	178
(Reduction) increase in excess tax benefits related to share-based payments, net	58	(50)	(32)

Net cash flows provided by (used in) financing activities	(5,939)	(726)	146

Net change in cash and cash equivalents	(5,096)	(579)	(779)
Cash and cash equivalents, beginning of period	5,755	6,334	7,113

Cash and cash equivalents, end of period	$659	$5,755	$6,334

SUPPLEMENTAL DISCLOSURE:
Cash payments for interest expense	$40	$113	$22

Cash payments for income taxes	$1,093	$791	$276

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies:

Basis of Presentation

Mastech Holdings, Inc. (referred to in this report as “Mastech”, the “Company”, “us”, “our” or “we”) is a provider of information technology and specialized healthcare staffing services. Our information technology business combines technical expertise with business process experience to deliver a broad range of services within business intelligence / data warehousing; service oriented architecture; web services; enterprise resource planning & customer resource management; and e-Business solutions segments. Our specialized healthcare business provides nurses and therapists to hospitals and other healthcare facilities. Headquartered in Pittsburgh, Pennsylvania, we have approximately 700 consultants that provide services across a broad spectrum of industry verticals on a national basis.

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

Reclassifications

Certain amounts previously reported in our Annual Report on Form 10-K have been reclassified to conform to our 2012 presentation. These reclassifications are reflected in our 2011 Consolidated Balance Sheet and 2011 and 2010 Consolidated Statements of Cash Flows. The reclassified items relate to 1) the segregation of non-current deposits, which were previously included in the caption “prepaid and other current assets” and 2) the reclassification of our tax liability for uncertain tax positions from long-term deferred taxes to accrued income taxes, which is reflected under the caption “prepaid and other current assets”.

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

The Allowance for Uncollectible Accounts was $438,000 and $305,000 at December 31, 2012 and 2011, respectively. Bad debt expense (credit) reflected in the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010 totaled $125,000, ($125,000), and ($50,000).

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

Depreciation and amortization expense related to fixed assets totaled $174,000, $141,000 and, $123,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The Company’s annual impairment review process requires extensive use of judgment and financial estimates, such as appropriate discount rates, growth rates and future cash flow assumptions. The Company’s goodwill impairment analysis for the years ended 2012, 2011 and 2010, resulted in a goodwill impairment of $-0-, $-0- and $95,000, respectively. The impairment charge recognized in 2010 is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

Management determines the Company’s income tax provision using the asset and liability method. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. The Company evaluates its deferred tax assets and records a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the periods presented, no valuation allowance has been provided.

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. Accordingly, the Company has reported a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2012, the Company provided $78,000 for uncertain tax positions, including interest and penalties, related to various state income tax matters applicable to the periods subsequent to the Distribution.

The Company’s 2011 federal tax return is currently under examination by the Internal Revenue Service (“IRS”). During 2011, the IRS completed its examination of the Company’s federal income tax returns for the years 2008 (post spin-off) and 2009. Amendments to our income tax return as a result of such examination were immaterial and are reflected in the Consolidated Financial Statements for the year ended December 31, 2011. All post spin-off periods remain subject to examination by various state authorities, conditioned on statutory limitations.

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

Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”). The Plan provides that up to 800,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options are granted at an exercise price equal to the closing share price of the Company common stock at the grant date and generally vest over a four year period.

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

Treasury Stock

The Company maintains a stock repurchase program which expires on December 22, 2014. Under this program, the Company may make treasury stock purchases in the open market or through privately negotiated transactions, subject to market conditions and normal trading restrictions. At December 31, 2012, the Company held 584,172 shares in its treasury at a cost of $3.1 million.

Comprehensive Income

Comprehensive income is presented in the Consolidated Statements of Shareholders’ Equity and consists of net income and unrealized gains or losses, net of taxes, on cash flow hedging transactions related to foreign exchange derivative contracts.

Derivative Instruments and Hedging Activities

The Company is exposed to foreign currency risks largely as a result of its Indian-based global recruitment centers. During 2012, the Company’s expenditures in Indian rupees, in support of these operations, have increased significantly. Accordingly, to mitigate and manage the risk of changes in foreign currency exchange rates, the Company entered into foreign currency forward contracts in June 2012. These forward contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. The Company does not enter into derivative contracts for speculative purposes.

All derivatives are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments are recorded in other comprehensive income (loss) and are reclassified into the Consolidated Statement of Operations on the same line item and in the same period in which the underlying hedge transactions affects earnings. Changes in the fair value of these instruments deemed ineffective are recognized in the Consolidated Statement of Operations as foreign exchange gains (losses). Forward points (premiums/discounts) are excluded from the assessment of hedge effectiveness and are recognized in the Consolidated Statement of Operations as foreign exchange gains/ (losses).

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

Earnings Per Share

Basic earnings per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of common shares outstanding during the period, plus the incremental shares outstanding assuming the exercise of dilutive stock options and restricted shares, calculated using the treasury stock method.

Recently Issued Accounting Standards

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-04 “Technical Corrections and Improvements”. On November 10, 2010, the acting FASB chairman added a standing project to the FASB’s agenda to address feedback received from stakeholders on the Codification and to make other incremental improvements to U.S. GAAP. This perpetual project will facilitate Codification updates for technical corrections, clarifications, and improvements, and should eliminate the need for periodic agenda requests for narrow and incremental items. These amendments are referred to as Technical Corrections and Improvements.

The Board decided that the types of issues that it will consider through this project are changes to clarify the Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. In addition, this Update includes more substantive, limited-scope improvements. These are items that represent narrow and incremental improvements to U.S. GAAP and are not purely technical corrections. The amendments in this Update include items raised to the Board through the Codification’s feedback mechanism and are items that the Board concluded met the scope of this project, rather than that of a maintenance update, making an amendment necessary. Maintenance updates include nonsubstantive corrections to the Codification, such as editorial corrections, various types of link-related changes, and changes to source fragment information that is used for the Cross Reference and Printer-Friendly with Sources options of the Codification.

Additionally, this Update includes amendments that identify when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. At the time of issuance of FASB Statement No. 157, Fair Value Measurements, only Accounting Principles Board Opinions, FASB Statements, and certain FASB Technical Bulletins were amended. Certain areas of the authoritative guidance were not updated, such as guidance issued by the Emerging Issues Task Force, or Statements of Position issued by the American Institute of Certified Public Accountants (AICPA). This Update contains conforming amendments to the Codification to reflect the measurement and disclosure requirements of Topic 820. These amendments are referred to as Conforming Amendments. Additionally, this Update deletes the second glossary definition of fair value that originated from AICPA Statement of Position 92-6, Accounting and Reporting by Health and Welfare Benefit Plans. The first definition (originating from FASB Statement No. 123 [revised 2004], Share-Based Payment, and the third definition (originating from Statement 157) remain.

The Conforming Amendments to U.S. GAAP included in this Update are generally nonsubstantive in nature. Many of the amendments conform wording to be consistent with the terminology in Topic 820; for example, revising market value and current market value to fair value, or mark-to-market to subsequently measure at fair value. The Board does not anticipate that the amendments in this Update will result in pervasive changes to current practice. However, certain amendments may result in a change to existing practice. For those amendments which the Board deemed to be more substantive, transition guidance and a delayed effective date accompany them. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

2.	Acquisition

On January 2, 2010, the Company acquired all of the outstanding stock of Curastat, Inc. (“Curastat”), an Arizona-based provider of specialized healthcare staffing services. The acquisition furthered the Company’s growth strategy and diversification into the specialized healthcare staffing space. The Consolidated Financial Statements reflect the acquisition of Curastat, effective January 2, 2010, under the purchase method of accounting. In accordance with ASC Topic 820 “Fair Value Measurements and Disclosures”, the total costs of the acquisition have been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values as of the date of the acquisition. The estimated purchase price totaled $1,270,000, which consisted of $1,145,000 in cash and a contingent earn-out component, (ranging from $-0- to $226,000 based on EBITDA levels generated in 2010 and 2011) which had an estimated fair value of $125,000 at the acquisition date. This estimated purchase price exceeded the fair value of the acquired net assets and accordingly, $500,000 was allocated to goodwill, all of which is deductible for tax purposes. The purchase price allocation for Curastat is as follows:

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

The Company had cash and cash equivalents consisting of cash balances on hand and money market funds that totaled $0.7 million at December 31, 2012 and $5.8 million at December 31, 2011. There were no restrictions on the Company’s cash balances during the periods presented.

4.	Investments in Unconsolidated Affiliate

In 2007, the Company acquired 50% ownership in a joint venture with another large staffing service organization. The joint venture was accounted for under the equity method of accounting. The Company recognized a loss of $-0-, $5,000 and $-0- in 2012, 2011 and 2010, respectively, which is included in the other income (expense) category in the Company’s Consolidated Statements of Operations. The joint venture has been dissolved as of December 31, 2012.

5.	Goodwill

The Company’s goodwill impairment analysis in 2012 and 2011 did not indicate an impairment. In 2010, the Company encountered a market recovery for healthcare staffing services that was less robust than expected at the time of the Curastat acquisition. Thus, during fourth quarter 2010, management revised downward its original future cash flow expectations, which resulted in a lower fair value of this reporting unit. Accordingly, based on this revised forecast, we recognized a goodwill impairment charge of $95,000 in 2010.

As of December 31, 2012, the Company has $405,000 of goodwill recorded on its balance sheet. Activity in our goodwill account during 2012, 2011 and 2010 was as follows:

(in thousands)	Amounts
Goodwill recorded on January 2, 2010	$500
Impairment charge in 2010	(95)

Balance at December 31, 2010	405
Impairment charge in 2011	0

Balance at December 31, 2011	$405
Impairment charge in 2012	0

Balance at December 31, 2012	$405

6.	Intangible Assets

Intangible assets consist of customer relationships, trade name and non-compete covenants related to the January 2, 2010 acquisition of Curastat, Inc. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 2 to 5 years. Intangible assets were comprised of the following:

	As of December 31, 2012			As of December 31, 2011
(Amounts in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$60	$36	$24	$60	$24	$36
Trade name	50	50	0	50	33	17
Non-compete covenants	40	40	0	40	40	0

Total intangible assets	$150	$126	$24	$150	$97	$53

Amortization expense recognized on intangible assets was $29,000 for 2012, $40,000 for 2011 and $57,000 for 2010 and is included as selling, general and administrative expense in the Company’s Consolidated Statements of Operations.

The estimated aggregate amortization expense for each of the next five years is as follows:

	Years Ended December 31,
(Amounts in thousands)	2013	2014	2015	2016	2017
Amortization expense	$12	$12	$-0-	$-0-	$-0-

7.	Credit Facility

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

Interest on borrowings will be charged at a rate equal to, at the Company’s election, either (a) the higher of PNC’s prime rate or the federal funds rate plus 0.50%, plus an applicable margin; or (b) adjusted LIBOR plus an applicable margin. The applicable margin on the base rate is between 0.25% and 0.75% on revolving credit loans and between 0.75% and 1.25% on the delayed draw term loans. The applicable margin on the adjusted LIBOR rate is between 1.25% and 1.75% on revolving credit loans and between 1.75% and 2.25% on the delayed draw term loans. The actual applicable margin is based on the Company’s senior leverage ratio, as defined in the loan agreement. A 20 basis point per annum commitment fee on the unused portion of the facility is charged and due quarterly in arrears. As of December 31, 2012, the Company had outstanding borrowings under the revolving credit loan facility of $2.6 million and unused borrowing availability of $12.5 million.

The loan agreement contains standard financial covenants, including but not limited to, covenants related to the Company’s leverage ratio, senior leverage ratio and fixed charge ratio (as defined under the loan agreement) and limitations on liens, indebtedness, guarantees and contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of December 31, 2012, the Company was in compliance with all provisions under the facility.

In connection with securing this facility, the Company incurred transaction costs totaling $84,000. These costs are being amortized as interest expense over the three-year life of the credit facility.

8.	Commitments and Contingencies

Lease Commitments

The Company rents certain office facilities and equipment under noncancelable operating leases, which provide for the following future minimum rental payments as of December 31, 2012:

Total Amount
(Amounts in thousands)
2013	$766
2014	556
2015	218
2016	100
2017	2
Thereafter	—

Total	$1,642

Rental expense for the years ended December 31, 2012, 2011 and 2010, totaled $731,000, $578,000 and $506,000, respectively.

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

The Company’s employees participate in an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the plan, subject to certain limits under the Internal Revenue Code. For the three years ended December 31, 2012, the Company did not provide for matching contributions.

10.	Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”). The Plan provides that up to 800,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. As of December 31, 2012, the Company had 578,732 outstanding and/or exercised stock options, 105,000 outstanding performance shares and 12,500 outstanding and/or released restricted stock units that were issued under the Plan. Accordingly, the Company has 103,768 shares available for future grants under the Plan.

The Plan is administered by the Compensation Committee of the Board of Directors. All grants awarded under the Plan are recommended by the Committee to the Board of Directors for approval. The exercise price of stock options is set on the grant date and not to be less than the fair market value per share of our closing stock price on that date. Grants generally vest over a four-year period and options expire after ten years from the grant date.

Following is a summary of Mastech stock option activity for the three years ended December 31, 2012:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	687,000	$3.43

Granted	25,000	$4.70
Exercised	(70,000)	$2.56
Cancelled / forfeited	(25,000)	$5.17

Outstanding at December 31, 2010	617,000	$3.50

Granted	206,000	$3.06
Exercised	(20,000)	$1.15
Cancelled / forfeited	(280,000)	$3.36

Outstanding at December 31, 2011	523,000	$3.50

Granted	—	$—
Exercised	(209,000)	$3.35
Cancelled / forfeited	(49,000)	$4.71

Outstanding at December 31, 2012	265,000	$3.49

As of December 31, 2012, the Company’s outstanding “in the money” stock options using the year-end share price of $5.05 had an aggregate intrinsic value of $462,000. As of December 31, 2012, the intrinsic value of vested and expected to vest stock options totaled $410,000. The total intrinsic value of options exercised during 2012, 2011 and 2010 totaled $582,000, $49,000 and $119,000, respectively. The fair value of stock options vested during 2012, 2011 and 2010 totaled $152,000, $269,000 and $252,000, respectively.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of December 31, 2012:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $2.00	12,000	5.79	$1.15
$2.01 to $4.00	201,000	8.75	$3.01
$4.01 to $6.00	34,000	7.19	$4.84
$6.01 to $8.00	18,000	4.67	$7.79

	265,000	8.14	$3.49

Range of Exercise Prices:	Options Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $2.00	12,000	5.79	$1.15
$2.01 to $4.00	51,000	8.63	$3.01
$4.01 to $6.00	14,000	7.19	$4.77
$6.01 to $8.00	18,000	4.67	$7.79

	95,000	7.32	$3.96

The Company used the following assumptions with respect to the Black-Scholes option pricing model for Mastech options issued during 2011 and 2010. No stock options were issued during 2012.

	Years Ended December 31,
	2012	2011	2010
Stock option grants:
Weighted-average risk-free interest rate	—	1.10%	2.69%
Weighted-average dividend yield	—	0.00%	0.00%
Expected volatility	—	55.36%	62.89%
Expected term (in years)	—	4.5	4.5
Weighted-average fair value	$—	$1.40	$2.47

Risk-free interest rate – The risk-free rate for stock options granted during the period was determined by using a U.S. Treasury rate for the period that coincided with the expected term of the options.

Expected dividend yield – The Company did not contemplate a dividend program. Accordingly, the dividend yield assumption used was 0.0%.

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

Following is a summary of Mastech restricted stock activity for the three years ended December 31, 2012:

	Years Ended December 31,
	2012	2011	2010
Beginning outstanding balance	20,000	—	—
Awarded	—	90,000	—
Released	(5,000)	—	—
Forfeited	(7,500)	(70,000)	—

Ending outstanding balance	7,500	20,000	—

The grant date fair value of restricted stock awarded in 2011 was $3.99. The aggregate intrinsic value of restricted stock units outstanding at December 31, 2012 was $37,875. The total intrinsic value of restricted shares released during 2012 totaled $28,600.

Following is a summary of Mastech performance share activity for the three years ended December 31, 2012:

	Years Ended December 31,
	2012	2011	2010
Beginning outstanding balance	—	—	—
Awarded	155,000	—	—
Released	—	—	—
Forfeited	(50,000)	—	—

Ending outstanding balance	105,000	—	—

The grant date fair value of performance shares awarded in 2012 was $5.71. The aggregate intrinsic value of restricted stock units outstanding at December 31, 2012 was $530,250.

Stock-based compensation expense of $242,000, $228,000, and $287,000 was recognized in the Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010, respectively. The Company has recognized related tax benefits associated with its share-based compensation arrangements for the years ended December 31, 2012, 2011, and 2010 of $93,000, $86,000 and $104,000, respectively. As of December 31, 2012, the total remaining unrecognized compensation expense related to non-vested stock options totaled $189,000, which will be amortized over the weighted-average remaining requisite service period of 2.5 years; the total remaining unrecognized compensation expense related to restricted stock units amounted to $24,000, which will be amortized over the weighted-average remaining requisite service period of 2.4 years; and the total remaining unrecognized compensation expense related to performance shares amounted to $509,000, which will be amortized over the weighted-average estimated remaining requisite service period of 2.8 years.

On February 6, 2013, the Compensation Committee of the Board of Directors determined that, in accordance with the provisions of the Stock Incentive Plan, equitable adjustments to outstanding equity grants issued under the Plan are required to preserve the intrinsic value related to non-participation in the Company’s special shareholder distribution (special one-time dividend), made on December 21, 2012. Accordingly, the Committee approved adjustments to the exercise price of all stock options, outstanding prior to this distribution, to preserve the stock option’s pre-distribution value. Further, the Committee approved the issuance of additional restricted shares and performance shares, sufficient to preserve the pre-distribution value of those securities, with the same service and performance requirements as stated in the original grants. These equitable adjustments, in accordance with the Company’s Stock Incentive Plan, do not constitute a modification to the original grants under the provisions of ASC Topic 718 “Share-based Payments”.

11.	Income Taxes

The components of income before income taxes, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Income before income taxes:
Domestic	$3,484	$1,792	$1,038
Foreign	—	—	—

Income before income taxes	$3,484	$1,792	$1,038

The provision for income taxes, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Current provision:
Federal	$1,119	$642	$254
State	124	58	15

Total current provision	1,243	700	269

Deferred provision (benefit):
Federal	92	(18)	98
State	10	(3)	8

Total deferred provision (benefit)	102	(21)	106

Total provision for income taxes	$1,345	$679	$375

The reconciliation of income taxes computed using our statutory U.S. income tax rate and the provision for income taxes for the years ended December 31, 2012, 2011 and 2010 were as follows:

(Amounts in thousands)	December 31, 2012		December 31, 2011		December 31, 2010
Income taxes computed at the federal statutory rate	$1,185	34.0%	$609	34.0%	$353	34.0%
State income taxes, net of federal tax benefit	134	3.9	55	3.1	23	2.2
Other	26	0.7	15	0.8	(1)	(0.1)

	$1,345	38.6%	$679	37.9%	$375	36.1%

The components of the deferred tax assets and liabilities were as follows:

	At December 31,
	2012	2011
	(Amounts in thousands)
Deferred tax assets:
Allowance for doubtful accounts and employee advances	$179	$121
Accrued vacation, bonuses and severance	188	286
Stock-based compensation expense	109	182

Total deferred tax assets	476	589

Deferred tax liabilities:
Prepaid expenses	215	232
Depreciation, goodwill, intangibles and other	17	11

Total deferred tax liabilities	232	243

Net deferred tax asset	244	346
Less: current deferred tax asset	153	177

Total long-term deferred tax asset	$91	$169

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, for the three years ended December 31, 2012 is as follows:

	Years Ended December 31,
(Amounts in thousands)	2012	2011	2010
Unrecognized tax benefits, beginning balance	$89	$66	$32
Additions related to current period	27	38	34
Additions related to prior periods	—	—	—
Reductions related to prior periods	(38)	(15)	—

Unrecognized tax benefits, ending balance	$78	$89	$66

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2012, 2011 and 2010, the Company had $13,000, $14,000 and $12,000, respectively, accrued for interest and penalties.

12.	Derivative Instruments and Hedging Activities

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

All derivatives are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments are recorded in other comprehensive income (loss) and are reclassified into the Consolidated Statement of Operations on the same line item and in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of these instruments deemed ineffective are recognized in the Consolidated Statement of Operations as foreign exchange gains (losses). Hedge effectiveness is assessed based on changes in the fair value of the forward contracts related to the difference between the spot price and the forward price. Forward points (premiums/discounts) are excluded from the assessment of hedge effectiveness and are recognized in the Consolidated Statement of Operations as foreign exchange gains/ (losses).

The outstanding contracts as of December 31, 2012, mature in six equal monthly installments of 9 million rupees through June 2013, meet the qualifying criteria for hedge accounting and have been deemed to be effective. Accordingly, the Company has recorded other comprehensive pretax gains of $13,000 as of December 31, 2012.

The following table presents information related to foreign currency forward contracts held by the Company:

Outstanding hedge transactions qualifying for hedge accounting as of December 31, 2012 (amounts in thousands):

	Maturity Date Ranges	Rupee Strike Price Ranges	Amount	Net Unrealized Gain/(Loss) December 31, 2012
Forward contracts USD:
From:	January 17, 2013	57.67
To:	June 19, 2013	58.57
Total			$929	$13

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2012 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income	Location of Gain / (Loss) reclassified in Income on Derivatives	Amount of Gain / (Loss) recognized in Income on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
Currency
Forward
Contracts	$13	SG&A Expense	$18	Other Income/ (Expense)	$28

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2011 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income	Location of Gain / (Loss) reclassified in Income on Derivatives	Amount of Gain / (Loss) recognized in Income on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
None	$0	—	$0	—	$0

Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets (in thousands):

	December 31, 2012		December 31, 2011
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Currency Forward Contracts	Prepaid and Other Current Assets	$41	Not applicable	$—

The estimated amount of pretax gains as of December 31, 2012 that is expected to be reclassified from other comprehensive income into earnings within the next 12 months is $13,000.

13.	Shareholders’ Equity

On December 23, 2010, the Company announced a share repurchase program of up to 750,000 shares of the Company’s common stock over a two-year period.

On February 7, 2012, the Company announced that it was commencing a modified “Dutch Auction” tender offer to repurchase up to 608,000 shares of its common stock (remaining un-purchased shares under its share repurchase program), in accordance with Schedule TO, filed with the Securities and Exchange Commission on February 7, 2012. The result of this corporate action was the repurchase of 429,886 shares of the Company’s common stock on March 13, 2012 at a price of $5.79 per share, inclusive of transaction costs.

On October 23, 2012, the Company’s Board of Directors approved the extension of its existing share repurchase program through December 22, 2014 and increased the number of shares subject to the program by 250,000 shares.

During the full year 2012, the Company purchased 441,286 shares under the program, including the shares purchased under the Dutch Auction tender offer referenced above. During 2011 and 2010, the Company purchased 142,886 shares and nil shares, respectively. As of December 31, 2012, there were 415,828 shares subject to repurchase under this program.

On November 29, 2012, the Company announced the declaration of a special one-time cash dividend of $2.00 per share of common stock, payable on December 21, 2012. This $6.7 million cash dividend was funded by a combination of cash balances on hand and borrowings under the Company’s credit facility with PNC Bank.

14.	Revenue Concentration

The Company had three clients, IBM, TEK Systems and Kaiser Permanente, that exceeded 10% of total revenues in 2012. Only IBM and TEK Systems exceeded 10% of total revenues in 2011 and 2010. Revenues generated from IBM represented 11.8%, 14.8% and 19.1% of total revenues in 2012, 2011 and 2010, respectively. Revenues generated from TEK Systems represented 10.7%, 10.8% and 10.3% of total revenues in 2012, 2011 and 2010, respectively. Revenues generated from Kaiser Permanente represented 10.5% of total revenues in 2012.

IBM, TEK Systems and Kaiser Permanente accounted for 7.5%, 7.1% and 13.0%, respectively, of the Company’s accounts receivable balance at December 31, 2012. In 2011, IBM and TEK Systems accounted for 7.2% and 8.0% of the Company’s total accounts receivables.

The Company’s top ten clients represented approximately 54%, 57% and 57% of total revenues in 2012, 2011 and 2010, respectively.

15.	Related Party Transactions

iGATE Corporation, our former parent, is considered a related party due to the interlocking ownership interest of its Co-Chairmen and our Co-Chairmen, Mr. Sunil Wadhwani and Mr. Ashok Trivedi.

Certain agreements and transactions between us and iGATE’s affiliate are described below:

Transactions with iGATE’s Affiliate

Prior to January 1, 2012, iGATE Global Solutions provided the Company with offshore contractors (recruiters) and IT support services. These services were provided under negotiated agreements between the parties. During 2012, 2011 and 2010, the Company paid iGATE Global Solutions $0, $882,000 and $914,000, respectively, for services provided.

Accounts Payable with iGATE’s Affiliate

At December 31, 2012, 2011 and 2010, the Company had included in its Accounts Payable balance $0, $170,000 and $137,000 owed to its former parent’s affiliate, respectively.

16.	Earnings per Share

The computation of basic earnings per share (“EPS”) is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options and restricted share units were exercised/released. The dilutive effect of stock options and restricted share units were calculated using the treasury stock method.

For the year’s ended 2012, 2011 and 2010, the computation of diluted earnings per share does not include 48,000, 241,000 and 246,000 stock options respectively, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations:

	Years Ended December 31,
(Amounts in thousands):	2012	2011	2010
Weighted-average shares outstanding:
Basic	3,260	3,653	3,673
Stock options and restricted share units	101	103	73

Diluted	3,361	3,756	3,746

The following table sets forth the computation of basic EPS utilizing net income and the Company’s weighted-average common stock outstanding:

	Years Ended December 31,
(Amounts in thousands, except per share data):	2012	2011	2010
Net income	$2,139	$1,113	$663
Basic weighted-average shares outstanding	3,260	3,653	3,673

Basic EPS	$.66	$.30	$.18

The following table sets forth the computation of diluted EPS utilizing net income and the Company’s weighted-average common stock outstanding plus the weighted-average of stock options and restricted shares outstanding:

	Years Ended December 31,
(Amounts in thousands, except per share data):	2012	2011	2010
Net income	$2,139	$1,113	$663
Diluted weighted-average shares outstanding	3,361	3,756	3,746

Diluted EPS	$.64	$.30	$.18

17.	Fair Value Measurements

The Company has adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) related to certain financial and nonfinancial assets and liabilities. ASC 820 establishes the authoritative definition of fair value; sets out a framework for measuring fair value; and expands the required disclosures about fair value measurements. The valuation techniques required by ASC 820 are based on observable and unobservable inputs using the following three-tier hierarchy:

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

•	Level 3 – Inputs are unobservable that are supported by little or no market activity.

The following table summarizes the basis used to measure goodwill at fair value on a non-recurring basis in the balance sheet:

	Fair Value as of December 31, 2010
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Goodwill	$—	$—	$405	$405

The following table summarizes the basis used to measure financial assets and liabilities at fair value on a recurring basis:

	Fair Value as of December 31, 2012
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Currency forward contracts	$0	$41	$0	$0

18.	Divestiture of our Brokerage Operations Service Offerings

On January 11, 2010, the Company sold its brokerage operations service offerings (operated under the name Global Financial Services of Nevada). The sale was a stock transaction for contingent cash consideration between the Company and Mr. William Gorman, former vice president of the brokerage operations unit. No cash consideration has been received on this transaction as of December 31, 2012.

19.	Quarterly Financial Information (Amounts in thousands, except per share data)

	Revenues	Gross Profit	Net Income	Earnings Per Share
Year Ended December 31, 2012				Basic	Diluted
First quarter	$24,454	$4,460	$352	$.10	$.10
Second quarter	25,312	4,829	458	.14	.14
Third quarter	25,629	4,885	601	.19	.18
Fourth quarter	26,443	5,035	728	.23	.22

Annual	$101,838	$19,209	$2,139	$.66	$.64

	Revenues	Gross Profit	Net Income	Earnings Per Share
Year Ended December 31, 2011				Basic	Diluted
First quarter	$19,901	$3,844	$37	$.01	$.01
Second quarter	22,115	4,438	382	.10	.10
Third quarter	23,489	4,649	441	.12	.12
Fourth quarter	23,857	4,610	253	.07	.07

Annual	$89,362	$17,541	$1,113	$.30	$.30

20.	Severance Charges

The Company incurred $120,000 of severance cost during 2012 related to a change in executive leadership. During 2011, the Company incurred $407,000 of severance cost related to the elimination of several executive positions. These costs are included as selling, general and administrative expense in the Company’s Consolidated Statements of Operations. At December 31, 2012, all severance costs have been paid.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, management has concluded and hereby reports that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

Information required by this Item, not set forth below, is incorporated herein by reference from the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for May 15, 2013, which will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2012 (the “Proxy Statement”).

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

The information required by this item is hereby incorporated by reference from the sections entitled “Board Committees and Meetings” of the Proxy Statement. During 2012, we had no related party transactions.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference from the section entitled “Independent Registered Public Accountants” of the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The following Consolidated Financial Statements of the registrant and its subsidiaries are included on pages 34 to 56 and the report of Independent Registered Public Accounting Firm is included on page 33 in this Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets – December 31, 2012 and 2011.

Consolidated Statements of Operations – Years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Comprehensive Income – Years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows – Years ended December 31, 2012, 2011 and 2010.

Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedules

The following Consolidated Financial Statement schedules shown below should be read in conjunction with the Consolidated Financial Statements on pages 34 to 56 in this Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

The following items appear immediately on the following page:

Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010.

3.	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

MASTECH HOLDINGS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Amounts in thousands)

	Balance at beginning of period	Charged to expense (credited)	Recoveries/ (Write-offs)	Balance at end of period
Allowance for Doubtful Accounts:
Year ended December 31, 2012	$305	$125	$8	$438
Year ended December 31, 2011	572	(125)	(142)	305
Year ended December 31, 2010	615	(50)	7	572

Exhibit	Index Description Exhibit
3.1	Articles of Incorporation of the Company are incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, File No. 001-34099, filed on July 23, 2008.

3.2	Amended and Restated Bylaws of the Company are incorporated by reference to Exhibit 3.1. to Mastech’s Form 8-K, dated October 1, 2008.

10.1	Stock Incentive Plan incorporated by reference to Exhibit 10.4 to Mastech’s Form 8-K, filed on October 1, 2008.

10.2	First Amended and Restated Loan Agreement by and between PNC Bank, N.A. and Mastech Holdings, Inc., dated August 31, 2011 filed as Exhibit 10.1 to Mastech’s Form 8-K, filed on September 2, 2011 and herein incorporated by reference.

10.3	Executive Employment Agreement by and among Mastech Holdings, Inc., Mastech, Inc., and John J. Cronin, Jr., dated March 18, 2009, as amended on January 7, 2013 and as further amended on March 18, 2013 (solely with respect to compensation), is filed herewith.

10.4	Executive Employment Agreement by and between Mastech, Inc., and Scott Aicher, dated January 7, 2013, is filed herewith.

10.5	Executive Employment Agreement by and between Mastech Healthcare, Inc. and Risher Dumpit, dated March 18, 2013, is filed herewith.

10.6	Executive Employment Agreement by and among Mastech Holdings, Inc., Mastech, Inc., and D. Kevin Horner, dated October 10, 2011, as amended on March 18, 2013 (solely with respect to compensation), is filed herewith.

21.0	List of Subsidiaries is filed herewith.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm is filed herewith.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to the liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of March, 2013.

MASTECH HOLDINGS, INC.

March 22, 2013	/s/ D. KEVIN HORNER
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