Form 10-Q
period 2013-03-31
Mastech Holdings, Inc.
filed 2013-05-06
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2013 was 3,343,295.

MASTECH HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues	$27,005	$24,454
Cost of revenues	22,122	19,994

Gross profit	4,883	4,460
Selling, general and administrative expenses	3,946	3,864

Income from operations	937	596
Interest income (expense), net	(25)	(16)
Other income (expense), net	12	(7)

Income before income taxes	924	573
Income tax expense	349	221

Net income	$575	$352

Earnings per share:
Basic	$.17	$.10

Diluted	$.17	$.10

Weighted average common shares outstanding:
Basic	3,342	3,481

Diluted	3,426	3,582

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31
	2013	2012
Net income	$575	$352
Other comprehensive income (loss):
Net unrealized gain on cash flow hedges, net of tax (expense) of ($5)	9	—

Total other comprehensive income	$9	$—

Total comprehensive income	$584	$352

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$630	$659
Accounts receivable, net of allowance for uncollectible accounts of $438 in 2013 and in 2012	9,761	10,864
Unbilled receivables	5,932	2,927
Prepaid and other current assets	580	788
Deferred income taxes	197	153

Total current assets	17,100	15,391
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,817	1,788
Enterprise software	720	720
Leasehold improvements	555	555

	3,092	3,063
Less – accumulated depreciation	(2,860)	(2,814)

Net equipment, enterprise software, and leasehold improvements	232	249
Intangible assets, net	21	24
Deferred financing costs, net	39	46
Non-current deposits	216	214
Goodwill	405	405
Deferred income taxes	124	91

Total assets	$18,137	$16,420

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$2,666	$2,610
Accounts payable	2,444	1,984
Accrued payroll and related costs	5,019	4,424
Other accrued liabilities	382	342
Deferred revenue	57	173

Total current liabilities	10,568	9,533

Total liabilities	10,568	9,533

Commitments and contingent liabilities (Note 4)

Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 100,000,000 shares authorized and 3,927,467 shares issued as of March 31, 2013 and 3,925,395 shares issued as of December 31, 2012	39	39
Additional paid-in-capital	11,134	11,036
Retained earnings	(506)	(1,081)
Accumulated other comprehensive income	17	8
Treasury stock, at cost; 584,172 shares as of March 31, 2013 and December 31, 2012	(3,115)	(3,115)

Total shareholders’ equity	7,569	6,887

Total liabilities and shareholders’ equity	$18,137	$16,420

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$575	$352
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	49	47
Interest amortization of deferred financing costs	7	7
Stock-based compensation expense	95	38
Deferred income taxes, net	(77)	(77)
Loss on derivative contracts	8	—
Working capital items:
Accounts receivable and unbilled receivables	(1,902)	(1,529)
Prepaid and other current assets	219	287
Accounts payable	460	(75)
Accrued payroll and related costs	595	540
Other accrued liabilities	30	(28)
Deferred revenue	(116)	(48)

Net cash flows (used in) operating activities	(57)	(486)

INVESTING ACTIVITIES:
(Payments for) recovery of non-current deposits	(2)	37
Capital expenditures	(29)	(71)

Net cash flows (used in) investing activities	(31)	(34)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings, net	56	—
Purchase of treasury stock	—	(2,491)
Proceeds from the exercise of stock options	3	9
Increase/(reduction) in excess tax benefits related to stock options, net	—	(5)

Net cash flows provided by (used in) financing activities	59	(2,487)

Net change in cash and cash equivalents	(29)	(3,007)
Cash and cash equivalents, beginning of period	659	5,755

Cash and cash equivalents, end of period	$630	$2,748

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

1.	Description of Business and Basis of Presentation:

References in this Quarterly Report on 10-Q to “we”, “our”, “Mastech” or “the Company” refer collectively to Mastech Holdings, Inc. and its wholly-owned operating subsidiaries, which are included in these Condensed Consolidated Financial Statements.

Description of Business

We are a provider of IT and specialized healthcare staffing services. Our IT staffing business combines technical expertise with business process experience to deliver a broad range of services within business intelligence / data warehousing; web services; enterprise resource planning & customer resource management; and eBusiness solutions. We work with businesses and institutions with significant IT spending and recurring staffing needs. We also support smaller organizations with their “project focused” temporary IT staffing requirements. Our services span a broad range of industry verticals including: automotive; consumer products; education; financial services; government; healthcare; manufacturing; retail; technology; telecommunications; transportation; and utilities. Our healthcare staffing business provides specialized healthcare professionals, including surgical nurses and therapists to hospitals and other healthcare facilities.

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the SEC on March 22, 2013. Additionally, our operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013 or for any other period.

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

Critical Accounting Polices

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a more detailed discussion of our significant accounting policies and critical accounting estimates.

Segment Reporting

The Company, which aggregates its IT and healthcare operating segments based on the nature of services, has one reportable segment in accordance with ASC Topic 280 “Disclosures About Segments of an Enterprise and Related Information”.

2.	Goodwill

As of March 31, 2013, the Company had $405,000 of goodwill recorded on its balance sheet related to the January 2, 2010 acquisition of Curastat, Inc. There was no activity in our goodwill account during the three months ended March 31, 2013 and March 31, 2012.

3.	Intangible Assets

Intangible assets consist of customer relationships, trade name and non-compete covenants related to the acquisition of Curastat, Inc. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 2 to 5 years. Intangible assets were comprised of the following as of March 31, 2013:

	As of March 31, 2013
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$60	$39	$21
Trade name	50	50	—
Non-compete covenants	40	40	—

Total intangible assets	$150	$129	$21

Amortization expense for the three months ended March 31, 2013 and 2012 was $3,000 and $7,000 respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

4.	Commitments and Contingencies

Lease Commitments

The Company rents certain office space and equipment under non-cancelable leases which provides for future minimum rental payments. Total lease commitments have not materially changed from the amounts disclosed in the Company’s 2012 Annual Report on Form 10-K.

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the Plan, subject to certain limits under the Code. For the three months ended March 31, 2013 and March 31, 2012, the Company did not provide for any matching contributions.

6.	Mastech Stock Incentive Plan

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which provides that up to 800,000 shares of the Company’s common stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three months ended March 31, 2013, there were 50,000 performance share grants made under this Plan, exclusive of shares issued as equitable adjustments to outstanding grants as described below. For the three months ended March 31, 2012, there were no grants under this Plan.

On February 6, 2013, the Compensation Committee of the Board of Directors determined that, in accordance with the provisions of the Stock Incentive Plan, equitable adjustments to outstanding equity grants issued under the Plan are required to preserve the intrinsic value related to non-participation in the Company’s special shareholder distribution made on December 21, 2012. Accordingly, the Committee approved adjustments to the exercise price of all stock options outstanding prior to this distribution to preserve the stock option’s pre-distribution value. Further, the Committee approved the issuance of restricted shares and performance shares in sufficient quantities to preserve the pre-distribution value of those securities, with the same service and performance requirements as stated in the original grants. The equitable adjustments, in accordance with the Company’s Stock Incentive Plan, do not constitute a modification to the original grants under the provisions of ASC Topic 718 “Share-based Payments”.

As of March 31, 2013, there were 11,243 shares eligible for grant under the Plan.

7.	Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2013 and 2012 was $95,000 and $38,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2013, the Company issued 2,072 shares related to the exercise of stock options. During the three months ended March 31, 2012, the Company issued 5,109 shares related to the exercise of stock options.

8.	Income Taxes

The components of income before income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
	2013	2012
	(Amounts in Thousands)
Income before income taxes:
Domestic	$924	$573
Foreign	—	—

Income before income taxes	$924	$573

The provision for income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
	2013	2012
	(Amounts in Thousands)
Current provision:
Federal	$388	$190
State	38	19

Total current provision	426	209

Deferred provision (benefit):
Federal	(69)	10
State	(8)	2

Total deferred provision (benefit)	(77)	12

Total provision for income taxes	$349	$221

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three months ended March 31, 2013 and 2012, respectively, were as follows (amounts in thousands):

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
Income taxes computed at the federal statutory rate	$314	34.0%	$195	34.0%
State income taxes, net of federal tax benefit	30	3.3	21	3.7
Other – net	5	0.5	5	0.9

	$349	37.8%	$221	38.6%

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, are as follows:

(Amounts in thousands)	Three Months Ended March 31, 2013
Balance as of December 31, 2012	$78
Additions related to current period	8
Additions related to prior periods	—
Reductions related to prior periods	—

Balance as of March 31, 2013	$86

Although it is difficult to anticipate the final outcome of these uncertain tax positions, the Company believes that the total amount of unrecognized tax benefits could be reduced by approximately $32,000 during the next twelve months due to the expiration of statues of limitations.

9.	Derivative Instruments and Hedging Activities

Commencing in June 2012, the Company entered into foreign currency forward contracts (“derivative contracts”) to mitigate and manage the risk of changes in foreign exchange rates related to highly probable expenditures in support of its Indian-based global recruitment operations. These forward contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”.

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

As of March 31, 2013, the Company’s outstanding contracts mature in nine monthly installments ranging between 9 and 10 million rupees per month through December 2013, meet the qualifying criteria for hedge accounting and have been deemed to be effective. Accordingly, the Company has recorded other comprehensive pretax gains of $27,000 as of March 31, 2013.

The following table presents information related to foreign currency forward contracts held by the Company:

Outstanding hedge transactions qualifying for hedge accounting as of March 31, 2013 (amounts in thousands):

	Maturity Date Ranges	Rupee Strike Price Ranges	Amount	Net Unrealized Gain/(Loss) March 31, 2013
Forward contracts USD:
From:	April 22, 2013	58.22
To:	December 20, 2013	58.06
Total			$1,507	$27

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2013 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income	Location of Gain / (Loss) reclassified in Income on Derivatives	Amount of Gain / (Loss) recognized in Income on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)

Currency Forward Contracts	$14	SG&A Expense	$5	Other Income/ (Expense)	$11

Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets (in thousands):

	March 31, 2013		December 31, 2012
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Currency Forward Contracts	Prepaid and Other Current Assets	$47	Prepaid and Other Current Assets	$41

The estimated amount of pretax gains as of March 31, 2013 that is expected to be reclassified from other comprehensive income into earnings within the next 12 months is $27,000.

10.	Fair Value Measurements

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

•	Level 3 - Inputs are unobservable that are supported by little or no market activity.

At March 31, 2013, the Company carried the following financial assets and liabilities at fair value measured on a recurring basis (in thousands):

	Fair Value as of March 31, 2013
	Level 1	Level 2	Level 3
(Amounts in thousands)
Currency Forward Contracts	$0	$47	$0

11.	Shareholders’ Equity

As of March 31, 2013, the Company had 415,828 shares available for purchase under its existing share repurchase program. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws through December 22, 2014. No purchases were made during the three months ended March 31, 2013.

12.	Revenue Concentration

During the three months ended March 31, 2013, IBM represented 10.7% of total revenues and was our only client to exceed 10% of total revenues. For the three months ended March 31, 2012, we had three clients that represented more than 10% of total revenues. IBM, TEK Systems and Kaiser Permanente represented 14.7%, 10.6% and 10.6% of total revenues, respectively.

The Company’s top ten clients represented approximately 52% and 57% of total revenues for the three months ended March 31, 2013 and 2012, respectively.

13.	Earnings Per Share

The computation of basic earnings per share (“EPS”) is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share, reflects the potential dilution that could occur if outstanding stock options and restricted share units were exercised/released. The dilutive effect of stock options was calculated using the treasury stock method.

For the three months ended March 31, 2013 and 2012, the computation of diluted earnings per share does not include 18,000 and 50,000 stock options, respectively, as the effect of their inclusion would have been anti-dilutive.

14.	Severance Charges

The Company incurred approximately $120,000 of severance costs during the three months ended March 31, 2012, related to a change in executive leadership. These costs are included as selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Operations. No severance costs were incurred during the first quarter of 2013.

15.	Subsequent Events

None. The Company has performed a review of events subsequent to the balance sheet date.

16.	Recently Issued Accounting Standards

In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-01, Balance Sheet (Topic 210): Clarifying the scope and disclosures about Offsetting Assets and Liabilities. The main objective in developing this Update is to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Stakeholders have told the Board that because the scope in Update 2011-11 is unclear, diversity in practice may result. Recent feedback from stakeholders is that standard commercial provisions of many contracts would equate to a master netting arrangement. Stakeholders questioned whether it was the Board’s intent to require disclosures for such a broad scope, which would significantly increase the cost of compliance. The objective of this Update is to clarify the scope of the offsetting disclosures and address any unintended consequences.

The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.

The amendments clarify the intended scope of the disclosures required by Section 210-20-50. The Board concluded that the clarified scope will reduce significantly the operability concerns expressed by preparers while still providing decision-useful information about certain transactions involving master netting arrangements. The amendments provide a user of financial statements with comparable information as it relates to certain reconciling differences between financial statements prepared in accordance with U.S. GAAP and those financial statements prepared in accordance with International Financial Reporting Standards (IFRS).

An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of Update 2011-11.

The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income.

The amendments of this update do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.

The amendments in this Update apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods presented, including interim periods.

For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted.

The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited consolidated financial statements and accompanying notes for year ended December 31, 2012, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 22, 2013.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about future events, future performance, plans, strategies, expectations, prospects, competitive environment and regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words, “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend” or the negative of these terms or similar expressions in this quarterly report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors”, “Forward-Looking Statements” and elsewhere in our 2012 Annual Report on Form 10-K. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update forward-looking statements and the estimates and assumptions associated with them, after the date of this quarterly report on Form 10-Q, except to the extent required by applicable securities laws.

Website Access to SEC Reports:

The Company’s website is www.mastech.com. The Company’s 2012 Annual Report on Form 10-K, current reports on Form 8-K and all other reports filed with the SEC, are available free of charge on the Investor Relations page. The website is updated as soon as reasonably practical after such reports are filed electronically with the SEC.

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

The Company aggregates it’s IT and healthcare operating segments, based on the nature of services and, accordingly, has one reportable segment. Thus, no segment related disclosures are presented. However, the Company tracks and evaluates its revenues and gross profits by four distinct sales channels: wholesale IT; retail IT; specialized healthcare and permanent placements / fees. Our wholesale IT channel consists of system integrators and other IT staffing firms with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. Our retail IT channel focuses on clients that are end-users of IT staffing services. Within the retail channel are end-user clients that have retained a third party to provide vendor management services, commonly known in the industry as Managed Service Providers (“MSP”). The specialized healthcare channel clients consist of hospitals and other healthcare facilities that utilize our staffing professionals. Permanent placement / fee revenues are incidental revenues derived as by-product opportunities of conducting our core contract staffing business.

Critical Accounting Policies:

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a more detailed discussion of our significant accounting policies and critical accounting estimates.

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the last half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. In 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. In 2011 and 2012, activity levels continued to trend up in most technologies and sales channels. During the first quarter of 2013, activity levels remained solid.

In addition to tracking general U.S. economic conditions, a large portion of our revenues are generated from a limited number of clients. Accordingly, our trends and outlook are impacted by the prospects and well-being of these specific clients. This “account concentration” factor may cause our results of operations to deviate from the prevailing U.S. economic trends from time to time.

In recent years, a larger portion of our revenues have come from our wholesale IT sales channel, which consists largely of strategic relationships with systems integrators and other staffing organizations. This channel tends to carry lower gross margins, but provides higher volume opportunities. This trend in our business mix has impacted overall gross margins during the past several years, and if this trend continues, will likely impact future gross margins as well. Within our retail sales channel, many larger users of IT staffing services are employing MSP’s to manage their contractor spending in an effort to drive down overall costs. This trend towards utilizing the MSP model has resulted in lower gross margins in the retail IT channel over the last two years and it is likely that our gross margins will be pressured in future periods should this trend continue.

Results of Operations for the Three Months Ended March 31, 2013 as Compared to the Three Months Ended March 31, 2012:

Revenues:

Revenues for the three months ended March 31, 2013 totaled $27.0 million, compared to $24.5 million for the corresponding three month period in 2012. This 10% year-over-year revenue increase, which was achieved with one-less billable day in the 2013 period compared to 2012, reflected higher demand for the Company’s services and the corresponding increase in billable consultants on assignment during the 2013 period. Billable IT headcount at March 31, 2013 totaled 658 consultants compared to 558 consultants, one-year earlier. For the three-months ended March 31, 2013, our billable IT headcount increased by approximately 4%, which was one of the strongest first quarter performances in the last decade.

Below is a tabular presentation of revenues by sales channel for the three months ended March 31, 2013 and 2012, respectively:

Revenues (Amounts in millions)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Wholesale IT Channel	$17.8	$15.4
Retail IT Channel	6.2	6.5
Specialized Healthcare	3.0	2.6
Permanent Placements / Fees	0.0	0.0

Total revenues	$27.0	$24.5

Revenues from our wholesale IT channel increased approximately 16% in the three month period ended March 31, 2013 compared to the corresponding 2012 period. Higher revenue levels from both staffing clients (up 20%) and integrator clients (up 14%) were driven by stronger demand for IT services. Retail IT channel revenues were down approximately 5% during the three months ended March 31, 2013 compared to the period one-year earlier. The decline reflected a high level of project ends at several of our MSP and end-user clients. Healthcare revenues increased by 15% for the three month period ended March 31, 2013 compared to the corresponding 2012 period. This improvement was largely due to an increase in demand for travel nurses. Permanent placement / fee revenues were insignificant in both the 2013 and 2012 periods.

During the three months ended March 31, 2013, IBM represented 10.7% of total revenues and was our only client to exceed 10% of total revenues. For the three months ended March 31, 2012, three clients represented more than 10% of total revenues. IBM, TEK Systems and Kaiser Permanente represented 14.7%, 10.6% and 10.6% of total revenues, respectively.

The Company’s top ten clients represented approximately 52% and 57% of total revenues for the three months ended March 31, 2013 and 2012, respectively.

Gross Margin:

Gross profits in the first quarter of 2013 totaled $4.9 million, or approximately $0.4 million higher than the first quarter of 2012. Gross profit as a percentage of revenue decreased modestly to 18.1% for the three month period ending March 31, 2013 compared to 18.2% for the three month period a year earlier. The gross margin decline was due to lower healthcare margins which reflected higher bench costs and front-end, project initiation costs related to increases in our travel nurse service-offering.

Below is a tabular presentation of gross margin by sales channel for the three months ended March 31, 2013 and 2012, respectively:

Gross Margin	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Wholesale IT Channel	17.6%	17.6%
Retail IT Channel	19.7	19.3
Specialized Healthcare	16.6	17.8
Permanent Placements / Fees	100.0	100.0

Total gross margin	18.1%	18.2%

Wholesale IT channel gross margins were flat for the three months ended March 31, 2013 compared to the 2012 period. Retail IT gross margins were up 40 basis points during the three months ended March 31, 2013 compared to the corresponding 2012 period as margins on MSP assignments strengthened somewhat during the first quarter of 2013. Specialized healthcare gross margins declined by 120 basis points and reflected higher bench costs and front-end, project initiation costs related to increases in our travel nurse service-offering.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the three months ended March 31, 2013 totaled $3.9 million or 14.6% of revenues, compared to $3.8 million or 15.8% of revenues for the three months ended March 31, 2012. Fluctuations within SG&A expense components during the 2013 period compared to a year earlier included the following:

•	Sales expense was flat in the 2013 period compared to 2012. Lower sales leadership expenses were offset by an increase in sales staff.

•	Recruiting expense was also flat in the 2013 period compared to 2012. Increase is offshore staff was offset by lower job board and background check fees.

•

General and administrative expense in 2013 was up approximately $0.1 million from a year earlier. An increase in stock-based compensation expense and higher travel expenses were largely responsible for the variance.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended March 31, 2013 consisted of interest expense of $25,000 and foreign exchange gains of $12,000. For the three months ended March 31, 2012, Other Income / (Expense) consisted of interest expense of $16,000 and foreign exchange losses of $7,000. The higher interest expense in the 2013 reflects outstanding borrowings in the 2013 period.

Income Tax Expense:

Income tax expense for the three months ended March 31, 2013 totaled $349,000, representing an effective tax rate on pre-tax income of 37.8%, compared to $221,000 for the three months ended March 31, 2012, which represented a 38.6% effective tax rate on pre-tax income. A slightly lower aggregate state tax rate in the 2013 period was responsible for the lower effective tax rate.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

At March 31, 2013, we had $2.0 million of outstanding debt, net of cash balances on hand, and approximately $13.2 million of borrowing capacity under our existing credit facility.

Historically, we have funded our business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At March 31, 2013, our accounts receivable “days sales outstanding” (“DSO’s”) measurement was 52-days, compared to 51-days a year earlier. We expect cash provided by operating activities, cash balances on hand and current availability under our existing credit facility to adequately fund our business needs during the balance of 2013.

Cash flows used in operating activities:

Cash used in operating activities for the three months ended March 31, 2013 totaled $0.1 million compared to $0.5 million during the three months ended March 31, 2012. Elements of cash flows in the 2013 period were net income of $0.6 million and an offsetting increase in operating working capital levels of $0.7 million. During the three months March 31, 2012, elements of cash flows were net income of $0.4 million and an offsetting increase in operating working capital levels of $0.9 million. The operating working capital increases in both 2013 and 2012 reflected higher accounts receivable balances in support of our revenue growth.

Cash flows used in investing activities:

Cash used in investing activities for the three months ended March 31, 2013 totaled $31,000 compared to $34,000 for the three months ended a year earlier. In both 2013 and 2012, capital expenditures accounted for most of our cash needs.

Cash flows provided by (used in) financing activities:

Cash provided by financing activities for the three months ended March 31, 2013 totaled $0.1 million and largely consisted of proceeds from short-term borrowings. Cash (used in) financing activities for the three months ended March 31, 2012 totaled ($2.5) million and related to common stock purchased under the Company’s modified “Dutch Auction” tender offer.

Contractual Obligations and Off-Balance Sheet Arrangements:

The Company rents certain office space and equipment under non-cancelable leases which provides for future minimum rental payments. Total lease commitments have not materially changed from the amounts disclosed in the Company’s 2012 Annual Report on Form 10-K. We do not have any off-balance sheet arrangements.

Inflation:

We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and, whenever possible, seeking to insure that billing rates are adjusted periodically to reflect increases in costs due to inflation.

Seasonality:

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies. Accordingly, we generally have lower utilization rates and higher benefit costs during the fourth quarter. Additionally, assignment completions tend to be higher near the end of the calendar year, which largely impacts our revenue and gross profit performance during the subsequent quarter.

Recently Issued Accounting Standards:

In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-01, Balance Sheet (Topic 210): Clarifying the scope and disclosures about Offsetting Assets and Liabilities. The main objective in developing this Update is to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Stakeholders have told the Board that because the scope in Update 2011-11 is unclear, diversity in practice may result. Recent feedback from stakeholders is that standard commercial provisions of many contracts would equate to a master netting arrangement. Stakeholders questioned whether it was the Board’s intent to require disclosures for such a broad scope, which would significantly increase the cost of compliance. The objective of this Update is to clarify the scope of the offsetting disclosures and address any unintended consequences.

The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.

The amendments clarify the intended scope of the disclosures required by Section 210-20-50. The Board concluded that the clarified scope will reduce significantly the operability concerns expressed by preparers while still providing decision-useful information about certain transactions involving master netting arrangements. The amendments provide a user of financial statements with comparable information as it relates to certain reconciling differences between financial statements prepared in accordance with U.S. GAAP and those financial statements prepared in accordance with International Financial Reporting Standards (IFRS).

An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of Update 2011-11.

The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No, 2013-02, Comprehensive Income (Topic 220, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income.

The amendments of this update do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.

The amendments in this Update apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods presented, including interim periods.

For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted.

The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value.

Our cash flow and earnings are subject to fluctuations due to exchange rate variations. Foreign currency risk exists by nature of our global recruitment centers. We attempt to limit our exposure to currency exchange fluctuations in the Indian rupee (“Rupee”) via the purchase of foreign currency forward contracts. These forward contracts have been designated as cash flow hedging instruments and are used to mitigate overall foreign currency risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency forward contracts held by the Company as of March 31, 2013:

Currency (in thousands)	Amount (in Rupees)	Amount (in USD)
Currency Forward Contracts	INR 87,000	$1,507

Effect of Hypothetical Currency Rate Fluctuations

As of March 31, 2013, the potential gain or loss in the fair value of the Company’s outstanding foreign currency forward contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be as follows (amounts in thousands):

	Valuation given X% decrease in Rupee/USD Rate				Fair Value as of March 31, 2012	Valuation given X% increase in Rupee/USD Rate
	10%	5%	2%	1%		1%	2%	5%	10%
Rupee to USD Rate	50.41	53.21	54.89	55.45	56.01	56.57	57.13	58.81	61.61
Fair value of derivative instruments	$219	$128	$78	$62	$47	$31	$16	$(28)	$(95)

ITEM 4:	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There has been no change in Mastech’s internal control over financial reporting that occurred during the first quarter that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2012.

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

There have been no material changes from the risk factors as previously disclosed in our 2012 Annual Report on Form 10-K, filed with the SEC on March 22, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our common stock repurchased during the first quarter of 2013 is set forth in the following table.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs
January 1, 2013 – January 31, 2013	—	—	—	415,828
February 1, 2013 – February 28, 2013	—	—	—	415,828
March 1, 2013 – March 31, 2013	—	—	—	415,828

Total	—	$—	—

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to the liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of May, 2013.

MASTECH HOLDINGS, INC.

May 6, 2013	/s/ D. KEVIN HORNER
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