Form 10-Q
period 2013-06-30
Mastech Holdings, Inc.
filed 2013-07-31
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 26, 2013 was 3,345,545.

MASTECH HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$28,935	$25,312	$55,940	$49,766
Cost of revenues	23,479	20,483	45,601	40,477

Gross profit	5,456	4,829	10,339	9,289
Selling, general and administrative expenses	4,190	4,058	8,136	7,922

Income from operations	1,266	771	2,203	1,367
Interest income (expense), net	(29)	(17)	(54)	(33)
Other income (expense), net	33	(16)	45	(23)

Income before income taxes	1,270	738	2,194	1,311
Income tax expense	481	280	830	501

Net income	$789	$458	$1,364	$810

Earnings per share:
Basic	$.24	$.14	$.41	$.24

Diluted	$.23	$.14	$.40	$.24

Weighted average common shares outstanding:
Basic	3,344	3,158	3,343	3,320

Diluted	3,431	3,269	3,427	3,427

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$789	$458	$1,364	$810
Other comprehensive income (loss):
Net unrealized gain/(loss) on cash flow hedges	(109)	4	(95)	4
Income tax (expense)/benefit	42	(2)	37	(2)

Total other comprehensive income (loss), net of taxes	$(67)	$2	$(58)	$2

Total comprehensive income (loss)	$722	$460	$1,306	$812

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$616	$659
Accounts receivable, net of allowance for uncollectible accounts of $368 in 2013 and $438 in 2012	13,380	10,864
Unbilled receivables	3,368	2,927
Prepaid and other current assets	883	788
Deferred income taxes	141	153

Total current assets	18,388	15,391
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,794	1,788
Enterprise software	720	720
Leasehold improvements	559	555

	3,073	3,063
Less – accumulated depreciation	(2,840)	(2,814)

Net equipment, enterprise software, and leasehold improvements	233	249
Intangible assets, net	18	24
Deferred financing costs, net	33	46
Non-current deposits	210	214
Goodwill	405	405
Deferred income taxes	152	91

Total assets	$19,439	$16,420

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$3,479	$2,610
Accounts payable	2,571	1,984
Accrued payroll and related costs	4,557	4,424
Other accrued liabilities	363	342
Deferred revenue	91	173

Total current liabilities	11,061	9,533

Total liabilities	11,061	9,533

Commitments and contingent liabilities (Note 4)

Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 100,000,000 shares authorized and 3,931,912 shares issued as of June 30, 2013 and 3,925,395 shares issued as of December 31, 2012	39	39
Additional paid-in-capital	11,237	11,036
Retained earnings	283	(1,081)
Accumulated other comprehensive income (loss)	(50)	8
Treasury stock, at cost; 586,367 shares as of June 30, 2013 and 584,172 shares as of December 31, 2012	(3,131)	(3,115)

Total shareholders’ equity	8,378	6,887

Total liabilities and shareholders’ equity	$19,439	$16,420

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$1,364	$810
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	97	101
Interest amortization of deferred financing costs	13	14
Bad debt (credit) expense	(25)	—
Stock-based compensation expense	187	77
Deferred income taxes, net	(49)	(8)
(Gain)/loss on derivative contracts	2	(1)
Working capital items:
Accounts receivable and unbilled receivables	(2,932)	(2,129)
Prepaid and other current assets	(99)	(24)
Accounts payable	587	(314)
Accrued payroll and related costs	133	(2)
Other accrued liabilities	(35)	(38)
Deferred revenue	(82)	(48)

Net cash flows (used in) operating activities	(839)	(1,562)

INVESTING ACTIVITIES:
Recovery of non-current deposits	4	30
Capital expenditures	(75)	(108)

Net cash flows (used in) investing activities	(71)	(78)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings, net	869	—
Purchase of treasury stock	(16)	(2,491)
Proceeds from the exercise of stock options	5	43
Increase in excess tax benefits related to stock options, net	9	20

Net cash flows provided by (used in) financing activities	867	(2,428)

Net change in cash and cash equivalents	(43)	(4,068)
Cash and cash equivalents, beginning of period	659	5,755

Cash and cash equivalents, end of period	$616	$1,687

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 AND 2012

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

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the SEC on March 22, 2013. Additionally, our operating results for the three months and six months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013 or for any other period.

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

As of June 30, 2013, the Company had $405,000 of goodwill recorded on its balance sheet related to the January 2, 2010 acquisition of Curastat, Inc. There was no activity in our goodwill account during the three and six months ended June 30, 2013 and June 30, 2012.

3.	Intangible Assets

Intangible assets consist of customer relationships, trade name and non-compete covenants related to the acquisition of Curastat, Inc. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 2 to 5 years. Intangible assets were comprised of the following as of June 30, 2013:

	As of June 30, 2013
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$60	$42	$18
Trade name	50	50	—
Non-compete covenants	40	40	—

Total intangible assets	$150	$132	$18

Amortization expense for the six months ended June 30, 2013 and 2012 was $6,000 and $15,000 respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the Plan, subject to certain limits under the Code. For the six months ended June 30, 2013 and June 30, 2012, the Company did not provide for any matching contributions.

6.	Mastech Stock Incentive Plan

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which provides that up to 800,000 shares of the Company’s common stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three and six months ended June 30, 2013, there were -0- and 50,000 performance share grants made under this Plan. For the three and six months ended June 30, 2012, there were no grants made under this Plan.

As of June 30, 2013, there were 18,133 shares available for grant under the Plan.

7.	Stock-Based Compensation

Stock-based compensation expense for the three months ended June 30, 2013 and 2012 was $92,000 and $39,000, respectively, and for the six months ended June 30, 2013 and 2012 was $187,000 and $77,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2013, the Company issued 4,445 shares and 6,517 shares related to the exercise of stock options and vesting of restricted stock grants. During the three and six months ended June 30, 2012, the Company issued 25,524 and 30,633 shares related to exercise of stock options and vesting of restricted stock grants.

8.	Income Taxes

The components of income before income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Amounts in Thousands)		(Amounts in Thousands)
Income before income taxes:
Domestic	$1,270	$738	$2,194	$1,311
Foreign	—	—	—	—

Income before income taxes	$1,270	$738	$2,194	$1,311

The provision for income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Amounts in Thousands)		(Amounts in Thousands)
Current provision:
Federal	$417	$196	$805	$386
State	36	15	74	34

Total current provision	453	211	879	420

Deferred provision (benefit):
Federal	21	60	(48)	70
State	7	9	(1)	11

Total deferred provision (benefit)	28	69	(49)	81

Total provision for income taxes	$481	$280	$830	$501

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three and six months ended June 30, 2013 and 2012 were as follows (amounts in thousands):

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
Income taxes computed at the federal statutory rate	$432	34.0%	$251	34.0%
State income taxes, net of federal tax benefit	43	3.4	24	3.3
Other – net	6	0.5	5	0.6

	$481	37.9%	$280	37.9%

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
Income taxes computed at the federal statutory rate	$746	34.0%	$446	34.0%
State income taxes, net of federal tax benefit	73	3.3	45	3.4
Other – net	11	0.5	10	0.8

	$830	37.8%	$501	38.2%

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, are as follows:

(Amounts in thousands)	Six Months Ended June 30, 2013
Balance as of December 31, 2012	$78
Additions related to current period	16
Additions related to prior periods	—
Reductions related to prior periods	—

Balance as of June 30, 2013	$94

Although it is difficult to anticipate the final outcome of these uncertain tax positions, the Company believes that the total amount of unrecognized tax benefits could be reduced by approximately $32,000 during the next twelve months due to the expiration of the statute of limitations.

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

As of June 30, 2013, the Company’s outstanding contracts mature in six monthly installments of 10 million rupees per month through December 2013, meet the qualifying criteria for hedge accounting and have been deemed to be effective. Accordingly, the Company has recorded other comprehensive pretax (losses) of ($82,000) as of June 30, 2013.

The following table presents information related to foreign currency forward contracts held by the Company:

Outstanding hedge transactions qualifying for hedge accounting as of June 30, 2013 (amounts in thousands):

	Maturity Date Ranges	Rupee Strike Price Ranges	Amount	Net Unrealized Gain/(Loss) June 30, 2013
Forward contracts USD:
From:	July 22, 2013	56.85
To:	December 20, 2013	58.06
Total			$1,044	$(82)

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2013 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income(Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income(Expense)	Location of Gain / (Loss) reclassified in Income(Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income(Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/ Amounts excluded from effectiveness testing)

Currency Forward Contracts	$(109)	SG&A Expense	$(1)	Other Income/ (Expense)	$30

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2013 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income(Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income(Expense)	Location of Gain / (Loss) reclassified in Income(Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income(Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/ Amounts excluded from effectiveness testing)

Currency Forward Contracts	$(95)	SG&A Expense	$4	Other Income/ (Expense)	$41

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2012 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income(Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income(Expense)	Location of Gain / (Loss) reclassified in Income(Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income(Expense on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/ Amounts excluded from effectiveness testing)

Currency Forward Contracts	$4	SG&A Expense	$0	Other Income/ (Expense)	$1

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2012 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income(Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income(Expense)	Location of Gain / (Loss) reclassified in Income(Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income(Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/ Amounts excluded from effectiveness testing)

Currency Forward Contracts	$4	SG&A Expense	$0	Other Income/ (Expense)	$1

Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets (in thousands):

	June 30, 2013		December 31, 2012
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Currency Forward Contracts	Other Accrued Liabilities	$56	Prepaid and Other Current Assets	$41

The estimated amount of pretax losses as of June 30, 2013 that is expected to be reclassified from other comprehensive (loss) into earnings within the next 12 months is ($82,000).

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

•	Level 3 - Inputs are unobservable that are supported by little or no market activity.

At June 30, 2013, the Company carried the following financial assets and (liabilities) at fair value measured on a recurring basis (in thousands):

	Fair Value as of June 30, 2013
	Level 1	Level 2	Level 3
(Amounts in thousands)
Currency Forward Contracts	$0	$(56)	$0

11.	Shareholders’ Equity

As of June 30, 2013, the Company had 413,633 shares available for purchase under its existing share repurchase program. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws through December 22, 2014. During the three and six months ended June 30, 2013, 2,195 shares were purchased under this program.

12.	Revenue Concentration

For the three months ended June 30, 2013, the Company had one client that exceeded 10% of total revenue (Accenture = 10.1%). For the three months ended June 30, 2012, the Company had three clients that exceeded 10% of total revenue (TEK Systems = 11.2%, IBM = 11.1%, and Kaiser Permanente = 11.1%). For the six months ended June 30, 2013, the Company had no clients that exceeded 10% of total revenue. For the six months ended June 30, 2012, the Company had three clients that exceeded 10% of total revenue (IBM = 12.9%, TEK Systems = 10.9% and Kaiser Permanente = 10.8%).

The Company’s top ten clients represented approximately 51% and 56% of total revenues for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, the Company’s top ten clients represented approximately 51% and 56% of total revenues, respectively.

13.	Earnings Per Share

The computation of basic earnings per share (“EPS”) is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share, reflects the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.

For the three months ended June 30, 2013 and 2012, the computation of diluted earnings per share does not include 18,000 and 50,000 stock options, respectively, as the effect of their inclusion would have been anti-dilutive. For the six months ended June 30, 2013 and 2012, 18,000 and 50,000 stock options, respectively, were not included in the computation of earnings per share.

14.	Severance Charges

The Company incurred severance costs of $0 and $120,000 during the three and six months ended June 30, 2012, related to a change in executive leadership. These costs are included as selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Operations. No severance costs were incurred during the six months ended June 30, 2013.

15.	Subsequent Events

On July 26, 2013, the Company entered into a definitive Asset Purchase Agreement to sell substantially all of the assets of its Healthcare Staffing segment to Accountable Healthcare Staffing, Inc. The total consideration to be paid is $1.15 million and consist of cash at closing of approximately $1.0 million, plus the assumption of certain liabilities. The assets to be sold exclude cash balances on hand, accounts receivables and other current assets, which totaled approximately $1.5 million as of June 30, 2013, net of current liabilities retained by the Company. The closing is subject to customary closing conditions and is expected to close in the third quarter of 2013.

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

The Company aggregates its IT and healthcare operating segments, based on the nature of services and, accordingly, has one reportable segment. Thus, no segment related disclosures are presented. However, the Company tracks and evaluates its revenues and gross profits by four distinct sales channels: wholesale IT; retail IT; specialized healthcare and permanent placements / fees. Our wholesale IT channel consists of system integrators and other IT staffing firms with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. Our retail IT channel focuses on clients that are end-users of IT staffing services. Within the retail channel are end-user clients that have retained a third party to provide vendor management services, commonly known in the industry as Managed Service Providers (“MSP”). The specialized healthcare channel clients consist of hospitals and other healthcare facilities that utilize our staffing professionals. Permanent placement / fee revenues are incidental revenues derived as by-product opportunities of conducting our core contract staffing business.

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

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the last half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. In 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. In 2011 and 2012, activity levels continued to trend up in most technologies and sales channels. During the first half of 2013, activity levels remained solid.

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

Results of Operations for the Three Months Ended June 30, 2013 as Compared to the Three Months Ended June 30, 2012:

Revenues:

Revenues for the three months ended June 30, 2013 totaled $28.9 million, compared to $25.3 million for the corresponding three month period of 2012. This 14% year-over-year revenue increase largely reflects a higher demand for the Company’s services and the corresponding increase in billable consultants during the 2013 period. Billable IT headcount at June 30, 2013 totaled 716 consultants compared to 587 consultants, one-year earlier. For the three-month period ended June 30, 2013 our billable IT headcount increased by 58 consultants.

Below is a tabular presentation of revenues by sales channel for the three months ended June 30, 2013 and 2012:

Revenues (Amounts in millions)	Three months ended June 30, 2013	Three months ended June 30, 2012
Wholesale IT Channel	$19.9	$15.6
Retail IT Channel	6.1	7.0
Specialized Healthcare	2.8	2.6
Permanent Placements / Fees	0.1	0.1

Total revenues	$28.9	$25.3

Revenues from our wholesale IT channel increased approximately 28% during the three month period ended June 30, 2013 compared to the corresponding 2012 period. Higher revenue levels from both staffing clients (up 21%) and integrator clients (34%) were driven by stronger demand for IT services. Retail IT channel revenues were down approximately 13% during the three months ended June 30, 2013 compared to the period one-year earlier. This channel’s entire revenue decline came from our end-user clients, as revenues from MSP clients were flat. Specialized healthcare revenues increased by 8% for the three month period ended June 30, 2013 compared to the corresponding 2012 period. This improvement largely reflects an increase in demand for travel nurses, partially offset by some contraction in our therapy business. Permanent placement / fee revenues were in-line with revenues generated a year earlier.

During the three months ended June 30, 2013, we had one client that represented more than 10% of total revenues (Accenture = 10.1%). During the three months ended June 30, 2012, we had three clients that represented more than 10% of total revenues (TEK Systems = 11.2%; IBM = 11.1%; and Kaiser Permanente = 11.1%).

During the 2013 period, our top ten clients represented approximately 51% of total revenues compared to 56% of total revenues in the corresponding 2012 period.

Gross Margin:

Gross profits in the second quarter of 2013 totaled $5.5 million, or approximately $0.6 million higher than the second quarter of 2012. Gross profit as a percentage of revenue increased to 18.9% in the three-month period ending June 30, 2013 compared to 18.1% reported in the previous quarter. However, margins were still slightly below the 19.1% achieved during the three month period ending June 30, 2012. The gross margin decline from a year earlier reflected lower margins in our healthcare channel due to an unfavorable service-offering mix (lower high-margin therapy revenues).

Below is a tabular presentation of gross margin by sales channel for the three months ended June 30, 2013 and 2012:

Gross Margin	Three months ended June 30, 2013	Three months ended June 30, 2012
Wholesale IT Channel	18.3%	18.3%
Retail IT Channel	20.8	19.4
Specialized Healthcare	16.9	18.9
Permanent Placements / Fees	100.0	100.0

Total gross margin	18.9%	19.1%

Wholesale IT channel gross margins were flat for the three months ended June 30, 2013 compared to the corresponding 2012 period. Retail IT gross margins were up 140 basis points during the three months ended June 30, 2013 compared to 2012, as margins on new MSP assignments strengthened during the first half of 2013. Specialized healthcare gross margins declined by 200 basis points in the 2013 period compared to a year earlier, largely due to an unfavorable service-offering mix of business (lower high-margin therapy revenues).

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the three months ended June 30, 2013 totaled $4.2 million or 14.5% of revenues, compared to $4.1 million or 16.0% of revenues for the three months ended June 30, 2012. Fluctuations within SG&A expense components during the 2013 period compared to a year earlier included the following:

•	Sales expense was flat in the 2013 period compared to 2012. Lower sales leadership expenses were offset by an increase in sales staff.

•	Recruiting expense was up in the 2013 period by $0.1 million due to higher visa processing fees and slightly higher facility costs.

•

General and administrative expense in 2013 was in-line with those of a year earlier. A $0.1 million increase in stock-based compensation expense was largely offset by lower bad debt and employee benefit expenses.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended June 30, 2013 consisted of interest expense of $29,000; and foreign exchange gains of $33,000. For the three months ended June 30, 2012, Other Income / (Expense) consisted of interest expense of $17,000 and foreign exchange losses of $16,000. The higher interest expense in the 2013 period reflects outstanding borrowings in the 2013 period compared to zero borrowings in 2012. The foreign exchange gains and losses were due to fluctuations in the Indian Rupee against the U. S. Dollar. The 2013 period benefited from the Company’s foreign currency hedging program instituted in June 2012.

Income Tax Expense

Income tax expense for the three months ended June 30, 2013 totaled $481,000 representing an effective tax rate on pre-tax income of 37.9%, compared to $280,000 for the three months ended June 30, 2012, which also represented a 37.9% effective tax rate on pre-tax income.

Results of Operations for the Six Months Ended June 30, 2013 as Compared to the Six Months Ended June 30, 2012:

Revenues:

Revenues for the six months ended June 30, 2013 totaled $55.9 million, compared to $49.8 million for the corresponding six month period in 2012. This 12% year-over-year revenue increase largely reflects a higher demand for the Company’s services and the corresponding increase in billable consultants during the 2013 period.

Below is a tabular presentation of revenues by sales channel for the six months ended June 30, 2013 and 2012:

Revenues (Amounts in millions)	Six months ended June 30, 2013	Six months ended June 30, 2012
Wholesale IT Channel	$37.8	$31.0
Retail IT Channel	12.3	13.5
Specialized Healthcare	5.7	5.2
Permanent Placements / Fees	0.1	0.1

Total revenues	$55.9	$49.8

Revenues from our wholesale IT channel increased approximately 22% during the six month period ended June 30, 2013 compared to the corresponding 2012 period. Higher revenue levels from both staffing clients (up 20%) and integrator clients (up 24%) were driven by stronger demand for IT services. Retail IT channel revenues were down approximately 9% during the six months ended June 30, 2013 compared to the period one-year earlier. The decline reflected lower revenues from end-user clients, partially offset by a modest increase from our MSP clients. Specialized healthcare revenues increased by 10% for the six month 2013 period compared to the corresponding 2012 period. This improvement largely reflects an increase in demand for travel nurses, partially offset by lower revenues in our therapy business. Permanent placement / fee revenues were in-line with revenues generated a year earlier.

During the six months ended June 30, 2013, we had no clients that represented more than 10% of total revenues. During the six months ended June 30, 2012, we had three clients that represented more than 10% of total revenue (IBM = 12.9%; TEK Systems = 10.9%; and Kaiser Permanente = 10.8%). During the 2013 period, our top ten clients represented approximately 51% of total revenues compared to 56% of total revenues in the corresponding 2012 period.

Gross Margin:

Gross profits in the first half of 2013 totaled $10.3 million, or approximately $1.0 million higher than the first half of 2012. Gross profit as a percentage of revenue declined to 18.5% in the six-month period ending June 30, 2013 from the 18.7% reported in the corresponding 2012 period. The gross margin decline from a year earlier reflected lower margins in our healthcare channel due to lower revenues generated by our higher-margin therapy business and higher project initiation costs in our travel nurse business.

Below is a tabular presentation of gross margin by sales channel for the six months ended June 30, 2013 and 2012:

Gross Margin	Six months ended June 30, 2013	Six months ended June 30, 2012
Wholesale IT Channel	18.0%	18.0%
Retail IT Channel	20.2	19.3
Specialized Healthcare	16.7	18.4
Permanent Placements / Fees	100.0	100.0

Total gross margin	18.5%	18.7%

Wholesale IT channel gross margins were flat for the six months ended June 30, 2013 compared to the corresponding 2012 period. Retail IT gross margins were up 90 basis points during the six months ended June 30, 2013 compared to 2012, as margins on new MSP assignments strengthened during the first half of 2013. Specialized healthcare gross margins declined by 170 basis points in the 2013 period compared to a year earlier, largely due to lower revenues generated by our higher-margin therapy business and higher project initiation costs in our travel nurse business.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the six months ended June 30, 2013 totaled $8.1 million or 14.5% of revenues, compared to $7.9 million or 15.9% of revenues for the six months ended June 30, 2012. Fluctuations within SG&A expense components during the 2013 period compared to a year earlier included the following:

•	Sales expense was flat in the 2013 period compared to 2012. Lower sales leadership expenses were offset by an increase in sales staff.

•	Recruiting expense was up in the 2013 period by $0.1 million due to an increase in offshore recruiting staff and higher facility costs.

•	General and administrative expense in 2013 was up $0.1 million from expenses incurred a year earlier. The increase was largely due to higher stock-based compensation expense.

Other Income / (Expense) Components:

Other Income / (Expense) for the six months ended June 30, 2013 consisted of interest expense of $54,000; and foreign exchange gains of $45,000. For the six months ended June 30, 2012, Other Income / (Expense) consisted of interest expense of $33,000 and foreign exchange losses of $23,000. The higher interest expense in the 2013 period reflects outstanding borrowings in the 2013 period compared to zero borrowings in 2012. The foreign exchange gains and losses were due to fluctuations in the Indian Rupee against the U. S. Dollar. The 2013 period benefited from the Company’s foreign currency hedging program instituted in June 2012.

Income Tax Expense:

Income tax expense for the six months ended June 30, 2013 totaled $830,000, representing an effective tax rate on pre-tax income of 37.8%, compared to $501,000 for the three months ended June 30, 2012, which represented a 38.2% effective tax rate on pre-tax income. A slightly lower aggregate state tax rate in the 2013 period was responsible for the lower effective tax rate.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

At June 30, 2013, we had $2.9 million of outstanding debt, net of cash balances on hand, and approximately $14 million of borrowing capacity under our existing credit facility.

Historically, we have funded our business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At June 30, 2013, our accounts receivable “days sales outstanding” (“DSO’s”) measurement was 52-days, which was in-line with last quarter. We expect cash provided by operating activities, cash balances on hand and access to capital under our existing credit facility to be adequate to fund our business needs during the balance of 2013.

Cash flows used in operating activities:

Cash used in operating activities for the six months ended June 30, 2013 totaled $0.8 million compared to $1.6 million during the six months ended June 30, 2012. Elements of cash flows during the 2013 period were net income of $1.4 million, non-cash charges of $0.2 million and an offsetting increase in operating working capital levels of $2.4 million. During the six months ended June 30, 2012, elements of cash flows included net income of $0.8 million, non-cash charges of $0.2 million and an offsetting increase in operating working capital levels of $2.6 million. The increases in operating working capital levels in both periods reflected higher accounts receivable balances in support of our revenue growth.

Cash flows used in investing activities:

Cash used in investing activities for both the six month periods ended June 30, 2013 and 2012 totaled $0.1 million. Capital expenditures accounted for our entire cash needs in both periods.

Cash flows provided by (used in) financing activities:

Cash provided by financing activities for the six months ended June 30, 2013 totaled $0.9 million and largely consisted of proceeds from short-term borrowings. Cash (used in) financing activities for the six months ended June 30, 2012 totaled ($2.4) million and largely related to common shares purchased under the Company’s modified “Dutch Auction” tender offer.

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

Recently Issued Accounting Pronouncements:

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

Our cash flows and earnings are subject to fluctuations due to exchange rate variations. Foreign currency risk exists by the nature of our Indian-based recruitment centers. We attempt to limit our exposure to currency exchange fluctuations in the Indian Rupee (“Rupee”) via the purchase of forward currency exchange contracts. These forward contracts have been designated as cash flow hedging instruments and are used to mitigate overall risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency forward contracts held by the Company as of June 30, 2013:

Currency (in thousands)	Amount (in Rupees)		Amount (in USD)

Currency Forward Contracts	INR	60,000	$1,044

Effect of Hypothetical Currency Rate Fluctuations

As of June 30, 2013, the potential gain or loss in the fair value of the Company’s outstanding foreign currency forward contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be as follows (Amounts in thousands):

	Valuation given X% decrease in Rupee/USD Rate				Fair Value as of June 30, 2013	Valuation given X% increase in Rupee/USD Rate
	10%	5%	2%	1%		1%	2%	5%	10%
Rupee to USD Rate	54.62	57.66	59.48	60.08	60.69	61.30	61.90	63.72	66.76
Fair value of derivative instruments	$54	$(3)	$(35)	$(45)	$(56)	$(65)	$(75)	$(102)	$(145)

ITEM 4:	CONTROLS AND PROCEDURES

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our common stock repurchased during the second quarter of 2013 is set forth in the following table:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs
April 1, 2013 – April 30, 2013	—	—	—	415,828
May 1, 2013 – May 31, 2013	—	—	—	415,828
June 1, 2013 – June 30, 2013	2,195	$6.99	—	413,633

Total	2,195	$6.99	—

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to the liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of July, 2013.

MASTECH HOLDINGS, INC.

July 31, 2013	/s/ D. KEVIN HORNER
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