Form 10-Q
period 2013-09-30
Mastech Holdings, Inc.
filed 2013-11-08
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2013 was 3,359,546.

MASTECH HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$28,283	$22,774	$78,418	$67,295
Cost of revenues	22,948	18,405	63,739	54,623

Gross profit	5,335	4,369	14,679	12,672
Selling, general and administrative expenses	3,659	3,508	10,902	10,544

Income from operations	1,676	861	3,777	2,128
Interest income (expense), net	(23)	(17)	(77)	(50)
Other income (expense), net	(42)	52	4	29

Income from continuing operations before income taxes	1,611	896	3,704	2,107
Income tax expense	612	335	1,396	793

Income from continuing operations	999	561	2,308	1,314
Income from discontinued operations net of tax expense of $22, $39, $68 and $82	39	40	94	97
Gain on sale of discontinued operations, net of tax expense of $43, nil, $43 and nil	442	—	442	—

Income from discontinued operations	481	40	536	97

Net income	$1,480	$601	$2,844	$1,411

Earnings per share:
Basic:
Continuing operations	$.30	$.18	$.69	$.40
Discontinued operations	.14	.01	.16	.03

Total	$.44	$.19	$.85	$.43

Diluted:
Continuing operations	$.29	$.17	$.67	$.39
Discontinued operations	.14	.01	.16	.03

Total	$.43	$.18	$.83	$.42

Weighted average common shares outstanding:
Basic	3,352	3,176	3,346	3,271

Diluted	3,456	3,277	3,441	3,376

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$1,480	$601	$2,844	$1,411
Other comprehensive income (loss):
Net unrealized gain/(loss) on cash flow hedges	20	71	(75)	75
Income tax (expense)/benefit	(8)	(28)	29	(30)

Total other comprehensive income (loss), net of taxes	$12	$43	$(46)	$45

Total comprehensive income	$1,492	$644	$2,798	$1,456

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,614	$659
Accounts receivable, net of allowance for uncollectible accounts of $358 in 2013 and $438 in 2012	9,580	10,864
Unbilled receivables	6,244	2,927
Prepaid and other current assets	866	788
Deferred income taxes	156	153

Total current assets	18,460	15,391
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,669	1,788
Enterprise software	720	720
Leasehold improvements	547	555

	2,936	3,063
Less – accumulated depreciation	(2,753)	(2,814)

Net equipment, enterprise software, and leasehold improvements	183	249
Intangible assets, net	—	24
Deferred financing costs, net	25	46
Non-current deposits	211	214
Goodwill	—	405
Deferred income taxes	178	91

Total assets	$19,057	$16,420

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$2,610
Accounts payable	2,539	1,984
Accrued payroll and related costs	6,077	4,424
Other accrued liabilities	412	342
Deferred revenue	42	173

Total current liabilities	9,070	9,533

Total liabilities	9,070	9,533

Commitments and contingent liabilities (Note 3)

Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 100,000,000 shares authorized and 3,945,913 shares issued as of September 30, 2013 and 3,925,395 shares issued as of December 31, 2012	40	39
Additional paid-in-capital	11,353	11,036
Retained earnings (deficit)	1,763	(1,081)
Accumulated other comprehensive income (loss)	(38)	8
Treasury stock, at cost; 586,367 shares as of September 30, 2013 and 584,172 shares as of December 31, 2012	(3,131)	(3,115)

Total shareholders’ equity	9,987	6,887

Total liabilities and shareholders’ equity	$19,057	$16,420

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$2,844	$1,411
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Net income from discontinued operations, net of tax	(536)	(97)
Depreciation and amortization	123	125
Interest amortization of deferred financing costs	21	20
Stock-based compensation expense	257	152
Deferred income taxes, net	(65)	26
(Gain) loss on derivative contract	21	(25)
Loss on capital asset retirements	1	—
Working capital items:
Accounts receivable and unbilled receivables	(3,301)	(2,049)
Prepaid and other current assets	(265)	(294)
Accounts payable	644	(537)
Accrued payroll and related costs	2,016	1,377
Other accrued liabilities	(41)	18
Deferred revenue	(125)	(2)

Net cash flows provided by operating activities of continuing operations	1,594	125
Net cash flows provided by (used in) operating activities of discontinued operations	979	(112)

Net cash flows provided by operating activities	2,573	13

INVESTING ACTIVITIES:
Recovery of non-current deposits	14	3
Capital expenditures	(78)	(116)

Net cash flows (used in) investing activities of continuing operations	(64)	(113)
Net cash flows provided by investing activities of discontinued operations	996	11

Net cash flows provided by (used in) investing activities	932	(102)

FINANCING ACTIVITIES:
Proceeds from (payment of) short-term borrowings, net	(2,610)	—
Purchase of treasury stock	(16)	(2,522)
Proceeds from the exercise of stock options	16	67
Increase in excess tax benefits related to stock options, net	60	42

Net cash flows (used in) financing activities of continuing operations	(2,550)	(2,413)
Net cash flows (used in) financing activities of discontinued operations	—	—

Net cash flows (used in) financing activities	(2,550)	(2,413)

Net change in cash and cash equivalents	955	(2,502)
Cash and cash equivalents, beginning of period	659	5,755

Cash and cash equivalents, end of period	$1,614	$3,253

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

(Unaudited)

1.	Description of Business and Basis of Presentation:

References in this Quarterly Report on 10-Q to “we”, “our”, “Mastech” or “the Company” refer collectively to Mastech Holdings, Inc. and its wholly-owned operating subsidiaries, which are included in these Condensed Consolidated Financial Statements.

Recent Developments

In August 2013, the Company sold its healthcare staffing business to Accountable Healthcare Staffing, Inc., as more fully described in Note 2 “Discontinued Operations” of these Notes to the Condensed Consolidated Financial Statements. The Condensed Consolidated Statements of Operations and Cash Flows for all periods presented have been recast to reflect the healthcare staffing business as discontinued operations.

On October 30, 2013, the Company announced that its Board of Directors approved a five-for-four (25 percent) stock split and declared a special cash dividend of $0.50 per post-split share of common stock. The record date for the stock split is November 15, 2013. Shareholders of record as of such date will receive one new share of common stock for every four shares that they own. The distribution of the new shares will be made on November 29, 2013. The cash dividend will be paid on December 20, 2013 to shareholders of record at the close of December 9, 2013.

Description of Business

We are a provider of IT staffing services. Our IT staffing business combines technical expertise with business process experience to deliver a broad range of services within business intelligence / data warehousing; web services; enterprise resource planning & customer resource management; and eBusiness solutions. We work with businesses and institutions with significant IT spending and recurring staffing needs. We also support smaller organizations with their “project focused” temporary IT staffing requirements. Our services span a broad range of industry verticals including: automotive; consumer products; education; financial services; government; healthcare; manufacturing; retail; technology; telecommunications; transportation; and utilities.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (the “Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the SEC on March 22, 2013. Additionally, our operating results for the three months and nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013 or for any other period.

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

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a more detailed discussion of our significant accounting policies and critical accounting estimates. Other than discontinued operations discussed below, there were no material changes to these critical accounting policies during the nine months ended September 30, 2013.

Discontinued Operations: In August 2013, the Company sold its healthcare staffing business to Accountable Staffing Healthcare, Inc. The healthcare staffing business meets the criteria for being reported as a discontinued operation. Accordingly, the Condensed Consolidated Statements of Operations and Cash Flows for all periods presented have been recast to reflect the presentation of discontinued operations. The carrying value of assets and liabilities of discontinued operations that have been retained by the Company are disclosed below in Note 2 “Discontinued Operations” in these Notes to the Condensed Consolidated Financial Statements. These assets, net of liabilities, are expected to be monetized by the Company with the next 12-month period. Unless otherwise indicated, all disclosures and amounts in these Notes to the Condensed Consolidated Financial Statements relate to the Company’s continuing operations.

Segment Reporting

The Company has one reportable segment in accordance with ASC Topic 280 “Disclosures About Segments of an Enterprise and Related Information”.

2.	Discontinued Operations

In August 2013, the Company sold its healthcare staffing business to Accountable Healthcare Staffing, Inc. Under the terms of the Sales and Purchase Agreement the purchase price totaled $1.15 million and consisted of $1 million cash consideration at closing, plus the assumption of certain liabilities by the buyer. Total net assets sold excluded cash balances on hand, accounts receivables and other current assets which approximated $1.5 million, net of current liabilities retained by the Company, at the transaction date.

The healthcare staffing business meets the criteria for being reported as a discontinued operations and has been segregated from continuing operations. Accordingly, the Condensed Consolidated Statements of Operations and Cash Flows for all periods presented have been recast to reflect the presentation of discontinued operations. Unless otherwise indicated, all disclosures in these Notes to Condensed Consolidated Financial Statements relate to the Company’s continuing operations.

The carrying value of assets and liabilities of discontinued operations included in the September 30, 2013 and December 31, 2012 Condensed Consolidated Balance Sheets were as follows (in thousands):

	At September 30, 2013	At December 31, 2012
ASSETS:
Accounts receivables	$495	$1,763
Prepaid and other current assets	103	143
Deferred income taxes	33	8
Non-current deposits	23	13
Fixed assets, net	—	21
Goodwill and other intangibles	—	429

Total	654	2,377

LIABILITIES:
Accounts payable	68	157
Accrued payroll and related cost	—	362
Other accrued liabilities	317	134

Total	385	653

TOTAL NET ASSETS	$269	$1,724

The Condensed Statements of Operations of discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$1,253	$2,855	$7,058	$8,100
Costs of revenues	1,045	2,339	5,856	6,598

Gross profit	208	516	1,202	1,502
Selling, general and administrative expenses	147	437	1,040	1,323

Income before income taxes	61	79	162	179
Income tax expense	22	39	68	82

Net income	$39	$40	$94	$97

The gain on the sale of the healthcare business was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pretax gain on sale transaction	$485	$—	$485	$—
Income tax expense	43	—	43	—

Net gain	$442	$—	$442	$—

Income tax expense on the sale transaction included the utilization of $147,000 of tax benefits (capital loss carry-forwards) which were previously deemed non-realizable by the Company.

The cash flows provided by (used in) discontinued operations were as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income from discontinued operations	$536	$97
Adjustments to reconcile net income to net cash provided by (used in) operating activities of discontinued operations:
Depreciation and amortization	16	31
Bad debt (credit) expense	(25)	—
Stock-based compensation expense	(15)	9
Deferred income taxes, net	(25)	5
(Gain) on sale of discontinued operations, net of tax	(442)	—
Working capital items:
Accounts receivable and unbilled receivables	1,291	(417)
Prepaid and other current assets	41	5
Accounts payable	(89)	135
Accrued payroll and related costs	(363)	(16)
Other accrued liabilities	54	39

Total cash provided by (used in) operating activities of discontinued operations	979	(112)

INVESTING ACTIVITIES:
Recovery of (increase in) non-current deposits	(10)	21
Capital expenditures	(3)	(10)
Proceeds from sale of discontinued operations	1,009	—

Total cash provided by investing activities of discontinued operations	996	11

FINANCING ACTIVITIES:
None	—	—

Total cash flow provided by (used in) discontinued operations	$1,975	$(101)

3.	Commitments and Contingencies

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the Plan, subject to certain limits under the Code. For the nine months ended September 30, 2013 and September 30, 2012, the Company did not provide for any matching contributions.

5.	Mastech Stock Incentive Plan

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which provides that up to 800,000 shares of the Company’s common stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three and nine months ended September 30, 2013, there were -0- and 50,000 performance share grants made under this Plan. For the three and nine months ended September 30, 2012, the Company granted 155,000 performance shares to various directors, officers and key employees.

As of September 30, 2013, there were 48,317 shares available for grant under the Plan.

6.	Stock-Based Compensation

Stock-based compensation expense for the three months ended September 30, 2013 and 2012 was $90,000 and $76,000, respectively, and for the nine months ended September 30, 2013 and 2012 was $257,000 and $152,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2013, the Company issued 14,001 shares and 20,518 shares related to the exercise of stock options and vesting of restricted stock grants. During the three and nine months ended September 30, 2012, the Company issued 17,092 and 47,725 shares related to exercise of stock options and vesting of restricted stock grants.

7.	Income Taxes

The components of income before income taxes from continuing operations, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three and six months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Amounts in Thousands)		(Amounts in Thousands)
Income before income taxes:
Domestic	$1,611	$896	$3,704	$2,107
Foreign	—	—	—	—

Income before income taxes	$1,611	$896	$3,704	$2,107

The provision for income taxes from continuing operations, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Amounts in Thousands)		(Amounts in Thousands)
Current provision:
Federal	$543	$295	$1,330	$630
State	58	20	131	49

Total current provision	601	315	1,461	679

Deferred provision:
Federal	10	18	(57)	101
State	1	2	(8)	13

Total deferred provision (benefit)	11	20	(65)	114

Total provision for income taxes	$612	$335	$1,396	$793

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes from continuing operations for the three and nine months ended September 30, 2013 and 2012 were as follows (amounts in thousands):

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
Income taxes computed at the federal statutory rate	$548	34.0%	$305	34.0%
State income taxes, net of federal tax benefit	59	3.7	22	2.5
Other – net	5	0.3	8	0.9

	$612	38.0%	$335	37.4%

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
Income taxes computed at the federal statutory rate	$1,259	34.0%	$716	34.0%
State income taxes, net of federal tax benefit	123	3.3	62	2.9
Other – net	14	0.4	15	0.7

	$1,396	37.7%	$793	37.6%

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, are as follows:

(Amounts in thousands)	Nine Months Ended September 30, 2013
Balance as of December 31, 2012	$78
Additions related to current period	28
Additions related to prior periods	—
Reductions related to prior periods	—

Balance as of September 30, 2013	$106

Although it is difficult to anticipate the final outcome of these uncertain tax positions, the Company believes that the total amount of unrecognized tax benefits could be reduced by approximately $32,000 during the next twelve months due to the expiration of the statute of limitations.

8.	Derivative Instruments and Hedging Activities

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

All derivatives are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Operations on the same line item and in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of these instruments deemed ineffective are recognized in the Consolidated Statements of Operations as foreign exchange gains (losses). Hedge effectiveness is assessed based on changes in the fair value of the forward contracts related to the difference between the spot price and the forward price. Forward points (premiums/discounts) are excluded from the assessment of hedge effectiveness and are recognized in the Consolidated Statements of Operations as foreign exchange gains/(losses).

As of September 30, 2013, the Company’s outstanding contracts mature in fifteen monthly installments of 10 million rupees per month through December 2014, meet the qualifying criteria for hedge accounting and have been deemed to be effective. Accordingly, the Company has recorded other comprehensive pretax (losses) of ($62,000) as of September 30, 2013.

The following table presents information related to foreign currency forward contracts held by the Company:

Outstanding hedge transactions qualifying for hedge accounting as of September 30, 2013 (amounts in thousands):

	Maturity Date Ranges	Rupee Strike Price Ranges	Amount	Net Unrealized Gain/(Loss) September 30, 2013
Forward contracts USD:
From:	October 21, 2013	57.60
To:	December 22, 2014	70.41
Total			$2,320	$(62)

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income are as follows (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income(Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income(Expense)	Location of Gain / (Loss) reclassified in Income(Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income(Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)

For the Three Months Ended September 30, 2013:
Currency Forward Contracts	$20	SG&A Expense	$(16)	Other Income/ (Expense)	$(40)

For the Nine Months Ended September 30, 2013:
Currency Forward Contracts	$(75)	SG&A Expense	$(12)	Other Income/ (Expense)	$1

For the Three Months Ended September 30, 2012:
Currency Forward Contracts	$71	SG&A Expense	$5	Other Income/ (Expense)	$24

For the Nine Months Ended September 30, 2012:
Currency Forward Contracts	$75	SG&A Expense	$5	Other Income/ (Expense)	$25

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2013		December 31, 2012
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Currency Forward Contracts	Other Accrued Liabilities	$56	Prepaid and Other Current Assets	$41

The estimated amount of pretax losses as of September 30, 2013 that is expected to be reclassified from other comprehensive (loss) into earnings within the next 12 months is ($71,000).

9.	Fair Value Measurements

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

At September 30, 2013, the Company carried the following financial assets and (liabilities) at fair value measured on a recurring basis (in thousands):

	Fair Value as of September 30, 2013
	Level 1	Level 2	Level 3
(Amounts in thousands)
Currency Forward Contracts	$0	$(56)	$0

10.	Shareholders’ Equity

As of September 30, 2013, the Company had 413,633 shares available for purchase under its existing share repurchase program. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws through December 22, 2014. During the three and nine months ended September 30, 2013, -0- and 2,195 shares were purchased under this program.

11.	Revenue Concentration

For the three months ended September 30, 2013, the Company had one client that exceeded 10% of total revenue (Accenture = 12.6%). For the three months ended September 30, 2012, the Company had three clients that exceeded 10% of total revenue (TEK Systems = 12.3%, Kaiser Permanente = 11.6%, and IBM = 11.5%,). For the nine months ended September 30, 2013, the Company had one client that exceeded 10% of total revenue (Accenture = 11.1%). For the nine months ended September 30, 2012, the Company had four clients that exceeded 10% of total revenue (IBM = 13.4%, TEK Systems = 12.2%, Kaiser Permanente = 12.0%, and Accenture = 10.1%).

The Company’s top ten clients represented approximately 56% and 60% of total revenues for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, the Company’s top ten clients represented approximately 57% and 61% of total revenues, respectively.

12.	Earnings Per Share

The computation of basic earnings per share (“EPS”) is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share, reflects the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.

For the three months ended September 30, 2013 and 2012, the computation of diluted earnings per share does not include 0 and 50,000 stock options, respectively, as the effect of their inclusion would have been anti-dilutive. For the nine months ended September 30, 2013 and 2012, 0 and 50,000 stock options, respectively, were not included in the computation of earnings per share.

13.	Severance Charges

The Company incurred severance costs of $0 and $120,000 during the three and nine months ended September 30, 2012, related to a change in executive leadership. These costs are included as selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Operations. No severance costs from continuing operations were incurred during the nine months ended September 30, 2013.

14.	Subsequent Events

On October 30, 2013, the Company announced that its Board of Directors approved a five-for-four (25 percent) stock split and declared a special cash dividend of $0.50 per post-split share of common stock. The record date for the stock split is November 15, 2013. Shareholders of record as of such date will receive one new share of common stock for every four shares that they own. The distribution of the new shares will be made on November 29, 2013. The cash dividend will be paid on December 20, 2013 to shareholders of record at the close of December 9, 2013. The financial statements herein do not reflect any adjustments that will result from the stock split effective November 15, 2013.

15.	Recently Issued Accounting Standards

In July 2013, the FASB issued ASU No. 2013-11 – “Income Taxes – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists”. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted and retrospective application is permitted. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

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

Recent Developments:

In August 2013, the Company sold its healthcare staffing business to Accountable Healthcare Staffing, Inc., as more fully described in Note 2 “Discontinued Operations” of the Notes to the Condensed Consolidated Financial Statements included herein. This action reflects the Company’s desire to focus exclusively on its IT staffing business. The Condensed Consolidated Statements of Operations and Cash Flows for all periods presented have been recast to reflect the healthcare staffing business as discontinued operations.

On October 30, 2013, the Company announced that its Board of Directors approved a five-for-four (25 percent) stock split and declared a special cash dividend of $0.50 per post-split share of common stock. The record date for the stock split is November 15, 2013. Shareholders of record as of such date will receive one new share of common stock for every four shares that they own. The distribution of the new shares will be made on November 29, 2013. The cash dividend will be paid on December 20, 2013 to shareholders of record at the close of December 9, 2013. The financial statements herein do not reflect any adjustments that will result from the stock split effective November 15, 2013.

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies and critical accounting estimates are described in Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2012. Other than discontinued operations discussed below, there were no material changes to these critical accounting policies during the nine months ended September 30, 2013.

Discontinued Operations: In August 2013, the Company sold its healthcare staffing business to Accountable Healthcare Staffing, Inc. The healthcare staffing business meets the criteria for being reported as a discontinued operation. Accordingly, the Condensed Consolidated Statements of Operations and Cash Flows for all periods presented have been recast to reflect the presentation of discontinued operations. The carrying value of assets and liabilities of discontinued operations that have been retained by the Company are disclosed in Note 2 to the Notes to the Condensed Consolidated Financial Statements herein. These assets, net of liabilities are expected to be monetized by the Company within the next 12-month period. Unless otherwise indicated, all disclosures and amounts in the Notes to the Condensed Consolidated Financial Statements relate to the Company’s continuing operations.

Business Overview:

We are a domestic provider of IT staffing services. From July 1986 through September 2008, we conducted our business as subsidiaries of iGATE. We do not sell, lease or otherwise market computer software or hardware, and 100% of our revenue is derived from the sale of staffing services.

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

With the sale of our healthcare staffing business in August 2013, the Company has one operating segment. We do however track and evaluates our revenues and gross profits by three distinct sales channels: wholesale IT; retail IT; and permanent placements / fees. Our wholesale IT channel consists of system integrators and other IT staffing firms with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. Our retail IT channel focuses on clients that are end-users of IT staffing services. Within the retail channel are end-user clients that have retained a third party to provide vendor management services, commonly known in the industry as Managed Service Providers (“MSP”). Permanent placement / fee revenues are incidental revenues derived as by-product opportunities of conducting our core contract staffing business.

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the last half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. In 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. In 2011 and 2012, activity levels continued to trend up in most technologies and sales channels. During the nine months of 2013, activity levels have remained solid.

In addition to tracking general U.S. economic conditions, a large portion of our revenues are generated from a limited number of clients. Accordingly, our trends and outlook are impacted by the prospects and well-being of these specific clients. This “account concentration” factor may cause our results of operations to deviate from the prevailing U.S. economic trends from time to time.

In recent years, a larger portion of our revenues have come from our wholesale IT sales channel, which consists largely of strategic relationships with systems integrators and other staffing organizations. This channel tends to carry lower gross margins, but provides higher volume opportunities. This trend in our business mix has impacted overall gross margins during the past several years, and if this trend continues, will likely impact future gross margins as well. Within our retail sales channel, many larger users of IT staffing services are employing MSP’s to manage their contractor spending in an effort to drive down overall costs. This trend towards utilizing the MSP model has resulted in lower gross margins in the retail IT channel over the past several years and it is likely that our gross margins will be pressured in future periods should this trend continue.

Results of Continuing Operations for the Three Months Ended September 30, 2013 as Compared to the Three Months Ended September 30, 2012:

Revenues:

Revenues for the three months ended September 30, 2013 totaled $28.3 million, compared to $22.8 million for the corresponding three month period in 2012. This 24% year-over-year revenue increase largely reflected a higher demand for our services and the corresponding increase in IT billable consultants during the 2013 period. Billable IT headcount at September 30, 2013 totaled 734 consultants compared to 633 consultants, a year earlier. For the three-month period ended September 30, 2013 our billable IT headcount increased by 18 consultants or an increase of approximately 3%.

Below is a tabular presentation of revenues by sales channel for the three months ended September 30, 2013 and 2012:

Revenues (Amounts in millions)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Wholesale IT Channel	$22.2	$16.2
Retail IT Channel	6.0	6.5

Permanent Placements / Fees	0.1	0.1

Total revenues	$28.3	$22.8

Revenues from our wholesale IT channel increased approximately 37% during the three month period ended September 30, 2013 compared to the corresponding 2012 period. Higher revenue levels from both staffing clients (up 26%) and integrator clients (up 48%) were driven by stronger demand for IT services. Retail IT channel revenues were down approximately 8% during the three months ended September 30, 2013 compared to the period one-year earlier. This channel’s decline largely reflected lower revenues from our end-user clients. Permanent placement / fee revenues were approximately $0.1 million, which was in-line with fee revenues generated a year earlier.

During the three months ended September 30, 2013, we had one client that represented more than 10% of total revenues (Accenture = 12.6%). During the three months ended September 30, 2012, we had three clients that represented more than 10% of total revenue (TEK Systems = 12.3%; Kaiser Permanente = 11.6%; and IBM = 11.5%). During the 2013 period, our top ten clients represented approximately 56% of total revenues compared to 60% of total revenues in the corresponding 2012 period.

Gross Margin:

Gross profits in the third quarter of 2013 totaled $5.3 million, or approximately $1.0 million higher than the third quarter of 2012. Gross profit as a percentage of revenue was 18.9% in the three-month period ending September 30, 2013, which was slightly lower than the 19.2% achieved during the three month period ending September 30, 2012. The gross margin decline from a year earlier largely reflected a higher percentage of revenues from our lower margin IT wholesale channel.

Below is a tabular presentation of gross margin by sales channel for the three months ended September 30, 2013 and 2012:

Gross Margin	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Wholesale IT Channel	18.1%	18.7%
Retail IT Channel	20.8	19.4

Permanent Placements / Fees	100.0	100.0

Total gross margin	18.9%	19.2%

Wholesale IT channel gross margins declined by 60 basis points for the three months ended September 30, 2013 compared to the corresponding 2012 period. This decline largely reflected higher bench costs and lower margins at our integrator clients as consultant compensation increases on existing assignments out-paced bill rate increases during the quarter. Retail IT gross margins were up 140 basis points during the three months ended September 30, 2013 compared to 2012, as margins on new MSP assignments strengthened during the first nine months of 2013.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the three months ended September 30, 2013 totaled $3.7 million or 12.9% of revenues, compared to $3.5 million or 15.4% of revenues for the three months ended September 30, 2012. Fluctuations within SG&A expense components during the 2013 period compared to a year earlier included the following:

•	Sales expense was up by $0.1 million in the 2013 period compared to 2012 due to an increase in sales staff.

•	Recruiting expense was up in the 2013 period by $0.1 million due to an increase in recruiting staff and slightly higher facility costs.

•	General and administrative expense in 2013 was in-line with expenses a year earlier.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended September 30, 2013 consisted of interest expense of $23,000 and foreign exchange losses of $42,000. For the three months ended September 30, 2012, Other Income / (Expense) consisted of interest expense of $17,000, foreign exchange gains of $52,000. The higher interest expense in the 2013 period largely reflects higher outstanding borrowings in the 2013 compared to no borrowings in the 2012 period. The foreign exchange gains and losses were due to fluctuations in the Indian Rupee against the U.S. Dollar. The foreign exchange losses in the 2013 period reflected a very volatile Indian rupee, which weakened significantly against the U.S. Dollar during the three-months ended September 30, 2013.

Income Tax Expense:

Income tax expense for the three months ended September 30, 2013 totaled $612,000 representing an effective tax rate on pre-tax income of 38.0%, compared to $335,000 for the three months ended September 30, 2012, which represented a 37.4%, effective tax rate on pre-tax income. The slight increase in our effective tax rate was largely due to a higher aggregate state income tax rate.

Results of Discontinued Operations for the Three Months Ended September 30, 2013 as Compared to the Three Months Ended September 30, 2012:

Net income from discontinued operations for the three months ended September 30, 2013 totaled $481,000, compared to $40,000 for the corresponding three month period in 2012. The 2013 period included a net gain of $442,000 related to the sale of the healthcare staffing business.

Results of Continuing Operations for the Nine Months Ended September 30, 2013 as Compared to the Nine Months Ended September 30, 2012:

Revenues:

Revenues for the nine months ended September 30, 2013 totaled $78.4 million, compared to $67.3 million for the corresponding nine month period in 2012. This 17% year-over-year revenue increase largely reflects a higher demand for our services and the corresponding increase in billable consultants during the 2013 period.

Below is a tabular presentation of revenues by sales channel for the nine months ended September 30, 2013 and 2012:

Revenues (Amounts in millions)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Wholesale IT Channel	$60.0	$47.1
Retail IT Channel	18.3	20.0

Permanent Placements / Fees	0.1	0.2

Total revenues	$78.4	$67.3

Revenues from our wholesale IT channel increased approximately 27% during the nine month period ended September 30, 2013 compared to the corresponding 2012 period. Higher revenue levels from both staffing clients (up 22%) and integrator clients (up 32%) were driven by stronger demand for IT services. Retail IT channel revenues were down approximately 8% during the nine months ended September 30, 2013 compared to the period a year earlier. The decline reflected lower revenues from end user clients, partially offset by a modest revenue increase from our MSP clients. Permanent placement / fee revenues were approximately $0.1 million below those revenues generated a year earlier.

During the nine months ended September 30, 2013, we had one client that represented more than 10% of total revenues (Accenture = 11.1%). During the nine months ended September 30, 2012, we had four clients that represented more than 10% of total revenue (IBM = 13.4%; TEK Systems = 12.2%; Kaiser Permanente = 12.0%; and Accenture = 10.1%). During the 2013 period, our top ten clients represented approximately 57% of total revenues compared to 61% of total revenues in the corresponding 2012 period.

Gross Margin:

Gross profits in the first nine months of 2013 totaled $14.7 million, or approximately $2.0 million higher than during the first nine months of 2012. Gross profit as a percentage of revenue declined slightly to 18.7% in the nine month period ending September 30, 2013 from the 18.8% reported in the corresponding 2012 period. This gross margin decline from a year earlier was largely due to lower permanent placements revenues in the 2013 period.

Below is a tabular presentation of gross margin by sales channel for the nine months ended September 30, 2013 and 2012:

Gross Margin	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Wholesale IT Channel	18.0%	18.2%
Retail IT Channel	20.4	19.4

Permanent Placements / Fees	100.0	100.0

Total gross margin	18.7%	18.8%

Wholesale IT channel gross margins declined by 20 basis points for the nine months ended September 30, 2013 compared to the corresponding 2012 period. This decline was largely due to lower margins at our integrator clients as consultant compensation increases on existing assignments out-paced bill rate increases during the third quarter of 2013. Retail IT gross margins were up 100 basis points during the nine months ended September 30, 2013 compared to 2012, as margins on new MSP assignments strengthened during the first nine months of 2013.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the nine months ended September 30, 2013 totaled $10.9 million or 13.9% of revenues, compared to $10.5 million or 15.7% of revenues for the nine months ended September 30, 2012. Fluctuations within SG&A expense components during the 2013 period compared to a year earlier included the following:

•	Sales expense was up $0.1 million in the 2013 period compared to 2012, due to sales staff increases, partially offset by lower sales leadership expenses.

•	Recruiting expense was up in the 2013 period by $0.3 million due to an increase in offshore recruiting staff, higher visa processing fees and higher facility costs.

•	General and administrative expense in 2013 was in-line with expenses incurred a year earlier as higher stock-based compensation expense was essentially offset by lower severance expenses in the 2013 period.

Other Income / (Expense) Components:

Other Income / (Expense) for the nine months ended September 30, 2013 consisted of interest expense of $ 77,000; and foreign exchange gains of $4,000. For the nine months ended September 30, 2012, Other Income / (Expense) consisted of interest expense of $50,000 and foreign exchange gains of $29,000. The higher interest expense in the 2013 period reflects higher outstanding borrowings in the 2013 period. The foreign exchange gains were due to fluctuations in the Indian Rupee against the U.S. Dollar.

Income Tax Expense:

Income tax expense for the nine months ended September 30, 2013 totaled $1.4 million, representing an effective tax rate on pre-tax income of 37.7%, compared to $793,000 for the nine months ended September 30, 2012, which represented a 37.6% effective tax rate on pre-tax income.

Results of Discontinued Operations for the Nine Months Ended September 30, 2013 as Compared to the Nine Months Ended September 30, 2012:

Net income from discontinued operations for the nine months ended September 30, 2013 totaled $536,000, compared to $97,000 for the corresponding nine month period of 2012. The 2013 period included a net gain of $442,000 related to the sale of the healthcare staffing business.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

At September 30, 2013, we had $1.6 million of cash and equivalents on hand, no outstanding debt and over $15 million of borrowing capacity under our existing credit facility.

Historically, we have funded our business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At September 30, 2013, our accounts receivable “days sales outstanding” (“DSO’s”) measurement improved to 50-days compared to 52-days a quarter ago. At September 30, 2012, DSO’s were 51-days. We expect cash provided by operating activities, cash balances on hand and access to capital under our existing credit facility to be adequate to fund our business needs over the next 12-months.

Cash flows provided by operating activities:

Cash provided by operating activities from continuing operations for the nine months ended September 30, 2013 totaled $1.6 million compared to $0.1 million of cash provided during the corresponding period last year. Elements of cash flows during the 2013 period were net income of $2.3 million, non-cash charges of $0.4 million and an offsetting increase in operating working capital levels of $1.1 million. During the nine months ended September 30, 2012, elements of cash flows from continuing operations included net income of $1.3 million, non-cash charges of $0.3 million and an offsetting increase in operating working capital levels of $1.5 million. The increases in operating working capital in both periods reflected higher accounts receivable balances in support of our revenue growth.

Cash provided by operating activities from discontinued operations for the nine months ended September 30, 2013 totaled $1.0 million compared to $0.1 million of cash used in operating activities from discontinued operations for the corresponding period in 2012. The increase in the 2013 period reflects the wind down of operating working capital related to the sale of our healthcare staffing business.

Cash flows provided by (used in) investing activities:

Cash provided by investing activities from discontinued operations for the nine months ended September 30, 2013 totaled $1.0 million and related to proceeds received from the sale of our healthcare staffing business.

Cash used in investing activities from continuing operations for both the nine month periods ended September 30, 2013 and 2012 totaled approximately $0.1 million and related largely to capital expenditures.

Cash flows used in financing activities:

Cash used in financing activities for the nine months ended September 30, 2013 totaled $2.6 million and largely related to the repayment of short-term borrowings. Cash used in financing activities for the corresponding 2012 period totaled $2.4 million and largely related to common share repurchases under the Company’s modified “Dutch Auction” Tender Offer.

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

Recently Issued Accounting Pronouncements:

In July 2013, the FASB issued ASU No. 2013-11 – “Income Taxes – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists”. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted and retrospective application is permitted. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value.

Our cash flows and earnings are subject to fluctuations due to exchange rate variations. Foreign currency risk exists by the nature of our Indian-based recruitment centers. We attempt to limit our exposure to currency exchange fluctuations in the Indian Rupee (“Rupee”) via the purchase of forward currency exchange contracts. These forward contracts have been designated as cash flow hedging instruments and are used to mitigate overall risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency forward contracts held by the Company as of September 30, 2013:

Currency (in thousands)	Amount (in Rupees)		Amount (in USD)

Currency Forward Contracts	INR	150,000	$2,320

Effect of Hypothetical Currency Rate Fluctuations

As of September 30, 2013, the potential gain or loss in the fair value of the Company’s outstanding foreign currency forward contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be as follows (amounts in thousands):

	Valuation given X% decrease in Rupee/USD Rate				Fair Value as of September 30, 2013	Valuation given X% increase in Rupee/USD Rate
	10%	5%	2%	1%		1%	2%	5%	10%

Rupee to USD Rate	59.65	62.97	64.95	65.62	66.28	66.94	67.61	69.59	72.91
Fair value of derivative instruments	$195	$62	$(11)	$(34)	$(56)	$(79)	$(101)	$(165)	$(263)

ITEM 4:	CONTROLS AND PROCEDURES

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our common stock repurchased during the third quarter of 2013 is set forth in the following table:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs
July 1, 2013 – July 31, 2013	—	$—	—	413,633
August 1, 2013 – August 31, 2013	—	—	—	413,633
September 1, 2013 – September 30, 2013	—	—	—	413,633

Total	—	$—	—

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of November, 2013.

MASTECH HOLDINGS, INC.

November 8, 2013	/s/ D. KEVIN HORNER
D. Kevin Horner
Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.