Form 10-K
period 2013-12-31
Mastech Holdings, Inc.
filed 2014-03-21
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2013 (based on the closing price on such stock as reported by NYSE MKT on such date) was $9,788,000.

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of February 28, 2014 was 4,297,950 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for May 14, 2014 to be filed with the Commission, are incorporated by reference into Part III of this report.

MASTECH HOLDINGS, INC.

2013 FORM 10-K

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

Overview

Mastech Holdings, Inc. (referred to in this report as “Mastech”, the “Company”, “us”, “our” or “we”) is a provider of Information Technology (“IT”) staffing services. Headquartered in Pittsburgh, Pennsylvania, we have approximately 750 consultants that provide services across a broad spectrum of industry verticals. From July 1986 through September 2008, we conducted our business as subsidiaries of iGATE Corporation (“iGATE”). We do not sell, lease or otherwise market computer software or hardware, and 100% of our revenue is derived from the sale of staffing services.

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

Sales and marketing of our IT staffing business are conducted through account executives within two sales channels (wholesale and retail). Much of these efforts employ a cost-effective telesales model, supplemented with selective travel and client visits. The wholesale channel consists of system integrators and other IT staffing firm clients, with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. The retail channel focuses on clients that are end-users of staffing services. This channel consists primarily of end-users who have retained a third party to provide vendor management services (a “managed service provider” or “MSP”) and to centralize the consultant hiring process. The channel also includes our limited branch services operations, which focus on clients that are end-users of staffing services in select geographies within the U.S. The branch services model employs local sales and recruitment resources, aimed at establishing strong relationships with both clients and candidates.

We recruit through Global Recruiting Centers located in the U.S. and India that deliver a full range of recruiting and sourcing services. Our centers employ over 100 recruiters and sourcers that focus on recruiting U.S. based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests due to our offshore recruiting capabilities, with investment in sourcing and recruiting processes, expanded search coverage, round-the-clock sourcing, and frequent candidate contact, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

History and Developments

Historically, we operated as the former Professional Services segment of iGATE Corporation (“iGATE”). Mastech Holdings, Inc. was incorporated in Pennsylvania as a wholly-owned subsidiary of iGATE on June 6, 2008 in anticipation of our spin-off from iGATE. On September 30, 2008, we spun-off from iGATE and began operating as an independent public company. Our operating subsidiaries have 27 years of history as reliable providers of IT staffing services.

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

In August 2013, the Company sold its healthcare staffing operations to focus entirely on its IT staffing business.

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

Our marketing is conducted through account executives within two sales channels (wholesale IT and retail IT). Our IT consultants and their skill sets can be marketed within both IT sales channels. There are numerous occasions where a consultant will end a project within one channel and immediately start a new project within the other channel. When a consultant is on “paid bench” (between projects) account executives from both IT sales channels have the ability to market the consultant within their respective client base.

The wholesale IT channel consists of system integrators and other IT staffing firm customers with a need to supplement their ability to attract highly-qualified temporary technical computer personnel. Over the last several years, more of our IT revenues have come from the wholesale channel as a percentage of total revenues. Revenues from this channel represented 78% of our total revenues in 2013. Most of our strategic relationships in this channel are established at the vice president / sales director level. Account executives generally are responsible for expanding existing client relationships. We supplement these marketing activities through our sales organization in India, whose account executives target smaller IT staffing clients within the wholesale channel. Generally, these account executives call (telesales) on potential new customers within an assigned U.S. territory.

Our retail IT channel focuses on customers that are end-users of IT staffing services. Revenues from this channel represented 22% of our total revenues in 2013. Account executives at our limited branch operations call on, and meet with, potential new customers and are also responsible for maintaining existing client relationships within their geographic territory. Account executives are paired with recruiters and both receive incentive compensation based on revenue generation activities using a localized sales and recruitment model. Within the retail channel, many end-users of IT staffing services have retained a third party to provide vendor management services to centralize the consultant hiring process and reduce costs. Under this arrangement, the third-party managed service provider (“MSP”) retains control of the vendor selection and vendor evaluation process, which weakens the relationship built with the client. Our lower-cost centralized telesales model and highly efficient offshore recruiting model have better positioned us to respond to the growing use of MSPs.

Permanent placement activity can be generated from both of our sales channels. However, such opportunities are largely by-products of conducting our core contract staffing business. During 2013, permanent placement fees continued to represent less than 1% of total revenues.

Recruiting

We operate four small recruiting centers located in the U.S. and two larger facilities in India that deliver a full range of recruiting and sourcing services. Our centers employ over 100 recruiters and sourcers that focus on recruiting U.S. based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests faster than the competition is critical for success in our industry as most staffing firms access the same candidate pool via job boards and websites. Our offshore recruiting capabilities, with investment in sourcing and recruiting processes, expanded search coverage, around-the-clock sourcing, and frequent candidate contact, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

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

Our Enterprise Solutions practice help clients design and implement Enterprise Resource Planning and Customer Relationship Management software. We have expertise in assisting clients at all stages of an enterprise solutions life cycle, resulting in long lasting relationships.

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

Geographic Presence & Industry Verticals

All of our revenues are generated from services provided in the U.S. We market our services on a national basis and have the ability to provide services in all 50 states. Our geographical concentration tends to track major client locations, such as California, Texas, Pennsylvania, and in large metropolitan areas such as New York City and Washington, D.C.

We provide our IT services across a broad spectrum of industry verticals including: Automotive, Consumer Products, Education, Financial Services, Government, Healthcare, Manufacturing, Retail, Technology, Telecommunications, Transportation and Utilities. Below is a breakdown of our IT billable consultant base by industry as of December 31, 2013:

Financial Services	25%	Telecom	13%
Technology	25%	Government	8%
Healthcare	15%	Other	14%

Our client-base consists of large, medium-sized and small companies that span across multiple industry verticals. Accenture is our largest client, representing 11.4% of total 2013 revenues. Our services to Accenture generally supplement their needs for IT professionals to staff end-client projects. Approximately 57% of our total revenues was generated from our top ten clients during 2013.

Employees

At December 31, 2013, we had approximately 700 U.S. employees and 150 employees offshore. None of our employees are subject to collective bargaining agreements governing their employment with our Company. We employ our consultants on both an hourly and salary basis. Most of our salaried employees are H1-B visa holders. We enjoy a good reputation within the H1-B visa community, which allows us to tap a very broad candidate pool. Most of our hourly employees are U.S. citizens. On average, we maintain a balanced composition of salaried and hourly employees. We believe that our employee relations are good.

Intellectual Property Rights

Our intellectual property largely consist of proprietary processes; client, employee and candidate information; as well as proprietary rights of third parties from whom we license intellectual property. We rely upon a combination of nondisclosure and other arrangements to protect our intellectual properties

Seasonality

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

Attractive financial profile

We have historically enjoyed higher operating margin potential than our industry peers due to our low cost telesales and offshore recruiting models. These business models allow us to quickly adjust our cost structure to changes in our business environment. Our blue-chip client base has ensured high quality accounts receivable and a strong and predicable cash flow conversion metric.

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

We recruit IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the U.S. As of December 31, 2013, approximately 45% of our U.S. IT workforce was working under Mastech sponsored H1-B temporary work permits. Statutory law limits the number of new H1-B petitions that may be approved in a fiscal year, and if we are unable to obtain H1-B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. Additionally, legislation could be enacted limiting H1-B visa holders’ employment with staffing companies, which could result in reduced revenues and / or a higher cost of recruiting.

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

All of our revenues are generated from clients located in the U.S. Our business depends on the overall demand for information technology professionals and on the economic health of our clients. Weak economic conditions may force companies to reduce their staffing budgets and adversely affect demand for our services, thus reducing our revenues.

We may have difficulty maintaining client relationships if the trend towards utilizing Managed Service Providers continues.

Within our retail IT sales channel, many large users of staffing services are employing Managed Service Providers (“MSP”) to manage their contractor expenses in an effort to drive down overall costs. The impact of this shift towards the MSP model has been to lower our gross margins. Should this trend towards utilizing the MSP model continue, it is likely that our gross margins will be pressured in the future. In addition, if large users of staffing services continue to employ more MSPs, the relationship between us and those large users may be primarily conducted through MSPs, in which case we may have difficulty maintaining those client relationships because the MSP model uses the MSP as an intermediary between the staffing service provider and the user, and reduces our direct contact with the end-user.

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

Our revenues are highly dependent on clients located in the U.S., as well as clients concentrated in certain industries. Economic slowdowns, changes in U.S. law and other restrictions or factors that affect the economic health of these industries may affect our business. For the year ended December 31, 2013, approximately 57% of our revenues were derived from our top ten clients. Consequently, if our clients reduce or postpone their spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the rate of economic growth in the U.S. may reduce the demand for our services and negatively affect our revenues and profitability.

We have in the past, and may in the future, derive a significant portion of our revenues from a relatively limited number of clients. Our largest client, Accenture, accounted for approximately 11.4% of our 2013 revenues. These contracts are terminable without penalty, as are most of our contracts. The loss of any significant client or major project, or an unanticipated termination of a major project, could result in the loss of substantial anticipated revenues.

We must keep pace with the rapid technological changes that characterize the IT industry and our failure could result in lower demand for services.

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

Sunil Wadhwani and Ashok Trivedi, co-founders of iGATE, own approximately 60% of Mastech’s outstanding common stock. Accordingly, Messrs. Wadhwani and Trivedi together have sufficient voting power to elect all the members of the Board of Directors and to effect transactions without the approval of our other shareholders, except for those limited transactions that require a supermajority vote under our bylaws or articles of incorporation. The interests of Messrs. Wadhwani and Trivedi may from time to time diverge from our interests. Mastech’s Audit Committee consists of independent directors and addresses certain potential conflicts of interest and related party transactions that may arise between us and our directors, officers or our other affiliates. However, there can be no assurance that any conflicts of interest will be resolved in our favor.

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

In the past few years, more companies started to use low-cost offshore outsourcing centers to perform technology-related work. Should this shift towards moving technology-related work to offshore outsourcing centers continue, our business, operating results and financial condition could be adversely effected.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Information regarding the principal properties leased by us and our subsidiaries as of December 31, 2013 is set forth below:

Location	Principal Use	Approximate Square Footage
Pittsburgh, Pennsylvania	Corporate headquarters, executive, human resources, sales, recruiting, marketing and finance	11,200
Dallas, Texas	Sales and recruiting office	2,600
Fremont, California	Sales and recruiting office	2,600
Chicago, Illinois	Sales and recruiting office	1,000
New Delhi, India	Sales and recruiting office	13,700
Bangalore, India	Recruiting office	8,800

ITEM 3.	LEGAL PROCEEDINGS

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

The following table sets forth, for the periods indicated, the range of high and low closing sale prices of the common stock of Mastech during the calendar quarters indicated. All share prices listed below have been adjusted to reflect the impact of our five-for-four stock split effective November 29, 2013.

Common Stock Market Price	High	Low
2013:
Fourth Quarter	$18.99	$9.08
Third Quarter	9.27	6.08
Second Quarter	7.03	5.46
First Quarter	7.20	4.08

2012:
Fourth Quarter	$6.59	$3.80
Third Quarter	4.64	3.79
Second Quarter	4.77	4.28
First Quarter	5.00	3.15

On February 28, 2014, we had 99 registered holders of record of our Common Stock. This figure excludes an estimate of the indeterminate number of beneficial holders whose shares may be held by brokerage firms and clearing agencies. We currently do not pay recurring dividends on our common stock. However, on October 29, 2013 the Company declared a cash dividend of $0.50 per share on common stock, payable on December 20, 2013 to shareholders of record on December 9, 2013. Additionally, on November 29, 2012, the Company declared a special one-time dividend of $1.60 per share on common stock, payable on December 21, 2012. These dividends should be viewed as non-recurring.

On December 23, 2010, the Company announced a share repurchase program of up to 937,500 shares (750,000 pre-split shares) of the Company’s common stock over a two year period. On October 23, 2012, the program was extended through December 22, 2014 and the number of shares subject to the program was increased by 312,500 shares (250,000 pre-split shares). Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws. During 2013, we purchased 2,744 shares (2,195 pre-split shares) under this program at an average post-split price of $5.59 per share.

Period	Total Number of Shares Purchased*	Average Price*	Maximum Number of Shares that may be Purchased under this Program*
January 1, 2013 – January 31, 2013	—	—	519,785
February 1, 2013 – February 28, 2013	—	—	519,785
March 1, 2013 – March 31, 2013	—	—	519,785
April 1, 2013 – April 30, 2013	—	—	519,785
May 1, 2013 – May 31, 2013	—	—	519,785
June 1, 2013 – June 30, 2013	2,744	$5.59	517,041
July 1, 2013 – July 31, 2013	—	—	517,041
August 1, 2013 – August 31, 2013	—	—	517,041
September 1, 2013 – September 30, 2013	—	—	517,041
October 1, 2013 – October 31, 2013	—	—	517,041
November 1, 2013 – November 30, 2013	—	—	517,041
December 1, 2013 – December 31, 2013	—	—	517,041

Total	2,744	$5.59

* Adjusted for our five-for-four stock split.

Additionally, the Company adopted a Stock Incentive Plan in 2008 which provides that up to 1,000,000 shares (800,000 pre-split shares) of the Company’s common stock shall be allocated for issuance to directors, executive management, and key personnel. Details of shares issued and outstanding under this plan are disclosed in Note 8 “Stock-Based Compensation”, to the Consolidated Financial Statements included in Item 8 herein.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the information set forth below in conjunction with our Consolidated Financial Statements and accompanying Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Amounts in thousands, except per share data)
Income Statement Data from Continuing Operations (a):
Revenues	$106,901	$90,770	$80,476	$66,059	$71,062
Gross profit	20,117	17,165	15,875	13,136	13,427
Operating expense	14,815	13,794	13,656	11,313	11,106
Other income / (expense), net	(77)	(32)	(69)	(26)	(49)
Income before income taxes	5,225	3,339	2,150	1,797	2,272
Income tax expense	1,956	1,281	795	632	875

Net income – continuing operations	$3,269	$2,058	$1,355	$1,165	$1,397

Earnings per share – continuing operations:
Basic (b)	$.78	$.51	$.30	$.25	$.31

Diluted (b)	$.75	$.49	$.29	$.25	$.30

Income Statement Data from Discontinued Operations (a):
Income (loss) before income taxes	$162	$145	$(358)	$(759)	$—
Pre-tax gain on sale of discontinued operations	485	—	—	—	—
Income tax expense	111	64	(116)	(257)	—

Net income – discontinued operations	$536	$81	$(242)	$(502)	$—

Earnings per share – discontinued operations:
Basic (b)	$.13	$.02	$(.05)	$(.11)	$—

Diluted (b)	$.12	$.02	$(.05)	$(.11)	$—

Weighted average common shares outstanding:
Basic (b)	4,193	4,075	4,566	4,591	4,510

Diluted (b)	4,342	4,201	4,695	4,683	4,633

Balance Sheet Data:
Cash and cash equivalents	$424	$659	$5,755	$6,334	$7,113
Operating working capital (c)	8,397	7,809	6,108	5,060	3,806
Short-term borrowings	12	2,610	—	—	—
Total liabilities	7,591	9,533	6,741	6,049	4,058
Total assets	17,051	16,420	19,788	18,397	15,310
Shareholders’ equity (d)	9,460	6,887	13,047	12,348	11,252

(a)	Continuing operations excludes the results of the Company’s healthcare staffing segment which was sold in August 2013. All periods presented have been recast to reflect the presentation of discontinued operations.

(b)	Weighted average common shares outstanding have been adjusted for all periods presented for the Company’s November 2013 five-for-four stock split.

(c)	Operating working capital represents current assets, excluding cash and cash equivalents, minus current liabilities, excluding short-term borrowings.

(d)	The 2012 reduction in shareholders’ equity reflects the Company’s special one-time cash dividend payable to shareholders on December 21, 2012 ($6.7 million) and purchases made under its share repurchase program during the year ($2.5 million).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a domestic provider of IT staffing services to mostly large and medium-sized organizations. From July 1986 until our September 30, 2008 spin-off, we conducted our business as subsidiaries of iGATE. We do not sell, lease or otherwise market any computer software or hardware, and 100% of our revenues are derived from the sale of information technology staffing services.

Our IT staffing business combines technical expertise with business process experience to deliver a broad range of services within business intelligence / data warehousing; web services; enterprise resource planning & customer resource management; and e-Business solutions. We provide our services across various industry verticals including: automotive; consumer products; education; financial services; government; healthcare; manufacturing; retail; telecommunications; transportation and utilities.

We have one operating segment. We do, however, track and evaluate our revenues and gross profits by three distinct sales channels: wholesale IT; retail IT; and permanent placements / fees. Our wholesale IT channel consist of system integrators and other IT staffing firms with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. Our retail IT channel focuses on clients that are end-users of IT staffing services. Within the retail channel are end-user clients that have retained a third party to provide vendor management services, commonly known in the industry as Managed Service Providers (“MSP”). Permanent placement / fee revenues are incidental revenues derived as by-product opportunities of conducting our core contract staffing business.

Economic Trends and Outlook

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the last half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. During 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. In 2011 and 2012, activity levels continued to trend up in most technologies and sales channels. During 2013, we continued to see a steady flow of solid activity in our contract staffing business. Permanent placement activity levels trended down in 2013 compared to 2012 and 2011. As we enter 2014, we see the strengthening of the domestic job market as a positive for us and our industry.

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

In recent years, a larger portion of our revenues has come from our wholesale IT sales channel, which consists largely of strategic relationships with systems integrators and other staffing organizations. This channel tends to carry lower gross margins, but provides higher volume opportunities. This trend in our business mix has impacted overall gross margins during the past several years and, if this trend continues, will likely impact future gross margins as well. Within our retail IT sales channel, many large users of IT staffing services are employing Managed Service Providers (“MSP”) to manage their contractor spending in an effort to drive down overall costs. This trend towards utilizing the MSP model has resulted in lower gross margins in the retail IT channel over the past several years and it is likely that our gross margins will be pressured in future periods should this trend continue.

Recent Developments

In August 2013, the Company sold its healthcare staffing business to Accountable Healthcare Staffing, Inc., as more fully described in Note 2 “Discontinued Operations” to the Consolidated Financial Statements, included herein. This action reflects the Company’s desire to focus exclusively on its IT staffing business. The Consolidated Statements of Operations and Cash Flows for all periods presented have been recast to reflect the healthcare staffing business as discontinued operations.

On October 30, 2013, the Company announced that its Board of Directors approved a five-for-four (25-percent) stock split and declared a special cash dividend of $0.50 per post-split share of common stock. Shareholders of record received one new share of common stock for every four shares that they owned. The distribution of the new shares was made on November 29, 2013. The cash dividend was paid on December 20, 2013 to shareholders of record at the close of December 9, 2013. The earnings per share calculations for all periods presented have been recast to reflect the impact of the stock split on outstanding shares.

Results of Continuing Operations

Below is a tabular presentation of revenues and gross profit margins by sales channel for the periods discussed:

Revenues & Gross Margin by Sales Channel

(Amounts in millions)

	Years Ended December 31,
Revenues	2013	2012	2011
Wholesale IT Channel	$82.8	$64.0	$57.7
Retail IT Channel	23.9	26.5	22.3
Permanent Placements / Fees*	0.2	0.3	0.5

Total Revenues	$106.9	$90.8	$80.5

Gross Margin
Wholesale IT Channel	18.1%	18.3%	18.8%
Retail IT Channel	20.7%	19.5%	20.4%
Permanent Placements / Fees*	100.0%	100.0%	100.0%

Total Gross Margin %	18.8%	18.9%	19.7%

*	Permanent Placement / Fees are generated from clients within both of our existing sales channels.

In order to minimize the impact of the industry trends mentioned above on our operating margins, the Company will need to continue to lower its operating cost structure as a percentage of revenues through innovation and greater efficiencies. Investments in our global recruitment centers, aimed at improving operational effectiveness, and costs rationalization efforts throughout our entire organization, are examples of past actions that have resulted in lower operating costs as a percentage to total revenues.

Below is a tabular presentation of operating expenses by sales, operations and general and administrative categories for the periods discussed:

Selling, General & Administrative (“S,G&A”) Expense Details

(Amounts in millions)

	Years Ended December 31,
	2013	2012	2011
Sales and Marketing	$4.4	$4.0	$4.8
Operations (HR & Recruiting)	5.3	5.0	4.3
General & Administrative	5.1	4.8	4.6

Total S,G&A Expenses	$14.8	$13.8	$13.7

2013 Compared to 2012

Revenues

Revenues for the year ended December 31, 2013 totaled $106.9 million, compared to $90.8 million for the year ended December 31, 2012. This 18% increase was due to higher demand for the Company’s staffing services during 2013. Billable IT consultant headcount at December 31, 2013 totaled 742-consultants compared to 632-consultants one-year earlier. Additionally, our average bill rate in 2013 increased to $74.25 from $73.58 in 2012.

Revenues from our wholesale IT channel increased 29% in 2013 compared to 2012. Higher revenue levels from staffing clients (up 23%) were driven by strong demand for our IT staffing services. Revenue from our integrator clients were up 35% over 2012 levels, as we participated in more larger-scale project assignments with several of our strategic partners. Retail IT channel revenues declined by 10% in 2013 compared to a year earlier. This decline reflected lower revenues from direct end-user clients. Revenues from MSP clients were largely flat in 2013, after a significant run-up in revenues during 2012. The 2013 decision to wind down business activities with a low-margin MSP client impacted revenues in this channel during the year. Permanent placement / fee revenues declined in 2013 by approximately $0.1 million from 2012. With the closure of several branch offices in late 2011, permanent placement opportunities have been less prevalent over the last two years.

In 2013, we had one client that represented more than 10% of total revenues (Accenture = 11.4%). In 2012, we had three clients that represented more than 10% of revenues (IBM = 13.3%, TEK Systems = $12.0%; and Kaiser Permanente = 11.8%). Our top ten clients represented 57% of total revenues in 2013 compared to 60% of total revenues in 2012.

Gross Margin

Gross profit increased to $20.1 million in 2013 compared to $17.2 million in 2012. This improvement in gross profit was due to strong revenue growth during the 2013 period. Gross profit as a percentage of revenue was 18.8% in 2013 compared to 18.9% in 2012. The 10 basis point decline in gross margin reflected lower levels of permanent placement / fee revenues, as higher margins in our retail channel essentially offset slightly lower gross margins from our wholesale channel.

Wholesale IT channel gross margins decreased by 20 basis points in 2013 compared to 2012. This slight decline was largely due to consultant compensation increases on existing assignments that out-paced bill rate increases during 2013. With assignment durations increasing over the last several years, this issue continues to have a greater impact on our overall gross margin performance. In our retail IT channel, gross margins increased by 120 basis points from 2012 levels. This increase reflected higher margins on new assignments and the wind-down of business with a low-margin MSP client.

Selling, General and Administrative (“S,G&A”) Expenses

S,G&A expenses in 2013 totaled $14.8 million and represented 13.9% of revenues, compared to $13.8 million or 15.2% of revenues in 2012.

Below is a variance analysis by expense category related to S,G&A expense in 2013 compared to 2012:

•	Sales expense increased by $0.4 million and reflected staff increases of $0.2 million and higher travel and variable compensation expenses of $0.2 million.

•	Recruiting expenses increased by $0.3 million due to increases in our recruiting staff of $0.1 million; higher activity-base expenses of $0.1 million (H1-B processing fees, job board access fees and background check expenses); and higher variable compensation expenses of $0.1 million.

•	General and administrative expenses increased by $0.3 million. Higher equity-based compensation expense of $0.3 million and higher bonus expense of $0.1 million in 2013 were partially offset by lower severance expense of $0.1 million.

Other Income / (Expense) Components

In 2013, other income / (expense) consisted of net interest expense of $93,000 and foreign exchange gains of $16,000. In 2012, other income / (expense) consisted of $68,000 of net interest expense and foreign exchange gains of $36,000. Higher net interest expense in 2013 was due to higher average borrowings during 2013 compared to 2012. Net foreign exchange gains in 2013 and 2012 reflected exchange rate variations between the Indian rupee and the U.S. dollar.

Income Tax Expense

Income tax expense for 2013 was $2.0 million and represented an effective tax rate on pre-tax income of 37.4% compared to $1.3 million for 2012, which represented an effective tax rate on pre-tax income of 38.4%. The lower effective tax rate in 2013 was largely due to a higher aggregate state income tax rate in 2012.

2012 Compared to 2011

Revenues

Revenues for the year ended December 31, 2012 totaled $90.8 million, compared to $80.5 million for the year ended December 31, 2011. This 13% increase was due to higher demand for the Company’s IT staffing services during 2012. Billable IT consultant headcount at December 31, 2012 totaled 632-consultants compared to 555-consultants one-year earlier. The impact of a higher level of billable consultants in 2012 was partially offset by a lower average bill rate ($73.58 in 2012 versus $74.02 in 2011).

Revenues from our wholesale IT channel increased 11% in 2012 compared to 2011. Higher revenue levels from staffing clients (up 28%) were driven by strong demand for our IT services. Revenue from our integrator clients were largely flat in 2012, compared to 2011, as lower levels of ERP assignments in 2012 impacted our overall growth rate with these clients. Retail IT channel revenues increased by 19% in 2012 compared to a year earlier. Essentially all of this growth came from higher demand at many of our MSP clients. Revenues from direct end-user clients were impacted by the late 2011 closure of several under-performing branch operations. Permanent placement / fee revenues declined in 2012 by approximately $0.2 million from 2011. This decline was largely due to several branch closures in late 2011, which were areas of high permanent placement opportunities.

In 2012, we had three clients that represented more than 10% of total revenues (IBM = 13.3%; TEK Systems = 12.0%; and Kaiser Permanente = 11.8%). In 2011, we had three clients that represented more than 10% of revenues (IBM = 16.5%; TEK Systems = 12.0%; and Kaiser Permanente = 10.7%). Our top ten clients represented 60% of total revenues in 2012 compared to 63% of total revenues in 2011.

Gross Margin

Gross profit increased to $17.2 million in 2012 compared to $15.9 million in 2011. This improvement in gross profit was due to our revenue growth in 2012. Gross profit as a percentage of revenue was 18.9% in 2012 compared to 19.7% in 2011. The 80 basis point decline in gross margin reflected lower levels of permanent placement / fee revenues and various levels of margin compression in each of our sales channels.

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

Selling, General and Administrative (“S,G&A”) Expenses

S,G&A expenses in 2012 totaled $13.8 million and represented 15.2% of revenues, compared to $13.7 million or 17.0% of revenues in 2011. Excluding severance expenses in 2012 and 2011 of $120,000 and $277,000, respectively, S,G&A expenses would have represented 15.1% of revenues in 2012 compared to 16.6% in 2011.

Below is a variance analysis by expense category related to S,G&A expense in 2012 compared to 2011:

•	Sales expense decreased by $0.8 million and reflected savings associated with the realignment of our sales leadership structure and the late 2011 closure of several branch operations.

•	Recruiting expenses increased by $0.7 million due to staff increases of $0.3 million; higher commission and bonus expense of $0.1 million; and higher activity-base expenses of $0.4 million (H1-B processing fees, job board access fees and background check expenses); partially off-set by lower facility costs of $0.1 million, which reflected our new office lease arrangement in New Delhi, India.

•	General and administrative expenses increased by $0.2 million. The increase reflected higher compensation and benefit expense of $0.2 million and higher expenditures on outside consulting services of approximately of $0.1 million. Additionally, we had lower severance expense of approximately $0.2 million and higher bad debt expense of $0.1 million in the 2012 period. It should be noted that the higher bad debt expense variance related to a $0.1 million reversal (credit) of bad debt expense in 2011.

Other Income / (Expense) Components

In 2012, other income / (expense) consisted of net interest expense of $68,000 and foreign exchange gains of $36,000. In 2011, other income / (expense) consisted of $38,000 of net interest expense, foreign exchange losses of $26,000 and a $5,000 loss related to the closure of a joint venture. Higher net interest expense in 2012 was due to higher unused credit line fees on our expanded credit facility and higher amortization of loan origination costs incurred in August 2011. Net foreign exchange gains and losses in 2012 and 2011 reflected exchange rate variations between the Indian rupee and the U.S. dollar.

Income Tax Expense

Income tax expense for 2012 was $1.3 million and represented an effective tax rate on pre-tax income of 38.4% compared to $795,000 for 2011, which represented an effective tax rate on pre-tax income of 37.0%. The higher effective tax rate in 2012 was largely due to a higher aggregate state income tax rate.

Results of Discontinued Operations

Net Income from discontinued operations in 2013 totaled $536,000 and included a net gain of $442,000 related to the sale of the healthcare staffing business. In 2012, net income from discontinued operations totaled $81,000 compared to a loss of ($242,000) in 2011.

Liquidity and Capital Resources

Financial Condition and Liquidity

At December 31, 2013, we had cash balances on hand of $412,000, net of outstanding borrowings and approximately $15.4 million of borrowing capacity under our existing credit facility. This financial position reflects returning $2.1 million of capital to our shareholders during 2013 in the form of a year-end cash dividend. The cash dividend was declared by our Board of Directors as a one-time dividend reflective of the Company’s 2013 financial results and the divestiture of our healthcare segment. At this time, we do not anticipate adopting a recurring dividend program and future dividends will be based on the Board’s assessment of a variety of factors, both internal and external to our business.

Historically, we have funded our business needs with cash generated from operating activities. In the staffing services industry, investment in operating working capital levels (defined as current assets minus cash and cash equivalents and current liabilities, excluding short-term borrowings) is a significant use of cash. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash preservation. Our accounts receivable “days sales outstanding” (“DSO’s”) measurement was 48 days at December 31, 2013 and 47 days at December 31, 2012. We believe that effectively managing our DSO’s has been an important factor in maximizing our cash flows in recent years.

Cash provided by operating activities, our cash and cash equivalents balances on hand at December 31, 2013 and current availability under our credit facility are expected to be adequate to fund our business needs over the next 12 months. Below is a tabular presentation of cash flow activities for the periods discussed:

	Years Ended December 31,
Cash Flows Activities	2013	2012	2011
	(Amounts in millions)
Operating activities – from continuing operations	$1.9	$0.9	$0.9
Investing activities – from continuing operations	(0.1)	(0.2)	(0.3)
Financing activities – from continuing operations	(4.3)	(5.9)	(0.7)
Discontinued Operations activities	2.3	0.1	(0.5)

Operating Activities

Cash provided by operating activities for the years ended December 31, 2013, 2012 and 2011 totaled $1.9 million, $0.9 million and $0.9 million, respectively. Factors contributing to cash flows during the 2013 period included net income of $3.3 million and non-cash charges of $0.6 million, offset by an increase in operating working capital of $2.0 million. In 2012, cash flows from operating activities included net income of $2.1 million and non-cash charges of $0.5 million, offset by an increase in operating working capital of $1.7 million. In 2011, cash flows from operating activities included net income of $1.4 million, non-cash charges of $0.2 million and an offsetting increase in operating working capital of $0.7 million. The increases in operating working capital during 2013, 2012 and 2011 were in support of higher activity levels and revenue expansion.

We would expect operating working capital levels to increase should revenue growth continue in 2014. Similar to previous years, such an increase would have a negative impact on cash generated from operating activities. We believe that DSO’s are likely to remain in the 48 to 52-day range during 2014.

Investing Activities

Cash used in investing activities for the years ended December 31, 2013, 2012 and 2011 totaled approximately $0.1 million, $0.2 million and $0.3 million, respectively. In 2013 and 2012 capital expenditures largely accounted for all uses of cash in investing activities. In 2011, capital expenditures and long-term facility lease deposits of $0.1 million (offshore facility leases) accounted for our uses of cash in investing activities.

We believe that investments in capital expenditures and facility lease deposits should approximate $0.3 million in 2014.

Financing Activities

In 2013, cash used in financing activities totaled $4.3 million and included $2.1 million of dividend payments and $2.6 million of debt repayments, partially offset by stock option activities. In 2012, cash used in financing activities totaled $5.9 million and included $6.7 million of dividend payments on common stock, $2.5 million of purchases under the Company’s share repurchase program, partially offset by $2.6 million of borrowings under our revolving loan facility and $0.7 million of proceeds related to stock option exercises. In 2011, cash used in financing activities totaled $0.7 million and principally related to share repurchases and deferred financing costs incurred in connection with our amended credit facility with PNC Bank.

Discontinued Operations Activities

In 2013, discontinued operations generated cash of $2.3 million related to proceeds from the sale of the business and the wind-down of retained operating working capital levels. In 2012 and 2011, discontinued operations generated cash of $0.1 million and utilized cash of $0.5 million, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

We have financial commitments related to existing operating leases, primarily for office space that we occupy, and borrowings under our existing credit facility. Our commitments are as follows:

	Payments due by period
	(Amounts in thousands)
Contractual obligations	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Operating Leases	$501	$326	$8	$—	$835
Borrowings under credit facility	$12	$—	$—	$—	$12

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

Critical Accounting Policies and Estimates

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

Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”) that provides up to 1,000,000 shares (800,000 pre-split shares) of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options are granted at an exercise price equal to the closing share price of the Company’s common stock at the grant date and generally vest over a four year period.

The Company accounts for stock-based compensation expense in accordance with ASC Topic 718 “Share-based Payments” which requires us to measure all share-based payments based on their estimated fair value and recognize compensation expense over the requisite service period. The fair value of our stock options is determined at the date of grant using the Black-Scholes option pricing model. The assumptions associated with this option pricing model and other information related to our Stock Incentive Plan are more fully described in Note 8 “Stock-Based Compensation” to the Consolidated Financial Statements, included in Item 8 herein.

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

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2013, the Company provided a liability of $111,000 for uncertain tax positions, including interest and penalties, related to various state income tax matters applicable to the periods subsequent to our spin-off from iGATE.

Derivative Instruments and Hedging Activities

The Company is exposed to foreign currency risks as a result of its Indian-based global recruitment centers. During 2012, the Company’s expenditures in Indian rupees, in support of these operations, increased significantly. Accordingly, to mitigate and manage the risk of changes in foreign currency exchange rates, the Company entered into foreign currency forward contracts in June 2012 and continued its hedging strategy into 2013 and 2014. These forward contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815 “Derivatives and Hedging”. The Company does not enter into derivative contracts for speculative purposes.

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

With respect to derivatives designed as hedges, the Company formally documents all relationships between the hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking such transactions. The Company evaluates hedge effectiveness at the time a contract is entered into and on an ongoing basis. If a contract is deemed ineffective, these change in the fair value of the derivative is recorded in the Consolidated Statement of Operations as foreign exchange gains / (loss).

Discontinued Operations

In August 2013, the Company sold its healthcare staffing business to Accountable Healthcare Staffing, Inc. The healthcare staffing segment meets the criteria for being reported as a discontinued operation. Accordingly, the Consolidated Statements of Operations and Cash Flows for all periods presented have been recast to reflect the presentation of discontinued operations. The carrying value of assets and liabilities of discontinued operations that have been retained by the Company are disclosed in Note 2 “Discontinued Operations” to the Consolidated Financial Statements, included in Item 8 herein.

Recently Issued Accounting Standards

The Company is of the opinion that any pending accounting pronouncement, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company’s financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value.

Our cash flows and earnings are subject to fluctuations due to currency exchange rate variations. Foreign currency risk exists by nature of our global recruitment centers. We attempt to limit our exposure to currency exchange fluctuations in the Indian rupee (“Rupee”) via the purchase of foreign currency forward contracts. These forward contracts have been designated as cash flow hedging instruments and are used to mitigate overall risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency forward contracts held by the Company as of December 31, 2013:

Currency (in thousands)	Amount (in Rupees)	Amount (in USD)
Currency Forward Contracts	INR 120,000	$1,801

Effect of Hypothetical Currency Rate Fluctuations

As of December 31, 2013, the potential gain or loss in the fair value of the Company’s outstanding foreign currency forward contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be as follows (amounts in thousands):

	Valuation given X% decrease in Rupee/USD Rate				Fair Value as of December 31, 2013	Valuation given X% increase in Rupee/USD Rate
	10%	5%	2%	1%		1%	2%	5%	10%
Rupee to USD Rate	57.81	61.02	62.95	63.59	64.23	64.87	65.51	67.44	70.65
Fair value of derivative instruments	$275	$166	$105	$86	$67	$49	$31	$(22)	$(102)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

The Company’s Consolidated Financial Statements for the year ended December 31, 2013 have been audited by UHY LLP, an Independent Registered Public Accounting Firm, whose report thereon appears on page 32 of this Form 10-K.

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

President and Chief Executive Officer

John J. Cronin, Jr.

Chief Financial Officer

MASTECH HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mastech Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Mastech Holdings, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. We have also audited the accompanying Schedule II, Valuation and Qualifying Accounts, for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Mastech Holdings, Inc. and Subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Farmington Hills, Michigan

March 21, 2014

MASTECH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	At December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$424	$659
Accounts receivable, net of allowance for uncollectible accounts of $358 in 2013 and $438 in 2012	10,707	10,864
Unbilled receivables	4,304	2,927
Prepaid and other current assets	822	788
Deferred income taxes	143	153

Total current assets	16,400	15,391
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,688	1,788
Enterprise software	723	720
Leasehold improvements	547	555

	2,958	3,063
Less – accumulated depreciation	(2,784)	(2,814)

Net equipment, enterprise software, and leasehold improvements	174	249
Deferred income taxes	248	91
Deferred financing costs, net	19	46
Non-current deposits	210	214
Goodwill	—	405
Intangible assets, net	—	24

Total assets	$17,051	$16,420

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$12	$2,610
Accounts payable	2,026	1,984
Accrued payroll and related costs	5,202	4,424
Other accrued liabilities	304	342
Deferred revenue	47	173

Total current liabilities	7,591	9,533

Total liabilities	7,591	9,533
Commitments and contingent liabilities (Note 6)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 125,000,000 shares authorized and 4,974,506 shares issued as of December 31, 2013 and 4,906,744 shares issued as of December 31, 2012	50	49
Additional paid-in-capital	11,924	11,026
Retained earnings	601	(1,081)
Accumulated other comprehensive income	16	8
Treasury stock, at cost; 732,958 shares as of December 31, 2013 and 730,215 as of December 31, 2012	(3,131)	(3,115)

Total shareholders’ equity	9,460	6,887

Total liabilities and shareholders’ equity	$17,051	$16,420

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Revenues	$106,901	$90,770	$80,476
Cost of revenues	86,784	73,605	64,601

Gross profit	20,117	17,165	15,875
Selling, general and administrative expenses	14,815	13,794	13,656

Income from operations	5,302	3,371	2,219
Interest income (expense), net	(93)	(68)	(38)
Other income (expense), net	16	36	(31)

Income from continuing operations before income taxes	5,225	3,339	2,150
Income tax expense	1,956	1,281	795

Income from continuing operations	3,269	2,058	1,355
Income from discontinued operations, net of tax expense of $68, $64 and ($116)	94	81	(242)
Gain on sale of discontinued operations, net of tax expense of $43, nil and nil	442	—	—

Net income (loss) from discontinued operations	536	81	(242)

Net income	$3,805	$2,139	$1,113

Earnings Per Share:
Basic:
Continuing operations	$.78	$.51	$.30
Discontinued operations	.13	.02	(.05)

Total	$.91	$.53	$.24

Diluted
Continuing operations	$.75	$.49	$.29
Discontinued operations	.12	.02	(.05)

Total	$.88	$.51	$.24

Weighted average common shares outstanding:
Basic	4,193	4,075	4,566

Diluted	4,342	4,201	4,695

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$3,805	$2,139	$1,113
Other comprehensive income (loss):
Net unrealized gain on cash flow hedges	13	13	—
Income tax expense	5	5	—

Total other comprehensive income	$8	$8	$—

Total comprehensive income	$3,813	$2,147	$1,113

The accompanying notes are an integral part of these Consolidated Financial Statements

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock*	Additional Paid-in Capital*	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balances, December 31, 2010	$46	$9,953	$2,349	$—	$—	$12,348
Net income	—	—	1,113	—	—	1,113
Reduction in excess tax benefits related to stock options	—	(50)	—	—	—	(50)
Stock-based compensation expense	—	228	—	—	—	228
Stock options exercised	—	24	—	—	—	24
Purchase of other equity securities	—	(50)	—	—	—	(50)
Purchase of treasury stock	—	—	—	(566)	—	(566)

Balances, December 31, 2011	$46	$10,105	$3,462	$(566)	$—	$13,047
Net income	—	—	2,139	—	—	2,139
Unrealized gains on cash flow hedges, net of tax	—	—	—	—	8	8
Dividends paid on common stock	—	—	(6,682)	—	—	(6,682)
Increase in excess tax benefits related to stock-based compensation	—	58	—	—	—	58
Stock-based compensation expense	—	242	—	—	—	242
Stock options exercised	3	621	—	—	—	624
Purchase of treasury stock	—	—	—	(2,549)	—	(2,549)

Balances, December 31, 2012	$49	$11,026	$(1,081)	$(3,115)	$8	$6,887
Net income	—	—	3,805	—	—	3,805
Unrealized gains on cash flow hedges, net of tax	—	—	—	—	8	8
Dividends paid on common stock	—	—	(2,123)	—	—	(2,123)
Increase in excess tax benefits related to stock-based compensation	—	250	—	—	—	250
Stock-based compensation expense	—	517	—	—	—	517
Stock options exercised	1	131	—	—	—	132
Purchase of treasury stock	—	—	—	(16)	—	(16)

Balances, December 31, 2013	$50	$11,924	$601	$(3,131)	$16	$9,460

*	Adjusted to reflect the November 2013 five-for-four stock split.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$3,805	$2,139	$1,113
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Net (income) loss from discontinued operations, net of tax	(536)	(81)	242
Depreciation and amortization	153	158	126
Bad debt (credit) expense	—	—	(125)
Interest amortization of deferred financing costs	27	28	10
Stock-based compensation expense	532	222	212
Deferred income taxes, net	(131)	151	(23)
(Gain) loss on derivative contract	(13)	(28)	—
Loss on capital asset retirements	1	—	2
Loss in unconsolidated affiliate	—	—	5
Working capital items:
Accounts receivable and unbilled receivables	(2,915)	(1,778)	(1,240)
Prepaid and other current assets	(197)	(17)	189
Accounts payable	176	(312)	(497)
Accrued payroll and related costs	1,141	468	810
Other accrued liabilities	(43)	(99)	114
Deferred revenue	(121)	71	(45)

Net cash flows provided by operating activities of continuing operations	1,879	922	893
Net cash flows provided by (used in) operating activities of discontinued operations	1,332	75	(423)

Net cash flows provided by operating activities	3,211	997	470

INVESTING ACTIVITIES:
(Payment for) Recovery of non-current deposits	10	(8)	(53)
Capital expenditures	(100)	(136)	(205)

Net cash flows (used in) investing activities of continuing operations	(90)	(144)	(258)
Net cash flows provided by (used in) investing activities of discontinued operations	1,000	(10)	(65)

Net cash flows provided by (used in) investing activities	910	(154)	(323)

FINANCING ACTIVITIES:
Dividends paid on common stock	(2,123)	(6,682)	—
Payment of deferred financing costs	—	—	(84)
Proceeds from (payment of) short-term borrowings, net	(2,598)	2,610	—
Purchase of treasury stock and other equity securities	(16)	(2,549)	(616)
Proceeds from the exercise of stock options	131	624	24
(Reduction) Increase in excess tax benefits related to stock options, net	250	58	(50)

Net cash flows (used in) financing activities of continuing operations	(4,356)	(5,939)	(726)
Net cash flows (used in) financing activities of discontinued operations	—	—	—

Net cash flows (used in) financing activities	(4,356)	(5,939)	(726)

Net change in cash and cash equivalents	(235)	(5,096)	(579)
Cash and cash equivalents, beginning of period	659	5,755	6,334

Cash and cash equivalents, end of period	$424	$659	$5,755

SUPPLEMENTAL DISCLOSURE:
Cash payments for interest expense	$65	$40	$113

Cash payments for income taxes	$2,275	$1,093	$791

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies:

Basis of Presentation

Mastech Holdings, Inc. (referred to in this report as “Mastech”, the “Company”, “us”, “our” or “we”) is a provider of information technology staffing services. Our business combines technical expertise with business process experience to deliver a broad range of services within business intelligence / data warehousing; service oriented architecture; web services; enterprise resource planning & customer resource management; and e-Business solutions segments. Headquartered in Pittsburgh, Pennsylvania, we have approximately 750 consultants that provide services across a broad spectrum of industry verticals on a national basis.

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

Recent Developments

In August 2013, the Company sold its healthcare staffing business to Accountable Healthcare Staffing, Inc., as more fully described in Note 2 “Discontinued Operations” to the Consolidated Financial Statements. The Consolidated Statements of Operations and Cash Flows for all periods presented have been recast to reflect the healthcare staffing business as discontinued operations.

On October 30, 2013, the Company announced that its Board of Directors approved a five-for-four (25 percent) stock split and declared a special cash dividend of $0.50 per post-split share of common stock. Shareholders of record received one new share of common stock for every four shares that they owned. The distribution of the new shares was made on November 29, 2013. The cash dividend was paid on December 20, 2013 to shareholders of record at the close of December 9, 2013. The earnings per share calculations and outstanding share information for all periods presented have been recast to reflect the impact of the stock split.

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

The Allowance for Uncollectible Accounts was $358,000 and $438,000 at December 31, 2013 and 2012, respectively. Bad debt expense (credit) reflected in the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011 totaled $0, $0 and ($125,000).

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

Depreciation and amortization expense related to fixed assets totaled $153,000, $158,000 and, $126,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. Accordingly, the Company has reported a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2013, the Company provided $111,000 for uncertain tax positions, including interest and penalties, related to various state income tax matters applicable to the periods subsequent to our spin-off from iGATE.

During 2013, the Company’s 2011 federal tax return was audited by the Internal Revenue Service (“IRS”) resulting in no amendments to our filed return. During 2011, the IRS completed its examination of the Company’s federal income tax returns for the years 2008 (post spin-off) and 2009. Amendments to our income tax return as a result of such examination were immaterial and are reflected in the Consolidated Financial Statements for the year ended December 31, 2011. All post spin-off periods remain subject to examination by various state authorities, conditioned on statutory limitations.

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

Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”). The Plan provides that up to 1,000,000 shares (800,000 pre-split shares) of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options are granted at an exercise price equal to the closing share price of the Company common stock at the grant date and generally vest over a four year period.

The Company accounts for stock-based compensation expense in accordance with ASC Topic 718 “Share-based Payments” which requires us to measure all share-based payments based on their estimated fair value and recognize compensation expense over the requisite service period. The fair value of our stock options is determined at the date of grant using the Black-Scholes option pricing model. The assumptions associated with this option pricing model and other information related to our Stock Incentive Plan are more fully described in Note 8 “Stock-Based Compensation” to the Consolidated Financial Statements.

Treasury Stock

The Company maintains a stock repurchase program which expires on December 22, 2014. Under this program, the Company may make treasury stock purchases in the open market or through privately negotiated transactions, subject to market conditions and normal trading restrictions. At December 31, 2013, the Company held 732,958 shares in its treasury at a cost of $3.1 million.

Comprehensive Income

Comprehensive income is presented in the Consolidated Statements of Shareholders’ Equity and consists of net income and unrealized gains or losses, net of taxes, on cash flow hedging transactions related to foreign exchange derivative contracts.

Derivative Instruments and Hedging Activities

The Company is exposed to foreign currency risks largely as a result of its Indian-based global recruitment centers. During 2012, the Company’s expenditures in Indian rupees, in support of these operations, increased significantly. Accordingly, to mitigate and manage the risk of changes in foreign currency exchange rates, the Company entered into foreign currency forward contracts in June 2012 and continued its hedging strategy into 2013 and 2014. These forward contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. The Company does not enter into derivative contracts for speculative purposes.

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

Recently Issued Accounting Standards

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a material impact on the Company’s financial position or results of operations.

2.	Discontinued Operations

In August 2013, the Company sold its healthcare staffing business to Accountable Healthcare Staffing, Inc. Under the terms of the Sale and Purchase Agreement, the purchase price totaled $1.15 million and consisted of $1.0 million of cash consideration at closing, plus the assumption of certain liabilities by the buyer. Total net assets sold excluded cash balances on hand, accounts receivables and other current assets which approximated $1.5 million, net of current liabilities retained by the Company at the transaction date.

The healthcare staffing business meets the criteria for being reported as a discontinued operations and has been segregated from continuing operations. Accordingly, the Consolidated Statements of Operations and Cash Flows for all periods presented have been recast to reflect the presentation of discontinued operations. Unless otherwise indicated, all disclosures in the Notes to the Consolidated Financial Statements relate to the Company’s continuing operations.

The carrying value of assets and liabilities of discontinued operations included in the December 31, 2013 and 2012 Consolidated Balance Sheets were as follows (in thousands):

	At December 31, 2013	At December 31, 2012
ASSETS:
Accounts receivables	$68	$1,763
Prepaid and other current assets	—	143
Deferred income taxes	24	8
Non-current deposits	19	13
Fixed assets, net	—	21
Goodwill and other intangibles	—	429

Total	111	2,377

LIABILITIES:
Accounts payable	23	157
Accrued payroll and related cost	—	362
Deferred revenue	—	5
Other accrued liabilities	174	129

Total	197	653

TOTAL NET ASSETS (LIABILITIES)	$(86)	$1,724

The statement of operations of discontinued operations were as follows for the years 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013*	2012	2011
Revenues	$7,058	$11,068	$8,886
Costs of revenues	5,856	9,024	7,220

Gross profit	1,202	2,044	1,666
Selling, general and administrative expenses	1,040	1,899	2,024

Income before income taxes	162	145	(358)
Income tax expense	68	64	(116)

Net income	$94	$81	$(242)

*	Results through the sale transaction date (August 12, 2013).

The gain on the August 2013 sale of the healthcare business was as follows (in thousands):

Year Ended December 31, 2013
Pretax gain on sale transaction	$485
Income tax expense	43

Net gain after income taxes	$442

Income tax expense on the sale transaction included the utilization of $147,000 of tax benefits (capital loss carry-forwards) which were previously deemed non-realizable by the Company.

The statements of cash flows of discontinued operations were as follows for the years 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013*	2012	2011
OPERATING ACTIVITIES:
Net income (loss) from discontinued operations	$536	$81	$(242)
Adjustments to reconcile net income to net cash provided by (used in) operating activities of discontinued operations:
Depreciation and amortization	16	45	55
Bad debt (credit) expense	(25)	125	—
Stock-based compensation expense	(15)	20	16
Deferred income taxes, net	(16)	(49)	2
(Gain) on sale of discontinued operations, net of tax	(442)	—	—
Working capital items:
Accounts receivable and unbilled receivables	1,720	(213)	(839)
Prepaid and other current assets	144	12	275
Accounts payable	(134)	(13)	111
Accrued payroll and related costs	(363)	(46)	168
Other accrued liabilities	(84)	117	21
Deferred revenue	(5)	(4)	10

Total cash provided by (used in) operating activities of discontinued operations	1,332	75	(423)

INVESTING ACTIVITIES:
Recovery of (increase in) non-current deposits	(6)	4	(39)
Capital expenditures	(3)	(14)	(26)
Proceeds from sale of discontinued operations	1,009	—	—

Total cash provided by (used in) investing activities of discontinued operations	1,000	(10)	(65)

FINANCING ACTIVITIES:
None	—	—	—

Total cash flow provided by (used in) discontinued operations	$2,332	$65	$(488)

*	Results through the sale transaction date (August 12, 2013).

3.	Cash and Cash Equivalents

The Company had cash and cash equivalents consisting of cash balances on hand and money market funds that totaled $0.4 million at December 31, 2013 and $0.7 million at December 31, 2012. There were no restrictions on the Company’s cash balances during the periods presented.

4.	Investments in Unconsolidated Affiliate

In 2007, the Company acquired 50% ownership in a joint venture with another large staffing service organization. The joint venture was accounted for under the equity method of accounting. The Company recognized a loss of $-0-, $-0- and $5,000 in 2013, 2012 and 2011, respectively, which is included in the other income (expense) category in the Company’s Consolidated Statements of Operations. The joint venture has been dissolved as of December 31, 2013.

5.	Credit Facility

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

Interest on borrowings will be charged at a rate equal to, at the Company’s election, either (a) the higher of PNC’s prime rate or the federal funds rate plus 0.50%, plus an applicable margin; or (b) adjusted LIBOR plus an applicable margin. The applicable margin on the base rate is between 0.25% and 0.75% on revolving credit loans and between 0.75% and 1.25% on the delayed draw term loans. The applicable margin on the adjusted LIBOR rate is between 1.25% and 1.75% on revolving credit loans and between 1.75% and 2.25% on the delayed draw term loans. The actual applicable margin is based on the Company’s senior leverage ratio, as defined in the loan agreement. A 20 basis point per annum commitment fee on the unused portion of the facility is charged and due quarterly in arrears. As of December 31, 2013, the Company had outstanding borrowings under the revolving credit loan facility of $12,000 and unused borrowing availability of $15.4 million.

The loan agreement contains standard financial covenants, including but not limited to, covenants related to the Company’s leverage ratio, senior leverage ratio and fixed charge ratio (as defined under the loan agreement) and limitations on liens, indebtedness, guarantees and contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of December 31, 2013, the Company was in compliance with all provisions under the facility.

In connection with securing this facility, the Company incurred transaction costs totaling $84,000. These costs are being amortized as interest expense over the three-year life of the credit facility.

The Company is currently in discussions with PNC Bank to extend this facility.

6.	Commitments and Contingencies

Lease Commitments

The Company rents certain office facilities and equipment under noncancelable operating leases, which provide for the following future minimum rental payments as of December 31, 2013:

Total Amount
(Amounts in thousands)
2014	$501
2015	222
2016	104
2017	7
2018	1
Thereafter	—

Total	$835

Rental expense for the years ended December 31, 2013, 2012 and 2011, totaled $577,000, $618,000 and $490,000, respectively.

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

7.	Employee Benefit Plan

The Company’s employees participate in an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the plan, subject to certain limits under the Internal Revenue Code. For the three years ended December 31, 2013, the Company did not provide for matching contributions.

8.	Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”). The Plan provides that up to 1,000,000 shares (800,000 pre-split shares) of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. As of December 31, 2013, the Company had 720,000 outstanding and/or exercised stock options, 207,000 outstanding performance shares and 50,000 outstanding and/or released restricted stock units that were issued under the Plan. Thus, as of December 31, 2013, the Company has 23,000 shares available for future grants under the Plan.

The Plan is administered by the Compensation Committee of the Board of Directors. All grants awarded under the Plan are recommended by the Committee to the Board of Directors for approval. The exercise price of stock options is set on the grant date and not to be less than the fair market value per share of our closing stock price on that date. Grants of stock options and restricted stock awards generally vest over a four-year period and options expire after ten years from the grant date. Performance shares vest upon the achievement of the performance criteria and approval by the Compensation Committee of the Board of Directors.

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

Following is a summary of Mastech stock option activity for the three years ended December 31, 2013:

	Number of Options*	Weighted Average Exercise Price*
Outstanding at December 31, 2010	771,000	$2.80

Granted	258,000	$2.45
Exercised	(25,000)	$.92
Cancelled / forfeited	(350,000)	$2.69

Outstanding at December 31, 2011	654,000	$2.80

Granted	—	$—
Exercised	(262,000)	$2.68
Cancelled / forfeited	(61,000)	$3.77

Outstanding at December 31, 2012	331,000	$2.79
Granted	—	$—
Exercised	(64,000)	$2.05
Cancelled / forfeited	(2,000)	$2.08

Outstanding at December 31, 2013	265,0000	$1.01	**

*	Adjusted to reflect the November 2013 five-for-four stock split.
**	Reflects equitable adjustments to the exercise price as referenced above.

As of December 31, 2013, the Company’s outstanding “in the money” stock options using the year-end share price of $13.99 had an aggregate intrinsic value of $3.4 million As of December 31, 2013, the intrinsic value of vested and expected to vest stock options totaled $3.2 million. The total intrinsic value of options exercised during 2013, 2012 and 2011 totaled $754,000, $582,000 and $49,000, respectively. The measurement date fair value of stock options vested during 2013, 2012 and 2011 totaled $112,000, $152,000 and $269,000, respectively.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of December 31, 2013:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $2.00	238,000	7.8	$.81
$2.01 to $4.00	21,000	6.0	$2.36
$4.01 to $6.00	6,000	3.7	$4.63
$6.01 to $8.00	—	—	$—

	265,000	7.6	$1.01

Range of Exercise Prices:	Options Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $2.00	113,000	7.8	$.81
$2.01 to $4.00	21,000	6.0	$2.36
$4.01 to $6.00	6,000	3.7	$4.63
$6.01 to $8.00	—	—	$—

	140,000	7.4	$1.20

The Company used the following assumptions with respect to the Black-Scholes option pricing model for Mastech options issued during 2011. No stock options were issued during 2012 and 2013.

	Years Ended December 31,
	2013	2012	2011
Stock option grants:
Weighted-average risk-free interest rate	—	—	1.10%
Weighted-average dividend yield	—	—	0.00%
Expected volatility	—	—	55.36%
Expected term (in years)	—	—	4.5
Weighted-average fair value	$—	$—	$1.40

Risk-free interest rate – The risk-free rate for stock options granted during the period was determined by using a U.S. Treasury rate for the period that coincided with the expected term of the options.

Expected dividend yield – The Company did not contemplate a recurring dividend program. Accordingly, the dividend yield assumption used was 0.0%.

Expected volatility – For grants made after September 30, 2009, expected volatility was determined based on the historical volatility of Mastech’s common stock.

Expected term – Mastech’s expected term is 4.5 years for stock option grants. The Company’s expected term was based on the exercise history of our employees and the vesting term of our stock options.

The assumptions used to calculate the fair value of future stock option grants will be evaluated and revised, as necessary, to reflect market conditions and the Company’s historical experiences.

Following is a summary of Mastech restricted stock activity for the three years ended December 31, 2013:

	Years Ended December 31,
	2013*	2012*	2011*
Beginning outstanding balance	9,375	25,000	—
Awarded	31,250	—	112,500
Awarded as equitable adjustments	3,544	—	—
Released	(4,306)	(6,250)	—
Forfeited	—	(9,375)	(87,500)

Ending outstanding balance	39,863	9,375	25,000

*	Adjusted to reflect the November 2013 five-for-four stock split.

The grant date fair value of restricted stock awarded in 2013 was $11.44. The aggregate intrinsic value of restricted stock units outstanding at December 31, 2013 was $558,000. The total intrinsic value of restricted shares released during 2013 totaled $26,000.

Following is a summary of Mastech performance share activity for the three years ended December 31, 2013:

	Years Ended December 31,
	2013*	2012*	2011
Beginning outstanding balance	131,250	—	—
Awarded	68,750	193,750	—
Awarded as equitable adjustments	49,616	—	—
Released	—	—	—
Forfeited	(43,062)	(62,500)	—

Ending outstanding balance	206,554	131,250	—

*	Adjusted to reflect the November 2013 five-for-four stock split.

The grant date fair value of performance shares awarded in 2013 was $5.94 post-split. The aggregate intrinsic value of performance share units outstanding at December 31, 2013 was $2.9 million.

Stock-based compensation expense of $517,000, $242,000, and $228,000 was recognized in the Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011, respectively. The Company has recognized related tax benefits associated with its share-based compensation arrangements for the years ended December 31, 2013, 2012, and 2011 of $193,000, $93,000 and $86,000, respectively. As of December 31, 2013, the total remaining unrecognized compensation expense related to non-vested stock options totaled $96,000, which will be amortized over the weighted-average remaining requisite service period of 1.8 years; the total remaining unrecognized compensation expense related to restricted stock units amounted to $356,000, which will be amortized over the weighted-average remaining requisite service period of 3.7 years; and the total remaining unrecognized compensation expense related to performance shares amounted to $281,000, which will be amortized over the weighted-average estimated remaining requisite service period of 1.3 years.

9.	Income Taxes

The components of income before income taxes from continuing operations, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Income before income taxes:
Domestic	$5,225	$3,339	$2,150
Foreign	—	—	—

Income before income taxes	$5,225	$3,339	$2,150

The provision for income taxes from continuing operations, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Current provision:
Federal	$1,915	$1,024	$764
State	172	106	54

Total current provision	2,087	1,130	818

Deferred provision (benefit):
Federal	(115)	133	(20)
State	(16)	18	(3)

Total deferred provision (benefit)	(131)	151	(23)

Total provision for income taxes	$1,956	$1,281	$795

The reconciliation of income taxes from continuing operations computed using our statutory U.S. income tax rate and the provision for income taxes for the years ended December 31, 2013, 2012 and 2011 were as follows:

(Amounts in thousands)	December 31, 2013		December 31, 2012		December 31, 2011
Income taxes computed at the federal statutory rate	$1,777	34.0%	$1,135	34.0%	$731	34.0%
State income taxes, net of federal tax benefit	156	3.0	124	3.7	51	2.4
Other	23	0.4	22	0.7	13	0.6

	$1,956	37.4%	$1,281	38.4%	$795	37.0%

The components of the deferred tax assets and liabilities were as follows:

	At December 31,
	2013	2012
	(Amounts in thousands)
Deferred tax assets:
Allowance for doubtful accounts and employee advances	$139	$179
Accrued vacation, bonuses and severance	199	188
Stock-based compensation expense	249	109

Total deferred tax assets	587	476

Deferred tax liabilities:
Prepaid expenses	193	215
Depreciation, goodwill, intangibles and other	3	17

Total deferred tax liabilities	196	232

Net deferred tax asset	391	244
Less: current deferred tax asset	143	153

Total long-term deferred tax asset	$248	$91

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, for the three years ended December 31, 2013 is as follows:

	Years Ended December 31,
(Amounts in thousands)	2013	2012	2013
Unrecognized tax benefits, beginning balance	$78	$89	$66
Additions related to current period	33	27	38
Additions related to prior periods	—	—	—
Reductions related to prior periods	—	(38)	(15)

Unrecognized tax benefits, ending balance	$111	$78	$89

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2013, 2012 and 2011, the Company had $15,000, $13,000 and $14,000, respectively, accrued for interest and penalties.

10.	Derivative Instruments and Hedging Activities

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

All derivatives are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments are recorded in other comprehensive income and are reclassified into the Consolidated Statement of Operations on the same line item and in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of these instruments deemed ineffective are recognized in the Consolidated Statement of Operations as foreign exchange gains (losses). Hedge effectiveness is assessed based on changes in the fair value of the forward contracts related to the difference between the spot price and the forward price. Forward points (premiums/discounts) are excluded from the assessment of hedge effectiveness and are recognized in the Consolidated Statement of Operations as foreign exchange gains/ (losses).

The outstanding contracts as of December 31, 2013, mature in twelve equal monthly installments of 10 million rupees through December 2014, meet the qualifying criteria for hedge accounting and have been deemed to be effective. Accordingly, the Company has recorded other comprehensive pretax gains of $26,000 as of December 31, 2013.

The following table presents information related to foreign currency forward contracts held by the Company:

Outstanding hedge transactions qualifying for hedge accounting as of December 31, 2013 (amounts in thousands):

	Maturity Date Ranges	Rupee Strike Price Ranges	Amount	Net Unrealized Gain/(Loss) December 31, 2013
Forward contracts USD:
From:	January 21, 2014	63.00
To:	December 22, 2014	70.41
Total			$1,801	$26

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2013 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income	Location of Gain / (Loss) reclassified in Income on Derivatives	Amount of Gain / (Loss) recognized in Income on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
Currency
Forward
Contracts	$13	SG&A Expense	($20)	Other Income/ (Expense)	$9

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2012 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income	Location of Gain / (Loss) reclassified in Income on Derivatives	Amount of Gain / (Loss) recognized in Income on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
Currency
Forward
Contracts	$13	SG&A Expense	$18	Other Income/ (Expense)	$28

Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets (in thousands):

	December 31, 2013		December 31, 2012
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Currency Forward Contracts	Prepaid and Other Current Assets	$67	Prepaid and Other Current Assets	$41

The estimated amount of pretax gains as of December 31, 2013 that is expected to be reclassified from other comprehensive income into earnings within the next 12 months is $26,000.

11.	Shareholders’ Equity

On October 30, 2013, the Company announced that its Board of Directors approved a five-for-four (25 percent) stock split and declared a special cash dividend of $0.50 per post-split share of common stock. Shareholders of record received one new share of Common Stock for every four shares that they owned. The distribution of the new shares was made on November 29, 2013. The cash dividend was paid on December 20, 2013 to shareholders of record at the close of December 9, 2013. This $2.1 million cash dividend was largely funded by cash balances on hand.

On November 29, 2012, the Company announced the declaration of a special one-time cash dividend of $1.60 per share of common stock, payable on December 21, 2012. This $6.7 million cash dividend was funded by a combination of cash balances on hand and borrowings under the Company’s credit facility with PNC Bank.

On October 23, 2012, the Company’s Board of Directors approved the extension of its existing share repurchase program through December 22, 2014 and increased the number of shares subject to the program by 312,500 shares (250,000 pre-split shares).

During 2013, 2012 and 2011, the Company purchased 2,743; 551,607 and 178,608 shares respectively, under the program. As of December 31, 2013, there were 517,041 shares subject to repurchase under this program. These share repurchases were completed at an average post-split share price, inclusive of transaction cost, of $5.59; $4.62 and $3.17 per share for 2013, 2012 and 2011 respectively.

12.	Revenue Concentration

Accenture was the Company’s only client that exceeded 10% of total 2013 revenues. Revenues generated from Accenture represented 11.4% of total 2013 revenues. IBM, TEK Systems and Kaiser Permanente exceeded 10% of total revenues in 2012 and 2011. Revenues generated by IBM represented 13.3% and 16.5% of total revenues in 2012 and 2011, respectively. Revenues generated by TEK Systems represented 12.0% of total revenues in both 2012 and 2011. Revenues generated by Kaiser Permanente represented 11.8% and 10.7% of total revenues in 2012 and 2011, respectively.

Accenture accounted for 11.7% of the Company’s accounts receivable balance at December 31, 2013. At December 31, 2012, IBM, TEK Systems and Kaiser Permanente accounted for 7.2%, 6.9% and 12.6% of the Company’s accounts receivable balance. The same three clients accounted for 7.0%, 7.9% and 7.6% of the Company’s accounts receivable balance at December 31, 2011.

The Company’s top ten clients represented approximately 57%, 60% and 63% of total revenues in 2013, 2012 and 2011, respectively.

13.	Related Party Transactions

iGATE Corporation, our former parent, is considered a related party due to the interlocking ownership interest of its Co-Chairmen and our Co-Chairmen, Mr. Sunil Wadhwani and Mr. Ashok Trivedi.

Certain agreements and transactions between us and iGATE’s affiliate are described below:

Transactions with iGATE’s Affiliate

Prior to January 1, 2012, iGATE Global Solutions provided the Company with offshore contractors (recruiters) and IT support services. These services were provided under negotiated agreements between the parties. During 2013, 2012 and 2011, the Company paid iGATE Global Solutions $0, $0 and $882,000, respectively, for services provided.

Accounts Payable with iGATE’s Affiliate

At December 31, 2013, 2012 and 2011, the Company had included in its Accounts Payable balance $0, $0 and $170,000 owed to its former parent’s affiliate, respectively.

14.	Earnings per Share

The computation of basic earnings per share (“EPS”) is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options and restricted share units were exercised / released. The dilutive effect of stock options and restricted share units were calculated using the treasury stock method. Performance shares for which the performance objectives were achieved as of December 31, 2013, were included in the dilutive earnings per share calculation as though such shares were outstanding for the entire fourth quarter of 2013.

For the year’s ended 2013, 2012 and 2011, the computation of diluted earnings per share does not include 0, 60,000 and 301,250 stock options respectively, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations. All shares outstanding for the period shown below have been adjusted to reflect the November 2013 five-for-four stock split:

	Years Ended December 31,
(Amounts in thousands):	2013	2012	2011
Weighted-average shares outstanding:
Basic	4,193	4,075	4,566
Stock options and restricted share units	149	126	129

Diluted	4,342	4,201	4,695

The following table sets forth the computation of basic EPS utilizing net income from continuing operations and the Company’s weighted-average common stock outstanding:

	Years Ended December 31,
(Amounts in thousands, except per share data):	2013	2012	2011
Net income	$3,269	$2,058	$1,355
Basic weighted-average shares outstanding	4,193	4,075	4,566

Basic EPS	$.78	$.51	$.30

The following table sets forth the computation of diluted EPS utilizing net income from continuing operations and the Company’s weighted-average common stock outstanding plus the weighted-average of stock options, restricted shares and performance shares outstanding:

	Years Ended December 31,
(Amounts in thousands, except per share data):	2013	2012	2011
Net income	$3,269	$2,058	$1,355
Diluted weighted-average shares outstanding	4,342	4,201	4,695

Diluted EPS	$.75	$.49	$.29

15. Fair Value Measurements

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

•	Level 1 – Inputs are observable quoted prices (unadjusted) in active markets for identical assets and liabilities.

•	Level 2 – Inputs are observable, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are directly or indirectly observable in the marketplace.

•	Level 3 – Inputs are unobservable that are supported by little or no market activity.

The following table summarizes the basis used to measure financial assets and liabilities at fair value on a recurring basis:

	Fair Value as of December 31, 2013
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Currency forward contracts	$0	$67	$0	$0

	Fair Value as of December 31, 2012
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Currency forward contracts	$0	$41	$0	$0

16.	Quarterly Financial Information from Continuing Operations (Amounts in thousands, except per share data):

	Revenues	Gross Profit	Net Income	Earnings Per Share
Year Ended December 31, 2013				Basic	Diluted
First quarter	$24,000	$4,371	$544	$.13	$.13
Second quarter	26,135	4,973	765	.18	.18
Third quarter	28,283	5,335	999	.24	.23
Fourth quarter	28,483	5,438	961	.23	.22

Annual	$106,901	$20,117	$3,269	$.78	$.75

	Revenues	Gross Profit	Net Income	Earnings Per Share
Year Ended December 31, 2012				Basic	Diluted
First quarter	$21,844	$3,986	$327	$.08	$.07
Second quarter	22,677	4,317	426	.11	.10
Third quarter	22,774	4,369	561	.14	.14
Fourth quarter	23,475	4,493	744	.18	.18

Annual	$90,770	$17,165	$2,058	$.51	$.49

17.	Severance Charges

The Company did not incur any severance cost in 2013. Severance costs in 2012 totaled $120,000 and related to a change in executive leadership. During 2011, the Company incurred $277,000 of severance costs related to the elimination of several executive positions.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, management has concluded and hereby reports that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

Information required by this Item, not set forth below, is incorporated herein by reference from the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for May 14, 2014, which will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2013 (the “Proxy Statement”).

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

The information required by this item is hereby incorporated by reference from the sections entitled “Board Committees and Meetings” of the Proxy Statement. During 2013, we had no related party transactions.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference from the section entitled “Independent Registered Public Accountants” of the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The following Consolidated Financial Statements of the registrant and its subsidiaries are included on pages 33 to 53 and the report of Independent Registered Public Accounting Firm is included on page 32 in this Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets – December 31, 2013 and 2012.

Consolidated Statements of Operations – Years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Comprehensive Income – Years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows – Years ended December 31, 2013, 2012 and 2011.

Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedules

The following Consolidated Financial Statement schedules shown below should be read in conjunction with the Consolidated Financial Statements on pages 33 to 53 in this Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

The following items appear immediately on the following page:

Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011.

3.	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

MASTECH HOLDINGS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(Amounts in thousands)

	Balance at beginning of period	Charged to expense (credited)	Recoveries/ (Write-offs)	Balance at end of period
Allowance for Doubtful Accounts:
Year ended December 31, 2013	$438	$(25)	$(55)	$358
Year ended December 31, 2012	305	125	8	438
Year ended December 31, 2011	572	(125)	(142)	305

Exhibit	Index Description Exhibit
3.1	Articles of Incorporation of the Company are incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, File No. 001-34099, filed on July 23, 2008.

3.2	Amended and Restated Bylaws of the Company are incorporated by reference to Exhibit 3.1. to Mastech’s Form 8-K, File No. 001-34099, filed on October 1, 2008.

10.1	Stock Incentive Plan incorporated by reference to Exhibit 10.4 to Mastech’s Form 8-K, File No. 001-34099, filed on October 1, 2008.

10.2	First Amended and Restated Loan Agreement by and between PNC Bank, N.A. and Mastech Holdings, Inc., dated August 31, 2011 filed as Exhibit 10.1 to Mastech’s Form 8-K, filed on September 2, 2011 and herein incorporated by reference.

10.3	Executive Employment Agreement by and among Mastech Holdings, Inc., Mastech, Inc., and John J. Cronin, as amended and restated as of March 20, 2014, is filed herewith †

10.4	Executive Employment Agreement by and between Mastech, Inc., and Scott Aicher, dated January 7, 2013, as amended on March 20, 2014 (solely with respect to compensation), is filed herewith. †

10.6	Executive Employment Agreement by and among Mastech Holdings, Inc., Mastech, Inc., and D. Kevin Horner, as amended and restated as of March 20, 2014, is filed herewith †

10.7	Asset Purchase Agreement, by and between Mastech and Accountable Healthcare Staffing, Inc., dated July 26, 2013, is filed herewith.

21.0	List of Subsidiaries is filed herewith.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm is filed herewith.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Designates the Registrant’s management contracts or compensation plans or arrangements for its executive officers.
*	XBRL (eXtensible Business Reporting Language) information is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of March, 2014.

MASTECH HOLDINGS, INC.

March 21, 2014	/s/ D. KEVIN HORNER
D. Kevin Horner President, Chief Executive Officer and Director

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr. Chief Financial Officer

/s/ SUNIL WADHWANI
Sunil Wadhwani Co-Chairman of the Board of Directors, and Director

/s/ ASHOK TRIVEDI
Ashok Trivedi Co-Chairman of the Board of Directors, and Director

/s/ GERHARD WATZINGER
Gerhard Watzinger Director

/s/ JOHN AUSURA
John Ausura Director

/s/ BRENDA GALILEE
Brenda Galilee Director