Form 10-Q
period 2014-03-31
Mastech Holdings, Inc.
filed 2014-05-06
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2014 was 4,297,950.

MASTECH HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$28,684	$24,000
Cost of revenues	23,459	19,629

Gross profit	5,225	4,371
Selling, general and administrative expenses	3,831	3,488

Income from operations	1,394	883
Interest income (expense), net	(23)	(25)
Other income (expense), net	31	12

Income from continuing operations before income taxes	1,402	870
Income tax expense	533	326

Net income from continuing operations	869	544
Income from discontinued operations, net of tax expense of nil and $23	—	31

Net income	$869	$575

Earnings per share:
Basic:
Continuing operations	$.20	$.13
Discontinued operations	—	.01

Total	$.20	$.14

Diluted:
Continuing operations	$.20	$.13
Discontinued operations	—	.01

Total	$.20	$.13

Weighted average common shares outstanding:
Basic	4,310	4,177

Diluted	4,440	4,282

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$869	$575
Other comprehensive income:
Net unrealized gain on cash flow hedges	52	14
Income tax expense	20	5

Total other comprehensive income	$32	$9

Total comprehensive income	$901	$584

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$508	$424
Accounts receivable, net of allowance for uncollectible accounts of $358 in 2014 and in 2013	8,601	10,707
Unbilled receivables	9,283	4,304
Prepaid and other current assets	883	822
Deferred income taxes	199	143

Total current assets	19,474	16,400
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,700	1,688
Enterprise software	726	723
Leasehold improvements	547	547

	2,973	2,958
Less – accumulated depreciation	(2,815)	(2,784)

Net equipment, enterprise software, and leasehold improvements	158	174
Deferred income taxes	184	248
Deferred financing costs, net	11	19
Non-current deposits	212	210

Total assets	$20,039	$17,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$1,632	$12
Accounts payable	1,886	2,026
Accrued payroll and related costs	5,699	5,202
Other accrued liabilities	252	304
Deferred revenue	82	47

Total current liabilities	9,551	7,591

Total liabilities	9,551	7,591
Commitments and contingent liabilities (Note 3)

Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 125,000,000 shares authorized and 5,050,249 shares issued as of March 31, 2014 and 4,974,506 shares issued as of December 31, 2013	50	50
Additional paid-in-capital	12,323	11,924
Retained earnings	1,470	601
Accumulated other comprehensive income	48	16
Treasury stock, at cost; 752,299 shares as of March 31, 2014 and 732,958 as of December 31, 2013	(3,403)	(3,131)

Total shareholders’ equity	10,488	9,460

Total liabilities and shareholders’ equity	$20,039	$17,051

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$869	$575
Adjustments to reconcile net income to cash provided by (used in) operating activities of continuing operations:
Net (income) from discontinued operations, net of tax	—	(31)
Depreciation and amortization	31	42
Interest amortization of deferred financing costs	8	7
Stock-based compensation expense	85	85
Deferred income taxes, net	8	(68)
(Gain) loss on derivative contract	(13)	8
Working capital items:
Accounts receivable and unbilled receivables	(2,925)	(1,716)
Prepaid and other current assets	(16)	172
Accounts payable	(123)	513
Accrued payroll and related costs	497	664
Other accrued liabilities	(49)	(4)
Deferred revenue	35	(111)

Net cash flows provided by (used in) operating activities of continuing operations	(1,593)	136
Net cash flows provided by (used in) operating activities of discontinued operations	32	(193)

Net cash flows provided by (used in) operating activities	(1,561)	(57)

INVESTING ACTIVITIES:
Payments for non-current deposits	(2)	(1)
Capital expenditures	(15)	(26)

Net cash flows provided by (used in) investing activities of continuing operations	(17)	(27)
Net cash flows provided by (used in) investing activities of discontinued operations	—	(4)

Net cash flows provided by (used in) investing activities	(17)	(31)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings, net	1,620	56
Purchase of treasury stock	(272)	—
Proceeds from the exercise of stock options	9	3
Increase in excess tax benefits related to stock options, net	305	—

Net cash flows provided by financing activities of continuing operations	1,662	59
Net cash flows provided by financing activities of discontinued operations	—	—

Net cash flows provided by financing activities	1,662	59

Net change in cash and cash equivalents	84	(29)
Cash and cash equivalents, beginning of period	424	659

Cash and cash equivalents, end of period	$508	$630

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

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

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (the “Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the SEC on March 21, 2014. Additionally, our operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014 or for any other period.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the three months ended March 31, 2014.

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

The carrying value of assets and liabilities of discontinued operations included in the March 31, 2014 and December 31, 2013 Condensed Consolidated Balance Sheets were as follows (in thousands):

	At March 31, 2014	At December 31, 2013
ASSETS:
Accounts receivables	$16	$68
Deferred income taxes	24	24
Non-current deposits	19	19

Total	59	111

LIABILITIES:
Accounts payable	6	23
Other accrued liabilities	171	174

Total	177	197

TOTAL NET ASSETS/(LIABILITIES)	$(118)	$(86)

The Condensed Statements of Operations of discontinued operations were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues	$—	$3,005
Costs of revenues	—	2,493

Gross profit	—	512
Selling, general and administrative expenses	—	458

Income before income taxes	—	54
Income tax expense	—	23

Net income	$—	$31

The cash flows provided by (used in) discontinued operations were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income from discontinued operations	$—	$31
Adjustments to reconcile net income to net cash provided by (used in) operating activities of discontinued operations:
Depreciation and amortization	—	7
Stock-based compensation expense	—	10
Deferred income taxes, net	—	(9)
Working capital items:
Accounts receivable and unbilled receivables	52	(186)
Prepaid and other current assets	—	47
Accounts payable	(17)	(53)
Accrued payroll and related costs	—	(69)
Other accrued liabilities	(3)	34
Deferred revenue	—	(5)

Total cash provided by (used in) operating activities of discontinued operations	32	(193)

INVESTING ACTIVITIES:
Payments for non-current deposits	—	(1)
Capital expenditures	—	(3)
Proceeds from sale of discontinued operations	—	—

Total cash provided by (used in) investing activities of discontinued operations	—	(4)

FINANCING ACTIVITIES:
None	—	—

Total cash flow provided by (used in) discontinued operations	$32	$(197)

3.	Commitments and Contingencies

Lease Commitments

The Company rents certain office space and equipment under non-cancelable leases which provides for future minimum rental payments. Except for an office lease executed on April 2, 2014 as described in Note 13 “Subsequent Events”, total lease commitments have not materially changed from the amounts disclosed in the Company’s 2013 Annual Report on Form 10-K.

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the Plan, subject to certain limits under the Code. For the three months ended March 31, 2014 and March 31, 2013, the Company did not provide for any matching contributions.

5.	Mastech Stock Incentive Plan

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which provides that up to 1,000,000 shares of the Company’s common stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three months ended March 31, 2014, there were -0- grants made under this Plan. For the three months ended March 31, 2013, the Company granted 62,500 performance shares, in addition to equitable adjustments to outstanding equity grants issued under the Plan as required to preserve the intrinsic value related to the non-participation in the Company’s December 21, 2012 special distribution to shareholders.

As of March 31, 2014, there were 23,000 shares available for grant under the Plan.

6.	Stock-Based Compensation

Stock-based compensation expense was $85,000 for both three month periods ended March 31, 2014 and 2013. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2014, the Company issued 75,743 shares related to the exercise of stock options and vesting of performance share grants. During the three months ended March 31, 2013, the Company issued 2,590 shares related to the exercise of stock options.

7.	Income Taxes

The components of income before income taxes from continuing operations, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(Amounts in Thousands)
Income before income taxes:
Domestic	$1,402	$870
Foreign	—	—

Income before income taxes	$1,402	$870

The provision for income taxes from continuing operations, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(Amounts in Thousands)
Current provision:
Federal	$473	$360
State	52	34

Total current provision	525	394

Deferred provision (benefit):
Federal	7	(60)
State	1	(8)

Total deferred provision (benefit)	8	(68)

Total provision for income taxes	$533	$326

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes from continuing operations for the three ended March 31, 2014 and 2013 were as follows (amounts in thousands):

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Income taxes computed at the federal statutory rate	$477	34.0%	$296	34.0%
State income taxes, net of federal tax benefit	53	3.8	26	3.0
Other – net	3	0.2	4	0.5

	$533	38.0%	$326	37.5%

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, are as follows:

(Amounts in thousands)	Three Months Ended March 31, 2014
Balance as of December 31, 2013	$111
Additions related to current period	8
Additions related to prior periods	—
Reductions related to prior periods	—

Balance as of March 31, 2014	$119

Although it is difficult to anticipate the final outcome of these uncertain tax positions, the Company believes that the total amount of unrecognized tax benefits could be reduced by approximately $13,000 during the next twelve months due to the expiration of the statutes of limitation.

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

All derivatives are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Operations on the same line item and in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of these instruments deemed ineffective are recognized in the Consolidated Statements of Operations as foreign exchange gains (losses). Hedge effectiveness is assessed based on changes in the fair value of the forward contracts related to the difference between the spot price and the forward price. Forward points (premiums/discounts) are excluded from the assessment of hedge effectiveness and are recognized in the Condensed Consolidated Statements of Operations as foreign exchange gains/(losses).

As of March 31, 2014, the Company’s outstanding contracts mature in nine monthly installments of 10 million rupees per month through December 2014, meet the qualifying criteria for hedge accounting and have been deemed to be effective. Accordingly, the Company has recorded other comprehensive pretax gains of $78,000 as of March 31, 2014.

The following table presents information related to foreign currency forward contracts held by the Company:

Outstanding hedge transactions qualifying for hedge accounting as of March 31, 2014 (amounts in thousands):

	Maturity Date Ranges	Rupee Strike Price Ranges	Amount	Net Unrealized Gain/(Loss) March 31, 2014
Forward contracts USD:
From:	April 21, 2014	64.00
To:	December 22, 2014	70.41
Total			$1,328	$$78

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income are as follows (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Location of Gain / (Loss) reclassified in Income (Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income (Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)

For the Three Months Ended March 31, 2014:
Currency Forward Contracts	$52	SG&A Expense	$(5)	Other Income/ (Expense)	$34

For the Three Months Ended March 31, 2013:
Currency Forward Contracts	$14	SG&A Expense	$5	Other Income/ (Expense)	$11

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2014		December 31, 2013
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Currency Forward Contracts	Prepaid and Other Current Assets	$132	Prepaid and Other Current Assets	$67

The estimated amount of pretax gains as of March 31, 2014 that is expected to be reclassified from other comprehensive income into earnings within the next 12 months is $78,000.

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

At March 31, 2014 and December 31, 2013, the Company carried the following financial assets and (liabilities) at fair value measured on a recurring basis (in thousands):

	Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3
(Amounts in thousands)
Currency Forward Contracts	$0	$132	$0

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3
(Amounts in thousands)
Currency Forward Contracts	$0	$67	$0

10.	Shareholders’ Equity

As of March 31, 2014, the Company had 517,041 shares available for purchase under its existing share repurchase program. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws through December 22, 2014. During the three months ended March 31, 2014, the Company repurchased 19,341 shares of common stock at an average price of $14.06 per share. No purchases were made during the three months ended March 31, 2013.

11.	Revenue Concentration

For the three months ended March 31, 2014, the Company had two clients that exceeded 10% of total revenues (KPMG = 11.1% and Accenture = 10.5%). For the three months ended March 31, 2013, the Company also had two clients that exceeded 10% of total revenues (IBM =12.0% and TEK Systems = 10.1%).

The Company’s top ten clients represented approximately 61% and 58% of total revenues for the three months ended March 31, 2014 and 2013, respectively.

12.	Earnings Per Share

The computation of basic earnings per share (“EPS”) is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share, reflects the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.

For the three months ended March 31, 2014 and 2013, the computation of diluted earnings per share does not include -0- and 22,500 stock options, respectively, as the effect of their inclusion would have been anti-dilutive.

13.	Subsequent Events

On April 2, 2014, the Company entered into a ten year operating lease for 11,495 useable square feet of office space in Pittsburgh, PA. This lease will replace our existing Corporate Headquarters lease effective, August 29, 2014. Annual lease payments over the ten year period will approximate $2 million in the aggregate. The lease is cancelable, with penalty, at the end of year seven and provides the right to sublease throughout the lease term. Further details of this lease are disclosed in the Company’s Form 8-K, filed with the Securities and Exchange Commission on April 7, 2014.

14.	Recently Issued Accounting Standards

The Company is of the opinion that any pending accounting pronouncement, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company’s financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited consolidated financial statements and accompanying notes for year ended December 31, 2013, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 21, 2014.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about future events, future performance, plans, strategies, expectations, prospects, competitive environment and regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words, “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend” or the negative of these terms or similar expressions in this quarterly report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors”, “Forward-Looking Statements” and elsewhere in our 2013 Annual Report on Form 10-K. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update forward-looking statements and the estimates and assumptions associated with them, after the date of this quarterly report on Form 10-Q, except to the extent required by applicable securities laws.

Website Access to SEC Reports:

The Company’s website is www.mastech.com. The Company’s 2013 Annual Report on Form 10-K, current reports on Form 8-K and all other reports filed with the SEC, are available free of charge on the Investor Relations page. The website is updated as soon as reasonably practical after such reports are filed electronically with the SEC.

Recent Developments

On April 2, 2014, the Company entered into a ten year operating lease for 11,495 useable square feet of office space in Pittsburgh, PA. This lease will replace our existing Corporate Headquarters lease effective, August 29, 2014. Annual lease payments over the ten year period will approximate $2 million in the aggregate. The lease is cancelable, with penalty, at the end of year seven and provides the right to sublease throughout the lease term. Further details of this lease are disclosed in the Company’s Form 8-K, filed with the Securities and Exchange Commission on April 7, 2014.

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies and critical accounting estimates are described in Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes to these critical accounting policies during the three months ended March 31, 2014.

Overview:

We are a domestic provider of IT staffing service to mostly large and medium-sized organizations. From July 1986 until our September 2008 spin-off, we conducted our business as subsidiaries of iGATE. We do not sell, lease or otherwise market computer software or hardware, and 100% of our revenue is derived from the sale of staffing services.

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

We have one operating segment. Thus, no segment related disclosures are presented. We do, however, track and evaluate our revenues and gross profits by three distinct sales channels: wholesale IT; retail IT; and permanent placements / fees. Our wholesale IT channel consists of system integrators and other IT staffing firms with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. Our retail IT channel focuses on clients that are end-users of IT staffing services. Within the retail channel are end-user clients that have retained a third party to provide vendor management services, commonly known in the industry as Managed Service Providers (“MSP”). Permanent placement / fee revenues are incidental revenues derived as by-product opportunities of conducting our core contract staffing business.

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the second half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. In 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. In 2011, 2012 and 2013 activity levels continued to trend up in most technologies and sales channels. During the first three months of 2014, activity levels have remained solid after some softness in early January.

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

Results of Continuing Operations for the Three Months Ended March 31, 2014 as Compared to the Three Months Ended March 31, 2013:

Revenues:

Revenues for the three months ended March 31, 2014 totaled $28.7 million, compared to $24.0 million for the corresponding three month period in 2013. This 20% year-over-year revenue increase, reflected higher demand for the Company’s services and the corresponding increase in billable consultants on assignment during the 2014 period. Billable IT headcount at March 31, 2014 totaled 762 consultants compared to 658 consultants, one-year earlier. Additionally, our average bill rate increased in the 2014 period by approximately 1% to $73.78/per hour compared to a year earlier. For the three-months ended March 31, 2014, our billable IT headcount increased by approximately 3%, which was our second best first quarter performance in the last decade.

Below is a tabular presentation of revenues by sales channel for the three months ended March 31, 2014 and 2013, respectively:

Revenues (Amounts in millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Wholesale IT Channel	$22.9	$17.9
Retail IT Channel	5.8	6.1
Permanent Placements / Fees	0.0	0.0

Total revenues	$28.7	$24.0

Revenues from our wholesale IT channel increased approximately 28% in the three month period ended March 31, 2014 compared to the corresponding 2013 period. Higher revenue levels from both staffing clients (up 15%) and integrator clients (up 38%) were driven by stronger demand for IT services. Additionally, we participated in more larger-scale assignments with several of our integrator partners in the 2014 period. Retail IT channel revenues were down approximately 5% during the three months ended March 31, 2014 compared to the period one-year earlier. The decline reflected lower revenues from direct end-user clients. Permanent placement / fee revenues were insignificant in both the 2014 and 2013 periods ended March 31.

For the three months ended March 31, 2014, the Company had two clients that exceeded 10% of total revenues (KPMG = 11.1% and Accenture = 10.5%). For the three months ended March 31, 2013, the Company also had two clients that exceeded 10% of total revenues (IBM =12.0% and TEK Systems = 10.1%).

The Company’s top ten clients represented approximately 61% and 58% of total revenues for the three months ended March 31, 2014 and 2013, respectively.

Gross Margin:

Gross profits in the first quarter of 2014 totaled $5.2 million, or approximately $0.9 million higher than the first quarter of 2013. Gross profit as a percentage of revenue totaled 18.2% for the three month period ending March 31, 2014, which was in-line with gross margins a year earlier. Gross margins in the first quarter are historically impacted by higher payroll taxes and bench costs.

Below is a tabular presentation of gross margin by sales channel for the three months ended March 31, 2014 and 2013, respectively:

Gross Margin	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Wholesale IT Channel	17.2%	17.6%
Retail IT Channel	21.8	19.7
Permanent Placements / Fees	100.0	100.0

Total gross margin	18.2%	18.2%

Wholesale IT channel gross margins decreased by 40 basis points for the three months ended March 31, 2014 compared to the 2013 period. The decline reflected higher bench costs in 2014 and consultant compensation increases on existing assignments that have out-paced bill rate increases. Retail IT gross margins were up 210 basis points during the three months ended March 31, 2014 compared to the corresponding 2013 period as margins on MSP assignments continued to strengthened over the last twelve months. Additionally, the Company elected not to pursue new business opportunities with a low-margin MSP client in mid-2013.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the three months ended March 31, 2014 totaled $3.8 million or 13.4% of revenues, compared to $3.5 million or 14.5% of revenues for the three months ended March 31, 2013. Fluctuations within SG&A expense components during the 2014 period, compared to a year earlier, included the following:

•	Sales expense increased by $0.1 million in the 2014 period compared to 2013, largely the result of our new business development efforts.

•	Recruiting expense was flat in the 2014 period compared to 2013. A slight decline in offshore staff was offset by higher activity-based expenses. The decline in staff was attrition driven and should reverse over the next several quarters.

•	General and administrative expense in 2014 was up $0.2 million from a year earlier. Higher travel and other corporate related expenses were largely responsible for this increase.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended March 31, 2014 consisted of interest expense of $23,000 and foreign exchange gains of $31,000. For the three months ended March 31, 2013, Other Income / (Expense) consisted of interest expense of $25,000 and foreign exchange gains of $12,000.

Income Tax Expense:

Income tax expense for the three months ended March 31, 2014 totaled $533,000, representing an effective tax rate on pre-tax income of 38.0%, compared to $326,000 for the three months ended March 31, 2013, which represented a 37.5% effective tax rate on pre-tax income. A slightly higher aggregate state tax rate in the 2014 period was responsible for the higher effective tax rate.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

At March 31, 2014, we had $1.1 million of outstanding debt, net of cash balances on hand, and approximately $15.0 million of borrowing capacity under our existing credit facility.

Historically, we have funded our business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At March 31, 2014, our accounts receivable “days sales outstanding” (“DSO’s”) measurement increased to 56-days, compared to 52-days a year earlier. This increase in our DSO measurement largely resulted from billing requirement changes instituted by one of our integrator partners. We would expect the DSO measurement to return to more normal levels during the second quarter of 2014.

Cash provided by operating activities, cash balances on hand and current availability under our existing credit facility should be adequate to fund our business needs in 2014.

Cash flows provided by (used in) operating activities:

Cash (used in) operating activities for the three months ended March 31, 2014 totaled ($1.6 million) compared to cash provided of $0.1 million during the three months ended March 31, 2013. Elements of cash flows in the 2014 period were net income of $0.9 million, non-cash charges of $0.1 million, and an offsetting increase in operating working capital levels of ($2.6 million). During the three months March 31, 2013, elements of cash flows were net income of $0.6 million and an offsetting increase in operating working capital levels of ($0.5 million). The operating working capital increases in 2014 reflected higher account receivable balances in support of our revenue growth and an increase in the Company’s days sales outstanding measurement. In 2013 the operating working capital increase reflected higher accounts receivable balances in support of our revenue growth.

Discontinued operations for the three months ended March 31, 2014, provided $32,000 of cash, compared to cash usage of $193,000 in the 2013 period.

Cash flows used in investing activities:

Cash used in investing activities for the three months ended March 31, 2014 totaled $17,000 compared to $27,000 for the three months ended a year earlier. In both 2014 and 2013, capital expenditures accounted for essentially all of our cash needs.

Cash flows provided by (used in) financing activities:

Cash provided by financing activities for the three months ended March 31, 2014 totaled $1.7 million and largely consisted of proceeds from short-term borrowings. During the 2014 period, the Company used cash of ($272,000) to repurchase common stock. Additionally, excess tax benefits on stock options exercised and performance shares vested generated cash of $305,000. Cash provided by financing activities for the three months ended March 31, 2013 totaled $59,000 and related to proceeds from short-term borrowings and proceeds from the exercising of stock options.

Contractual Obligations and Off-Balance Sheet Arrangements:

The Company rents certain office space and equipment under non-cancelable leases which provides for future minimum rental payments. Except for an office lease executed on April 2, 2014 as described in Note 13 “Subsequent Events”, total lease commitments have not materially changed from the amounts disclosed in the Company’s 2013 Annual Report on Form 10-K.

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

Our cash flow and earnings are subject to fluctuations due to exchange rate variations. Foreign currency risk exists by nature of our global recruitment centers. We attempt to limit our exposure to currency exchange fluctuations in the Indian rupee (“Rupee”) via the purchase of foreign currency forward contracts. These forward contracts have been designated as cash flow hedging instruments and are used to mitigate overall foreign currency risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency forward contracts held by the Company as of March 31, 2014:

Currency (in thousands)	Amount (in Rupees)		Amount (in USD)
Currency Forward Contracts	INR	90,000	$1,328

Effect of Hypothetical Currency Rate Fluctuations

As of March 31, 2014, the potential gain or loss in the fair value of the Company’s outstanding foreign currency forward contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be as follows (amounts in thousands):

	Valuation given X% decrease in Rupee/USD Rate				Fair Value as of March 31, 2014	Valuation given X% increase in Rupee/USD Rate
	10%	5%	2%	1%		1%	2%	5%	10%
Rupee to USD Rate	55.47	58.55	60.40	61.01	61.63	62.25	62.86	64.71	67.79
Fair value of derivative instruments	$294	$209	$162	$147	$132	$118	$104	$63	$(1)

ITEM 4:	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There has been no change in Mastech’s internal control over financial reporting that occurred during the first quarter that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2013.

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

There have been no material changes from the risk factors as previously disclosed in our 2013 Annual Report on Form 10-K, filed with the SEC on March 21, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our common stock repurchased during the first quarter of 2014 is set forth in the following table.

Period	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (2)
January 1, 2014 – January 31, 2014	—	—	—	517,041
February 1, 2014 – February 28, 2014	—	—	—	517,041
March 1, 2014 – March 31, 2014	19,341	14.06	—	517,041

Total	19,341	$14.06	—

(1)	During the three months ended March 31, 2014, Mastech purchased 19,341 shares in order to satisfy employee tax withholding obligations upon the vesting of performance shares. These shares were not acquired pursuant to any publicly announced purchase plan or program.
(2)	As of March 31, 2014, the Company had 517,041 shares available for purchase under its existing share repurchase program. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws through December 22, 2014.

ITEM 6.	EXHIBITS

(a) Exhibits

10.1	Office Lease Agreement with PIBP 210 LLC, dated April 2, 2014, is incorporated by reference to Exhibit 10.1 to Mastech’s Form 8-K filed on April 7, 2014.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of May, 2014.

MASTECH HOLDINGS, INC.

May 6, 2014	/s/ D. KEVIN HORNER
D. Kevin Horner Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr. Chief Financial Officer

EXHIBIT INDEX

10.1	Office Lease Agreement with PIBP 210 LLC, dated April 2, 2014, is incorporated by reference to Exhibit 10.1 to Mastech’s Form 8-K filed on April 7, 2014.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.