Form 10-Q
period 2014-06-30
Mastech Holdings, Inc.
filed 2014-07-30
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 25, 2014 was 4,307,819.

MASTECH HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$27,656	$26,135	$56,340	$50,135
Cost of revenues	22,550	21,162	46,009	40,791

Gross profit	5,106	4,973	10,331	9,344
Selling, general and administrative expenses	3,687	3,755	7,518	7,243

Income from operations	1,419	1,218	2,813	2,101
Interest income (expense), net	(23)	(29)	(46)	(54)
Other income (expense), net	37	34	68	46

Income from continuing operations before income taxes	1,433	1,223	2,835	2,093
Income tax expense	540	458	1,073	784

Net income from continuing operations	893	765	1,762	1,309
Income from discontinued operations, net of tax expense of $0, and $23 and $0 and $46	—	24	—	55

Net income	$893	$789	$1,762	$1,364

Earnings per share:
Basic:
Continuing operations	$.21	$.18	$.41	$.31
Discontinued operations	—	.01	—	.01

Total	$.21	$.19	$.41	$.33
Diluted:
Continuing operations	$.20	$.18	$.40	$.31
Discontinued operations	—	.01	—	.01

Total	$.20	$.18	$.40	$.32

Weighted average common shares outstanding:
Basic	4,317	4,180	4,314	4,179

Diluted	4,458	4,289	4,457	4,284

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$893	$789	$1,762	$1,364
Other comprehensive income (loss):
Net unrealized gain/(loss) on cash flow hedges	(17)	(109)	35	(95)
Income tax expense (benefit)	(6)	(42)	14	(37)

Total other comprehensive income (loss), net of taxes	$(11)	$(67)	$21	$(58)

Total comprehensive income	$882	$722	$1,783	$1,306

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,249	$424
Accounts receivable, net of allowance for uncollectible accounts of $330 in 2014 and $358 in 2013	11,396	10,707
Unbilled receivables	3,842	4,304
Prepaid and other current assets	1,000	822
Deferred income taxes	161	143

Total current assets	17,648	16,400
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,699	1,688
Enterprise software	729	723
Leasehold improvements	667	547

	3,095	2,958
Less – accumulated depreciation	(2,828)	(2,784)

Net equipment, enterprise software, and leasehold improvements	267	174
Deferred income taxes	211	248
Deferred financing costs, net	5	19
Non-current deposits	214	210

Total assets	$18,345	$17,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$12
Accounts payable	1,981	2,026
Accrued payroll and related costs	4,570	5,202
Other accrued liabilities	162	304
Deferred revenue	112	47

Total current liabilities	6,825	7,591

Total liabilities	6,825	7,591
Commitments and contingent liabilities (Note 3)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 125,000,000 shares authorized and 5,060,118 shares issued as of June 30, 2014 and 4,974,506 shares issued as of December 31, 2013	51	50
Additional paid-in-capital	12,472	11,924
Retained earnings	2,363	601
Accumulated other comprehensive income	37	16
Treasury stock, at cost; 752,299 shares as of June 30, 2014 and 732,958 as of December 31, 2013	(3,403)	(3,131)

Total shareholders’ equity	11,520	9,460

Total liabilities and shareholders’ equity	$18,345	$17,051

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$1,762	$1,364
Adjustments to reconcile net income to cash provided by (used in) operating activities of continuing operations:
Net (income) from discontinued operations, net of tax	—	(55)
Depreciation and amortization	59	85
Interest amortization of deferred financing costs	14	13
Stock-based compensation expense	172	167
Deferred income taxes, net	(5)	(76)
(Gain) loss on derivative contract	(21)	2
Working capital items:
Accounts receivable and unbilled receivables	(293)	(3,110)
Prepaid and other current assets	(136)	(160)
Accounts payable	(27)	659
Accrued payroll and related costs	(632)	196
Other accrued liabilities	(98)	(38)
Deferred revenue	65	(77)

Net cash flows provided by (used in) operating activities of continuing operations	860	(1,030)
Net cash flows provided by operating activities of discontinued operations	28	191

Net cash flows provided by (used in) operating activities	888	(839)

INVESTING ACTIVITIES:
Recovery of (payments for) non-current deposits	(4)	11
Capital expenditures	(152)	(73)

Net cash flows (used in) investing activities of continuing operations	(156)	(62)
Net cash flows (used in) investing activities of discontinued operations	—	(9)

Net cash flows (used in) investing activities	(156)	(71)

FINANCING ACTIVITIES:
Proceeds from (repayments of) short-term borrowings, net	(12)	869
Purchase of treasury stock	(272)	(16)
Proceeds from the exercise of stock options	14	5
Increase in excess tax benefits related to stock options, net	363	9

Net cash flows provided by financing activities of continuing operations	93	867
Net cash flows provided by financing activities of discontinued operations	—	—

Net cash flows provided by financing activities	93	867

Net change in cash and cash equivalents	825	(43)
Cash and cash equivalents, beginning of period	424	659

Cash and cash equivalents, end of period	$1,249	$616

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

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

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (the “Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the SEC on March 21, 2014. Additionally, our operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014 or for any other period.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the six months ended June 30, 2014.

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

The carrying value of assets and liabilities of discontinued operations included in the June 30, 2014 and December 31, 2013 Condensed Consolidated Balance Sheets were as follows (in thousands):

	At June 30, 2014	At December 31, 2013
ASSETS:
Accounts receivables	$2	$68
Deferred income taxes	—	24
Non-current deposits	19	19

Total	21	111
LIABILITIES:
Accounts payable	5	23
Other accrued liabilities	130	174

Total	135	197

TOTAL NET (LIABILITIES)	$(114)	$(86)

The Condensed Statements of Operations of discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$—	$2,800	$—	$5,805
Costs of revenues	—	2,317	—	4,810

Gross profit	—	483	—	995
Selling, general and administrative expenses	—	435	—	893

Income from operations	—	48	—	102
Other income/(expense)	—	(1)	—	(1)

Income before income taxes	—	47	—	101
Income tax expense	—	23	—	46

Net income	$—	$24	$—	$55

The cash flows provided by (used in) discontinued operations were as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income from discontinued operations	$—	$55
Adjustments to reconcile net income to net cash provided by (used in) operating activities of discontinued operations:
Depreciation and amortization	—	12
Bad debt (credit) expense	—	(25)
Stock-based compensation expense	—	20
Deferred income taxes, net	24	27
Working capital items:
Accounts receivable and unbilled receivables	66	178
Prepaid and other current assets	—	61
Accounts payable	(18)	(72)
Accrued payroll and related costs	—	(63)
Other accrued liabilities	(44)	3
Deferred revenue	—	(5)

Total cash provided by operating activities of discontinued operations	28	191
INVESTING ACTIVITIES:
Payments for non-current deposits	—	(7)
Capital expenditures	—	(2)

Total cash (used in) investing activities of discontinued operations	—	(9)
FINANCING ACTIVITIES:
None	—	—

Total cash flow provided by discontinued operations	$28	$182

3.	Commitments and Contingencies

Lease Commitments

The Company rents certain office space and equipment under non-cancelable leases which provides for future minimum rental payments. On April 2, 2014, the Company entered into a ten year operating lease for 11,495 useable square feet of office space in Pittsburgh, PA. This lease will replace the Company’s existing Corporate Headquarters lease effective August 29, 2014. Annual lease payments over the ten year period will approximate $2 million in the aggregate. The lease is cancelable, with penalty, at the end of year seven and provides the right to sublease throughout the lease term.

Except for the new office lease commitment mentioned above, total lease commitments have not materially changed from the amounts disclosed in the Company’s 2013 Annual Report on Form 10-K.

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the Plan, subject to certain limits under the Code. For the six months ended June 30, 2014 and June 30, 2013, the Company did not provide for any matching contributions.

5.	Mastech Stock Incentive Plan

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which provides that up to 1,000,000 shares of the Company’s common stock shall be allocated for issuance to directors, officers and key personnel. During second quarter 2014, shareholders approved an increase of 200,000 shares of Common Stock that may be issued pursuant to the Plan. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three and six months ended June 30, 2014, there were -0- grants made under this Plan. For the three and six months ended June 30, 2013, there were -0- and 62,500 performance share grants under this Plan, in addition to equitable adjustments to outstanding equity grants issued under the Plan as required to preserve the intrinsic value related to the non-participation in the Company’s December 21, 2012 special distribution to shareholders.

As of June 30, 2014, there were 223,000 shares available for grant under the Plan.

6.	Stock-Based Compensation

Stock-based compensation expense for the three months ended June 30, 2014 and 2013 was $87,000 and $82,000, respectively, and for the six months ended June 30, 2014 and 2013 was $172,000 and $167,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2014, the Company issued 9,869 shares and 85,612 shares related to the exercise of stock options and the vesting of restricted stock and performance share grants. During the three and six months ended June 30, 2013, the Company issued 5,556 and 8,146 shares related to the exercise of stock options and vesting of restricted stock grants.

7.	Income Taxes

The components of income before income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Amounts in Thousands)		(Amounts in Thousands)
Income before income taxes:
Domestic	$1,433	$1,223	$2,835	$2,093
Foreign	—	—	—	—

Income before income taxes	$1,433	$1,223	$2,835	$2,093

The provision for income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Amounts in Thousands)		(Amounts in Thousands)
Current provision:
Federal	$502	$427	$975	$787
State	51	39	103	73

Total current provision	553	466	1,078	860

Deferred (benefit):
Federal	(11)	(7)	(4)	(67)
State	(2)	(1)	(1)	(9)

Total deferred (benefit)	(13)	(8)	(5)	(76)

Total provision for income taxes	$540	$458	$1,073	$784

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three and six months ended June 30, 2014 and 2013 were as follows (amounts in thousands):

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
Income taxes computed at the federal statutory rate	$487	34.0%	$416	34.0%
State income taxes, net of federal tax benefit	49	3.4	38	3.1
Other – net	4	0.3	4	0.3

	$540	37.7%	$458	37.4%

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
Income taxes computed at the federal statutory rate	$964	34.0%	$712	34.0%
State income taxes, net of federal tax benefit	102	3.6	64	3.1
Other – net	7	0.2	8	0.4

	$1,073	37.8%	$784	37.5%

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, are as follows:

(Amounts in thousands)	Six Months Ended June 30, 2014
Balance as of December 31, 2013	$111
Additions related to current period	16
Additions related to prior periods	—
Reductions related to prior periods	—

Balance as of June 30, 2014	$127

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

All derivatives are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Condensed Consolidated Statements of Operations on the same line item and in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of these instruments deemed ineffective are recognized in the Condensed Consolidated Statements of Operations as foreign exchange gains (losses). Hedge effectiveness is assessed based on changes in the fair value of the forward contracts related to the difference between the spot price and the forward price. Forward points (premiums/discounts) are excluded from the assessment of hedge effectiveness and are recognized in the Condensed Consolidated Statements of Operations as foreign exchange gains/(losses).

As of June 30, 2014, the Company’s outstanding contracts mature in six monthly installments of 10 million rupees per month through December 2014, meet the qualifying criteria for hedge accounting and have been deemed to be effective. Accordingly, the Company has recorded other comprehensive pretax gains of $61,000 as of June 30, 2014.

The following table presents information related to foreign currency forward contracts held by the Company:

Outstanding hedge transactions qualifying for hedge accounting as of June 30, 2014 (amounts in thousands):

	Maturity Date Ranges	Rupee Strike Price Ranges	Amount	Net Unrealized Gain/(Loss) June 30, 2014
Forward contracts USD:
From:	July 21, 2014	68.49
To:	December 22, 2014	70.41
Total			$861	$61

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income are as follows (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Location of Gain / (Loss) reclassified in Income (Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income (Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
For the Three Months Ended June 30, 2014:
Currency Forward Contracts	$(17)	SG&A Expense	$9	Other Income/ (Expense)	$34
For the Six Months Ended June 30, 2014:
Currency Forward Contracts	$35	SG&A Expense	$4	Other Income/ (Expense)	$68
For the Three Months Ended June 30, 2013:
Currency Forward Contracts	$(109)	SG&A Expense	$(1)	Other Income/ (Expense)	$30
For the Six Months Ended June 30, 2013:
Currency Forward Contracts	$(95)	SG&A Expense	$4	Other Income/ (Expense)	$41

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2014		December 31, 2013
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Currency Forward Contracts	Prepaid and Other Current Assets	$123	Prepaid and Other Current Assets	$67

The estimated amount of pretax gains as of June 30, 2014 that is expected to be reclassified from other comprehensive income into earnings within the next 12 months is $61,000.

9.	Fair Value Measurements

The Company has adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) related to certain financial and nonfinancial assets and liabilities. ASC 820 establishes the authoritative definition of fair value; sets out a framework for measuring fair value; and expands the required disclosures about fair value measurements. The valuation techniques required by ASC 820 are based on observable and unobservable inputs using the following three-tier hierarchy:

•	Level 1 - Inputs are observable quoted prices (unadjusted) in active markets for identical assets and liabilities.

•	Level 2 - Inputs are observable, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are directly or indirectly observable in the marketplace.

•	Level 3 - Inputs are unobservable that are supported by little or no market activity.

At June 30, 2014 and December 31, 2013, the Company carried the following financial assets at fair value measured on a recurring basis (in thousands):

	Fair Value as of June 30, 2014
	Level 1	Level 2	Level 3
(Amounts in thousands)
Currency Forward Contracts	$0	$123	$0

	Fair Value as of December 31, 2013

	Level 1	Level 2	Level 3
(Amounts in thousands)
Currency Forward Contracts	$0	$67	$0

10.	Shareholders’ Equity

As of June 30, 2014, the Company had 517,041 shares available for purchase under its existing share repurchase program. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws through December 22, 2014. During the three months ended June 30, 2014, the Company repurchased nil shares of common stock. During the six months ended June 30, 2014, the Company repurchased 19,341 shares of common stock at an average price of $14.06 per share. During the three and six months ended June 30, 2013, 2,744 shares were repurchased under this program.

11.	Revenue Concentration

For the three months ended June 30, 2014, the Company had two clients that exceeded 10% of total revenue (Accenture = 11.0% and CGI = 10.1%). For the three months ended June 30, 2013, the Company had one client that exceeded 10% of total revenue (Accenture = 11.2%). For the six months ended June 30, 2014, the Company had one client that exceeded 10% of total revenue (Accenture = 10.7%). For the six months ended June 30, 2013, the Company had two clients that exceeded 10% of total revenue (IBM = 10.4% and Accenture = 10.2%).

The Company’s top ten clients represented approximately 58% and 56% of total revenues for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, the Company’s top ten clients represented approximately 60% and 57% of total revenues, respectively.

12.	Earnings Per Share

The computation of basic earnings per share (“EPS”) is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised and restricted shares vested. The dilutive effect of stock options was calculated using the treasury stock method.

For the three months ended June 30, 2014 and 2013, the computation of diluted earnings per share does not include nil and 22,500 stock options, respectively, as the effect of their inclusion would have been anti-dilutive. For the six months ended June 30, 2014 and 2013, nil and 22,500 stock options, respectively, were not included in the computation of earnings per share.

13.	Subsequent Event

On July 11, 2014, the Company entered into a Second Amended and Restated Loan Agreement (the “Loan Agreement”) with PNC Bank, N.A. (“Bank”), replacing its previous Bank credit facility that was set to expire on August 31, 2014. This new facility expires in three years and provides for up to $20 million of credit, subject to a borrowing base and commitment reductions and mandatory prepayments, as described in the Loan Agreement filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on July 17, 2014. The credit facility includes sub-facilities in aggregate amounts not to exceed (i) $1 million for letters of credit and (ii) $5 million for certain permitted acquisitions. Revolving credit loans made for the purpose of financing permitted acquisitions will be converted into term loans with five year maturities and the credit facility will be reduced by an amount equal to each such converted term loan. The credit facility also includes an accordion feature which may be exercised by the Company to increase the loan commitment by an aggregate amount of up to $10 million, subject to Bank approval.

14.	Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The main objective of this update is to change the criteria for reporting discontinued operations and enhancing convergence of the FASB’s and the International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations.

The amendments in this Update affect an entity that has either of the following:

1)	A component of an entity that either is disposed of or meets the criteria in paragraph 205-20-45-1E to be classified as held for sale.

2)	A business or nonprofit activity that, on acquisition, meets the criteria in paragraph 205-20-45-1E to be classified as held for sale.

The amendments in this Update improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current U.S. GAAP, many disposals, some of which may be routine in nature and not a change in an entity’s strategy, are reported in discontinued operations. The amendments in this Update require expanded disclosures for discontinued operations. The Board concluded that those disclosures should provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations.

The amendments in this Update also require an entity to disclose the pretax profit or loss (or change in net assets for a not-for-profit entity) of an individually significant component of an entity that does not qualify for discontinued operations reporting. The Board concluded that this disclosure should provide users with information about the financial effects of significant disposals that do not qualify for discontinued operations reporting.

The amendments in this Update include several changes to the Accounting Standards Codification to improve the organization and readability of Subtopic 205-20 and Subtopic 360-10, Property, Plant, and Equipment—Overall. For example, the disclosures required by Subtopic 205-20 are organized by the nature of the discontinued operation. Additionally, flowcharts were added to Subtopics 205-20 and 360-10 to help stakeholders implement the disclosure requirements.

A public business entity and a not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market should apply the amendments in this Update prospectively to both of the following:

1)	All disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.

2)	All businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.

An entity should not apply the amendments in this Update to a component of an entity, or a business or nonprofit activity, that is classified as held for sale before the effective date even if the component of an entity, or business or nonprofit activity, is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance.

The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In June 2014, the Financial Accounting Standards Board (FASB) issued Update 2014-12, Compensation—Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. Generally, share-based payment awards require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. Also, an award with a performance target generally requires an employee to render service until the performance target is achieved. In some cases, however, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. That is, the employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. This Update is intended to resolve the diverse accounting treatment of those awards in practice.

The amendments in this Update apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period.

The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period.

For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

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

Recent Developments

On July 11, 2014, the Company entered into a Second Amended and Restated Loan Agreement (the “Loan Agreement”) with PNC Bank, N.A. (“Bank”), replacing its previous Bank credit facility that was set to expire on August 31, 2014. This new facility expires in three years and provides for up to $20 million of credit, subject to a borrowing base and commitment reductions and mandatory prepayments, as described in the Loan Agreement filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on July 17, 2014. The credit facility includes sub-facilities in aggregate amounts not to exceed (i) $1 million for letters of credit and (ii) $5 million for certain permitted acquisitions. Revolving credit loans made for the purpose of financing permitted acquisitions will be converted into term loans with five year maturities and the credit facility will be reduced by an amount equal to each such converted term loan. The credit facility also includes an accordion feature which may be exercised by the Company to increase the loan commitment by an aggregate amount of up to $10 million, subject to Bank approval.

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies and critical accounting estimates are described in Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes to these critical accounting policies during the six months ended June 30, 2014.

Overview:

We are a domestic provider of IT staffing services to mostly large and medium-sized organizations. From July 1986 until our September 2008 spin-off, we conducted our business as subsidiaries of iGATE Corporation. We do not sell, lease or otherwise market computer software or hardware, and 100% of our revenue is derived from the sale of staffing services.

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

Economic Trends and Outlook:

Generally, our business outlook is highly correlated with general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the second half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. In 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. In 2011, 2012 and 2013, activity levels continued to trend up in most technologies and sales channels. During the first six months of 2014, activity levels have stabilized and remain consistent with the second half of 2013.

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

Results of Continuing Operations for the Three Months Ended June 30, 2014 as Compared to the Three Months Ended June 30, 2013:

Revenues:

Revenues for the three months ended June 30, 2014 totaled $27.7 million, compared to $26.1 million for the corresponding three month period in 2013. This 6% year-over-year revenue increase, reflected higher demand for the Company’s services and the corresponding increase in billable consultants on assignment during the 2014 period. Billable consultant headcount at June 30, 2014 totaled 734 consultants compared to 716 consultants, one-year earlier. Additionally, our average bill rate was slightly lower in the 2014 period compared to 2013. During the three-months ended June 30, 2014, our billable consultant headcount declined by approximately 4% sequentially and reflected an early project termination which impacted our consultant-base by 30-consultants during the quarter.

Below is a tabular presentation of revenues by sales channel for the three months ended June 30, 2014 and 2013, respectively:

Revenues (Amounts in millions)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Wholesale IT Channel	$21.6	$19.9
Retail IT Channel	6.0	6.1
Permanent Placements / Fees	0.1	0.1

Total revenues	$27.7	$26.1

Revenues from our wholesale IT channel increased approximately 9% in the three month period ended June 30, 2014 compared to the corresponding 2013 period. Higher revenue levels from both staffing clients (up 9%) and integrator clients (up 8%) were driven by stronger demand for IT services. An early project termination at one of our integrator partners negatively impacted revenues during the 2014 period. Retail IT channel revenues were down approximately 2% during the three months ended June 30, 2014, compared to the period one-year earlier. The decline reflected lower revenues from direct end-user clients. Permanent placement / fee revenues were approximately $0.1 million in both the 2014 and 2013 three month periods ended June 30.

For the three months ended June 30, 2014, the Company had two clients that exceeded 10% of total revenues (Accenture = 11.0% and CGI = 10.1%). For the three months ended June 30, 2013, the Company had one client that exceeded 10% of total revenues (Accenture =11.2%).

The Company’s top ten clients represented approximately 58% and 56% of total revenues for the three months ended June 30, 2014 and 2013, respectively.

Gross Margin:

Gross profits in the second quarter of 2014 totaled $5.1 million, or approximately $0.1 million higher than the second quarter of 2013. Gross profit as a percentage of revenue totaled 18.5% for the three month period ending June 30, 2014, which was 50-basis points below our gross margin performance one year earlier. The continued shift of revenues towards the wholesale channel and consultant compensation increases were responsible for this variance.

Below is a tabular presentation of gross margin by sales channel for the three months ended June 30, 2014 and 2013, respectively:

Gross Margin	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Wholesale IT Channel	17.3%	18.3%
Retail IT Channel	21.6	20.8
Permanent Placements / Fees	100.0	100.0

Total gross margin	18.5%	19.0%

Wholesale IT channel gross margins decreased by 100 basis points for the three months ended June 30, 2014 compared to the 2013 period. The decline reflected both lower margins on new assignments with our integrator clients and consultant compensation increases on existing assignments that have out-paced bill rate increases. Retail IT gross margins were up 80 basis points during the three months ended June 30, 2014 compared to the corresponding 2013 period as margins on MSP assignments continued to strengthen over the last twelve months. Additionally, the Company elected not to pursue new business opportunities with a low-margin MSP client in mid-2013.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the three months ended June 30, 2014 totaled $3.7 million or 13.3% of revenues, compared to $3.8 million or 14.4% of revenues for the three months ended June 30, 2013. Fluctuations within SG&A expense components during the 2014 period, compared to a year earlier, included the following:

•	Sales expense was essentially flat in the 2014 period compared to 2013. Higher salary expense related to our new business development efforts was offset by lower bonus expense.

•	Recruiting expense in the 2014 period was down $0.1 million compared to 2013. A slight decline in domestic staff and lower bonus expense were largely responsible for the decrease.

•	General and administrative expense was flat in 2014 compared to 2013. Higher corporate related expenses were offset by lower bonus expense.

Other Income / (Expense) Components:

Other income / (expense) for the three months ended June 30, 2014 consisted of interest expense of ($23,000) and foreign exchange gains of $37,000. For the three months ended June 30, 2013, other income / (expense) consisted of interest expense of ($29,000) and foreign exchange gains of $34,000.

Income Tax Expense:

Income tax expense for the three months ended June 30, 2014 totaled $540,000, representing an effective tax rate on pre-tax income of 37.7%, compared to $458,000 for the three months ended June 30, 2013, which represented a 37.4% effective tax rate on pre-tax income. A slightly higher aggregate state tax rate in the 2014 period was responsible for the higher effective tax rate.

Results of Continuing Operations for the Six Months Ended June 30, 2014 as Compared to the Six Months Ended June 30, 2013:

Revenues:

Revenues for the six months ended June 30, 2014 totaled $56.3 million, compared to $50.1 million for the corresponding six month period in 2013. This 12% year-over-year revenue increase reflected higher demand for our services and the corresponding increase in billable consultants on assignment during the 2014 period. Additionally, our average bill rate for the six months of 2014 was essentially flat compared to one year earlier.

Below is a tabular presentation of revenues by sales channel for the six months ended June 30, 2014 and 2013, respectively:

Revenues (Amounts in millions)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Wholesale IT Channel	$44.5	$37.8
Retail IT Channel	11.7	12.2
Permanent Placements / Fees	0.1	0.1

Total revenues	$56.3	$50.1

Revenues from our wholesale IT channel increased approximately 18% in the six month period ended June 30, 2014 compared to the corresponding 2013 period. Higher revenue levels from both staffing clients (up 12%) and integrator clients (up 22%) were driven by stronger demand for IT services. An early project termination at one of our integrator partners during the second quarter of 2014 negatively impacted our six month 2014 revenue growth rate. Retail IT channel revenues were down approximately 4% during the six months ended June 30, 2014 compared to the period one-year earlier. The decline reflected lower revenues from direct end-user clients. Permanent placement / fee revenues were approximately $0.1 million in both the 2014 and 2013 six month periods ended June 30.

For the six months ended June 30, 2014, the Company had one client that exceeded 10% of total revenues (Accenture = 10.7%). For the six months ended June 30, 2013, the Company had two clients that exceeded 10% of total revenues (IBM = 10.4% and Accenture =10.2%).

The Company’s top ten clients represented approximately 60% and 57% of total revenues for the six months ended June 30, 2014 and 2013, respectively.

Gross Margin:

Gross profits in the six months ended June 30, 2014 totaled $10.3 million, or approximately $1.0 million higher than the corresponding period of 2013. Gross profit as a percentage of revenue totaled 18.3% for the six month period ending June 30, 2014, which was 30-basis points below our gross margin performance one-year earlier.

Below is a tabular presentation of gross margin by sales channel for the six months ended June 30, 2014 and 2013, respectively:

Gross Margin	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Wholesale IT Channel	17.2%	18.0%
Retail IT Channel	21.7	20.2
Permanent Placements / Fees	100.0	100.0

Total gross margin	18.3%	18.6%

Wholesale IT channel gross margins decreased by 80 basis points for the six months ended June 30, 2014 compared to the 2013 period. The decline reflected lower margins on new assignments with our integrator clients and consultant compensation increases on existing assignments that have out-paced bill rate increases. Retail IT gross margins were up 150 basis points during the six months ended June 30, 2014 compared to the corresponding 2013 period as margins on MSP assignments continued to strengthen over the last twelve months. Additionally, the Company elected not to pursue new business opportunities with a low-margin MSP client in mid-2013.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the six months ended June 30, 2014 totaled $7.5 million or 13.3% of revenues, compared to $7.2 million or 14.4% of revenues for the six months ended June 30, 2013. Fluctuations within SG&A expense components during the 2014 period, compared to a year earlier, included the following:

•	Sales expense increased in the 2014 period by $0.2 million compared to 2013. Higher salary expense, related to our new business development efforts, and higher marketing expenditures were largely responsible for this increase.

•	Recruiting expense in the 2014 period was down $0.1 million compared to 2013. A slight decline in domestic and offshore staff were largely responsible for the decline.

•	General and administrative expense was up $0.2 million in the 2014 period compared to 2013. Higher travel and other corporate related expenses were partially offset by lower bonus expense.

Other Income / (Expense) Components:

Other income / (expense) for the six months ended June 30, 2014 consisted of interest expense of ($46,000) and foreign exchange gains of $68,000. For the six months ended June 30, 2013, Other income / (expense) consisted of interest expense of ($54,000) and foreign exchange gains of $46,000.

Income Tax Expense:

Income tax expense for the six months ended June 30, 2014 totaled $1.1 million, representing an effective tax rate on pre-tax income of 37.8%, compared to $784,000 for the six months ended June 30, 2013, which represented a 37.5% effective tax rate on pre-tax income. A slightly higher aggregate state tax rate in the 2014 period was responsible for the higher effective tax rate.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

At June 30, 2014, the Company had cash balances on hand of $1.2 million, no outstanding debt and approximately $16.0 million of borrowing capacity under our existing credit facility.

Historically, we have funded our business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At June 30, 2014, our accounts receivable “days sales outstanding” (“DSO’s”) measurement improved to 50-days from 56-days a quarter ago. This improvement in DSO’s favorably impacted cash flows during the three months ended June 30, 2014 by approximately $1.8 million.

Cash provided by operating activities, cash balances on hand and current availability under our existing credit facility will be adequate to fund our business needs over the next twelve months.

Cash flows provided by (used in) operating activities:

Cash provided by (used in) operating activities for the six months ended June 30, 2014 totaled $0.9 million compared to cash used of ($1.0 million) during the six months ended June 30, 2013. Elements of cash flows in the 2014 period were net income of $1.8 million, non-cash charges of $0.2 million, and an offsetting increase in operating working capital levels of ($1.1 million). During the six months ended June 30, 2013, elements of cash flows were net income of $1.3 million, non-cash charges of $0.2 million, and an offsetting increase in operating working capital levels of ($2.5 million). The operating working capital increases in both 2014 and 2013 reflected higher account receivable balances in support of our revenue growth.

Discontinued operations for the six months ended June 30, 2014 provided $28,000 of cash, compared to $191,000 in the 2013 period.

Cash flows used in investing activities:

Cash used in investing activities for the six months ended June 30, 2014 totaled $156,000 compared to $62,000 for the six months ended a year earlier. In both 2014 and 2013, capital expenditures accounted for essentially all of our cash needs. The increase in the 2014 period compared to 2013 reflected expenditures made related to our new Pittsburgh, PA office facility.

Cash flows provided by (used in) financing activities:

Cash provided by financing activities for the six months ended June 30, 2014 totaled $93,000 and largely consisted of proceeds and excess tax benefits related to the exercise of stock options / vesting of restricted shares, partially offset by the repurchase of common stock of ($272,000). Cash provided by financing activities for the six months ended June 30, 2013 totaled $867,000 and largely related to proceeds from short-term borrowings.

Contractual Obligations and Off-Balance Sheet Arrangements:

The Company rents certain office space and equipment under non-cancelable leases which provides for future minimum rental payments. Except for an office lease executed on April 2, 2014 as described in Note 3 “Commitments and Contingencies”, total lease commitments have not materially changed from the amounts disclosed in the Company’s 2013 Annual Report on Form 10-K.

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

Recently Issued Accounting Standards:

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The main objective of this update is to change the criteria for reporting discontinued operations and enhancing convergence of the FASB’s and the International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations.

The amendments in this Update affect an entity that has either of the following:

1)	A component of an entity that either is disposed of or meets the criteria in paragraph 205-20-45-1E to be classified as held for sale.

2)	A business or nonprofit activity that, on acquisition, meets the criteria in paragraph 205-20-45-1E to be classified as held for sale.

The amendments in this Update improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current U.S. GAAP, many disposals, some of which may be routine in nature and not a change in an entity’s strategy, are reported in discontinued operations. The amendments in this Update require expanded disclosures for discontinued operations. The Board concluded that those disclosures should provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations.

The amendments in this Update also require an entity to disclose the pretax profit or loss (or change in net assets for a not-for-profit entity) of an individually significant component of an entity that does not qualify for discontinued operations reporting. The Board concluded that this disclosure should provide users with information about the financial effects of significant disposals that do not qualify for discontinued operations reporting.

The amendments in this Update include several changes to the Accounting Standards Codification to improve the organization and readability of Subtopic 205-20 and Subtopic 360-10, Property, Plant, and Equipment—Overall. For example, the disclosures required by Subtopic 205-20 are organized by the nature of the discontinued operation. Additionally, flowcharts were added to Subtopics 205-20 and 360-10 to help stakeholders implement the disclosure requirements.

A public business entity and a not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market should apply the amendments in this Update prospectively to both of the following:

1)	All disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.

2)	All businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.

An entity should not apply the amendments in this Update to a component of an entity, or a business or nonprofit activity, that is classified as held for sale before the effective date even if the component of an entity, or business or nonprofit activity, is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance.

The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In June 2014, the Financial Accounting Standards Board (FASB) issued Update 2014-12, Compensation—Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. Generally, share-based payment awards require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. Also, an award with a performance target generally requires an employee to render service until the performance target is achieved. In some cases, however, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. That is, the employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. This Update is intended to resolve the diverse accounting treatment of those awards in practice.

The amendments in this Update apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period.

The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period.

For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value.

Our cash flow and earnings are subject to fluctuations due to exchange rate variations. Foreign currency risk exists by nature of our global recruitment centers. We attempt to limit our exposure to currency exchange fluctuations in the Indian rupee (“Rupee”) via the purchase of foreign currency forward contracts. These forward contracts have been designated as cash flow hedging instruments and are used to mitigate overall foreign currency risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency forward contracts held by the Company as of June 30, 2014:

Currency (in thousands)	Amount (in Rupees)	Amount (in USD)
Currency Forward Contracts	INR 60,000	$861

Effect of Hypothetical Currency Rate Fluctuations

As of June 30, 2014, the potential gain or loss in the fair value of the Company’s outstanding foreign currency forward contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be as follows (amounts in thousands):

	Valuation given X% decrease in Rupee/USD Rate				Fair Value as of June 30, 2014	Valuation given X% increase in Rupee/USD Rate
	10%	5%	2%	1%		1%	2%	5%	10%
Rupee to USD Rate	54.88	57.93	59.76	60.37	60.98	61.59	62.20	64.03	67.08
Fair value of derivative instruments	$232	$175	$143	$133	$123	$113	$104	$76	$33

ITEM 4:	CONTROLS AND PROCEDURES

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our common stock repurchased during the second quarter of 2014 is set forth in the following table.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs
April 1, 2014 – April 30, 2014	—	—	—	517,041
May 1, 2014 – May 31, 2014	—	—	—	517,041
June 1, 2014 – June 30, 2014	—	—	—	517,041

Total	—	—	—

ITEM 6.	EXHIBITS

(a) Exhibits

10.1	Office Lease Agreement with PIBP 210 LLC, dated April 2, 2014, is incorporated by reference to Exhibit 10.1 to Mastech’s Form 8-K filed on April 7, 2014.

10.2	Second Amended and Restated Loan Agreement, dated July 11, 2014, by and among Mastech Holdings, Inc., Mastech, Inc., Mastech Alliance, Inc., Mastech Trademark Systems, Inc., and PNC Bank, National Association, is incorporated by reference to Exhibit 10.1 to Mastech’s Form 8-K filed on July 17, 2014.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of July, 2014.

MASTECH HOLDINGS, INC.

July 30, 2014	/s/ D. KEVIN HORNER
D. Kevin Horner
Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer

EXHIBIT INDEX

10.1	Office Lease Agreement with PIBP 210 LLC, dated April 2, 2014, is incorporated by reference to Exhibit 10.1 to Mastech’s Form 8-K filed on April 7, 2014.

10.2	Second Amended and Restated Loan Agreement, dated July 11, 2014, by and among Mastech Holdings, Inc., Mastech, Inc., Mastech Alliance, Inc., Mastech Trademark Systems, Inc., and PNC Bank, National Association, is incorporated by reference to Exhibit 10.1 to Mastech’s Form 8-K filed on July 17, 2014.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.