Form 10-Q
period 2014-09-30
Mastech Holdings, Inc.
filed 2014-10-31
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-34099

MASTECH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	26-2753540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1305 Cherrington Parkway, Building 210, Suite 400 Moon Township, Pennsylvania	15108
(Address of principal executive offices)	(Zip Code)

(412) 787-2100

(Registrant’s telephone number, including area code)

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 24, 2014 was 4,306,798.

MASTECH HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$28,634	$28,283	$84,974	$78,418
Cost of revenues	23,407	22,948	69,416	63,739

Gross profit	5,227	5,335	15,558	14,679
Selling, general and administrative expenses	3,788	3,659	11,306	10,902

Income from operations	1,439	1,676	4,252	3,777
Interest income (expense), net	(21)	(23)	(67)	(77)
Other income (expense), net	(12)	(42)	56	4

Income from continuing operations before income taxes	1,406	1,611	4,241	3,704
Income tax expense	527	612	1,600	1,396

Income from continuing operations	879	999	2,641	2,308
Income from discontinued operations net of tax expense of $0, $22, $0 and $68	—	39	—	94
Gain on sale of discontinued operations, net of tax expense of $0, $43, $0 and $43	—	442	—	442

Income from discontinued operations	—	481	—	536

Net income	$879	$1,480	$2,641	$2,844

Earnings per share:
Basic:
Continuing operations	$.20	$.24	$.61	$.55
Discontinued operations	—	.11	—	.13

Total	$.20	$.35	$.61	$.68

Diluted:
Continuing operations	$.20	$.23	$.59	$.54
Discontinued operations	—	.11	—	.12

Total	$.20	$.34	$.59	$.66

Weighted average common shares outstanding:
Basic	4,330	4,190	4,319	4,183

Diluted	4,464	4,320	4,461	4,301

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$879	$1,480	$2,641	$2,844
Other comprehensive income (loss):
Net unrealized gain/(loss) on cash flow hedges	(51)	20	(16)	(75)
Income tax expense (benefit)	(20)	8	(6)	(29)

Total other comprehensive income (loss), net of taxes	$(31)	$12	$(10)	$(46)

Total comprehensive income	$848	$1,492	$2,631	$2,798

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,548	$424
Accounts receivable, net of allowance for uncollectible accounts of $260 in 2014 and $358 in 2013	11,315	10,707
Unbilled receivables	4,459	4,304
Prepaid and other current assets	940	822
Deferred income taxes	161	143

Total current assets	19,423	16,400
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	914	1,688
Enterprise software	549	723
Leasehold improvements	255	547

	1,718	2,958
Less – accumulated depreciation	(1,220)	(2,784)

Net equipment, enterprise software, and leasehold improvements	498	174
Deferred income taxes	197	248
Deferred financing costs, net	56	19
Non-current deposits	211	210

Total assets	$20,385	$17,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$12
Accounts payable	1,478	2,026
Accrued payroll and related costs	6,245	5,202
Other accrued liabilities	296	304
Deferred revenue	175	47

Total current liabilities	8,194	7,591

Total liabilities	8,194	7,591
Commitments and contingent liabilities (Note 3)

Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 125,000,000 shares authorized and 5,091,368 shares issued as of September 30, 2014 and 4,974,506 shares issued as of December 31, 2013	51	50
Additional paid-in-capital	12,686	11,924
Retained earnings	3,242	601
Accumulated other comprehensive income	6	16
Treasury stock, at cost; 784,570 shares as of September 30, 2014 and 732,958 as of December 31, 2013	(3,794)	(3,131)

Total shareholders’ equity	12,191	9,460

Total liabilities and shareholders’ equity	$20,385	$17,051

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$2,641	$2,844
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
(Net income) from discontinued operations, net of tax	—	(536)
Depreciation and amortization	91	123
Interest amortization of deferred financing costs	23	21
Stock-based compensation expense	295	257
Deferred income taxes, net	9	(65)
Loss on derivative contract	11	21
Loss on fixed asset retirements	8	1
Working capital items:
Accounts receivable and unbilled receivables	(829)	(3,301)
Prepaid and other current assets	(138)	(265)
Accounts payable	(530)	644
Accrued payroll and related costs	1,043	2,016
Other accrued liabilities	33	(41)
Deferred revenue	128	(125)

Net cash flows provided by operating activities of continuing operations	2,785	1,594
Net cash flows provided by operating activities of discontinued operations	31	979

Net cash flows provided by operating activities	2,816	2,573

INVESTING ACTIVITIES:
(Payment for) recovery of non-current deposits	(1)	14
Capital expenditures	(423)	(78)

Net cash flows (used in) investing activities of continuing operations	(424)	(64)
Net cash flows provided by investing activities of discontinued operations	—	996

Net cash flows provided by (used in) investing activities	(424)	932

FINANCING ACTIVITIES:
Repayments of short-term borrowings, net	(12)	(2,610)
Payment of deferred financing costs	(60)	—
Purchase of treasury stock	(663)	(16)
Proceeds from the exercise of stock options	13	16
Increase in excess tax benefits related to stock options/restricted shares, net	454	60

Net cash flows (used in) financing activities of continuing operations	(268)	(2,550)
Net cash flows (used in) financing activities of discontinued operations	—	—

Net cash flows (used in) financing activities	(268)	(2,550)

Net change in cash and cash equivalents	2,124	955
Cash and cash equivalents, beginning of period	424	659

Cash and cash equivalents, end of period	$2,548	$1,614

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

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

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (the “Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments considered necessary for a fair presentation, have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the SEC on March 21, 2014. Additionally, our operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014 or for any other period.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the nine months ended September 30, 2014.

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

The healthcare staffing business meets the criteria for being reported as a discontinued operation and has been segregated from continuing operations. Accordingly, the Condensed Consolidated Statements of Operations and Cash Flows for all periods presented have been recast to reflect the presentation of discontinued operations. Unless otherwise indicated, all disclosures in these Notes to Condensed Consolidated Financial Statements relate to the Company’s continuing operations.

The carrying value of assets and liabilities of discontinued operations included in the September 30, 2014 and December 31, 2013 Condensed Consolidated Balance Sheets were as follows (in thousands):

	At September 30, 2014	At December 31, 2013
ASSETS:
Accounts receivables	$2	$68
Deferred income taxes	—	24
Non-current deposits	19	19

Total	21	111
LIABILITIES:
Accounts payable	5	23
Other accrued liabilities	133	174

Total	138	197

TOTAL NET (LIABILITIES)	$(117)	$(86)

The Condensed Statements of Operations of discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$—	$1,253	$—	$7,058
Costs of revenues	—	1,045	—	5,856

Gross profit	—	208	—	1,202
Selling, general and administrative expenses	—	147	—	1,040

Income before income taxes	—	61	—	162
Income tax expense	—	22	—	68

Net income	$—	$39	$—	$94

The August 2013 gain on the sale of the healthcare business was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pretax gain on sale transaction	$—	$485	$—	$485
Income tax expense	—	43	—	43

Net gain	$—	$442	$—	$442

Income tax expense on the sale transaction included the utilization of $147,000 of tax benefits (capital loss carry-forwards) which were previously deemed non-realizable by the Company.

The cash flows provided by (used in) discontinued operations were as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income from discontinued operations	$—	$536
Adjustments to reconcile net income to net cash provided by (used in) operating activities of discontinued operations:
Depreciation and amortization	—	16
Bad debt (credit) expense	—	(25)
Stock-based compensation expense	—	(15)
Deferred income taxes, net	24	(25)
(Gain) on sale of discontinued operations, net of tax	—	(442)
Working capital items:
Accounts receivable and unbilled receivables	66	1,291
Prepaid and other current assets	—	41
Accounts payable	(18)	(89)
Accrued payroll and related costs	—	(363)
Other accrued liabilities	(41)	54

Total cash provided by operating activities of discontinued operations	31	979
INVESTING ACTIVITIES:
(Payment for) recovery of non-current deposits	—	(10)
Capital expenditures	—	(3)
Proceeds from sale of discontinued operations	—	1,009

Total cash provided by investing activities of discontinued operations	—	996
FINANCING ACTIVITIES:
None	—	—

Total cash flow provided by discontinued operations	$31	$1,975

3.	Commitments and Contingencies

Lease Commitments

The Company rents certain office space and equipment under non-cancelable leases which provides for future minimum rental payments. On April 2, 2014, the Company entered into a ten year operating lease for 11,495 useable square feet of office space in suburban Pittsburgh, PA. This lease replaced the Company’s existing Corporate Headquarters lease effective August 29, 2014. Annual lease payments over the ten year period will approximate $2 million in the aggregate. The lease is cancelable, with penalty, at the end of year seven and provides the right to sublease throughout the lease term.

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. For the nine months ended September 30, 2014 and September 30, 2013, the Company did not provide for any matching contributions.

5.	Mastech Stock Incentive Plan

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 1,200,000 shares of the Company’s common stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three and nine months ended September 30, 2014, there were 45,000 restricted share grants made under this Plan. For the three and nine months ended September 30, 2013, the Company granted -0- and 62,500 performance shares to an executive officer.

As of September 30, 2014, there were 178,000 shares available for grant under the Plan.

6.	Stock-Based Compensation

Stock-based compensation expense for the three months ended September 30, 2014 and 2013 was $123,000 and $90,000, respectively, and for the nine months ended September 30, 2014 and 2013 was $295,000 and $257,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2014, the Company issued 31,250 shares and 116,862 shares related to the exercise of stock options and vesting of restricted stock/performance share grants. During the three and nine months ended September 30, 2013, the Company issued 17,501 shares and 25,647 shares related to the exercise of stock options and vesting of restricted stock grants.

7.	Credit Facility

On July 11, 2014, the Company entered into a Second Amended and Restated Loan Agreement (the “Loan Agreement”) with PNC Bank, N.A. (“PNC”), replacing its previous credit facility with PNC that was set to expire on August 31, 2014. The new facility expires in three years and provides for up to $20 million of credit, subject to borrowing base limits and commitment reductions and mandatory prepayments, as described in the Loan Agreement filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on July 17, 2014.

Advances under revolving credit loans are limited to a borrowing base that consist of the sum of 85% of eligible accounts receivable and 60% of eligible unbilled accounts. The credit facility includes sub-facilities in aggregate amounts not to exceed (i) $1 million for letters of credit and (ii) $5 million for permitted acquisitions. Revolving credit loans made for the purpose of financing permitted acquisitions will be converted into term loans with five year maturities and the credit facility will be reduced by an amount equal to each converted term loan. The credit facility also includes an accordion feature which may be exercised by the Company to increase the loan commitment by an aggregate amount of up to $10 million, subject to PNC’s approval.

Interest on borrowings will be charged at a rate equal to, at the Company’s election, either (a) the higher of PNC’s prime rate or the federal funds rate plus 0.50%, plus an applicable margin; or (b) adjusted LIBOR plus an applicable margin. The applicable margin on the base rate is between 0.25% and 0.75% on revolving credit loans and between 0.75% and 1.25% on the term loans. The applicable margin on the adjusted LIBOR rate is between 1.25% and 1.75% on revolving credit loans and between 1.75% and 2.25% on the term loans. The actual applicable margin is based on the Company’s senior leverage ratio, as defined in the Loan Agreement. A 20 basis point per annum commitment fee on the unused portion of the facility is charged and due quarterly in arrears. As of September 30, 2014, the Company had no outstanding borrowings under the revolving credit loan facility and unused borrowing availability of $17.4 million.

The Loan Agreement contains standard financial covenants, including but not limited to, covenants related to the Company’s leverage ratio, senior leverage ratio and fixed charge ratio (as defined under the Loan Agreement) and limitations on liens, indebtedness, guarantees and contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of September 30, 2014, the Company was in compliance with all provisions under the facility.

In connection with securing this facility, the Company incurred transaction costs totaling $60,000. These costs are being amortized as interest expense over the three-year life of the credit facility.

8.	Income Taxes

The components of income before income taxes from continuing operations, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Amounts in Thousands)		(Amounts in Thousands)
Income before income taxes:
Domestic	$1,406	$1,611	$4,241	$3,704
Foreign	—	—	—	—

Income before income taxes	$1,406	$1,611	$4,241	$3,704

The provision for income taxes from continuing operations, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Amounts in Thousands)		(Amounts in Thousands)
Current provision:
Federal	$469	$543	$1,444	$1,330
State	44	58	147	131

Total current provision	513	601	1,591	1,461

Deferred provision:
Federal	12	10	8	(57)
State	2	1	1	(8)

Total deferred provision (benefit)	14	11	9	(65)

Total provision for income taxes	$527	$612	$1,600	$1,396

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes from continuing operations for the three and nine months ended September 30, 2014 and 2013 were as follows (amounts in thousands):

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
Income taxes computed at the federal statutory rate	$478	34.0%	$548	34.0%
State income taxes, net of federal tax benefit	46	3.3	59	3.7
Other – net	3	0.2	5	0.3

	$527	37.5%	$612	38.0%

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
Income taxes computed at the federal statutory rate	$1,442	34.0%	$1,259	34.0%
State income taxes, net of federal tax benefit	148	3.5	123	3.3
Other – net	10	0.2	14	0.4

	$1,600	37.7%	$1,396	37.7%

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, are as follows:

(Amounts in thousands)	Nine Months Ended September 30, 2014
Balance as of December 31, 2013	$111
Additions related to current period	33
Additions related to prior periods	—
Reductions related to prior periods	(13)

Balance as of September 30, 2014	$131

Although it is difficult to anticipate the final outcome of these uncertain tax positions, the Company believes that the total amount of unrecognized tax benefits could be reduced by approximately $38,000 during the next twelve months due to the expiration of the statute of limitations.

9.	Derivative Instruments and Hedging Activities

The Company enters into foreign currency forward contracts (“derivative contracts”) to mitigate and manage the risk of changes in foreign exchange rates related to highly probable expenditures in support of its Indian-based global recruitment operations. These forward contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”.

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

As of September 30, 2014, the Company’s outstanding contracts total 96 million Indian rupees (10 million rupees per month mature in three equal installments from October 2014 through December 2014 and 5.5 million rupees per month mature in twelve equal installments from January 2015 through December 2015).

The following table presents information related to foreign currency forward contracts held by the Company:

Outstanding hedge transactions qualifying for hedge accounting as of September 30, 2014 (amounts in thousands):

	Maturity Date Ranges	Rupee Strike Price Ranges	Amount	Net Unrealized Gain/(Loss) September 30, 2014
Forward contracts USD:
From:	October 20, 2014
To:	December 18, 2015	62.35 – 70.41
Total			$1,458	$11

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income are as follows (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Location of Gain / (Loss) reclassified in Income (Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income (Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
For the Three Months Ended September 30, 2014:
Currency Forward Contracts	$(51)	SG&A Expense	$29	Other Income/ (Expense)	$(1)
For the Nine Months Ended September 30, 2014:
Currency Forward Contracts	$(16)	SG&A Expense	$33	Other Income/ (Expense)	$67
For the Three Months Ended September 30, 2013:
Currency Forward Contracts	$20	SG&A Expense	$(16)	Other Income/ (Expense)	$(40)
For the Nine Months Ended September 30, 2013:
Currency Forward Contracts	$(75)	SG&A Expense	$(12)	Other Income/ (Expense)	$1

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2014		December 31, 2013
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Currency Forward Contracts	Prepaid and Other Current Assets	$39	Prepaid and Other Current Assets	$67

The estimated amount of pretax gains as of September 30, 2014 that are expected to be reclassified from other comprehensive (loss) into earnings within the next 12 months is $13,000.

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

At September 30, 2014 and December 31, 2013, the Company carried the following financial assets at fair value measured on a recurring basis (in thousands):

	Fair Value as of September 30, 2014
	Level 1	Level 2	Level 3
(Amounts in thousands)
Currency Forward Contracts	$0	$39	$0

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3
(Amounts in thousands)
Currency Forward Contracts	$0	$67	$0

11.	Shareholders’ Equity

As of September 30, 2014, the Company had 494,611 shares available for purchase under its existing share repurchase program. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws through December 22, 2014. During the three and nine months ended September 30, 2014, the Company repurchased 22,430 shares of common stock under the program at an average price of $11.86 per share. Additionally, during the three and nine months ended September 30, 2014, the Company purchased an additional 9,841 shares and 29,182 shares, respectively, to satisfy employee tax obligations related to the vesting of performance shares. These purchases were made at an average share price of $12.78 and $13.63, respectively. During the three and nine months ended September 30, 2013, -0- and 2,744 shares were repurchased under this program.

12.	Revenue Concentration

For the three months ended September 30, 2014, the Company had three clients that exceeded 10% of total revenues (Accenture = 12.4%, TEK Systems = 10.5% and CGI = 10.2%). For the three months ended September 30, 2013, the Company had one client that exceeded 10% of total revenues (Accenture =12.6%). For the nine months ended September 30, 2014, the Company had one client that exceeded 10% of total revenues (Accenture = 11.3%). For the nine months ended September 30, 2013, the Company had one client that exceeded 10% of total revenues (Accenture =11.1%).

The Company’s top ten clients represented approximately 60% and 56% of total revenues for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, the Company’s top ten clients represented approximately 60% and 57% of total revenues, respectively.

13.	Earnings Per Share

The computation of basic earnings per share is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised and restricted shares vested. The dilutive effect of stock options was calculated using the treasury stock method.

For the three and nine months ended September 30, 2014 and 2013, there were no anti-dilutive stock options excluded from the computation of diluted earnings per share.

14.	Subsequent Event

On October 22, 2014, the Company’s Board of Directors agreed to extend the duration of the Company’s existing Share Repurchase Program for an additional two years, through December 22, 2016. Currently there are approximately 495,000 shares yet to be purchased under the program.

15.	Recently Issued Accounting Standards

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

The amendments in this Update affect an entity that has either of the following:

1)	A component of an entity that either is disposed of or meets the criteria in paragraph 205-20-45-1E to be classified as held for sale.

2)	A business activity that, on acquisition, meets the criteria in paragraph 205-20-45-1E to be classified as held for sale.

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

The amendments in this Update also require an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The Board concluded that this disclosure should provide users with information about the financial effects of significant disposals that do not qualify for discontinued operations reporting.

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

A public business entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market should apply the amendments in this Update prospectively to both of the following:

1)	All disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.

2)	All businesses that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.

An entity should not apply the amendments in this Update to a component of an entity, or a business activity, that is classified as held for sale before the effective date even if the component of an entity, or business activity, is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance.

The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). Previous revenue recognition requirements in U.S. generally accepted accounting principles (GAAP) differ from those in International Financial Reporting Standards (IFRS), and both sets of requirements were in need of improvement. Previous revenue recognition guidance in U.S. GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited guidance and, consequently, the two main revenue recognition standards, IAS 18, Revenue, and IAS 11, Construction Contracts, could be difficult to apply to complex transactions. Additionally, IAS 18 provides limited guidance on important revenue topics such as accounting for multiple-element arrangements. Accordingly, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS.

The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU provides specific steps to follow in order for an entity to achieve this core principle.

For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.

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

Recent Developments

On July 11, 2014, the Company entered into a Second Amended and Restated Loan Agreement (the “Loan Agreement”) with PNC Bank, N.A. (“Bank”), replacing its previous Bank credit facility that was set to expire on August 31, 2014. This new facility expires in three years and provides for up to $20 million of credit, subject to a borrowing base and commitment reductions and mandatory prepayments, as described in the Loan Agreement filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on July 17, 2014. See Note 7 of the accompanying financial statements for additional details.

On October 22, 2014, the Company’s Board of Directors agreed to extend the duration of the Company’s existing Share Repurchase Program for an additional two years, through December 22, 2016. Currently there are approximately 495,000 shares yet to be purchased under the program.

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies and critical accounting estimates are described in Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes to these critical accounting policies during the nine months ended September 30, 2014.

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

Economic Trends and Outlook:

Generally, our business outlook is highly correlated with general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the second half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. In 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. In 2011, 2012 and 2013, activity levels continued to trend -up in most technologies and sales channels. During the first nine months of 2014, activity levels have stabilized and remain largely consistent with the second half of 2013.

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

Results of Continuing Operations for the Three Months Ended September 30, 2014 as Compared to the Three Months Ended September 30, 2013:

Revenues:

Revenues for the three months ended September 30, 2014 totaled $28.6 million, compared to $28.3 million for the corresponding three month period in 2013. This modest year-over-year revenue increase reflected higher demand for the Company’s services and the corresponding increase in billable consultants on assignment during the 2014 period, partially offset by a lower average bill rate. Additionally, an early project termination during the second quarter of 2014 had a negative impact on this quarter’s revenue performance. Billable consultant headcount at September 30, 2014 totaled 761 consultants compared to 734 consultants, one-year earlier. During the three months ended September 30, 2104, billable consultants on assignment increased by approximately 4-percent.

Below is a tabular presentation of revenues by sales channel for the three months ended September 30, 2014 and 2013, respectively:

Revenues (Amounts in millions)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Wholesale IT Channel	$22.5	$22.2
Retail IT Channel	6.0	6.0
Permanent Placements / Fees	0.1	0.1

Total revenues	$28.6	$28.3

Revenues from our wholesale IT channel increased slightly in the three month period ended September 30, 2014 compared to the corresponding 2013 period. Higher revenue levels from our staffing clients (up 5%) were partially offset by modest declines from our integrator clients (down 2%). An early project termination at one of our integrator partners negatively impacted this channel’s revenues during the 2014 period. Retail IT channel revenues were flat during the three months ended September 30, 2014, compared to the period one-year earlier as lower revenues from direct end-user clients were essentially off-set by higher revenues from MSP clients. Permanent placement / fee revenues were approximately $0.1 million in both the 2014 and 2013 three month periods ended September 30.

For the three months ended September 30, 2014, the Company had three clients that exceeded 10% of total revenues (Accenture = 12.4%, TEK Systems = 10.5% and CGI = 10.2%). For the three months ended September 30, 2013, the Company had one client that exceeded 10% of total revenues (Accenture =12.6%).

The Company’s top ten clients represented approximately 60% and 56% of total revenues for the three months ended September 30, 2014 and 2013, respectively.

Gross Margin:

Gross profits in the third quarter of 2014 totaled $5.2 million, or approximately $0.1 million lower than the third quarter of 2013. Gross profit as a percentage of revenue totaled 18.3% for the three month period ending September 30, 2014, which was 60-basis points below our gross margin performance one-year earlier. The margin compression was due to lower margins on new assignments in our wholesale channel and consultant compensation increases in excess of bill rate increases (particularly in the wholesale IT channel).

Below is a tabular presentation of gross margin by sales channel for the three months ended September 30, 2014 and 2013, respectively:

Gross Margin	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Wholesale IT Channel	16.9%	18.1%
Retail IT Channel	21.8	20.8
Permanent Placements / Fees	100.0	100.0

Total gross margin	18.3%	18.9%

Wholesale IT channel gross margins decreased by 120 basis points for the three months ended September 30, 2014 compared to the 2013 period. This decline reflected both lower margins on new assignments with our integrator clients and consultant compensation increases on existing assignments that have out-paced bill rate increases. Retail IT gross margins were up 100 basis points during the three months ended September 30, 2014 compared to the corresponding 2013 period as margins on new MSP assignments continued to strengthen over the last twelve months, partially offset by consultant compensation increases on existing assignments. Additionally, the Company elected not to pursue new business opportunities with a low-margin MSP client in mid-2013, which favorably impacted overall margins in this channel during 2014.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the three months ended September 30, 2014 totaled $3.8 million or 13.2% of revenues, compared to $3.7 million or 12.9% of revenues for the three months ended September 30, 2013. Fluctuations within SG&A expense components during the 2014 period, compared to a year earlier, included the following:

•	Sales expense in the 2014 period was flat compared to 2013. Higher salary expense related to our new business development efforts was essentially offset by lower bonus expense.

•	Recruiting expense in the 2014 period was flat compared to 2013. Higher visa processing fees were offset by a decline in domestic staff and lower bonus expense.

•	General and administrative expense was up $0.1 million in 2014 compared to 2013. Higher facility expenses and corporate related costs (legal / outside services) were partially offset by lower bonus expense.

Other Income / (Expense) Components:

Other income / (expense) for the three months ended September 30, 2014 consisted of interest expense of ($21,000) foreign exchange losses of ($4,000) and ($8,000) of losses on the disposal of fixed assets, largely related to the move to our new Corporate Headquarters. For the three months ended September 30, 2013, other income / (expense) consisted of interest expense of ($23,000) and foreign exchange losses of ($42,000). The foreign exchange gains and losses were due to fluctuations in the Indian Rupee against the U.S. Dollar.

Income Tax Expense:

Income tax expense for the three months ended September 30, 2014 totaled $527,000, representing an effective tax rate on pre-tax income of 37.5%, compared to $612,000 for the three months ended September 30, 2013, which represented a 38.0% effective tax rate on pre-tax income. A slightly lower aggregate state tax rate in the 2014 period was responsible for the lower effective tax rate.

Results of Continuing Operations for the Nine Months Ended September 30, 2014 as Compared to the Nine Months Ended September 30, 2013:

Revenues:

Revenues for the nine months ended September 30, 2014 totaled $85.0 million, compared to $78.4 million for the corresponding nine month period in 2013. This 8% year-over-year revenue increase reflected higher demand for our services and the corresponding increase in billable consultants on assignment during the 2014 period. Partially offsetting this higher demand was a major assignment end in the second quarter of 2014 and a slightly lower average bill rate in the 2014 period compared to one-year earlier.

Below is a tabular presentation of revenues by sales channel for the nine months ended September 30, 2014 and 2013, respectively:

Revenues (Amounts in millions)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Wholesale IT Channel	$67.0	$60.0
Retail IT Channel	17.8	18.3
Permanent Placements / Fees	0.2	0.1

Total revenues	$85.0	$78.4

Revenues from our wholesale IT channel increased approximately 12% in the nine month period ended September 30, 2014 compared to the corresponding 2013 period. Higher revenue levels from both staffing clients (up 9%) and integrator clients (up 13%) were driven by stronger demand for IT services. An early project termination at one of our integrator partners during the second quarter of 2014 negatively impacted our nine month 2014 revenue growth rate. Retail IT channel revenues were down approximately 3% during the nine months ended September 30, 2014 compared to the period one-year earlier. The decline reflected lower revenues from direct end-user clients, partially offset by higher revenues from our MSP clients. Permanent placement / fee revenues were up approximately $0.1 million in the 2014 period compared to the corresponding period in 2013.

For the nine months ended September 30, 2014, the Company had one client that exceeded 10% of total revenues (Accenture = 11.3%). For the nine months ended September 30, 2013, the Company had one client that exceeded 10% of total revenues (Accenture =11.1%).

The Company’s top ten clients represented approximately 60% and 57% of total revenues for the nine months ended September 30, 2014 and 2013, respectively.

Gross Margin:

Gross profits for the nine months ended September 30, 2014 totaled $15.6 million, or approximately $0.9 million higher than the corresponding period of 2013. Gross profit as a percentage of revenue totaled 18.3% for the nine month period ending September 30, 2014, which were 40-basis points below our gross margin performance one-year earlier.

Below is a tabular presentation of gross margin by sales channel for the nine months ended September 30, 2014 and 2013, respectively:

Gross Margin	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Wholesale IT Channel	17.1%	18.0%
Retail IT Channel	21.7	20.4
Permanent Placements / Fees	100.0	100.0

Total gross margin	18.3%	18.7%

Wholesale IT channel gross margins decreased by 90 basis points for the nine months ended September 30, 2014 compared to the 2013 period. This decline reflected lower margins on new assignments with our integrator clients and consultant compensation increases on existing assignments that have out-paced bill rate increases. Retail IT gross margins were up 130 basis points during the nine months ended September 30, 2014 compared to the corresponding 2013 period as margins on MSP assignments continued to strengthen over the last twelve months, partially offset by consultant compensation increases on existing assignments. Additionally, the Company elected not to pursue new business opportunities with a low-margin MSP client in mid-2013, which favorably impacted overall margins in this channel during 2014.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the nine months ended September 30, 2014 totaled $11.3 million or 13.3% of revenues, compared to $10.9 million or 13.9% of revenues for the nine months ended September 30, 2013. Fluctuations within SG&A expense components during the 2014 period, compared to a year earlier, included the following:

•	Sales expense increased in the 2014 period by $0.2 million compared to 2013. Higher salary expense related to our new business development efforts were partially offset by lower bonus expense.

•	Recruiting expense in the 2014 period was down $0.1 million compared to 2013. A slight decline in domestic staff and lower bonus expense were partially offset by higher visa processing fees.

•	General and administrative expense was up $0.3 million in the 2014 period compared to 2013. Higher travel and other corporate related expenses (legal / outside services) were partially offset by lower bonus expense.

Other Income / (Expense) Components:

Other income / (expense) for the nine months ended September 30, 2014 consisted of interest expense of ($67,000), foreign exchange gains of $64,000 and ($8,000) of losses on the disposition of fixed assets. For the nine months ended September 30, 2013, other income / (expense) consisted of interest expense of ($77,000) and foreign exchange gains of $4,000.

Income Tax Expense:

Income tax expense for the nine months ended September 30, 2014 totaled $1.6 million, representing an effective tax rate on pre-tax income of 37.7%, compared to $1.4 million for the nine months ended September 30, 2013, which represented a 37.7% effective tax rate on pre-tax income.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

At September 30, 2014, the Company had cash balances on hand of $2.5 million, no outstanding debt and approximately $17.4 million of borrowing capacity under our existing credit facility.

Historically, we have funded our business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At September 30, 2014, our accounts receivable “days sales outstanding” measurement was 51-days, in-line with historical averages.

The Company believes that cash provided by operating activities, cash balances on hand and current availability under our existing credit facility will be adequate to fund our business needs over the next twelve months.

Cash flows provided by (used in) operating activities:

Cash provided by (used in) operating activities for the nine months ended September 30, 2014 totaled $2.8 million compared to $1.6 million during the nine months ended September 30, 2013. Elements of cash flows in the 2014 period were net income of $2.6 million, non-cash charges of $0.4 million, and an offsetting increase in operating working capital levels of ($0.2 million). During the nine months ended September 30, 2013, elements of cash flows were net income of $2.3 million, non-cash charges of $0.4 million, and an offsetting increase in operating working capital levels of ($1.1 million).

Discontinued operations for the nine months ended September 30, 2014 provided $31,000 of cash, compared to $1.0 million in the 2013 period. The cash provided in the 2013 period reflected the wind down of retained operating working capital related to the sale of our healthcare staffing business which occurred in August 2013.

Cash flows (used in) investing activities:

Cash (used in) investing activities for the nine months ended September 30, 2014 totaled ($424,000) compared to ($64,000) for the nine months ended a year earlier. In both 2014 and 2013, capital expenditures accounted for essentially all of our cash needs. The increase in capital expenditures in the 2014 period reflected the relocation to our new suburban Pittsburgh, PA Headquarters.

In 2013, discontinued operations provided $1.0 million of cash via the sale of our healthcare staffing business.

Cash flows provided by (used in) financing activities:

Cash (used in) financing activities for the nine months ended September 30, 2014 totaled ($268,000) and largely consisted of the repurchase of common stock, partially offset by proceeds and excess tax benefits related to the exercise of stock options and vesting of restricted stock and performance shares. Cash (used in) financing activities for the nine months ended September 30, 2013 totaled ($2.6 million) and largely related to the repayment of short-term borrowings.

Contractual Obligations and Off-Balance Sheet Arrangements:

The Company rents certain office space and equipment under non-cancelable leases which provide for future minimum rental payments. Except for an office lease executed on April 2, 2014 as described in Note 3 “Commitments and Contingencies”, total lease commitments have not materially changed from the amounts disclosed in the Company’s 2013 Annual Report on Form 10-K.

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

Recently Issued Accounting Standards:

Recent accounting pronouncements are described in Note 15 to the accompanying financial statements.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value.

Our cash flow and earnings are subject to fluctuations due to exchange rate variations. Foreign currency risk exists by nature of our global recruitment centers. We attempt to limit our exposure to currency exchange fluctuations in the Indian rupee (“Rupee”) via the purchase of foreign currency forward contracts. These forward contracts have been designated as cash flow hedging instruments and are used to mitigate overall foreign currency risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency forward contracts held by the Company as of September 30, 2014:

Currency (in thousands)	Amount (in Rupees)	Amount (in USD)
Currency Forward Contracts	INR 96,000	$1,458

Effect of Hypothetical Currency Rate Fluctuations

As of September 30, 2014, the potential gain or loss in the fair value of the Company’s outstanding foreign currency forward contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be as follows (amounts in thousands):

	Valuation given X% decrease in Rupee/USD Rate				Fair Value as of September 30, 2014	Valuation given X% increase in Rupee/USD Rate
	10%	5%	2%	1%		1%	2%	5%	10%
Rupee to USD Rate	57.72	60.92	62.85	63.49	64.13	64.77	65.41	67.34	70.54
Fair value of derivative instruments	$205	$118	$69	$54	$39	$24	$10	$(32)	$(97)

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our common stock repurchased during the third quarter of 2014 is set forth in the following table.

Period	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (2)
July 1, 2014 – July 31, 2014	9,841	12.78	—	517,041
August 1, 2014 – August 31, 2014	22,430	11.86	22,430	494,611
September 1, 2014 – September 30, 2014	—	—	—	494,611

Total	32,271	—	22,430

(1)	During the three months ended September 30, 2014, the Company purchased 9,841 shares to satisfy employee tax obligations upon the vesting of certain performance shares. These shares were not acquired pursuant to any publicly announced purchase plan or program.
(2)	During the third quarter of 2014, the Company purchased 22,430 shares of common stock pursuant to open market transactions in accordance with its previously announced share repurchase program. As of September 30, 2014, the Company had 494,611 shares available for purchase under this existing program, which is set to expire on December 22, 2014. On October 22, 2014, the Company’s Board of Directors voted to extend this program for an additional two year period through December 22, 2016.

ITEM 6.	EXHIBITS

(a) Exhibits

10.1	Second Amended and Restated Loan Agreement, dated July 11, 2014, by and among Mastech Holdings, Inc., Mastech, Inc., Mastech Alliance, Inc., Mastech Trademark Systems, Inc., and PNC Bank, National Association, is incorporated by reference to Exhibit 10.1 to Mastech’s Form 8-K filed on July 17, 2014.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of October, 2014.

MASTECH HOLDINGS, INC.

October 31, 2014	/s/ D. KEVIN HORNER
D. Kevin Horner
Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer

EXHIBIT INDEX

10.1	Second Amended and Restated Loan Agreement, dated July 11, 2014, by and among Mastech Holdings, Inc., Mastech, Inc., Mastech Alliance, Inc., Mastech Trademark Systems, Inc., and PNC Bank, National Association, is incorporated by reference to Exhibit 10.1 to Mastech’s Form 8-K filed on July 17, 2014.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.