Form 10-K
period 2014-12-31
Mastech Holdings, Inc.
filed 2015-03-20
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-34099

MASTECH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	26-2753540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1305 Cherrington Parkway, Building 210, Suite 400 Moon Township, PA	15108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (412) 787-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.01 par value	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐  No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014 (based on the closing price on such stock as reported by NYSE MKT on such date) was $25,747,000.

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of February 27, 2015 was 4,330,603 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for May 13, 2015 to be filed with the Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MASTECH HOLDINGS, INC.

2014 FORM 10-K

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

Factors or events that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

•	changes in general U.S. economic conditions and economic conditions in the industries in which we operate;

•	our ability to retain existing clients and obtain new clients;

•	changes in competitive conditions;

•	our ability to introduce new service offerings;

•	availability of and retention of skilled technical employees and key personnel;

•	technological changes;

•	changes in accounting standards, rules and interpretations;

•	many of our contracts are terminable by clients without penalty;

•	changes in immigration laws, patterns and other factors related to visa holders;

•	liabilities and unanticipated developments resulting from litigations, regulatory investigations and similar matters;

•	fluctuations due to currency exchange rate variations;

•	changes in U.S. laws, rules and regulations, including the Internal Revenue Code;

•	changes in India’s geopolitical environment, laws, rules and regulations;

•	the impact of new acquisitions; and

•	management’s ability to identify and manage risks.

ITEM 1.	BUSINESS

Overview

Mastech Holdings, Inc. (referred to in this report as “Mastech”, the “Company”, “us”, “our” or “we”) is a provider of Information Technology (“IT”) staffing services. Headquartered in the suburbs of Pittsburgh, Pennsylvania, we have approximately 750 consultants that provide services across a broad spectrum of industry verticals. From July 1986 through September 2008, we conducted our business as subsidiaries of iGATE Corporation (“iGATE”). We do not sell, lease or otherwise market computer software or hardware, and 100% of our revenue is derived from the sale of staffing services.

Our IT staffing business combines technical expertise with business process experience to deliver a broad range of services within business intelligence / data warehousing; web services; enterprise resource planning and customer resource management; mobile applications; and e-Business solutions. We work with businesses and institutions with significant IT spending and recurring staffing needs. We also support smaller organizations with their “project focused” temporary IT staffing requirements.

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

We recruit through Global Recruiting Centers located in the U.S. and India that deliver a full range of recruiting and sourcing services. Our centers employ over 100 recruiters and sourcers that focus on recruiting U.S. based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests, due to our offshore recruiting capabilities, with investment in sourcing and recruiting processes, expanded search coverage, round-the-clock sourcing, and frequent candidate contact, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

History and Developments

Historically, we operated as the former Professional Services segment of iGATE. Mastech Holdings, Inc. was incorporated in Pennsylvania as a wholly-owned subsidiary of iGATE on June 6, 2008 in anticipation of our spin-off from iGATE. On September 30, 2008, we spun-off from iGATE and began operating as an independent public company. Our operating subsidiaries have 28 years of history as reliable providers of IT staffing services.

Established in 1986, our business model focused on importing global IT talent to the U. S. to meet the growing demand for IT professionals. In the early 2000’s, the demand for IT professionals declined and the supply of IT resources quickly exceeded a declining demand curve. No longer was there a need to recruit abroad for technology talent, as supply was abundant in the U.S. Accordingly, the Company retooled its recruiting model to focus on the recruitment of U.S.-based IT talent. Given the Company’s reputation with, and knowledge of, H1-B visas, part of our recruiting efforts focused on attracting H1-B visa holders currently in the U.S. This approach gave the Company access to a larger and differentiated recruiting pool compared to many of its competitors.

In 2003, the Company launched its offshore Global Recruitment Center model in an effort to meet an increase in industry demand with lower cost recruiting resources. Over the last eleven years, the Company has made significant investment in these centers to improve infrastructure, processes and effectiveness. Additionally, we have made investments in recent years in our domestic recruitment structure, primarily to support our IT retail channel.

During 2010, the Company made two strategic moves designed to enhance and expand its service offerings. In January, 2010, the Company acquired Curastat, Inc., an Arizona-based specialized healthcare staffing organization. This acquisition, along with the creation of Mastech Healthcare, Inc., expanded the Company’s service offerings into the healthcare staffing space. Also in January, 2010, the Company sold its brokerage operations staffing business, thus focusing on its IT and healthcare staffing operations.

In August 2013, the Company sold its healthcare staffing operations to focus entirely on its core IT staffing business.

During the fourth quarter of 2014, the Company established a technology center to evaluate practice opportunities for high-demand IT skill-sets and emerging technologies. This new initiative is expected to generate revenues during 2015 as new practice areas are identified and marketed.

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

Our marketing is conducted through account executives within two sales channels (wholesale and retail). Our IT consultants and their skill sets can be marketed within both sales channels. There are numerous occasions where a consultant will end a project within one channel and immediately start a new project within the other channel. When a consultant is on “paid bench” (between projects) account executives from both sales channels have the ability to market the consultant within their respective client base.

The wholesale channel consists of system integrators and other IT staffing firm customers with a need to supplement their ability to attract highly-qualified temporary technical computer personnel. Over the last several years, more of our revenues have come from the wholesale channel as a percentage of total revenues. Revenues from this channel represented 77% of our total revenues in 2014. Most of our strategic relationships in this channel are established at the vice president / sales director level. Account executives generally are responsible for expanding existing client relationships. We supplement these marketing activities through our sales organization in India, whose account executives target smaller IT staffing clients within the wholesale channel. Generally, these account executives call (telesales) on potential new customers within an assigned U.S. territory.

Our retail channel focuses on customers that are end-users of IT staffing services. Revenues from this channel represented 23% of our total revenues in 2014. Account executives at our limited branch operations call on, and meet with, potential new customers and are also responsible for maintaining existing client relationships within their geographic territory. Account executives are paired with recruiters and both receive incentive compensation based on revenue generation activities using a localized sales and recruitment model. Within the retail channel, many end-users of IT staffing services have retained a third party to provide vendor management services to centralize the consultant hiring process and reduce costs. Under this arrangement, the third-party managed service provider (“MSP”) retains control of the vendor selection and vendor evaluation process, which weakens the relationship built with the client. Our lower-cost centralized telesales model and highly efficient offshore recruiting model have better positioned us to respond to the growing use of MSPs.

Permanent placement activity can be generated from both of our sales channels. However, such opportunities are largely by-products of conducting our core contract staffing business. During 2014, permanent placement fees continued to represent less than 1% of total revenues.

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

In late 2011, we upgraded and expanded our offshore recruitment offices in Bangalore. In late 2014, we significantly expanded our offshore recruitment offices in New Delhi which will give us the ability to nearly double our recruiter seats from existing levels. Both facilities provide our offshore organization with state-of-the-art infrastructure and workforce amenities to attract top-quality employees.

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

Technology Focus of our IT Operations

We provide technologies and maintain strategic relationships with industry leaders, such as Salesforce.com, Oracle and Accenture, in many high demand areas including mobile applications and the implementation and support for cloud-based applications. Our IT staffing services are concentrated in the following areas:

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

•    Upgrades and enhancements

•    SaaS and cloud-based application implementation

•    Application integration

•    Assessment

•    ETL

•    Enterprise data warehousing / customized data warehousing / data marts

•    Balanced scorecards

•    Data mining

•    Business process re- engineering

•    Enterprise data modeling

•    Metadata management

•    Data stewardship

•    Development of e-Commerce portals (B2B / B2C / B2E)

•    Integration of e-Commerce portals with backend applications

•    Mobile applications development and support

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

Business Intelligence and Data Warehousing

Our Business Intelligence and Data Warehousing practice specializes in helping clients navigate enterprise-wide IT infrastructure, utilizing “best practices” to create a roadmap for realizing the full benefits of their investment. Our services are comprised of technical and functional consultants who work with clients to achieve the following objectives:

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

We provide our IT services across a broad spectrum of industry verticals including: Automotive, Consumer Products, Education, Financial Services, Government, Healthcare, Manufacturing, Retail, Technology, Telecommunications, Transportation and Utilities. Below is a breakdown of our IT billable consultant base by industry as of December 31, 2014:

Financial Services	27%	Healthcare	13%
Telecom	19%	Government	9%
Technology	14%	Other	18%

Our client-base consists of large, medium-sized and small companies that span across multiple industry verticals. Accenture is our largest client, representing 11.7% of total 2014 revenues. Our services to Accenture generally supplement their needs for IT professionals to staff end-client projects. Approximately 59% of our total revenues were generated from our top ten clients during 2014.

Employees

At December 31, 2014, we had approximately 700 U.S. employees and 200 employees offshore. None of our employees are subject to collective bargaining agreements governing their employment with our Company. We employ our consultants on both an hourly and salary basis. Most of our salaried employees are H1-B visa holders. We enjoy a good reputation within the H1-B visa community, which allows us to tap a very broad candidate pool. Most of our hourly employees are U.S. citizens. On average, we maintain a balanced composition of salaried and hourly employees. We believe that our employee relations are good.

Intellectual Property Rights

Our intellectual property largely consist of proprietary processes; client, employee and candidate information; as well as proprietary rights of third parties from whom we license intellectual property. We rely upon a combination of nondisclosure and other arrangements to protect our intellectual properties.

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

Our Strengths

We believe our strengths compared to industry peers include:

Established client base

Our client base consists of large, medium-sized and small companies that span across multiple industry verticals. Long-standing relationships with corporate clients, blue-chip IT integrators and MSPs are a core component of our future growth strategy. These relationships, exemplified by our consistently low customer attrition rate, reflect our focus and commitment to our customers.

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

Additionally, we employ a human resource management model, featuring portal technology as well as immigration support services, for our widely dispersed consultant base. This model enables us to maintain attrition rates that are much lower than the industry averages for our salaried workforce.

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

Expertise in high-demand IT skills

We have substantial expertise in certain IT skills including: enterprise resource planning and customer relationship management; service oriented architecture and web services; business intelligence and data warehousing; and e-Business solutions. We also have the capacity to take advantage of demand growth in these sectors, as we are well positioned in terms of scale, technical capabilities, and client base. In addition, we have relationships with industry leaders such as Salesforce.com, Oracle and Accenture, who are among the leading providers of such services.

Reportable Financial Segments

The Company has one reportable segment in accordance with ASC Topic 280 “Disclosures about Segments of an Enterprise and Related Information”.

Available Information

Our headquarters are located at 1305 Cherrington Parkway, Building 210, Suite 400, Moon Township, Pennsylvania 15108, and our telephone number is (412) 787-2100. The Company’s website is www.mastech.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available free of charge by accessing the Investor Relations page of the Company’s website as soon as reasonably practical after such reports are filed with the Securities and Exchange Commission (the “SEC”).

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

The IT staffing services industry is highly competitive and served by numerous global, national, regional and local firms. Primary competitors include participants from a variety of market segments, including the major consulting firms, systems consulting and implementation firms, U.S.-based staffing services companies, applications software firms, service groups of computer equipment companies, specialized consulting firms, programming companies and temporary staffing firms. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than we have. There are relatively few barriers to entry into our markets, and as such we may face additional competition from new entrants into our markets. In addition, there is a risk that clients may elect to increase their internal resources to satisfy their staffing needs. There can be no assurance that we will compete successfully with existing or new competitors in the staffing services markets.

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

We recruit IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the U.S. As of December 31, 2014, approximately 49% of our U.S. workforce was working under Mastech sponsored H1-B temporary work permits. Statutory law limits the number of new H1-B petitions that may be approved in a fiscal year, and if we are unable to obtain H1-B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. Additionally, legislation could be enacted limiting H1-B visa holders’ employment with staffing companies, which could result in reduced revenues and / or a higher cost of recruiting.

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

All of our revenues are generated from clients located in the U.S. Our business depends on the overall demand for IT professionals and on the economic health of our clients. Weak economic conditions may force companies to reduce their staffing budgets and adversely affect demand for our services, thus reducing our revenues.

We may have difficulty maintaining client relationships if the trend towards utilizing Managed Service Providers continues.

Within our retail sales channel, many large users of staffing services are employing Managed Service Providers (“MSP”) to manage their contractor expenses in an effort to drive down overall costs. The impact of this shift towards the MSP model has been to lower our gross margins. Should this trend towards utilizing the MSP model continue, it is likely that our gross margins will be pressured in the future. In addition, if large users of staffing services continue to employ MSPs, the relationship between us and those large users may be primarily conducted through MSPs, in which case we may have difficulty maintaining those client relationships because the MSP model uses the MSP as an intermediary between the staffing service provider and the end-user, and reduces our direct contact with the end-user.

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

The Indian rupee may increase in value relative to the dollar, increasing our costs. Although we do not receive revenue from abroad, we maintain a significant portion of our recruiting workforce in India, and those employees are paid in rupees. Therefore, any increase in the value of the rupee versus the dollar would increase our expenses, which could have a material adverse effect on our business, operating results and financial condition.

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

Wage costs in India may increase, which may reduce our operating margins and reduce a competitive advantage of ours.

Our wage costs in India have historically been significantly lower than wage costs in the U.S. for comparably skilled professionals, and this has been one of our competitive advantages with respect to the costs of our Indian recruiting offices. However, wage increases in India may prevent us from sustaining this competitive advantage and may negatively affect our operating margins. We may need to increase the levels of our employee compensation more rapidly than in the past to retain talent. Unless we are able to continue to increase the efficiency and productivity of our employees, wage increases in the long term may reduce our overall margins.

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

Our revenues are highly dependent on clients located in the U.S., as well as clients concentrated in certain industries. Economic slowdowns, changes in U.S. law and other restrictions or factors that affect the economic health of these industries may affect our business. For the year ended December 31, 2014, approximately 59% of our revenues were derived from our top ten clients. Consequently, if our clients reduce or postpone their spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the rate of economic growth in the U.S. may reduce the demand for our services and negatively affect our revenues and profitability.

We have in the past, and may in the future, derive a significant portion of our revenues from a relatively limited number of clients. Our largest client, Accenture, accounted for approximately 11.7% of our 2014 revenues. These contracts are terminable without penalty, as are most of our contracts. The loss of any significant client or major project, or an unanticipated termination of a major project, could result in the loss of substantial anticipated revenues.

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

Our success depends in part upon certain methodologies and tools we use in designing, developing and implementing application systems and other proprietary intellectual property rights. We rely upon a combination of nondisclosure and other contractual arrangements and trade secrets, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. We enter into confidentiality agreements with our employees and limit distribution of proprietary information. There can be no assurance that the steps we take in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. In the event of an unfavorable resolution of a dispute over our intellectual property rights, we may incur substantial costs or liabilities, which would decrease our operating margins.

Our ownership is highly concentrated in two individuals and the interests of those individual shareholders may not coincide with yours.

Sunil Wadhwani and Ashok Trivedi, co-founders of iGATE, own approximately 59% of Mastech’s outstanding common stock. Accordingly, Messrs. Wadhwani and Trivedi together have sufficient voting power to elect all the members of the Board of Directors and to effect transactions without the approval of our other shareholders, except for those limited transactions that require a supermajority vote under our bylaws or articles of incorporation. The interests of Messrs. Wadhwani and Trivedi may from time to time diverge from our interests. Mastech’s Audit Committee consists of independent directors and addresses certain potential conflicts of interest and related party transactions that may arise between us and our directors, officers or our other affiliates. However, there can be no assurance that any conflicts of interest will be resolved in our favor.

Our business is certified as a minority-owned business, and loss of that certification may impact our ability to gain new customers or expand our business with existing customers.

We are a large minority-owned staffing firm and have been certified as minority-owned by the National Minority Supplier Development Council (the “NMSDC”). NMSDC certification has helped us to expand our business with existing clients as well as obtain new customers. While we cannot quantify the effect of the loss of this status, its loss could adversely affect our ability to expand our business or cause us to lose existing business.

Because the NMSDC certification relies in large part upon Messrs. Wadhwani and Trivedi maintaining their positions as the collective majority holders of our common stock, any decrease in their collective ownership may jeopardize our status as a minority-owned business. There can be no assurance that Messrs. Wadhwani and Trivedi will maintain their majority position in the Company.

Existing and potential customers may consider outsourcing their IT requirements to foreign countries, which could have an adverse effect on our ability to obtain new customers or retain existing customers.

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

Requirements of the Affordable Care Act will increase our employee benefits costs and could negatively affect our operating results, cash flows and financial condition if such costs aren’t recovered with increases in client bill rates.

We provide healthcare coverage to our U.S.-based employees that are subject to the Affordable Care Act. In 2014, we paid a portion of these healthcare costs for our salaried employees, but made no contribution towards healthcare coverage for our hourly employees. In order to adhere to the 2015 requirements of the Affordable Care Act, the Company altered how it delivers healthcare benefits to its U.S.-based employees. This change has resulted in higher overall costs to the Company, which could have a negative impact on our operating results, cash flows and financial condition.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data center and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, and damage our reputation, and cause a loss of confidence in our services, which could adversely affect our operating results and competitive position. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any breaches of our networks.

If our clients are subjected to cyber-attacks or data security breaches, it may result in damage to our business and the disclosure of our confidential information.

In addition to cybersecurity threats posed directly against us, our clients’ information systems are also vulnerable to an increasing threat of continually evolving cybersecurity risks. There is no guarantee that our clients have implemented procedures that are adequate to safeguard against all data security breaches. The failure of our clients to adequately safeguard against data security breaches could have a material adverse effect on our business and operations. The theft and/or breach of our clients’ data security could cause the disclosure and/or loss of our confidential information and data and result in significant costs. In addition, any cybersecurity damage to the networks or computer systems used by us or our clients could result in a claim for substantial damages against us and significant reputational harm, regardless of our responsibility for the failure.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Information regarding the principal properties leased by us and our subsidiaries as of December 31, 2014 is set forth below:

Location	Principal Use	Approximate Square Footage
Moon Township, Pennsylvania	Corporate headquarters, executive, human resources, sales, recruiting, marketing and finance	11,500
Dallas, Texas	Sales and recruiting office	2,600
Fremont, California	Sales and recruiting office	2,600
Chicago, Illinois	Sales and recruiting office	1,000
New Delhi, India	Sales and recruiting office	27,000
Bangalore, India	Recruiting office	8,800

ITEM 3.	LEGAL PROCEEDINGS

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

Common Stock Market Price	High	Low
2014:
Fourth Quarter	$11.99	$8.39
Third Quarter	16.27	10.24
Second Quarter	17.41	13.76
First Quarter	14.45	13.34

2013:
Fourth Quarter	$18.99	$9.08
Third Quarter	9.27	6.08
Second Quarter	7.03	5.46
First Quarter	7.20	4.08

On February 27, 2015, we had 99 registered holders of record of our Common Stock. This figure excludes an estimate of the indeterminate number of beneficial holders whose shares may be held by brokerage firms and clearing agencies. We currently do not pay recurring dividends on our common stock. However, on October 29, 2013, the Company declared a cash dividend of $0.50 per share on common stock, payable on December 20, 2013 to shareholders of record on December 9, 2013. Additionally, on November 29, 2012, the Company declared a special one-time dividend of $1.60 per share on common stock, payable on December 21, 2012. These dividends should be viewed as non-recurring.

On December 23, 2010, the Company announced a share repurchase program of up to 937,500 shares of the Company’s common stock over a two-year period. On October 23, 2012, the program was extended for an additional two-year period and the number of shares subject to the program was increased by 312,500 shares to 1.25 million shares. On October 22, 2014, the Company’s Board of Directors approved the extension of this program through December 22, 2016. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws. During 2014, we purchased 32,149 shares under this program at an average price of $11.75 per share. In addition to the repurchases made under this program, the Company purchased an additional 29,182 shares in 2014 at an average price of $13.63 to satisfy employee tax obligations related to the vesting of performance shares, in accordance with the Company’s Stock Incentive Plan provisions.

Period	Total Number of Shares Purchased		Average Price		Maximum Number of Shares that may be Purchased under this Program
January 1, 2014 – January 31, 2014	—		—		517,041
February 1, 2014 – February 28, 2014	—		—		517,041
March 1, 2014 – March 31, 2014	19,341	*	$14.06	*	517,041
April 1, 2014 – April 30, 2014	—		—		517,041
May 1, 2014 – May 31, 2014	—		—		517,041
June 1, 2014 – June 30, 2014	—		—		517,041
July 1, 2014 – July 31, 2014	9,841	*	12.78	*	517,041
August 1, 2014 – August 31, 2014	22,430		11.86		494,611
September 1, 2014 – September 30, 2014	—		—		494,611
October 1, 2014 – October 31, 2014	2,400		11.43		492,211
November 1, 2014 – November 30, 2014	6,655		11.57		485,556
December 1, 2014 – December 31, 2014	664		11.10		484,892

Total	61,331		$12.64

*	Represents Company purchases to satisfy employee tax obligations upon the vesting of performance shares as provided for in the Company’s Stock Incentive Plan. These shares were not acquired pursuant to any publicly announced purchase program.

Additionally, the Company adopted a Stock Incentive Plan in 2008 which, as amended, provides that up to 1,200,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management, and key personnel. Details of shares issued and outstanding under this plan are disclosed in Note 7 “Stock-Based Compensation” to the Consolidated Financial Statements included in Item 8 herein.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the information set forth below in conjunction with our Consolidated Financial Statements and accompanying Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(Amounts in thousands, except per share data)
Income Statement Data from Continuing Operations (a):
Revenues	$113,523	$106,901	$90,770	$80,476	$66,059
Gross profit	20,786	20,117	17,165	15,875	13,136
Operating expense	15,246	14,815	13,794	13,656	11,313
Other income / (expense), net	(32)	(77)	(32)	(69)	(26)
Income before income taxes	5,508	5,225	3,339	2,150	1,797
Income tax expense	2,085	1,956	1,281	795	632

Net income – continuing operations	$3,423	$3,269	$2,058	$1,355	$1,165

Earnings per share – continuing operations:
Basic (b)	$.79	$.78	$.51	$.30	$.25

Diluted (b)	$.77	$.75	$.49	$.29	$.25

Income Statement Data from Discontinued Operations (a):
Income (loss) before income taxes	$—	$162	$145	$(358)	$(759)
Pre-tax gain on sale of discontinued operations	—	485	—	—	—
Income tax expense	—	111	64	(116)	(257)

Net income – discontinued operations	$—	$536	$81	$(242)	$(502)

Earnings per share – discontinued operations:
Basic (b)	$—	$.13	$.02	$(.05)	$(.11)

Diluted (b)	$—	$.12	$.02	$(.05)	$(.11)

Weighted average common shares outstanding:
Basic (b)	4,320	4,193	4,075	4,566	4,591

Diluted (b)	4,459	4,342	4,201	4,695	4,683

Balance Sheet Data:
Cash and cash equivalents	$2,568	$424	$659	$5,755	$6,334
Operating working capital (c)	9,096	8,397	7,809	6,108	5,060
Short-term borrowings	—	12	2,610	—	—
Total liabilities	7,176	7,591	9,533	6,741	6,049
Total assets	20,044	17,051	16,420	19,788	18,397
Shareholders’ equity (d)	12,868	9,460	6,887	13,047	12,348

(a)	Continuing operations excludes the results of the Company’s healthcare staffing segment which was sold in August 2013. All periods presented have been recast to reflect the presentation of discontinued operations.

(b)	Weighted average common shares outstanding have been adjusted for all periods presented for the Company’s November 2013 five-for-four stock split.

(c)	Operating working capital represents current assets, excluding cash and cash equivalents, minus current liabilities, excluding short-term borrowings.

(d)	The 2012 reduction in shareholders’ equity reflects the Company’s special one-time cash dividend payable to shareholders on December 21, 2012 ($6.7 million) and purchases made under its share repurchase program during the year ($2.5 million).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have one operating segment. We do, however, track and evaluate our revenues and gross profits by three distinct sales channels: wholesale; retail; and permanent placements / fees. Our wholesale channel consists of system integrators and other IT staffing firms with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. Our retail channel focuses on clients that are end-users of IT staffing services. Within the retail channel are end-user clients that have retained a third party to provide vendor management services, commonly known in the industry as Managed Service Providers (“MSP”). Permanent placement / fee revenues are incidental revenues derived as by-product opportunities of conducting our core contract staffing business.

Economic Trends and Outlook

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the last half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. During 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. In 2011 and 2012, activity levels continued to trend up in most technologies and sales channels. During 2013 and 2014, we continued to see a steady flow of solid activity in our contract staffing business; however, tightness in the supply side (skilled IT professional) of our business in 2014 negatively impacted our new assignment successes. Permanent placement activity levels were up in 2014 after trending down in 2013 from 2012 levels. As we enter 2015, we view a strengthening job market and a growing domestic economy as positives. However, supply side pressures should continue to pose challenges for us and our industry as a whole.

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

In recent years, a larger portion of our revenues has come from our wholesale sales channel, which consists largely of strategic relationships with systems integrators and other staffing organizations. This channel tends to carry lower gross margins, but provides higher volume opportunities. This trend in our business mix has impacted overall gross margins during the past several years and, if this trend continues, will likely impact future gross margins as well. Within our retail sales channel, many large users of IT staffing services are employing Managed Service Providers (“MSP”) to manage their contractor spending in an effort to drive down overall costs. This trend towards utilizing the MSP model may pressure gross margins in future periods.

Recent Developments

On April 2, 2014, the Company entered into a ten year operating lease for approximately 11,500 square feet of office space in the Pittsburgh, Pennsylvania area. This lease, effective August 29, 2014, replaced the Company’s existing Corporate Headquarters lease. Further details of this lease are disclosed in the Company’s Form 8-K, filed with the SEC on April 7, 2014.

On July 11, 2014, the Company entered into a Second Amended and Restated Loan Agreement with PNC Bank, N.A., replacing its previous credit facility that was set to expire on August 31, 2014. This new facility expires in three years and provides for up to $20 million of credit, subject to a borrowing base and commitment reductions and mandatory prepayments, as described in the Loan Agreement filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on July 17, 2014. For additional information regarding this new credit facility see Note 4 “Credit Facility” to the Consolidated Financial Statements included in Item 8 herein.

On October 22, 2014, the Company’s Board of Directors agreed to extend the duration of the Company’s existing Share Repurchase Program for an additional two years, through December 22, 2016.

Results of Continuing Operations

Below is a tabular presentation of revenues and gross profit margins by sales channel for the periods discussed:

Revenues & Gross Margin by Sales Channel

(Amounts in millions)

	Years Ended December 31,
Revenues	2014	2013	2012
Wholesale Channel	$87.6	$82.8	$64.0
Retail Channel	25.5	23.9	26.5
Permanent Placements / Fees*	0.4	0.2	0.3

Total Revenues	$113.5	$106.9	$90.8

Gross Margin
Wholesale Channel	17.0%	18.1%	18.3%
Retail Channel	21.5%	20.7%	19.5%
Permanent Placements / Fees*	100.0%	100.0%	100.0%

Total Gross Margin %	18.3%	18.8%	18.9%

*	Permanent Placement / Fees are generated from clients within both of our existing sales channels.

In order to minimize the impact of the industry trends mentioned above on our gross margins, the Company will need to continue to lower its operating cost structure as a percentage of revenues through innovation and greater efficiencies. Investments in our global recruitment centers, aimed at improving operational effectiveness, and costs rationalization efforts throughout our entire organization, are examples of past actions that have resulted in lower operating costs as a percentage to total revenues.

Below is a tabular presentation of operating expenses by sales, operations and general and administrative categories for the periods discussed:

Selling, General & Administrative (“S,G&A”) Expense Details

(Amounts in millions)

	Years Ended December 31,
	2014	2013	2012
Sales and Marketing	$4.5	$4.4	$4.0
Operations (HR & Recruiting)	5.3	5.3	5.0
General & Administrative	5.4	5.1	4.8

Total S,G&A Expenses	$15.2	$14.8	$13.8

2014 Compared to 2013

Revenues

Revenues for the year ended December 31, 2014 totaled $113.5 million, compared to $106.9 million for the year ended December 31, 2013. This 6% increase was due to a higher average billable consultant-base employed during 2014 compared to one-year earlier. However, billable consultant headcount at December 31, 2014 totaled 731-consultants versus 742-consultants at year-end 2013 and reflected a high level of assignment ends during the month of December 2014. Additionally, our average bill rate in 2014 declined slightly to $74.00 from $74.25 in 2013.

Revenues from our wholesale channel increased 6% in 2014 compared to 2013. Higher revenue levels from staffing clients (up 10%) were driven by strong demand for our IT staffing services. Revenues from our integrator clients were up 3% over 2013 levels, as our growth rate was muted by the early termination of a sizable integrator assignment in the second quarter of 2014. Retail channel revenues increased by 7% in 2014 compared to a year earlier. This increase reflected higher revenues from MSP clients, partially offset by revenue declines at direct end-user clients. Permanent placement / fee revenues increased in 2014 by approximately $0.2 million from 2013 levels. With the closure of several branch offices in late 2011, permanent placement opportunities have been more sporadic over the last several years given our primary focus is on contract staffing.

In 2014, we had one client that represented more than 10% of total revenues (Accenture = 11.7%). In 2013, the same client represented 11.4% of our total revenues. Our top ten clients represented 59% of total revenues in 2014 compared to 57% of total revenues in 2013.

Gross Margin

Gross profit increased to $20.8 million in 2014 compared to $20.1 million in 2013. This improvement in gross profit was due to revenue growth during the 2014 period and a higher level of permanent placement fees than in the 2013 period. Gross profit as a percentage of revenue was 18.3% in 2014 compared to 18.8% in 2013. The 50 basis point decline in gross margin largely reflected consultant compensation increases on existing assignments that have out-paced bill rate increases, mitigated by higher permanent placement fees.

Wholesale channel gross margins decreased by 110 basis points in 2014 compared to 2013. This decline was largely due to lower margins on new assignments with integrator clients and consultant compensation increases on existing assignments that out-paced bill rate increases during 2014. In our retail channel, gross margins increased by 80 basis points from 2013 levels. This increase reflected higher margins on new assignments, primarily with MSP clients.

Selling, General and Administrative (“S,G&A”) Expenses

S,G&A expenses in 2014 totaled $15.2 million and represented 13.4% of revenues, compared to $14.8 million or 13.9% of revenues in 2013.

Below is a variance analysis by expense category related to S,G&A expense in 2014 compared to 2013:

•	Sales expenses increased by $0.1 million in 2014 and reflected staff increases related to our new business development efforts, partially offset by lower bonus expense.

•	Recruiting expenses were flat in 2014 compare to 2013, as higher visa processing fees were offset by lower bonus expense. During 2014, staff increases at our offshore recruitment centers offset some staff declines domestically.

•	General and administrative expenses increased by $0.3 million in 2014. Higher travel, facility costs and corporate related expenses (legal / outside services) were partially offset by lower bonus expense.

Lower bonus expense in all three of the S,G&A areas reflected the Company’s financial performance being below target levels for 2014. These financial targets are established by the Board of Directors each year and are the basis for management’s variable component of compensation.

Other Income / (Expense) Components

In 2014, other income / (expense) consisted of interest expense of $84,000, a $9,000 loss on the disposal of fixed assets and foreign exchange gains of $61,000. In 2013, other income / (expense) consisted of $93,000 of interest expense and foreign exchange gains of $16,000. Higher interest expense in 2013 was due to higher average borrowings during 2013 compared to 2014. Net foreign exchange gains in 2014 and 2013 reflected exchange rate variations between the Indian rupee and the U.S. dollar.

Income Tax Expense

Income tax expense for 2014 was $2.1 million and represented an effective tax rate on pre-tax income of 37.9% compared to $2.0 million for 2013, which represented an effective tax rate on pre-tax income of 37.4%. The higher effective tax rate in 2014 was largely due to a higher aggregate state income tax rate.

2013 Compared to 2012

Revenues

Revenues for the year ended December 31, 2013 totaled $106.9 million, compared to $90.8 million for the year ended December 31, 2012. This 18% increase was due to higher demand for the Company’s staffing services during 2013. Billable consultant headcount at December 31, 2013 totaled 742-consultants compared to 632-consultants one-year earlier. Additionally, our average bill rate in 2013 increased to $74.25 from $73.58 in 2012.

Revenues from our wholesale channel increased 29% in 2013 compared to 2012. Higher revenue levels from staffing clients (up 23%) were driven by strong demand for our IT staffing services. Revenue from our integrator clients were up 35% over 2012 levels, as we participated in more larger-scale project assignments with several of our strategic partners. Retail IT channel revenues declined by 10% in 2013 compared to a year earlier. This decline reflected lower revenues from direct end-user clients. Revenues from MSP clients were largely flat in 2013, after a significant run-up in revenues during 2012. The 2013 decision to wind down business activities with a low-margin MSP client impacted revenues in this channel during the year. Permanent placement / fee revenues declined in 2013 by approximately $0.1 million from 2012. With the closure of several branch offices in late 2011, permanent placement opportunities have been less prevalent over the last two years.

In 2013, we had one client that represented more than 10% of total revenues (Accenture = 11.4%). In 2012, we had three clients that represented more than 10% of revenues (IBM = 13.3%, TEK Systems = 12.0%; and Kaiser Permanente = 11.8%). Our top ten clients represented 57% of total revenues in 2013 compared to 60% of total revenues in 2012.

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

Wholesale channel gross margins decreased by 20 basis points in 2013 compared to 2012. This slight decline was largely due to consultant compensation increases on existing assignments that out-paced bill rate increases during 2013. With assignment durations increasing over the last several years, this issue continues to have a greater impact on our overall gross margin performance. In our retail channel, gross margins increased by 120 basis points from 2012 levels. This increase reflected higher margins on new assignments and the wind-down of business with a low-margin MSP client.

Selling, General and Administrative (“S,G&A”) Expenses

S,G&A expenses in 2013 totaled $14.8 million and represented 13.9% of revenues, compared to $13.8 million or 15.2% of revenues in 2012.

Below is a variance analysis by expense category related to S,G&A expense in 2013 compared to 2012:

•	Sales expense increased by $0.4 million and reflected staff increases of $0.2 million and higher travel and variable compensation expenses of $0.2 million.

•	Recruiting expenses increased by $0.3 million due to increases in our recruiting staff of $0.1 million; higher activity-base expenses of $0.1 million (visa processing fees, job board access fees and background check expenses); and higher variable compensation expenses of $0.1 million.

•	General and administrative expenses increased by $0.3 million. Higher equity-based compensation expense of $0.3 million and higher bonus expense of $0.1 million in 2013 were partially offset by lower severance expense of $0.1 million.

Other Income / (Expense) Components

In 2013, other income / (expense) consisted of interest expense of $93,000 and foreign exchange gains of $16,000. In 2012, other income / (expense) consisted of $68,000 of interest expense and foreign exchange gains of $36,000. Higher interest expense in 2013 was due to higher average borrowings during 2013 compared to 2012. Net foreign exchange gains in 2013 and 2012 reflected exchange rate variations between the Indian rupee and the U.S. dollar.

Income Tax Expense

Income tax expense for 2013 was $2.0 million and represented an effective tax rate on pre-tax income of 37.4% compared to $1.3 million for 2012, which represented an effective tax rate on pre-tax income of 38.4%. The lower effective tax rate in 2013 was largely due to a higher aggregate state income tax rate in 2012.

Results of Discontinued Operations

Net Income from discontinued operations in 2013 totaled $536,000 and included a net gain of $442,000 related to the sale of the healthcare staffing business. In 2012, net income from discontinued operations total $0.1 million.

Liquidity and Capital Resources

Financial Condition and Liquidity

At December 31, 2014, we had cash balances on hand of $2.6 million, no outstanding borrowings and approximately $16.9 million of borrowing capacity under our existing credit facility. This financial position reflects returning $0.8 million of capital to our shareholders during 2014 in the form of share repurchases.

Historically, we have funded our business needs with cash generated from operating activities. In the staffing services industry, investment in operating working capital levels (defined as current assets minus cash and cash equivalents and current liabilities, excluding short-term borrowings) is a significant use of cash. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash preservation. Our accounts receivable “days sales outstanding” (“DSO’s”) measurement was 49 days at December 31, 2014 and 48 days at December 31, 2013. We believe that effectively managing our DSO’s has been an important factor in maximizing our cash flows in recent years.

Cash provided by operating activities, our cash and cash equivalents balances on hand at December 31, 2014 and current availability under our credit facility are expected to be adequate to fund our business needs over the next 12 months. Below is a tabular presentation of cash flow activities for the periods discussed:

	Years Ended December 31,
Cash Flows Activities	2014	2013	2012
	(Amounts in millions)
Operating activities – from continuing operations	$3.3	$1.9	$0.9
Investing activities – from continuing operations	(0.7)	(0.1)	(0.2)
Financing activities – from continuing operations	(0.4)	(4.3)	(5.9)
Discontinued operations activities	(0.1)	2.3	0.1

Operating Activities

Cash provided by operating activities for the years ended December 31, 2014, 2013 and 2012 totaled $3.3 million, $1.9 million and $0.9 million, respectively. Factors contributing to cash flows during the 2014 period included net income of $3.4 million and non-cash charges of $0.6 million, partially offset by an increase in operating working capital of $0.7 million. In 2013, cash flows from operating activities included net income of $3.3 million and non-cash charges of $0.6 million, partially offset by an increase in operating working capital of $2.0 million. In 2012, cash flows from operating activities included net income of $2.1 million and non-cash charges of $0.5 million, partially offset by an increase in operating working capital of $1.7 million. The increases in operating working capital during 2014, 2013 and 2012 were largely in support of higher activity levels and revenue expansion during the respective years.

We would expect operating working capital levels to increase should revenue growth continue in 2015. Similar to previous years, such an increase would have a negative impact on cash generated from operating activities. We believe that DSO’s are likely to remain in the 48 to 52-day range during 2015.

Investing Activities

Cash used in investing activities for the years ended December 31, 2014, 2013 and 2012 totaled approximately $0.7 million, $0.1 million and $0.2 million, respectively. In 2014, both capital expenditures and the increase in non-current deposits were largely related to the Company’s move to its new corporate headquarters. In 2013 and 2012 capital expenditures largely accounted for all uses of cash in investing activities.

We believe that investments in capital expenditures and facility lease deposits should approximate $0.4 million in 2015.

Financing Activities

In 2014, cash used in financing activities totaled $0.4 million and included $0.8 million of share repurchases, partially offset by excess tax benefits related to the exercising of stock options and the vesting of restricted shares. In 2013, cash used in financing activities totaled $4.3 million and included $2.1 million of dividend payments and $2.6 million of debt repayments, partially offset by stock option activities which generated cash of $0.4 million. In 2012, cash used in financing activities totaled $5.9 million and included $6.7 million of dividend payments on common stock, $2.5 million of purchases under the Company’s share repurchase program, partially offset by $2.6 million of borrowings under our revolving loan facility and $0.7 million of proceeds related to stock option exercises.

Discontinued Operations Activities

In 2014, discontinued operations used cash of $0.1 million related to the run-out of current liabilities. In 2013, discontinued operations generated cash of $2.3 million related to proceeds from the sale of the business and the wind-down of retained operating working capital levels. In 2012, discontinued operations generated cash of $0.1 million.

Contractual Obligations and Off-Balance Sheet Arrangements

We have financial commitments related to existing operating leases, primarily for office space that we occupy, and borrowings under our existing credit facility. Our commitments are as follows:

	Payments due by period
	(Amounts in thousands)
Contractual obligations	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Operating Leases	$745	$1,113	$1,105	$472	$3,435

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

Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 1,200,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options are granted at an exercise price equal to the closing share price of the Company’s common stock at the grant date and generally vest over a four year period.

The Company accounts for stock-based compensation expense in accordance with ASC Topic 718 “Share-based Payments” which requires us to measure all share-based payments based on their estimated fair value at the grant date and recognize compensation expense over the requisite service period. The fair value of our stock options is determined at the date of grant using the Black-Scholes option pricing model.

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

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2014, the Company provided a liability of $138,000 for uncertain tax positions, including interest and penalties, related to various state income tax matters.

Derivative Instruments and Hedging Activities

The Company is exposed to foreign currency risks as a result of its Indian-based global recruitment centers. During 2012, the Company’s expenditures in Indian rupees, in support of these operations, increased significantly. Accordingly, to mitigate and manage the risk of changes in foreign currency exchange rates, the Company entered into foreign currency forward contracts in June 2012 and continued its hedging strategy through 2014. These forward contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815 “Derivatives and Hedging”. The Company does not enter into derivative contracts for speculative purposes.

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

With respect to derivatives designed as hedges, the Company formally documents all relationships between the hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking such transactions. The Company evaluates hedge effectiveness at the time a contract is entered into and on an ongoing basis. If a contract is deemed ineffective, these changes in the fair value of the derivative is recorded in the Consolidated Statement of Operations as foreign exchange gains / (loss).

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

Recently Issued Accounting Standards

Recent accounting pronouncements are described in Note 1 to the Consolidated Financial Statements contained in Item 8, herein.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value.

Our cash flows and earnings are subject to fluctuations due to currency exchange rate variations. Foreign currency risk exists by nature of our global recruitment centers. We attempt to limit our exposure to currency exchange fluctuations in the Indian rupee (“Rupee”) via the purchase of foreign currency forward contracts. These forward contracts have been designated as cash flow hedging instruments and are used to mitigate overall risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency forward contracts held by the Company as of December 31, 2014:

Currency (in thousands)	Amount (in Rupees)	Amount (in USD)
Currency Forward Contracts	INR 132,000	$2,065

Effect of Hypothetical Currency Rate Fluctuations

As of December 31, 2014, the potential gain or loss in the fair value of the Company’s outstanding foreign currency forward contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be as follows (amounts in thousands):

	Valuation given X% decrease in Rupee/USD Rate				Fair Value as of December 31, 2014	Valuation given X% increase in Rupee/USD Rate
	10%	5%	2%	1%		1%	2%	5%	10%
Rupee to USD Rate	58.63	61.88	63.84	64.49	65.14	65.79	66.44	68.40	71.65
Fair value of derivative instruments	$186	$68	$3	$(18)	$(38)	$(59)	$(78)	$(135)	$(223)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

The Company’s Consolidated Financial Statements for the year ended December 31, 2014 have been audited by UHY LLP, an Independent Registered Public Accounting Firm, whose report thereon appears on page 33 of this Form 10-K.

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

John J. Cronin, Jr.

Chief Financial Officer

MASTECH HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mastech Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Mastech Holdings, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. We have also audited the accompanying Schedule II, Valuation and Qualifying Accounts, for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Mastech Holdings, Inc. and Subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Farmington Hills, Michigan

March 20, 2015

MASTECH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	At December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$2,568	$424
Accounts receivable, net of allowance for uncollectible accounts of $260 in 2014 and $358 in 2013	10,677	10,707
Unbilled receivables	4,549	4,304
Prepaid and other current assets	926	822
Deferred income taxes	120	143

Total current assets	18,840	16,400
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,022	1,688
Enterprise software	629	723
Leasehold improvements	320	547

	1,971	2,958
Less – accumulated depreciation and amortization	(1,270)	(2,784)

Net equipment, enterprise software, and leasehold improvements	701	174
Deferred income taxes	188	248
Deferred financing costs, net	51	19
Non-current deposits	264	210

Total assets	$20,044	$17,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$12
Accounts payable	1,514	2,026
Accrued payroll and related costs	5,012	5,202
Other accrued liabilities	531	304
Deferred revenue	119	47

Total current liabilities	7,176	7,591

Total liabilities	7,176	7,591
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 125,000,000 shares authorized and 5,099,184 shares issued as of December 31, 2014 and 4,974,506 shares issued as of December 31, 2013	51	50
Additional paid-in-capital	12,733	11,924
Retained earnings	4,024	601
Accumulated other comprehensive income (loss)	(25)	16
Treasury stock, at cost; 794,289 shares as of December 31, 2014 and 732,958 as of December 31, 2013	(3,915)	(3,131)

Total shareholders’ equity	12,868	9,460

Total liabilities and shareholders’ equity	$20,044	$17,051

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenues	$113,523	$106,901	$90,770
Cost of revenues	92,737	86,784	73,605

Gross profit	20,786	20,117	17,165
Selling, general and administrative expenses	15,246	14,815	13,794

Income from operations	5,540	5,302	3,371
Interest (expense)	(84)	(93)	(68)
Other income, net	52	16	36

Income from continuing operations before income taxes	5,508	5,225	3,339
Income tax expense	2,085	1,956	1,281

Income from continuing operations	3,423	3,269	2,058
Income from discontinued operations, net of tax expense of $0, $68 and $64	—	94	81
Gain on sale of discontinued operations, net of tax expense of $0, $43 and $0	—	442	—

Net income from discontinued operations	—	536	81

Net income	$3,423	$3,805	$2,139

Earnings Per Share:
Basic:
Continuing operations	$.79	$.78	$.51
Discontinued operations	—	.13	.02

Total	$.79	$.91	$.53

Diluted:
Continuing operations	$.77	$.75	$.49
Discontinued operations	—	.12	.02

Total	$.77	$.88	$.51

Weighted average common shares outstanding:
Basic	4,320	4,193	4,075

Diluted	4,459	4,342	4,201

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$3,423	$3,805	$2,139
Other comprehensive income (loss):
Net unrealized gain (loss) on cash flow hedges	(67)	13	13
Income tax expense (benefit)	(26)	5	5

Total other comprehensive income (loss)	$(41)	$8	$8

Total comprehensive income	$3,382	$3,813	$2,147

The accompanying notes are an integral part of these Consolidated Financial Statements

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balances, December 31, 2011	$46	$10,105	$3,462	$(566)	$—	$13,047
Net income	—	—	2,139	—	—	2,139
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	8	8
Dividends paid on common stock	—	—	(6,682)	—	—	(6,682)
Increase in excess tax benefits related to stock-based compensation	—	58	—	—	—	58
Stock-based compensation expense	—	242	—	—	—	242
Stock options exercised	3	621	—	—	—	624
Purchase of treasury stock	—	—	—	(2,549)	—	(2,549)

Balances, December 31, 2012	$49	$11,026	$(1,081)	$(3,115)	$8	$6,887
Net income	—	—	3,805	—	—	3,805
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	8	8
Dividends paid on common stock	—	—	(2,123)	—	—	(2,123)
Increase in excess tax benefits related to stock-based compensation	—	250	—	—	—	250
Stock-based compensation expense	—	517	—	—	—	517
Stock options exercised	1	131	—	—	—	132
Purchase of treasury stock	—	—	—	(16)	—	(16)

Balances, December 31, 2013	$50	$11,924	$601	$(3,131)	$16	$9,460
Net income	—	—	3,423	—	—	3,423
Unrealized (loss) on cash flow hedges, net of tax	—	—	—	—	(41)	(41)
Increase in excess tax benefits related to stock-based compensation	—	467	—	—	—	467
Stock-based compensation expense	—	330	—	—	—	330
Stock options exercised	1	12	—	—	—	13
Purchase of treasury stock	—	—	—	(784)	—	(784)

Balances, December 31, 2014	$51	$12,733	$4,024	$(3,915)	$(25)	$12,868

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$3,423	$3,805	$2,139
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Net income from discontinued operations, net of tax	—	(536)	(81)
Depreciation and amortization	143	153	158
Interest amortization of deferred financing costs	28	27	28
Stock-based compensation expense	330	532	222
Deferred income taxes, net	59	(131)	151
(Gain) loss on derivative contract	38	(13)	(28)
Loss on capital asset retirements	9	1	—
Working capital items:
Accounts receivable and unbilled receivables	(281)	(2,915)	(1,778)
Prepaid and other current assets	(144)	(197)	(17)
Accounts payable	(495)	176	(312)
Accrued payroll and related costs	(190)	1,141	468
Other accrued liabilities	348	(43)	(99)
Deferred revenue	72	(121)	71

Net cash flows provided by operating activities of continuing operations	3,340	1,879	922
Net cash flows provided by (used in) operating activities of discontinued operations	(87)	1,332	75

Net cash flows provided by operating activities	3,253	3,211	997

INVESTING ACTIVITIES:
(Payment for) Recovery of non-current deposits	(54)	10	(8)
Capital expenditures	(679)	(100)	(136)

Net cash flows (used in) investing activities of continuing operations	(733)	(90)	(144)
Net cash flows provided by (used in) investing activities of discontinued operations	—	1,000	(10)

Net cash flows provided by (used in) investing activities	(733)	910	(154)

FINANCING ACTIVITIES:
Dividends paid on common stock	—	(2,123)	(6,682)
Payment of deferred financing costs	(60)	—	—
Proceeds from (payment of) short-term borrowings, net	(12)	(2,598)	2,610
Purchase of treasury stock and other equity securities	(784)	(16)	(2,549)
Proceeds from the exercise of stock options	13	131	624
Increase in excess tax benefits related to stock options, net	467	250	58

Net cash flows (used in) financing activities of continuing operations	(376)	(4,356)	(5,939)
Net cash flows of financing activities of discontinued operations	—	—	—

Net cash flows (used in) financing activities	(376)	(4,356)	(5,939)

Net change in cash and cash equivalents	2,144	(235)	(5,096)
Cash and cash equivalents, beginning of period	424	659	5,755

Cash and cash equivalents, end of period	$2,568	$424	$659

SUPPLEMENTAL DISCLOSURE:
Cash payments for interest expense	$116	$65	$40

Cash payments for income taxes	$1,629	$2,275	$1,093

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies:

Basis of Presentation

Mastech Holdings, Inc. (referred to in this report as “Mastech”, the “Company”, “us”, “our” or “we”) is a provider of information technology staffing services. Our business combines technical expertise with business process experience to deliver a broad range of services within business intelligence / data warehousing; service oriented architecture; web services; enterprise resource planning & customer resource management; and e-Business solutions segments. Headquartered in the Pittsburgh, Pennsylvania area, we have approximately 750 consultants that provide services across a broad spectrum of industry verticals on a national basis.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates.

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

The Allowance for Uncollectible Accounts was $260,000 and $358,000 at December 31, 2014 and 2013, respectively. There were no bad debt expense charges from continuing operations reflected in the Consolidated Statements of Operations for each of the three years ended December 31, 2014.

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

Depreciation and amortization expense related to fixed assets totaled $143,000, $153,000 and, $158,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. Accordingly, the Company has reported a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2014 and 2013, the Company provided $138,000 and $111,000 for uncertain tax positions, including interest and penalties, related to various state income tax matters.

During 2013, the Company’s 2011 federal tax return was audited by the Internal Revenue Service (“IRS”) resulting in no adjustments to our filed return. During 2011, the IRS completed its examination of the Company’s federal income tax returns for the years 2008 (post spin-off) and 2009. Amendments to our income tax return as a result of such examination were immaterial. All periods remain subject to examination by various state authorities, conditioned upon statutory limitations.

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

Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 1,200,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options are granted at an exercise price equal to the closing share price of the Company common stock at the grant date and generally vest over a four-year period.

The Company accounts for stock-based compensation expense in accordance with ASC Topic 718 “Share-based Payments” which requires us to measure all share-based payments based on their estimated fair value at the grant date and recognize compensation expense over the requisite service period. The fair value of our stock options is determined at the date of grant using the Black-Scholes option pricing model.

Treasury Stock

The Company maintains a stock repurchase program which expires on December 22, 2016. Under this program, the Company may make treasury stock purchases in the open market or through privately negotiated transactions, subject to market conditions and normal trading restrictions. At December 31, 2014, the Company held 794,289 shares in its treasury at a cost of $3.9 million.

Comprehensive Income

Comprehensive income as presented in the Consolidated Statements of Comprehensive Income consists of net income and unrealized gains or losses, net of taxes, on cash flow hedging transactions related to foreign exchange derivative contracts.

Derivative Instruments and Hedging Activities

The Company is exposed to foreign currency risks largely as a result of its Indian-based global recruitment centers. During 2012, the Company’s expenditures in Indian rupees, in support of these operations, increased significantly. Accordingly, to mitigate and manage the risk of changes in foreign currency exchange rates, the Company entered into foreign currency forward contracts in June 2012 and continued its hedging strategy through 2014. These forward contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. The Company does not enter into derivative contracts for speculative purposes.

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

Earnings Per Share

Basic earnings per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of common shares outstanding during the period, plus the incremental shares outstanding assuming the exercise of dilutive stock options and the vesting of restricted shares and performance shares, calculated using the treasury stock method.

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-8, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This ASU changes the requirements for reporting discontinued operations to disposals of components of an entity that represent strategic shifts that have a major effect on an entity’s operations and financial results and does not prohibit continuing involvement. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not qualify for discontinued operations reporting. The guidance is effective for interim and annual periods beginning after December 15, 2014, and should be applied prospectively. Early adoption is permitted. The Company did not early adopt this standard for purposes of the discontinued operations disclosed in Note 2 below.

In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers”, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and is to be applied retrospectively at the entity’s election either to each prior reporting period presented or with the cumulative effect of application recognized at the date of initial application. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

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

The carrying value of assets and liabilities of discontinued operations included in the December 31, 2014 and 2013 Consolidated Balance Sheets were as follows (in thousands):

	At December 31, 2014	At December 31, 2013
ASSETS:
Accounts receivables	$2	$68
Deferred income taxes	—	24
Non-current deposits	19	19

Total	21	111

LIABILITIES:
Accounts payable	6	23
Other accrued liabilities	15	174

Total	21	197

TOTAL NET ASSETS (LIABILITIES)	$—	$(86)

The statement of operations of discontinued operations was as follows for the three years ended December 31, 2014 (in thousands):

	Years Ended December 31,
	2014	2013*	2012
Revenues	$—	$7,058	$11,068
Costs of revenues	—	5,856	9,024

Gross profit	—	1,202	2,044
Selling, general and administrative expenses	—	1,040	1,899

Income before income taxes	—	162	145
Income tax expense	—	68	64

Net income	$—	$94	$81

*	Results through the sale transaction date (August 12, 2013).

The gain on the August 2013 sale of the healthcare business was as follows (in thousands):

Year Ended December 31, 2013
Pretax gain on sale transaction	$485
Income tax expense	43

Net gain after income taxes	$442

Income tax expense in 2013 on the sale transaction included the utilization of $147,000 of tax benefits (capital loss carry-forwards) which were previously deemed non-realizable by the Company.

The statements of cash flows of discontinued operations were as follows for the three-years ended December 31, 2014 (in thousands):

	Years Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income from discontinued operations	$—	$536	$81
Adjustments to reconcile net income to net cash provided by (used in) operating activities of discontinued operations:
Depreciation and amortization	—	16	45
Bad debt (credit) expense	—	(25)	125
Stock-based compensation expense	—	(15)	20
Deferred income taxes, net	24	(16)	(49)
(Gain) on sale of discontinued operations, net of tax	—	(442)	—
Working capital items:
Accounts receivable and unbilled receivables	66	1,720	(213)
Prepaid and other current assets	—	144	12
Accounts payable	(17)	(134)	(13)
Accrued payroll and related costs	—	(363)	(46)
Other accrued liabilities	(160)	(84)	117
Deferred revenue	—	(5)	(4)

Total cash provided by (used in) operating activities of discontinued operations	(87)	1,332	75

INVESTING ACTIVITIES:
Recovery of (increase in) non-current deposits	—	(6)	4
Capital expenditures	—	(3)	(14)
Proceeds from sale of discontinued operations	—	1,009	—

Total cash provided by (used in) investing activities of discontinued operations	—	1,000	(10)

FINANCING ACTIVITIES:
None	—	—	—

Total cash flow provided by (used in) discontinued operations	$(87)	$2,332	$65

3.	Cash and Cash Equivalents

The Company had cash and cash equivalents consisting of cash balances on hand and money market funds that totaled $2.6 million at December 31, 2014 and $0.4 million at December 31, 2013. There were no restrictions on the Company’s cash balances during the periods presented.

4.	Credit Facility

On July 11, 2014, the Company entered into a Second Amended and Restated Loan Agreement (the “Loan Agreement) with PNC Bank, N.A. (“PNC”), replacing its previous PNC credit facility that was set to expire on August 31, 2014. The new three-year facility provides for up to $20 million of credit, subject to borrowing base limits and commitment reductions and mandatory prepayments, as described in the Loan Agreement filed as Exhibit 10.1 to the Company’s Form 8K, filed with the SEC on July 17, 2014.

Advances under the revolving credit loan are limited to a borrowing base that consist of the sum of 85% of eligible accounts receivable and 60% of eligible unbilled accounts. The credit facility includes sub-facilities in aggregate amounts not to exceed (i) $1 million for letters of credit and (ii) $5 million for permitted acquisitions. Revolving credit loans made for the purpose of financing permitted acquisitions may be converted into term loans with five-year maturities and the credit facility will be reduced by an amount equal to each converted term loan. The credit facility also includes an accordion feature which may be exercised by the Company to increase the loan commitment by an aggregate amount of up to $10 million, subject to PNC’s approval.

Interest on borrowings will be charged at a rate equal to, at the Company’s election, either (a) the higher of PNC’s prime rate or the federal funds rate plus 0.50%, plus an applicable margin; or (b) adjusted LIBOR plus an applicable margin. The applicable margin on the base rate is between 0.25% and 0.75% on revolving credit loans and between 0.75% and 1.25% on the delayed draw term loans. The applicable margin on the adjusted LIBOR rate is between 1.25% and 1.75% on revolving credit loans and between 1.75% and 2.25% on the delayed draw term loans. The actual applicable margin is based on the Company’s senior leverage ratio, as defined in the Loan Agreement. A 20 basis point per annum commitment fee on the unused portion of the facility is charged and due quarterly in arrears. As of December 31, 2014, the Company had no outstanding borrowings under facility and unused borrowing availability of $16.9 million. As of December 31, 2013, the Company had $12,000 of outstanding borrowings under the facility and unused borrowing availability of $15.4 million.

The Loan Agreement contains standard financial covenants, including but not limited to, covenants related to the Company’s leverage ratio, senior leverage ratio and fixed charge ratio (as defined under the Loan Agreement) and limitations on liens, indebtedness, guarantees and contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of December 31, 2014, the Company was in compliance with all provisions under the facility.

In connection with securing the Loan Agreement, the Company incurred transaction costs totaling $60,000. These costs are being amortized as interest expense over the three-year life of the credit facility.

5.	Commitments and Contingencies

Lease Commitments

The Company rents certain office facilities and equipment under noncancelable operating leases, which provide for the following future minimum rental payments as of December 31, 2014:

Total Amount
(Amounts in thousands)
2015	$745
2016	601
2017	512
2018	552
2019	553
Thereafter	472

Total	$3,435

Rental expense for the years ended December 31, 2014, 2013 and 2012, totaled $596,000, $577,000 and $618,000, respectively.

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

The Company’s employees participate in an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Internal Revenue Code. For the three years ended December 31, 2014, the Company did not provide for matching contributions.

7.	Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 1,200,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. As of December 31, 2014, the Company had 720,000 outstanding and/or exercised stock options, 207,000 outstanding and/or vested performance shares and 95,000 outstanding and/or released restricted stock units that were issued under the Plan. Thus, as of December 31, 2014, the Company has 178,000 shares available for future grants under the Plan.

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

On February 6, 2013, the Compensation Committee of the Board of Directors determined that, in accordance with the provisions of the Plan, equitable adjustments to outstanding equity grants issued under the Plan were required to preserve the intrinsic value related to non-participation in the Company’s special shareholder distribution (special one-time dividend), made on December 21, 2012. Accordingly, the Committee approved adjustments to the exercise price of all stock options, outstanding prior to this distribution, to preserve the stock option’s pre-distribution value. Further, the Committee approved the issuance of additional restricted shares and performance shares, sufficient to preserve the pre-distribution value of those securities, with the same service and performance requirements as stated in the original grants. These equitable adjustments, in accordance with the Plan, do not constitute a modification to the original grants under the provisions of ASC Topic 718 “Share-based Payments”.

Following is a summary of Mastech stock option activity for the three years ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2011	654,000	$2.80

Granted	—	$—
Exercised	(262,000)	$2.68
Cancelled / forfeited	(61,000)	$3.77

Outstanding at December 31, 2012	331,000	$2.79

Granted	—	$—
Exercised	(64,000)	$2.05
Cancelled / forfeited	(2,000)	$2.08

Outstanding at December 31, 2013	265,000	$1.01	*
Granted	—	$—
Exercised	(10,000)	$1.43	*
Cancelled / forfeited	—	$—

Outstanding at December 31, 2014	255,000	$1.00	*

*	Reflects equitable adjustments to the exercise price as referenced above.

As of December 31, 2014, the Company’s outstanding “in the money” stock options using the year-end share price of $10.62 had an aggregate intrinsic value of $2.5 million. As of December 31, 2014, the intrinsic value of vested and expected to vest stock options totaled $2.4 million. The total intrinsic value of options exercised during 2014, 2013 and 2012 totaled $131,000, $754,000 and $582,000, respectively. The measurement date fair value of stock options vested during 2014, 2013 and 2012 totaled $69,000, $112,000 and $152,000, respectively.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of December 31, 2014:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $2.00	232,000	6.8	$.81
$2.01 to $4.00	17,000	5.0	$2.36
$4.01 to $6.00	6,000	2.7	$4.63

	255,000	6.6	$1.00

Range of Exercise Prices:	Options Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $2.00	170,000	6.8	$.81
$2.01 to $4.00	17,000	5.0	$2.36
$4.01 to $6.00	6,000	2.7	$4.63

	193,000	6.5	$1.07

No stock options were issued during the three years ended December 31, 2014.

Following is a summary of Mastech restricted stock activity for the three years ended December 31, 2014:

	Years Ended December 31,
	2014	2013	2012
Beginning outstanding balance	39,863	9,375	25,000
Awarded	45,000	31,250	—
Awarded as equitable adjustments	—	3,544	—
Released	(12,122)	(4,306)	(6,250)
Forfeited	—	—	(9,375)

Ending outstanding balance	72,741	39,863	9,375

The average grant date fair value of restricted stock awarded in 2014 was $12.34. The aggregate intrinsic value of restricted stock units outstanding at December 31, 2014 was $773,000. The total intrinsic value of restricted shares released during 2014 totaled $165,000.

Following is a summary of Mastech performance share activity for the three years ended December 31, 2014:

	Years Ended December 31,
	2014	2013	2012
Beginning outstanding balance	206,554	131,250	—
Awarded	—	68,750	193,750
Awarded as equitable adjustments	—	49,616	—
Released	(103,281)	—	—
Forfeited	—	(43,062)	(62,500)

Ending outstanding balance	103,273	206,554	131,250

The total intrinsic value of performance shares released during 2014 totaled $1.4 million. The aggregate intrinsic value of performance shares outstanding at December 31, 2014 was $1.1 million.

Stock-based compensation expense of $330,000, $532,000, and $222,000 was recognized in the Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012, respectively. The Company has recognized related tax benefits associated with its share-based compensation arrangements for the years ended December 31, 2014, 2013, and 2012 of $125,000 $193,000 and $93,000, respectively. As of December 31, 2014, the total remaining unrecognized compensation expense related to non-vested stock options totaled $42,000, which will be amortized over the weighted-average remaining requisite service period of 0.8 years; the total remaining unrecognized compensation expense related to restricted stock units amounted to $755,000, which will be amortized over the weighted-average remaining requisite service period of 3.3 years; and the total remaining unrecognized compensation expense related to performance shares amounted to $142,000, which will be amortized over the weighted-average estimated remaining requisite service period of 1.5 years.

8.	Income Taxes

The components of income before income taxes from continuing operations, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Income before income taxes:
Domestic	$5,508	$5,225	$3,339
Foreign	—	—	—

Income before income taxes	$5,508	$5,225	$3,339

While all of the Company’s revenues and income is generated within the United States, the Company does have a foreign subsidiary in India which provides recruitment services to its U.S. operations. Accordingly, the Company allocates a portion of its income to this subsidiary based on a “transfer pricing” model. No provision for U.S. income taxes has been made for the undistributed earnings of its Indian subsidiary as of December 31, 2014, as those earnings are expected to be permanently reinvested outside the U.S. If these foreign earnings were to be repatriated in the future, the U.S. tax liability may be reduced by any foreign income taxes previously paid on such earnings, which would make this U.S. tax liability immaterial. The determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The provision for income taxes from continuing operations, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Current provision:
Federal	$1,835	$1,915	$1,024
State	191	172	106

Total current provision	2,026	2,087	1,130

Deferred provision (benefit):
Federal	51	(115)	133
State	8	(16)	18

Total deferred provision (benefit)	59	(131)	151

Total provision for income taxes	$2,085	$1,956	$1,281

The reconciliation of income taxes from continuing operations computed using our statutory U.S. income tax rate and the provision for income taxes for the years ended December 31, 2014, 2013 and 2012 were as follows:

(Amounts in thousands)	2014		2013		2012
Income taxes computed at the federal statutory rate	$1,873	34.0%	$1,777	34.0%	$1,135	34.0%
State income taxes, net of federal tax benefit	199	3.6	156	3.0	124	3.7
Other	13	0.3	23	0.4	22	0.7

	$2,085	37.9%	$1,956	37.4%	$1,281	38.4%

The components of the deferred tax assets and liabilities were as follows:

	At December 31,
	2014	2013
	(Amounts in thousands)
Deferred tax assets:
Allowance for doubtful accounts and employee advances	$102	$139
Accrued vacation, bonuses and severance	228	199
Stock-based compensation expense	191	249

Total deferred tax assets	521	587

Deferred tax liabilities:
Prepaid expenses	210	193
Depreciation, intangibles and other	3	3

Total deferred tax liabilities	213	196

Net deferred tax asset	308	391
Less: current deferred tax asset	120	143

Total long-term deferred tax asset	$188	$248

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, for the three years ended December 31, 2014 is as follows:

	Years Ended December 31,
(Amounts in thousands)	2014	2013	2012
Unrecognized tax benefits, beginning balance	$111	$78	$89
Additions related to current period	40	33	27
Additions related to prior periods	—	—	—
Reductions related to prior periods	(13)	—	(38)

Unrecognized tax benefits, ending balance	$138	$111	$78

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2014, 2013 and 2012, the Company had $16,000, $15,000 and $13,000, respectively, accrued for interest and penalties.

9.	Derivative Instruments and Hedging Activities

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

The outstanding contracts as of December 31, 2014 mature in twelve equal monthly installments of 11 million rupees through December 2015, meet the qualifying criteria for hedge accounting and have been deemed to be effective. Accordingly, the Company has recorded other comprehensive pretax losses of $41,000 as of December 31, 2014.

The following table presents information related to foreign currency forward contracts held by the Company:

Outstanding hedge transactions qualifying for hedge accounting as of December 31, 2014 (amounts in thousands):

	Maturity Date Ranges	Rupee Strike Price Ranges	Amount	Net Unrealized Gain / (Loss) December 31, 2014
Forward contracts USD:
From:	January 20, 2015	62.35
To:	December 18, 2015	65.74
Total			$2,065	$(41)

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2014 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income	Location of Gain / (Loss) reclassified in Income on Derivatives	Amount of Gain / (Loss) recognized in Income on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
Currency
Forward
Contracts	($67)	SG&A Expense	$51	Other Income/ (Expense)	$77

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2013 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income	Location of Gain / (Loss) reclassified in Income on Derivatives	Amount of Gain / (Loss) recognized in Income on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
Currency
Forward
Contracts	$13	SG&A Expense	($20)	Other Income/ (Expense)	$9

Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets (in thousands):

	December 31, 2014		December 31, 2013
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Currency Forward Contracts	Other Current Liabilities	$38	Prepaid and Other Current Assets	$67

The estimated amount of pretax (losses) as of December 31, 2014 that is expected to be reclassified from other comprehensive income (loss) into earnings, within the next 12 months is $(41,000).

10.	Shareholders’ Equity

On October 22, 2014, the Company’s Board of Directors approved the extension of the Company’s existing Share Repurchase Program for an additional two-year period, through December 22, 2016. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws. During 2014, 2013 and 2012, the Company purchased 32,149, 2,743 and 551,607 shares respectively, under the Share Repurchase Program. These share repurchases were completed at an average share price, inclusive of transaction cost of $11.75, $5.59 and $4.62 per share for 2014, 2013 and 2012, respectively. As of December 31, 2014, there are approximately 484,892 shares available for purchase under the Share Repurchase Program. Additionally in 2014, the Company purchased an additional 29,182 shares at an average share price of $13.63 to satisfy employee tax obligations related to the vesting of performance shares, in accordance with the Plan provisions.

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

11.	Revenue Concentration

Accenture was the Company’s only client that exceeded 10% of total 2014 and 2013 revenues, generating 11.7% and 11.4% of total revenues, respectively. In 2012, IBM, TEK Systems and Kaiser Permanente exceeded 10% of total revenues, generating 13.3%, 12.0% and 11.8% of total revenues, respectively.

Accenture accounted for 13.4% and 11.7% of the Company’s accounts receivable balance at December 31, 2014 and December 31, 2013. At December 31, 2012, IBM, TEK Systems and Kaiser Permanente accounted for 7.2%, 6.9% and 12.6% of the Company’s accounts receivable balance.

The Company’s top ten clients represented approximately 59%, 57% and 60% of total revenues in 2014, 2013 and 2012, respectively.

12.	Earnings per Share

The computation of basic earnings per share (“EPS”) is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options and restricted share units were exercised / released. The dilutive effect of stock options and restricted share units were calculated using the treasury stock method. Performance shares for which the performance objectives were achieved as of December 31, 2014 and 2013, were included in the dilutive earnings per share calculation for the respective years as though such shares were outstanding for the entire quarter in which the performance objectives were achieved.

For the year’s ended 2014, 2013 and 2012, the computation of diluted earnings per share does not include 0, 0 and 60,000 stock options respectively, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations. All shares outstanding for the period shown below have been adjusted to reflect the November 2013 five-for-four stock split:

	Years Ended December 31,
(Amounts in thousands):	2014	2013	2012
Weighted-average shares outstanding:
Basic	4,320	4,193	4,075
Stock options and restricted share units	139	149	126

Diluted	4,459	4,342	4,201

The following table sets forth the computation of basic EPS utilizing net income from continuing operations and the Company’s weighted-average common stock outstanding:

	Years Ended December 31,
(Amounts in thousands, except per share data):	2014	2013	2012
Net income	$3,423	$3,269	$2,058
Basic weighted-average shares outstanding	4,320	4,193	4,075

Basic EPS	$.79	$.78	$.51

The following table sets forth the computation of diluted EPS utilizing net income from continuing operations and the Company’s weighted-average common stock outstanding plus the weighted-average of stock options, restricted shares and performance shares outstanding:

	Years Ended December 31,
(Amounts in thousands, except per share data):	2014	2013	2012
Net income	$3,423	$3,269	$2,058
Diluted weighted-average shares outstanding	4,459	4,342	4,201

Diluted EPS	$.77	$.75	$.49

13. Fair Value Measurements

The Company has adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) related to certain financial and nonfinancial assets and liabilities. ASC 820 establishes the authoritative definition of fair value; sets out a framework for measuring fair value; and expands the required disclosures about fair value measurements. The valuation techniques required by ASC 820 are based on observable and unobservable inputs using the following three-tier hierarchy:

•	Level 1 – Inputs are observable quoted prices (unadjusted) in active markets for identical assets and liabilities.

•	Level 2 – Inputs are observable, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are directly or indirectly observable in the marketplace.

•	Level 3 – Inputs are unobservable that are supported by little or no market activity.

The following table summarizes the basis used to measure financial assets and (liabilities) at fair value on a recurring basis:

	Fair Value as of December 31, 2014
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Currency forward contracts	$0	$(38)	$0	$0

	Fair Value as of December 31, 2013
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Currency forward contracts	$0	$67	$0	$0

14.	Quarterly Financial Information from Continuing Operations (Amounts in thousands, except per share data):

	Revenues	Gross Profit	Net Income	Earnings Per Share
Year Ended December 31, 2014				Basic	Diluted
First quarter	$28,684	$5,225	$869	$.20	$.20
Second quarter	27,656	5,106	893	.21	.20
Third quarter	28,634	5,227	879	.20	.20
Fourth quarter	28,549	5,228	782	.18	.18

Annual	$113,523	$20,786	$3,423	$.79	$.77

	Revenues	Gross Profit	Net Income	Earnings Per Share
Year Ended December 31, 2013				Basic	Diluted
First quarter	$24,000	$4,371	$544	$.13	$.13
Second quarter	26,135	4,973	765	.18	.18
Third quarter	28,283	5,335	999	.24	.23
Fourth quarter	28,483	5,438	961	.23	.22

Annual	$106,901	$20,117	$3,269	$.78	$.75

15.	Severance Charges

The Company did not incur any severance costs in 2014 and 2013. Severance costs during 2012 totaled $120,000 and related to a change in executive leadership.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. The results of management’s assessment were reviewed with the Company’s Audit Committee.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, management has concluded and hereby reports that the Company’s internal control over financial reporting was effective as of December 31, 2014.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item, not set forth below, is incorporated herein by reference from the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for May 13, 2015, which will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2014 (the “Proxy Statement”).

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

The information required by this item is hereby incorporated by reference from the sections entitled “Board Committees and Meetings” and “Policies and Procedures for Approving Related Person Transactions” of the Proxy Statement. During 2014, we had no related party transactions.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference from the section entitled “Independent Registered Public Accountants” of the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The following Consolidated Financial Statements of the registrant and its subsidiaries are included on pages 34 to 55 and the report of Independent Registered Public Accounting Firm is included on page 33 in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets – December 31, 2014 and 2013.

Consolidated Statements of Operations – Years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Comprehensive Income – Years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows – Years ended December 31, 2014, 2013 and 2012.

Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedules

The following Consolidated Financial Statement schedules shown below should be read in conjunction with the Consolidated Financial Statements on pages 34 to 55 in this Form 10-K. All other schedules are omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or notes thereto.

The following items appear immediately on the following page:

Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012.

3.	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

MASTECH HOLDINGS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(Amounts in thousands)

	Balance at beginning of period	Charged to expense (credited)	Recoveries/ (Write-offs)	Balance at end of period
Allowance for Doubtful Accounts:
Year ended December 31, 2014	$358	$—	$(98)	$260
Year ended December 31, 2013	438	(25)	(55)	358
Year ended December 31, 2012	305	125	8	438

Exhibit	Index Description Exhibit

3.1	Articles of Incorporation of the Company are incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, File No. 001-34099, filed on July 23, 2008.

3.2	Amended and Restated Bylaws of the Company are incorporated by reference to Exhibit 3.1. to Mastech’s Form 8-K, File No. 001-34099, filed on October 1, 2008.

10.1†	Mastech Holdings, Inc. Stock Incentive Plan (as amended and restated) is filed herewith.

10.2	Second Amended and Restated Loan Agreement, dated July 11, 2014, by and among Mastech Holdings, Inc., Mastech, Inc., Mastech Alliance, Inc., Mastech Trademark Systems, Inc., and PNC Bank, National Association filed as Exhibit 10.1 to Mastech’s Form 8-K, filed on July 17, 2014 and herein incorporated by reference.

10.3†	Executive Employment Agreement by and among Mastech, Inc., Mastech Holdings, Inc., and John J. Cronin, Jr., as amended and restated on March 20, 2014 filed as Exhibit 10.3 to Mastech’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 21, 2014 and herein incorporated by reference.

10.4†	Executive Employment Agreement by and between Mastech, Inc. and Scott A. Aicher, as amended on March 20, 2014 filed as Exhibit 10.4 to Mastech’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 21, 2014 and herein incorporated by reference.

10.5	Lease Agreement, dated April 2, 2014, between PIBP 210 LLP and Mastech Holdings, Inc. is incorporated by reference to Exhibit 10.1 to Mastech’s Form 8-K, filed on April 7, 2014.

10.6†	Executive Employment Agreement by and among Mastech, Inc., Mastech Holdings, Inc., and D. Kevin Horner, as amended and restated on March 20, 2014 filed as Exhibit 10.6 to Mastech’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 21, 2014 and herein incorporated by reference.

10.7	Asset Purchase Agreement, dated July 26, 2013, by and among Curastat Inc., Mastech Healthcare, Inc., Mastech Holdings, Inc., and Accountable Healthcare Staffing, Inc. filed as Exhibit 10.7 to Mastech’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 21, 2014 and herein incorporated by reference.

10.8†	Executive Employment Agreement by and between Mastech, Inc. and Denis Deet, dated August 20, 2014 is filed herewith.

10.9†	Form of Restricted Stock Agreement under the Mastech Holdings, Inc. Stock Incentive Plan (as amended and restated) is filed herewith.

21.0	List of Subsidiaries is filed herewith.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm is filed herewith.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is furnished herewith.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is furnished herewith.

Exhibit	Index Description Exhibit

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Designates the Registrant’s management contracts or compensation plans or arrangements for its executive officers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of March, 2015.

MASTECH HOLDINGS, INC.

/s/ D. KEVIN HORNER
D. Kevin Horner President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on this 20th day of March, 2015.

/s/ D. KEVIN HORNER
D. Kevin Horner President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ SUNIL WADHWANI
Sunil Wadhwani Co-Chairman of the Board of Directors, and Director

/s/ ASHOK TRIVEDI
Ashok Trivedi Co-Chairman of the Board of Directors, and Director

/s/ GERHARD WATZINGER
Gerhard Watzinger Director

/s/ JOHN AUSURA
John Ausura Director

/s/ BRENDA GALILEE
Brenda Galilee Director