Form 10-Q
period 2015-03-31
Mastech Holdings, Inc.
filed 2015-05-12
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2015 was 4,329,818.

MASTECH HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues	$27,060	$28,684
Cost of revenues	22,373	23,459

Gross profit	4,687	5,225
Selling, general and administrative expenses	4,359	3,831

Income from operations	328	1,394
Interest income (expense), net	(12)	(23)
Other income (expense), net	(5)	31

Income before income taxes	311	1,402
Income tax expense	116	533

Net income	$195	$869

Earnings per share:
Basic	$.05	$.20

Diluted	$.04	$.20

Weighted average common shares outstanding:
Basic	4,328	4,310

Diluted	4,441	4,440

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$195	$869
Other comprehensive income:
Net unrealized gain on cash flow hedges	29	52
Income tax expense	11	20

Total other comprehensive income	18	32

Total comprehensive income	$213	$901

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,853	$2,568
Accounts receivable, net of allowance for uncollectible accounts of $260 in 2015 and 2014	8,889	10,677
Unbilled receivables	6,459	4,549
Prepaid and other current assets	949	926
Deferred income taxes	210	120

Total current assets	19,360	18,840
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,072	1,022
Enterprise software	629	629
Leasehold improvements	327	320

	2,028	1,971
Less – accumulated depreciation	(1,325)	(1,270)

Net equipment, enterprise software, and leasehold improvements	703	701
Deferred income taxes	177	188
Deferred financing costs, net	46	51
Non-current deposits	232	264

Total assets	$20,518	$20,044

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,918	$1,514
Accrued payroll and related costs	4,944	5,012
Other accrued liabilities	511	531
Deferred revenue	31	119

Total current liabilities	7,404	7,176

Total liabilities	7,404	7,176
Commitments and contingent liabilities (Note 2)

Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 125,000,000 shares authorized and 5,145,772 shares issued as of March 31, 2015 and 5,099,184 shares issued as of December 31, 2014	51	51
Additional paid-in-capital	12,967	12,733
Retained earnings	4,219	4,024
Accumulated other comprehensive loss	(7)	(25)
Treasury stock, at cost; 815,954 shares as of March 31, 2015 and 795,063 as of December 31, 2014	(4,116)	(3,915)

Total shareholders’ equity	13,114	12,868

Total liabilities and shareholders’ equity	$20,518	$20,044

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$195	$869
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	55	31
Interest amortization of deferred financing costs	5	8
Stock-based compensation expense	95	85
Deferred income taxes, net	(79)	8
(Gain) loss on derivative contract	7	(13)
Working capital items:
Accounts receivable and unbilled receivables	(122)	(2,873)
Prepaid and other current assets	(34)	(16)
Accounts payable	404	(140)
Accrued payroll and related costs	(68)	497
Other accrued liabilities	2	(52)
Deferred revenue	(88)	35

Net cash flows provided by (used in) operating activities	372	(1,561)

INVESTING ACTIVITIES:
(Payments for) refund of non-current deposits	32	(2)
Capital expenditures	(57)	(15)

Net cash flows (used in) investing activities	(25)	(17)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings, net	—	1,620
Purchase of treasury stock	(201)	(272)
Proceeds from the exercise of stock options	16	9
Increase in excess tax benefits related to stock options/restricted shares, net	123	305

Net cash flows provided by (used in) financing activities	(62)	1,662

Net change in cash and cash equivalents	285	84
Cash and cash equivalents, beginning of period	2,568	424

Cash and cash equivalents, end of period	$2,853	$508

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

1.	Description of Business and Basis of Presentation:

References in this Quarterly Report on Form 10-Q to “we”, “our”, “Mastech” or “the Company” refer collectively to Mastech Holdings, Inc. and its wholly-owned operating subsidiaries, which are included in these Condensed Consolidated Financial Statements.

Description of Business

We are a provider of IT staffing services. Our IT staffing business combines technical expertise with business process experience to deliver a broad range of services within business intelligence / data warehousing; web services; enterprise resource planning & customer resource management; eBusiness solutions; mobile applications; and the implementation and support for cloud-based applicants. We work with businesses and institutions with significant IT spending and recurring staffing needs. We also support smaller organizations with their “project focused” temporary IT staffing requirements. Our services span a broad range of industry verticals including: automotive; consumer products; education; financial services; government; healthcare; manufacturing; retail; technology; telecommunications; transportation; and utilities.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (the “Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the SEC on March 20, 2015. Additionally, our operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015 or for any other period.

Principles of Consolidation

The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the three months ended March 31, 2015.

Segment Reporting

The Company has one reportable segment in accordance with ASC Topic 280 “Disclosures About Segments of an Enterprise and Related Information”.

2.	Commitments and Contingencies

Lease Commitments

The Company rents certain office space and equipment under non-cancelable leases which provide for future minimum rental payments. Total lease commitments have not materially changed from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) that covers substantially all U.S. based salaried employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. For the three months ended March 31, 2015 and March 31, 2014, the Company did not provide for any matching contributions.

4.	Mastech Stock Incentive Plan

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 1,200,000 shares of the Company’s common stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three months ended March 31, 2015 and March 31, 2014, there were no grants made under the Plan.

As of March 31, 2015, there were 178,000 shares available for grant under the Plan.

5.	Stock-Based Compensation

Stock-based compensation expense was $95,000 and $85,000 for the three month periods ended March 31, 2015 and 2014, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2015, the Company issued 46,589 shares related to the exercise of stock options and vesting of performance share grants. During the three months ended March 31, 2014, the Company issued 75,743 shares related to the exercise of stock options and vesting of performance shares.

6.	Income Taxes

The components of income before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(Amounts in Thousands)
Income before income taxes:
Domestic	$311	$1,402
Foreign	—	—

Income before income taxes	$311	$1,402

While all of the Company’s revenues and income is generated within the United States, the Company does have a foreign subsidiary in India which provides recruitment services to its U.S. operations. Accordingly, the Company allocates a portion of its income to this subsidiary based on a “transfer pricing” model. No provision for U.S. income taxes has been made for the undistributed earnings of its Indian subsidiary as of March 31, 2015, as those earnings are expected to be permanently reinvested outside the U.S. If these foreign earnings were to be repatriated in the future, the U.S. tax liability may be reduced by any foreign income taxes previously paid on such earnings, which would make this U.S. tax liability immaterial. The determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The provision for income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(Amounts in Thousands)
Current provision:
Federal	$178	$473
State	17	52

Total current provision	195	525

Deferred provision (benefit):
Federal	(69)	7
State	(10)	1

Total deferred provision (benefit)	(79)	8

Total provision for income taxes	$116	$533

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three months ended March 31, 2015 and 2014 were as follows (amounts in thousands):

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
Income taxes computed at the federal statutory rate	$106	34.0%	$477	34.0%
State income taxes, net of federal tax benefit	7	2.3	53	3.8
Other – net	3	1.0	3	0.2

	$116	37.3%	$533	38.0%

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, are as follows:

(Amounts in thousands)	Three Months Ended March 31, 2015
Balance as of December 31, 2014	$138
Additions related to current period	9
Additions related to prior periods	—
Reductions related to prior periods	—

Balance as of March 31, 2015	$147

Although it is difficult to anticipate the final outcome of these uncertain tax positions, the Company believes that the total amount of unrecognized tax benefits could be reduced by approximately $38,000 during the next twelve months due to the expiration of the statutes of limitation.

7.	Derivative Instruments and Hedging Activities

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

As of March 31, 2015, the Company’s outstanding contracts mature in nine monthly installments of 11 million rupees per month through December 2015, meet the qualifying criteria for hedge accounting and have been deemed to be effective. Accordingly, the Company has recorded other comprehensive pretax losses of $12,000 as of March 31, 2015.

The following table presents information related to foreign currency forward contracts held by the Company:

Outstanding hedge transactions qualifying for hedge accounting as of March 31, 2015 (amounts in thousands):

	Maturity Date Ranges	Rupee Strike Price Ranges	Amount	Net Unrealized Gain/(Loss) March 31, 2015
Forward contracts USD:
From:	April 20, 2015	63.37
To:	December 18, 2015	65.34
Total			$1,537	$(12)

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income are as follows (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Location of Gain / (Loss) reclassified in Income (Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income (Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)

For the Three Months Ended March 31, 2015:
Currency Forward Contracts	$29	SG&A Expense	$(4)	Other Income/ (Expense)	$(1)

For the Three Months Ended March 31, 2014:
Currency Forward Contracts	$52	SG&A Expense	$(5)	Other Income/ (Expense)	$34

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2015		December 31, 2014
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Currency Forward Contracts	Other Current Liabilities	$16	Other Current Liabilities	$38

The estimated amount of pretax losses as of March 31, 2015 that is expected to be reclassified from other comprehensive income (loss) into earnings within the next 12 months is $12,000.

8.	Fair Value Measurements

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

At March 31, 2015 and December 31, 2014, the Company carried the following financial assets and (liabilities) at fair value measured on a recurring basis (in thousands):

	Fair Value as of March 31, 2015
	Level 1	Level 2	Level 3
(Amounts in thousands)
Currency Forward Contracts	$0	$(16)	$0

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3
(Amounts in thousands)
Currency Forward Contracts	$0	$(38)	$0

9.	Shareholders’ Equity

As of March 31, 2015, the Company had 472,238 shares available for purchase under its existing share repurchase program. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws through December 22, 2016. During the three months ended March 31, 2015, the Company repurchased 12,654 shares of common stock under this program at an average price of $9.49 per share. Additionally, the Company purchased an additional 8,237 shares to satisfy employee tax obligations related to the vesting of performance shares at a share price of $9.74. During the three months ended March 31, 2014, the Company purchased 19,341 shares at a share price of $14.06 to satisfy employee tax obligations related to the vesting of performance shares.

10.	Revenue Concentration

For the three months ended March 31, 2015, the Company had one client that exceeded 10% of total revenues (Accenture = 13.0%). For the three months ended March 31, 2014, the Company had two clients that exceeded 10% of total revenues (KPMG = 11.1% and Accenture = 10.5%).

The Company’s top ten clients represented approximately 59% and 61% of total revenues for the three months ended March 31, 2015 and 2014, respectively.

11.	Earnings Per Share

The computation of basic earnings per share is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.

For the three months ended March 31, 2015 and 2014, there were no anti-dilutive stock options excluded from the computation of diluted earnings per share.

12.	Severance Charges

The Company incurred severance costs of $305,000 (pre-tax) in the three month period ended March 31, 2015 related to a change in sales leadership. For the three months ended March 31, 2014, the Company incurred no severance costs.

13.	Recently Issued Accounting Standards

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

The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

14.	Subsequent Event

On May 11, 2015, the Company announced that it has entered into a definitive asset purchase agreement to acquire Hudson Global’s IT staffing business. The transaction has been approved by the Company’s Board of Directors and, subject to customary closing conditions, is expected to close in the second quarter of 2015. The financial terms of the agreement include a $17 million cash purchase price at closing, with the seller retaining working capital. The cash purchase price will be paid with a combination of cash balances on hand and borrowings under the Company’s existing credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2014, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 20, 2015.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about future events, future performance, plans, strategies, expectations, prospects, competitive environment and regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words, “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend” or the negative of these terms or similar expressions in this quarterly report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors”, “Forward-Looking Statements” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2014. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update forward-looking statements and the estimates and assumptions associated with them, after the date of this quarterly report on Form 10-Q, except to the extent required by applicable securities laws.

Website Access to SEC Reports:

The Company’s website is www.mastech.com. The Company’s Annual Report on Form 10-K for the year ended December 31, 2014, current reports on Form 8-K and all other reports filed with the SEC, are available free of charge on the Investor Relations page. The website is updated as soon as reasonably practical after such reports are filed electronically with the SEC.

Recent Development:

On May 11, 2015, the Company announced that it has entered into a definitive asset purchase agreement to acquire Hudson Global’s IT staffing business. The transaction has been approved by the Company’s Board of Directors and, subject to customary closing conditions, is expected to close in the second quarter of 2015. The financial terms of the agreement include a $17 million cash purchase price at closing, with the seller retaining working capital. The cash purchase price will be paid with a combination of cash balances on hand and borrowings under the Company’s existing credit facility.

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies and critical accounting estimates are described in Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to these critical accounting policies during the three months ended March 31, 2015.

Overview:

We are a domestic provider of IT staffing services to mostly large and medium-sized organizations. From July 1986 until our September 2008 spin-off from iGATE Corporation (“iGATE”), we conducted our business as subsidiaries of iGATE. We do not sell, lease or otherwise market computer software or hardware, and 100% of our revenue is derived from the sale of staffing services.

Our IT staffing business combines technical expertise with business process experience to deliver a broad range of services within business intelligence / data warehousing; web services; enterprise resource planning & customer resource management; e-Business solutions; mobile applications; and the implementation and support for cloud-based applications. We provide our services across various industry verticals including: automotive; consumer products; education; financial services; government; healthcare; manufacturing; retail; technology; telecommunications; transportation; and utilities.

We have one operating segment. Thus, no segment related disclosures are presented. We do, however, track and evaluate our revenues and gross profits by three distinct sales channels: wholesale; retail; and permanent placements / fees. Our wholesale channel consists of system integrators and other staffing firms with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. Our retail channel focuses on clients that are end-users of IT staffing services. Within the retail channel are end-user clients that have retained a third party to provide vendor management services, commonly known in the industry as Managed Service Providers (“MSP”). Permanent placement / fee revenues are incidental revenues derived as by-product opportunities of conducting our core contract staffing business.

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the second half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. In 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. In 2011 and 2012 activity levels continued to trend up in most technologies and sales channels. During 2013 and 2014, we continued to see a steady flow of solid activity in our contract staffing business; however, tightness in the supply side (skilled IT professionals) of our business in 2014 negatively impacted our new assignment successes. Solid activity levels continued during the first quarter of 2015 after some softness in early January. However, recruitment challenges remain due to the tightness in supply of skilled IT professionals.

In addition to tracking general U.S. economic conditions, a large portion of our revenues are generated from a limited number of clients. Accordingly, our trends and outlook are impacted by the prospects and well-being of these specific clients. This “account concentration” factor may cause our results of operations to deviate from the prevailing U.S. economic trends from time to time.

In recent years, a larger portion of our revenues have come from our wholesale sales channel, which consists largely of strategic relationships with systems integrators and other staffing organizations. This channel tends to carry lower gross margins, but provides higher volume opportunities. This trend in our business mix has impacted overall gross margins during the past several years and, if this trend continues, will likely impact future gross margins as well. Within our retail sales channel, many larger users of IT staffing services are employing MSPs to manage their contractor spending in an effort to drive down overall costs. This trend towards utilizing the MSP model may pressure gross margins in the future.

Results of Operations for the Three Months Ended March 31, 2015 as Compared to the Three Months Ended March 31, 2014:

Revenues:

Revenues for the three months ended March 31, 2015 totaled $27.1 million, compared to $28.7 million for the corresponding three month period in 2014. This 6% year-over-year revenue decrease largely reflected a significant number of assignment ends in the fourth quarter of 2014 which negatively impacted our first quarter 2015 results. Billable headcount at March 31, 2015 totaled 726 consultants compared to 762 consultants, one-year earlier. Our average bill rate increased in the 2015 period by approximately one percent to $74.45 per hour compared to a year earlier. For the three-months ended March 31, 2015, our billable headcount declined by five consultants compared to where we started the year.

Below is a tabular presentation of revenues by sales channel for the three months ended March 31, 2015 and 2014, respectively:

Revenues (Amounts in millions)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Wholesale Channel	$21.0	$22.7
Retail Channel	6.0	6.0
Permanent Placements / Fees	0.1	0.0

Total revenues	$27.1	$28.7

Revenues from our wholesale channel decreased approximately 7% in the three month period ended March 31, 2015 compared to the corresponding 2014 period. Lower revenues from our integrator clients (down 17%) was partially offset by revenue increases at our staffing clients (up 8%). While activity levels have been solid at most of our integrator partners, new assignments have disappointed over the last six-months as several expected project assignments failed to materialize. Retail channel revenues were flat during the three months ended March 31, 2015 compared to the period one-year earlier as increases in MSP client revenues were offset with lower revenues from end-user clients. Permanent placement / fee revenues were approximately $0.1 million higher in the 2015 period compared to the corresponding period in 2014.

For the three months ended March 31, 2015, the Company had one client that exceeded 10% of total revenues (Accenture = 13.0%). For the three months ended March 31, 2014, the Company had two clients that exceeded 10% of total revenues (KPMG = 11.1% and Accenture = 10.5%).

The Company’s top ten clients represented approximately 59% and 61% of total revenues for the three months ended March 31, 2015 and 2014, respectively.

Gross Margin:

Gross profits in the first quarter of 2015 totaled $4.7 million, or approximately $0.5 million lower than the first quarter of 2014. Gross profit as a percentage of revenue was 17.3% for the three month period ending March 31, 2015, which was approximately 90-basis points lower than the previous year. Approximately 50-basis points of this decline reflected higher bench costs related to the start-up of our Salesforce.com practice and higher benefit costs related to the Affordable Care Act. The balance of the decrease was in-line with the margin decline experienced in 2014 due to consultant compensation increases out-pacing bill rate increases on existing assignments. Gross margins in the first quarter are historically impacted by higher payroll taxes and bench costs.

Below is a tabular presentation of gross margin by sales channel for the three months ended March 31, 2015 and 2014, respectively:

Gross Margin	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Wholesale Channel	16.1%	17.6%
Retail Channel	19.9	19.9
Permanent Placements / Fees	100.0	100.0

Total gross margin	17.3%	18.2%

Wholesale channel gross margins decreased by 150 basis points for the three months ended March 31, 2015 compared to the 2014 period. The decline reflected lower margins on new assignments with integrator clients and consultant compensation increases on existing assignments that have out-paced bill rate increases during the latter part of 2014. Retail gross margins were flat during the three months ended March 31, 2015 compared to the corresponding 2014 period. Excluding bench costs related to our new Salesforce.com practice, 2015 gross margins in the retail channel would have been higher than the previous year.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the three months ended March 31, 2015 totaled $4.4 million and included $0.3 million of severance costs related to changes in our sales leadership during the quarter. For the three months ended March 31, 2014, SG&A expenses totaled $3.8 million. Excluding the non-recurring charge for severance costs, first quarter SG&A expenses represented 15.0% of total revenues, compared to 13.3% of revenues for the three months ended March 31, 2014. Fluctuations within SG&A expense components during the 2015 period, compared to a year earlier, included the following:

•	Sales expense increased by $0.1 million in the 2015 period compared to 2014, largely the result of investment in our new Saleforce.com business practice.

•	Recruiting expense increased by $0.2 million in the 2015 period compared to 2014 due to higher offshore recruiting staff and higher facility costs, partially offset by lower travel expense.

•	General and administrative expense in 2015 was up $0.3 million from a year earlier and reflected severance costs related to changes in our sales leadership.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended March 31, 2015 consisted of interest expense of $12,000 and foreign exchange losses of $5,000. For the three months ended March 31, 2014, Other Income / (Expense) consisted of interest expense of $23,000 and foreign exchange gains of $31,000. Lower borrowings in the 2015 period were responsible for the lower interest expense compared to one-year earlier. Net foreign exchange gains and losses reflected exchange rate variations between the Indian Rupee and the U.S. Dollar.

Income Tax Expense:

Income tax expense for the three months ended March 31, 2015 totaled $116,000, representing an effective tax rate on pre-tax income of 37.3%, compared to $533,000 for the three months ended March 31, 2014, which represented a 38.0% effective tax rate on pre-tax income.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

At March 31, 2015, we had no outstanding bank debt, cash balances on hand of approximately $2.9 million, and approximately $16.4 million of borrowing capacity under our existing credit facility.

Historically, we have funded our business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At March 31, 2015, our accounts receivable “days sales outstanding” (“DSOs”) measurement declined to 51-days, compared to 56-days a year earlier. This decline in our DSO measurement largely reflected billing requirement changes instituted by one of our major integrator partners in the 2014 period which negatively impacted DSOs.

Cash provided by operating activities, cash balances on hand and availability under our credit facility should be adequate to fund our business needs in 2015.

Cash flows provided by (used in) operating activities:

Cash provided by operating activities for the three months ended March 31, 2015 totaled $0.4 million compared to cash used of ($1.6 million) during the three months ended March 31, 2014. Elements of cash flows in the 2015 period were net income of $0.2 million, non-cash charges of $0.1 million, and a decrease in operating working capital levels of $0.1 million. During the three months ended March 31, 2014, elements of cash flows were net income of $0.9 million, non-cash charges of $0.1 million and an offsetting increase in operating working capital levels of ($2.6 million). The operating working capital increases in 2014 reflected higher account receivable balances in support of our revenue growth during that period.

Cash flows used in investing activities:

Cash used in investing activities for the three months ended March 31, 2015 totaled $25,000 compared to $17,000 for the three months ended a year earlier. In 2015 the refund of deposits partially offset $57,000 of capital expenditures. In 2014, capital expenditures accounted for essentially all of our cash needs.

Cash flows provided by (used in) financing activities:

Cash used in financing activities for the three months ended March 31, 2015 totaled ($0.1 million) and consisted of stock repurchases of ($0.2 million) partially offset by proceeds from the exercise of stock options and excess tax benefits on stock options exercised and performance shares vested. Cash provided by financing activities for the three months ended March 31, 2014 totaled $1.7 million and largely consisted of proceeds from short-term borrowings. During the 2014 period, the Company used cash of ($0.3 million) to repurchase common stock. Additionally, excess tax benefits on stock options exercised and performance shares vested generated cash of $0.3 million.

Contractual Obligations and Off-Balance Sheet Arrangements:

The Company rents certain office space and equipment under non-cancelable leases which provide for future minimum rental payments. Total lease commitments have not materially changed from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Recently Issued Accounting Standards:

Recent accounting pronouncements are described in Note 13 to the accompanying financial statements.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value.

Our cash flow and earnings are subject to fluctuations due to exchange rate variations. Foreign currency risk exists by nature of our global recruitment centers. We attempt to limit our exposure to currency exchange fluctuations in the Indian rupee (“Rupee”) via the purchase of foreign currency forward contracts. These forward contracts have been designated as cash flow hedging instruments and are used to mitigate overall foreign currency risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency forward contracts held by the Company as of March 31, 2015:

Currency (in thousands)	Amount (in Rupees)		Amount (in USD)
Currency Forward Contracts	INR	99,000	$1,537

Effect of Hypothetical Currency Rate Fluctuations

As of March 31, 2015, the potential gain or loss in the fair value of the Company’s outstanding foreign currency forward contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be as follows (amounts in thousands):

	Valuation given X% decrease in Rupee/USD Rate				Fair Value as of March 31, 2015	Valuation given X% increase in Rupee/USD Rate
	10%	5%	2%	1%		1%	2%	5%	10%
Rupee to USD Rate	58.58	61.84	63.79	64.44	65.09	65.74	66.39	68.34	71.60
Fair value of derivative instruments	$153	$64	$15	$(1)	$(16)	$(31)	$(46)	$(88)	$(154)

ITEM 4:	CONTROLS AND PROCEDURES

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

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this quarterly report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There has been no change in Mastech’s internal control over financial reporting that occurred during the first quarter that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2014.

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

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 20, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our common stock repurchased during the first quarter of 2015 is set forth in the following table:

Period	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (2)
January 1, 2015 – January 31, 2015	—	—	—	484,892
February 1, 2015 – February 28, 2015	20,891	9.59	—	472,238
March 1, 2015 – March 31, 2015	—	—	—	472,238

Total	20,891	$9.59	—

(1)	During the three months ended March 31, 2015, Mastech purchased 8,237 shares in order to satisfy employee tax withholding obligations upon the vesting of performance shares. These shares were not acquired pursuant to any publicly announced purchase plan or program.
(2)	As of March 31, 2015, the Company had 472,238 shares available for purchase under its existing share repurchase program. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws through December 22, 2016.

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of May, 2015.

MASTECH HOLDINGS, INC.

May 12, 2015	/s/ D. KEVIN HORNER
D. Kevin Horner Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer
(Principal Financial Officer)

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