Form 10-Q
period 2015-06-30
Mastech Holdings, Inc.
filed 2015-08-14
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 31, 2015 was 4,334,124.

MASTECH HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$29,305	$27,656	$56,365	$56,340
Cost of revenues	23,790	22,550	46,163	46,009

Gross profit	5,515	5,106	10,202	10,331
Selling, general and administrative expenses	4,896	3,687	9,255	7,518

Income from operations	619	1,419	947	2,813
Interest (expense), net	(36)	(23)	(47)	(46)
Other income, net	38	37	32	68

Income from before income taxes	621	1,433	932	2,835
Income tax expense	239	540	355	1,073

Net income	$382	$893	$577	$1,762

Earnings per share:
Basic	$.09	$.21	$.13	$.41

Diluted	$.09	$.20	$.13	$.40

Weighted average common shares outstanding:
Basic	4,332	4,317	4,330	4,314

Diluted	4,436	4,458	4,437	4,457

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$382	$893	$577	$1,762
Other comprehensive income (loss):
Net unrealized gain/(loss) on currency forward contracts	(17)	(17)	12	35
Net unrealized (loss) on interest rate swap contracts	(38)	—	(38)	—

Total pretax net unrealized gain/(loss)	(55)	(17)	(26)	35
Income tax expense/(benefit)	(21)	(6)	(10)	14

Total other comprehensive income/(loss), net of taxes	(34)	(11)	(16)	21

Total comprehensive income	$348	$882	$561	$1,783

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$490	$2,568
Accounts receivable, net of allowance for uncollectible accounts of $260 in 2015 and 2014	11,601	10,677
Unbilled receivables	5,470	4,549
Prepaid and other current assets	635	926
Deferred income taxes	225	120

Total current assets	18,421	18,840
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,108	1,022
Enterprise software	645	629
Leasehold improvements	328	320

	2,081	1,971
Less – accumulated depreciation	(1,379)	(1,270)

Net equipment, enterprise software, and leasehold improvements	702	701
Deferred income taxes	207	188
Deferred financing costs, net	115	51
Non-current deposits	232	264
Goodwill	8,427	—
Intangible assets, net	8,533	—

Total assets	$36,637	$20,044

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,800	$—
Accounts payable	2,766	1,514
Accrued payroll and related costs	5,725	5,012
Other accrued liabilities	534	531
Deferred revenue	167	119

Total current liabilities	10,992	7,176
Long-term liabilities:
Long-term debt, less current portion	12,072	—

Total liabilities	23,064	7,176
Commitments and contingent liabilities (Note 4)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 125,000,000 shares authorized and 5,150,078 shares issued as of June 30, 2015 and 5,099,184 shares issued as of December 31, 2014	52	51
Additional paid-in-capital	13,077	12,733
Retained earnings	4,601	4,024
Accumulated other comprehensive loss	(41)	(25)
Treasury stock, at cost; 815,954 shares as of June 30, 2015 and 795,063 as of December 31, 2014	(4,116)	(3,915)

Total shareholders’ equity	13,573	12,868

Total liabilities and shareholders’ equity	$36,637	$20,044

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$577	$1,762
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	143	59
Interest amortization of deferred financing costs	11	14
Stock-based compensation expense	193	172
Deferred income taxes, net	(123)	19
(Gain) on derivative contract	(24)	(21)
Working capital items:
Accounts receivable and unbilled receivables	(1,845)	(227)
Prepaid and other current assets	316	(136)
Accounts payable	1,252	(45)
Accrued payroll and related costs	713	(632)
Other accrued liabilities	—	(142)
Deferred revenue	17	65

Net cash flows provided by operating activities	1,230	888

INVESTING ACTIVITIES:
Acquisition of Hudson IT	(16,987)	—
Recovery of (payments for) non-current deposits	36	(4)
Capital expenditures	(104)	(152)

Net cash flows (used in) investing activities	(17,055)	(156)

FINANCING ACTIVITIES:
Borrowings under term loan facility	9,000	—
Borrowings (repayments) on revolving credit facility, net	4,872	(12)
Payment of deferred financing costs	(75)	—
Purchase of treasury stock	(201)	(272)
Proceeds from the exercise of stock options	17	14
Increase in excess tax benefits related to stock options / restricted shares, net	134	363

Net cash flows provided by financing activities	13,747	93

Net change in cash and cash equivalents	(2,078)	825
Cash and cash equivalents, beginning of period	2,568	424

Cash and cash equivalents, end of period	$490	$1,249

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(Unaudited)

1.	Description of Business and Basis of Presentation:

References in this Quarterly Report on Form 10-Q to “we”, “our”, “Mastech” or “the Company” refer collectively to Mastech Holdings, Inc. and its wholly-owned operating subsidiaries, which are included in these Condensed Consolidated Financial Statements.

Recent Developments

On June 15, 2015, the Company completed the acquisition of Hudson Global’s U.S. IT staffing business (“Hudson IT”) as more fully described in Note 2 “Acquisition” of these Notes to the Condensed Consolidated Financial Statements. Hudson IT is a domestic IT staffing business with offices in Chicago, Boston, Tampa and Orlando. In support of this acquisition, the Company entered into an amendment to its existing loan agreement with PNC Bank, N.A. The amended terms included the addition of a $9 million term loan and a $3 million reduction to the Company’s existing credit facility for revolver credit loans and letters of credit. Other pertinent terms and conditions are more fully described in Note 8 “Credit Facility” of these Notes to the Condensed Consolidated Financial Statements.

Description of Business

We are a provider of IT staffing services. Our IT staffing business combines technical expertise with business process experience to deliver a broad range of services within business intelligence / data warehousing; web services; enterprise resource planning & customer resource management; eBusiness solutions; mobile applications; and the implementation and support for cloud-based applications. We work with businesses and institutions with significant IT spending and recurring staffing needs. We also support smaller organizations with their “project focused” temporary IT staffing requirements. Our services span a broad range of industry verticals including: automotive; consumer products; education; financial services; government; healthcare; manufacturing; retail; technology; telecommunications; transportation; and utilities.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (the “Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the SEC on March 20, 2015. Additionally, our operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015 or for any other period.

Principles of Consolidation

The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a more detailed discussion of our significant accounting policies and critical accounting estimates. Except for Goodwill and Intangible Assets and Acquisitions, which are described below, there were no material changes to these critical accounting policies and estimates during the six months ended June 30, 2015.

Goodwill and Intangible Assets

Identifiable intangible assets are recorded at fair value when acquired in a purchase business combination. In connection with our acquisition of Hudson IT, intangible assets were recorded at their estimated fair value on June 15, 2015. Identifiable intangible assets consisted of client relationships, a covenant not-to-compete and a trade name and are being amortized using the straight-line method over their estimated useful lives ranging from 3 years to 12 years, as more fully described in Note 2 “Acquisition” of these Notes to the Condensed Consolidated Financial Statements. Other intangible assets not arising from business combinations are initially recorded at cost.

Acquisitions

The Company accounts for acquisitions in accordance with guidance found in ASC 805, Business Combinations. The guidance requires consideration given, including contingent consideration, assets acquired and liabilities assumed to be valued at their fair market values at the acquisition date. The guidance further provides that: (1) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset; (2) acquisition costs will generally be expensed as incurred, (3) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

ASC 805 requires that any excess of purchase price over fair value of assets acquired, including identifiable intangibles and liabilities assumed be recognized as goodwill. In accordance with ASC 805, any excess of fair value of acquired net assets, including identifiable intangibles assets, over the acquisition consideration results in a bargain purchase gain. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued.

The Hudson Global U.S. IT staffing business (“Hudson IT”) results are included in the Company’s results from their date of acquisition of June 15, 2015.

We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair market value.

Excess purchase price over the fair values of net tangible assets and identifiable intangible assets acquired are recorded as goodwill. Goodwill is not amortized but is tested for impairment at least on an annual basis. If impairment is indicated, a write-down to fair value is recorded based on the excess of the carrying value of the asset over its fair market value.

Segment Reporting

The Company has one reportable segment in accordance with ASC Topic 280 “Disclosures About Segments of an Enterprise and Related Information”.

2.	Acquisition

On June 15, 2015, the Company completed the cash acquisition of Hudson IT. Hudson IT is a domestic information technology staffing business with offices in Chicago, Boston, Tampa and Orlando. The acquisition furthers Mastech’s growth strategy as a premier provider of IT staffing services by expanding its existing client base, increasing its domestic recruitment capabilities and strengthening its management talent. The acquisition was structured as an asset purchase and was accounted for using the acquisition method of accounting. The acquisition method of accounting requires that the assets acquired and liabilities assumed be measured at their fair values as of the closing date.

The financial terms of the acquisition included a $17 million purchase price, with the seller retaining essentially all working capital. The following table summarizes the consideration paid for Hudson IT:

(in thousands)	Amounts
Cash paid at Closing	$16,987
Assumption of Current Liabilities (net of current assets)	13

Total Consideration	$17,000

The cash purchase price at closing was paid with funds obtained from the following sources:

(in thousands)	Amounts
Cash balances on hand	$2,000
Term loan facility	9,000
Revolving line of credit	5,987

Cash paid at Closing	$16,987

The preliminary allocation of purchase price was based on estimates of the fair value of assets acquired and liabilities assumed as of June 15, 2015, as set forth below. The excess purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce. All goodwill is expected to be deductible for tax purposes. The valuation of net assets acquired is as follows:

(in thousands)	Amounts
Current Assets	$18
Fixed Assets	6
Identifiable intangible assets:
Client relationships	7,999
Covenant not-to-compete	319
Trade name	249

Total identifiable intangible assets	8,567
Goodwill	8,427
Current liabilities	(31)

Net Assets Acquired	$16,987

The fair value of identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis. Specifically, the Company used the income approach through an excess earnings analysis to determine the fair value of client relationships. The value applied to the covenant not-to-compete was based on an income approach using a “with or without” analysis of this covenant in place. The trade name was valued using the income approach – relief from royalty method. All identifiable intangibles are considered level 3 inputs under the fair value measurement and disclosures guidance.

The Company incurred $549,000 of direct transaction costs related to the acquisition for the three months ended June 30, 2015 and $599,000 for the six months ended June 30, 2015. These costs are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statement of Operations.

Included in the Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 2015 are revenues of $1.3 million and net income of approximately $0.1 million applicable to the Hudson IT operations since the acquisition date.

The following reflects the Company’s unaudited pro forma results had the results of Hudson IT been included for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Amounts in Thousands)		(Amounts in Thousands)

Revenue	$35,532	$37,188	$70,094	$75,167
Net income	$508	$1,403	$833	$2,742
Earnings per share - diluted	$0.11	$0.31	$0.19	$0.62

The information above does not reflect any operating efficiencies or inefficiencies that may result from the Hudson IT acquisition. Therefore, this information is not necessarily indicative of results that would have been achieved had the business been combined during the periods presented or the results that the Company will experience going forward.

3.	Goodwill and Other Intangible Assets, net

Goodwill related to our June 15, 2015 acquisition of Hudson IT totaled $8.4 million.

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Intangible assets were comprised of the following as of June 30, 2015:

	As of June 30,
(Amounts in thousands)	Amortization Period	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
Client relationships	12	$7,999	$27	$7,972
Covenant-not-to-compete	5	319	3	316
Trade name	3	249	4	245

Total Intangible Assets		$8,567	$34	$8,533

Amortization expense for the three and six month periods ended June 30, 2015 was $34,000 and is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. There was no amortization expense for the three and six month periods ended June 30, 2014.

The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2015 through 2019 is as follows:

	Years Ended December 31,
	2015	2016	2017	2018	2019
	(Amounts in thousands)
Amortization expense	$441	$813	$813	$768	$730

4.	Commitments and Contingencies

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S. based salaried employees. Concurrent with the acquisition of Hudson IT, the Company expanded employee eligibility under the Retirement Plan to include all U.S. based W-2 hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. For Hudson IT employees enrolled in the Hudson Employee Retirement Savings Plan under the Code at the acquisition date, the Company provides a matching contribution of 50% of the first 6% of the participant’s contributed pay, subject to vesting based on the combined tenure with Hudson and Mastech. For all other employees, the Company did not provide for any matching contributions for the six months ended June 30, 2015 and June 30, 2014. Mastech’s total contributions to the Retirement Plan for the three and six months ended June 30, 2015 related to the Hudson IT employees totaled approximately $1,000.

6.	Mastech Stock Incentive Plan

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 1,200,000 shares of the Company’s common stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three and six months ended June 30, 2015, there were 18,000 stock award grants made under this Plan. For the three and six months ended June 30, 2014, there were no shares granted under this Plan.

As of June 30, 2015 and December 31, 2014, there were 160,000 and 178,000 shares, respectively, available for grant under this Plan.

7.	Stock-Based Compensation

Stock-based compensation expense for the three months ended June 30, 2015 and 2014 was $98,000 and $87,000, respectively, and for the six months ended June 30, 2015 and 2014 was $193,000 and $172,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2015, the Company issued 4,306 shares and 50,895 shares, respectively, related to the exercise of stock options and the vesting of restricted stock and performance shares. During the three and six months ended June 30, 2014, the Company issued 9,869 and 85,612 shares, respectively, related to the exercise of stock options and vesting of restricted stock and performance shares.

8.	Credit Facility

On June 15, 2015, the Company entered into a First Amendment to its Second Amended and Restated Loan Agreement (the “Amendment”) with PNC Bank, N.A. (“PNC”). The amended terms set forth in the Amendment include the following: (1) a reduction in the maximum principal amount available under the credit facility for revolving credit loans and letters of credit from $20 million to $17 million and an extension of the facility to June 15, 2018 from July 14, 2017; (2) the addition of a term-loan component in the principle amount of $9 million with an expiration date of June 15, 2020; (3) approval of the Company’s acquisition of Hudson IT; and (4) amendment to the financial covenant relating to the Company’s fixed charge ratio and the elimination of a financial covenant relating to the Company’s senior leverage ratio, as more fully described in the Amendment filed as Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on June 17, 2015.

Advances under the credit facility for revolving credit loans are limited to a borrowing base that consists of the sum of 85% of eligible accounts receivable and 60% of eligible unbilled receivables. Amounts borrowed under the facility may be used for working capital and general corporate purposes, for the issuance of standby letters of credit, and to facilitate other acquisitions and stock repurchases. Initial borrowings under the revolving credit facility for the acquisition of Hudson IT totaled $6.0 million. Amounts borrowed under the term loan were limited to use for the Company’s acquisition of Hudson IT. The term loan is payable in 60 consecutive monthly installment each in the amount of $150,000 commencing on July 1, 2015 and on the first day of each calendar month thereafter followed by a final payment of all outstanding principal and interest due on June 15, 2020.

Borrowings under the credit facility for revolving credit loans and the term loan will, at the Company’s election, bear interest at either (a) the higher of PNC’s prime rate or the federal funds rate plus 0.50%, plus an applicable margin determined based upon the Company’s leverage ratio or (b) an adjusted LIBOR rate, plus an applicable margin determined based upon the Company’s leverage ratio. The applicable margin on the base rate is between 0.25% and 0.75% on revolving credit loans and between 1.50% and 2.00% on term loans. The applicable margin on the adjusted LIBOR rate is between 1.25% and 1.75% on revolving credit loans and between 2.50% and 3.00% on term loans. A 20 basis point per annum commitment fee on the unused portion of the credit facility for revolving credit loans is charged and due monthly in arrears through June 15, 2018.

The loan agreement contains standard financial covenants, including but not limited to, covenants related to the Company’s leverage ratio and fixed charge ratio (as defined under the loan agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of June 30, 2015, the Company was in compliance will all provisions under the facility.

In connection with securing the Amendment, the Company paid a commitment fee and incurred transaction costs totaling $75,000, which are being amortized over the lives of the facilities.

As of June 30, 2015, the Company’s outstanding borrowings under the credit facility for revolving credit loans totaled $4.9 million and used borrowing capacity available of $8.3 million. The Company’s outstanding borrowings under the term loan were $9.0 million at June 30, 2015. The Company believes the eligible borrowing base on the revolving credit facility will not fall below current outstanding borrowings for a period of time exceeding one year and has classified the $4.9 million outstanding debt balance at June 30, 2015 as long-term.

9.	Income Taxes

The components of income before income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Amounts in thousands)		(Amounts in thousands)
Income before income taxes:
Domestic	$621	$1,433	$932	$2,835
Foreign	—	—	—	—

Income before income taxes	$621	$1,433	$932	$2,835

While all of the Company’s revenues and income is generated within the United States, the Company does have a foreign subsidiary in India which provides recruitment services to its U.S. operations. Accordingly, the Company allocates a portion of its income to this subsidiary based on a “transfer pricing” model. No provision for U.S. income taxes has been made for the undistributed earnings of its Indian subsidiary as of June 30, 2015, as those earnings are expected to be permanently reinvested outside the U.S. If these foreign earnings were to be repatriated in the future, the U.S. tax liability may be reduced by any foreign income taxes previously paid on such earnings, which would make this U.S. tax liability immaterial. The determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The provision for income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Amounts in thousands)		(Amounts in thousands)
Current provision:
Federal	$252	$502	$430	$975
State	31	51	48	103

Total current provision	283	553	478	1,078

Deferred (benefit):
Federal	(38)	(11)	(107)	(4)
State	(6)	(2)	(16)	(1)

Total deferred (benefit)	(44)	(13)	(123)	(5)

Total provision for income taxes	$239	$540	$355	$1,073

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three and six months ended June 30, 2015 and 2014 were as follows (amounts in thousands):

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
Income taxes computed at the federal statutory rate	$211	34.0%	$487	34.0%
State income taxes, net of federal tax benefit	25	4.0	49	3.4
Other – net	3	0.5	4	0.3

	$239	38.5%	$540	37.7%

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
Income taxes computed at the federal statutory rate	$317	34.0%	$964	34.0%
State income taxes, net of federal tax benefit	32	3.5	102	3.6
Other – net	6	0.6	7	0.2

	$355	38.1%	$1,073	37.8%

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, are as follows:

(Amounts in thousands)	Six Months Ended June 30, 2015
Balance as of December 31, 2014	$138
Additions related to current period	16
Additions related to prior periods	—
Reductions related to prior periods	—

Balance as of June 30, 2015	$154

Although it is difficult to anticipate the final outcome of these uncertain tax positions, the Company believes that the total amount of unrecognized tax benefits could be reduced by approximately $38,000 during the next twelve months due to the expiration of the statutes of limitation.

10.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

Concurrent with the Company’s borrowings under the $9 million term loan facility, the Company entered into a five-year interest-rate swap to swap the debt’s variable interest for fixed interest. Under the swap contracts, the Company pays interest at a fixed rate of 1.515% and receives interest at a variable rate equal to the daily U.S. LIBOR rate on a notional amount of $5,000,000. Both the debt and the swap contracts mature in 60-monthly installments commencing on July 1, 2015. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affects earnings. The fair value of the interest rate swap contracts at June 30, 2015 was a liability of $38,000 and is reflected in the Condensed Consolidated Balance Sheet as other current liabilities.

Foreign Currency Risk Management

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

As of June 30, 2015, the Company’s outstanding contracts mature in six monthly installments of 11 million rupees per month through December 2015, meet the qualifying criteria for hedge accounting and have been deemed to be effective. Accordingly, the Company has recorded other comprehensive pretax losses of $29,000 as of June 30, 2015.

The following table presents information related to foreign currency forward contracts held by the Company:

Outstanding hedge transactions qualifying for hedge accounting as of June 30, 2015 (amounts in thousands):

	Maturity Date Ranges	Rupee Strike Price Ranges	Amount	Net Unrealized Gain/(Loss) June 30, 2015
Forward contracts USD:
From:	July 20, 2015	64.04
To:	December 18, 2015	65.34
Total			$1,018	$(29)

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income are as follows (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Location of Gain / (Loss) reclassified in Income (Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income (Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
For the Three Months Ended June 30, 2015:
Currency Forward Contracts	$(17)	SG&A Expense	$(13)	Other Income/(Expense)	$44
Interest- Rate Swap Contract	$(38)	Interest Expense	$(3)	Interest Expense	$—
For the Six Months Ended June 30, 2015:
Currency Forward Contracts	$12	SG&A Expense	$(17)	Other Income/(Expense)	$43
Interest- Rate Swap Contract	$(38)	Interest Expense	$(3)	Interest Expense	$—
For the Three Months Ended June 30, 2014:
Currency Forward Contracts	$(17)	SG&A Expense	$9	Other Income/(Expense)	$34
For the Six Months Ended June 30, 2014:
Currency Forward Contracts	$35	SG&A Expense	$4	Other Income/(Expense)	$68

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2015		December 31, 2014
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Currency Forward Contracts	Other Current Liabilities	$3	Other Current Liabilities	$38
Interest-Rate Swap Contracts	Other Current Liabilities	$38	$—	$—

The estimated amount of pretax losses as of June 30, 2015 that is expected to be reclassified from other comprehensive income (loss) into earnings within the next 12 months is ($67,000).

11.	Fair Value Measurements

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

At June 30, 2015 and December 31, 2014, the Company carried the following financial assets and (liabilities) at fair value measured on a recurring basis (in thousands):

	Fair Value as of June 30, 2015
(Amounts in thousands)	Level 1	Level 2	Level 3
Currency Forward Contracts	$0	$(3)	$0
Interest-Rate Swap Contracts	$0	$(38)	$0

	Fair Value as of December 31, 2014
(Amounts in thousands)	Level 1	Level 2	Level 3
Currency Forward Contracts	$0	$(38)	$0

12.	Shareholders’ Equity

As of June 30, 2015, the Company had 472,238 shares available for purchase under its existing share repurchase program. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws through December 22, 2016. During the three months ended June 30, 2015, the Company repurchased no shares of common stock. During the six months ended June 30, 2015 the Company repurchased 12,654 shares of common stock under this program at an average price of $9.49 per share. Additionally, the Company purchased an additional 8,237 shares to satisfy employee tax obligations related to the vesting of performance shares at a share price of $9.74. During the three months ended June 30, 2014, the Company repurchased no shares of common stock. During the six months ended June 30, 2014, the Company repurchased 19,341 shares at a share price of $14.06 to satisfy employee tax obligations related to the vesting of performance shares.

13.	Revenue Concentration

For the three months ended June 30, 2015, the Company had one client that exceeded 10% of total revenue (Accenture = 10.9%). For the three months ended June 30, 2014, the Company had two clients that exceeded 10% of total revenue (Accenture = 11.0% and CGI = 10.1%). For the six months ended June 30, 2015 and June 30, 2014 , the Company had one client that exceeded 10% of total revenues (Accenture = 11.9% and 10.7%), respectively.

The Company’s top ten clients represented approximately 55% and 58% of total revenues for the three months ended June 30, 2015 and June 30, 2014, respectively. For the six months ended June 30, 2015 and June 30, 2014, the Company’s top ten clients represented approximately 57% and 60% of total revenues, respectively.

14.	Earnings Per Share

The computation of basic earnings per share is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.

For the three and six months ended June 30, 2015 and 2014, there were no anti-dilutive stock options excluded from the computation of diluted earnings per share.

15.	Severance Charges

In the three and six month periods ended June 30, 2015, the Company incurred no severance costs and $305,000 (pre-tax), respectively. The severance costs related to a change in sales leadership. For the six months ended June 30, 2014, the Company incurred no severance costs.

16.	Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued.

The Company is evaluating the method of adoption and the impact of adoption of this ASU, but it does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASC Update No. 2014-09, “Revenue from Contracts with Customers,” which was amended in July 2015, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASC 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expected to be entitled in exchange for those goods or services. Entities can use either of two methods: (i) retrospective to each prior period presented with the option to elect certain practical expedients as defined within ASC 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASC 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASC 2014-09. ASC 2014-09 is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2017 for public companies with early adoption permitted for annual reporting periods (including interim periods therein) beginning after December 15, 2016.

The Company is evaluating the method of adoption and the impact of the adoption of ASU, but does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued Update 2014-12, Compensation—Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. Generally, share-based payment awards require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. Also, an award with a performance target generally requires an employee to render service until the performance target is achieved. In some cases, however, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. That is, the employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. This Update is intended to resolve the diverse accounting treatment of those awards in practice.

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

You should read the following discussion in conjunction with our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 20, 2015.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about future events, future performance, plans, strategies, expectations, prospects, competitive environment and regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words, “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend” or the negative of these terms or similar expressions in this quarterly report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors,” “Forward-Looking Statements” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2014. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update forward-looking statements and the estimates and assumptions associated with them, after the date of this quarterly report on Form 10-Q, except to the extent required by applicable securities laws.

Website Access to SEC Reports:

The Company’s website is www.mastech.com. The Company’s Annual Report on Form 10-K for the year ended December 31, 2014, current reports on Form 8-K and all other reports filed with the SEC, are available free of charge on the Investor Relations page of our website. The website is updated as soon as reasonably practical after such reports are filed electronically with the SEC.

Recent Developments:

On June 15, 2015, the Company completed the acquisition of Hudson Global’s U.S. IT staffing business (“Hudson IT”) as more fully described in Note 2 “Acquisition” of the Notes to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q. Hudson IT is a domestic IT staffing business with offices in Chicago, Boston, Tampa and Orlando. From the June 15, 2015 acquisition date through the end of the quarter, the business we acquired from Hudson generated $1.3 million of revenues and approximately $0.1 million of net income

In support of this acquisition, the Company entered into an amendment to its existing loan agreement with PNC Bank, N.A. The amended terms included the addition of a $9 million term loan and a $3 million reduction to the Company’s existing credit facility for revolver credit loans and letters of credit. Other pertinent terms and conditions are more fully described in Note 8 “Credit Facility” of the Notes to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies and critical accounting estimates are described in Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014. Except for goodwill and intangible assets and acquisitions, which are described in Note 1 of the Notes to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q, there were no material changes to these critical accounting policies during the six months ended June 30, 2015.

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

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the second half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. In 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. In 2011 and 2012 activity levels continued to trend up in most technologies and sales channels. During 2013 and 2014, we continued to see a steady flow of solid activity in our contract staffing business; however, tightness in the supply side (skilled IT professionals) of our business in 2014 negatively impacted our new assignment successes. Solid activity levels continued during the first half of 2015. However, recruitment challenges remain due to the tightness in supply of skilled IT professionals.

In addition to tracking general U.S. economic conditions, a large portion of our revenues are generated from a limited number of clients. Accordingly, our trends and outlook are impacted by the prospects and well-being of these specific clients. This “account concentration” factor may cause our results of operations to deviate from the prevailing U.S. economic trends from time to time.

In recent years, a larger portion of our revenues have come from our wholesale sales channel, which consists largely of strategic relationships with systems integrators and other staffing organizations. This channel tends to carry lower gross margins, but provides higher volume opportunities. This trend in our business mix has impacted overall gross margins during the past several years. The acquisition of Hudson IT will increase our retail revenues and accordingly will improve the balance of our business mix between the wholesale and retail channels. Within our retail sales channel, many larger users of IT staffing services are employing MSPs to manage their contractor spending in an effort to drive down overall costs. This trend towards utilizing the MSP model may pressure gross margins in the future.

Results of Continuing Operations for the Three Months Ended June 30, 2015 as Compared to the Three Months Ended June 30, 2014:

Revenues:

Revenues for the three months ended June 30, 2015 totaled $29.3 million, compared to $27.7 million for the corresponding three month period in 2014. This 6% year-over-year revenue increase reflected the mid-June acquisition of Hudson IT, which favorably impacted year-over-year revenues by 5%. Modest organic revenue growth was largely due to a higher average bill rate. Sequentially, revenue growth over first quarter 2015 approximated 8%, of which 3% was organic and 5% was the result of our Hudson IT acquisition.

Billable consultant headcount at June 30, 2015 totaled 936 consultants compared to 734 consultants at June 30, 2014. We acquired 206 billable consultants as part of the Hudson IT acquisition. Our average bill rate increased approximately 2% in the second quarter of 2015 compared to the second quarter of 2014. Our average bill rate is expected to decline over next quarter, as the consultants acquired in the Hudson IT transaction have bill rates which are approximately 6% lower than our second quarter 2015 average. During the three-months ended June 30, 2015, our billable consultant headcount increased by four-billable consultants, exclusive of those consultants acquired with the Hudson IT acquisition.

Below is a tabular presentation of revenues by sales channel for the three months ended June 30, 2015 and 2014, respectively:

Revenues (Amounts in millions)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Wholesale Channel	$21.3	$21.3
Retail Channel	7.9	6.3
Permanent Placements / Fees	0.1	0.1

Total revenues	$29.3	$27.7

Revenues from our wholesale channel were essentially flat during the three month period ended June 30, 2015 compared to the corresponding 2014 period. A 5% decline from integrator clients was largely offset by increases from our staffing clients. Over the last several quarters, we have secured less project assignments within our integrator client-base, which has negatively impacted our revenue performance. Retail IT channel revenues increased by approximately 25% during the three months ended June 30, 2015, compared to the corresponding period in 2014. The Hudson IT acquisition was responsible for 21% of this increase with the balance of the increase reflective of higher demand at our MSP clients. Permanent placement / fee revenues were approximately $0.1 million in both the 2015 and 2014 periods.

For the three months ended June 30, 2015, the Company had one client that exceeded 10% of total revenues (Accenture = 10.9%). For the three months ended June 30, 2014, the Company had two clients that exceeded 10% of total revenues (Accenture =11.0% and CGI =10.1%).

The Company’s top ten clients represented approximately 55% and 58% of total revenues for the three months ended June 30, 2015 and 2014, respectively.

Gross Margin:

Gross profits in the second quarter of 2015 totaled $5.5 million, or approximately $0.4 million higher than the second quarter of 2014. Gross profit as a percentage of revenue totaled 18.8% for the three month period ending June 30, 2015, which were 30-basis points higher than our gross margin performance for the same period in 2014. The increase in our gross margin percentage largely reflected higher margins on new assignments and improvements related to the Hudson IT acquisition.

Below is a tabular presentation of gross margin by sales channel for the three months ended June 30, 2015 and 2014, respectively:

Gross Margin	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Wholesale Channel	17.3%	17.3%
Retail Channel	22.4	21.3
Permanent Placements / Fees	100.0	100.0

Total gross margin	18.8%	18.5%

Wholesale channel gross margins were flat for the three months ended June 30, 2015 compared to the same period in 2014. Retail IT gross margins were up 110 basis points during the three months ended June 30, 2015 compared to the corresponding 2014 period due to the impact of the Hudson IT acquisition and higher margins on new MSP assignments, partially offset by higher bench costs related to our Salesforce.com practice.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the three months ended June 30, 2015 totaled $4.9 million or 16.7% of revenues, compared to $3.7 million or 13.3% of revenues for the three months ended June 30, 2014. Excluding acquisition transaction expenses of $549,000, SG&A expense as a percentage of revenue would have been 14.8% for the second quarter of 2015. Fluctuations within SG&A expense components during the second quarter of 2015, compared to the second quarter of 2014, included the following:

•	Sales expense increased by $0.2 million, of which $0.1 million was attributable to the acquisition of Hudson IT. Investment in our Salesforce.com business practice and our new business development initiative in the second quarter of 2015 were responsible for the remaining increase.

•	Recruiting expense increased by $0.2 million, of which $0.1 million was attributable to the acquisition of Hudson IT. Higher job board costs in the second quarter of 2015 were responsible for the remaining increase.

•	General and administrative expense increased by $0.8 million. Acquisition transaction costs were responsible for approximately $0.6 million of this increase with higher variable compensation, amortization and legal expenses accounting for the balance of the increase.

Other Income / (Expense) Components:

Other income / (expense) for the three months ended June 30, 2015 consisted of interest expense of ($36,000) and foreign exchange gains of $38,000. For the three months ended June 30, 2014, other income / (expense) consisted of interest expense of ($23,000) and foreign exchange gains of $37,000. The increase in interest expense was due to higher outstanding borrowings in the second quarter of 2015.

Income Tax Expense:

Income tax expense for the three months ended June 30, 2015 totaled $239,000, representing an effective tax rate on pre-tax income of 38.5%, compared to $540,000 for the three months ended June 30, 2014, which represented a 37.7% effective tax rate on pre-tax income during that period. A higher aggregate state tax rate in the second quarter of 2015 was responsible for the higher effective tax rate.

Results of Continuing Operations for the Six Months Ended June 30, 2015 as Compared to the Six Months Ended June 30, 2014:

Revenues:

Revenues for the six months ended June 30, 2015 totaled $56.4 million, which was essentially flat compared to the corresponding six month period in 2014. Excluding Hudson IT revenues in the six months ended June 30, 2015, we would have had a 2% decline in year-over-year revenues. This 2% decline reflected a slightly lower number of billable consultants on assignment, partially offset by a slightly higher average bill rate in the six months ended June 30, 2015 when compared to the corresponding period in 2014.

Below is a tabular presentation of revenues by sales channel for the six months ended June 30, 2015 and 2014, respectively:

Revenues (Amounts in millions)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Wholesale Channel	$42.4	$44.0
Retail Channel	13.8	12.2
Permanent Placements / Fees	0.2	0.1

Total revenues	$56.4	$56.3

Revenues from our wholesale channel decreased approximately 4% in the six months ended June 30, 2015 compared to the corresponding six month period in 2014. Lower revenues from our integrator clients (down 11%) were partially offset by revenue increases at our staffing clients (up 7%). New project assignments from integrator clients have been disappointing in 2015 and have negatively impacted our revenue performance. Retail channel revenues were up 13% during the six months ended June 30, 2015 compared to the corresponding period one-year earlier. Approximately 2% of this increase was organic and the balance reflected the impact of our June 2015 acquisition of Hudson IT. Permanent placement / fee revenues were approximately $0.1 million higher in the first six months of 2015 when compared to the first six months of 2014.

For both the six months ended June 30, 2015 and 2014, the Company had one client that exceeded 10% of total revenues (Accenture = 11.9% and 10.7%, respectively).

The Company’s top ten clients represented approximately 57% and 60% of total revenues for the six months ended June 30, 2015 and 2014, respectively.

Gross Margin:

Gross profits in the six months ended June 30, 2015 totaled $10.2 million compared to $10.3 million for the corresponding period of 2014. Gross profit as a percentage of revenue totaled 18.1% for the six month period ending June 30, 2015, which were 20-basis points below our gross margin performance one-year earlier and largely related to higher bench costs in the 2015 period.

Below is a tabular presentation of gross margin by sales channel for the six months ended June 30, 2015 and 2014, respectively:

Gross Margin	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Wholesale Channel	16.7%	17.3%
Retail Channel	21.3	21.1
Permanent Placements / Fees	100.0	100.0

Total gross margin	18.1%	18.3%

Wholesale channel gross margins improved during the second quarter of 2015, but were still 60 basis points below year-to date gross margins of a year ago. This decline largely reflected a lower-margin book of business entering 2015, as well as higher benefit costs related to the Affordable Care Act. Retail gross margins were up slightly as margins on MSP assignments strengthened in the second quarter of 2015, partially offset by higher bench costs.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the six months ended June 30, 2015 totaled $9.3 million or 16.4% of revenues, compared to $7.5 million or 13.3% of revenues for the six months ended June 30, 2014. Excluding acquisition transaction expenses and severance costs, S,G&A expenses for the 2015 period would have represented 14.8% of revenues. Fluctuations within SG&A expense components during the 2015 period, compared to a year earlier, included the following:

•	Sales expense increased by $0.3 million, of which $0.1 million was attributable to the acquisition of Hudson IT. Investment in our Salesforce.com business and our new business development initiative of $0.2 million were responsible for the remaining increase.

•	Recruiting expense increased by $0.4 million, of which $0.1 million was attributable to the acquisition of Hudson IT. Higher job board costs of $0.1 million, and higher offshore recruitment staff and facility costs of $0.2 million were responsible for the remaining increase.

•	General and administrative expense increased by $1.1 million. The increase related to the following expense components: severance costs of $0.3 million; acquisition transaction costs of $0.6 million; higher variable compensation expense of $0.1 million; and higher amortization and legal expenses of $0.1 million.

Other Income / (Expense) Components:

Other income / (expense) for the six months ended June 30, 2015 consisted of interest expense of ($47,000) and foreign exchange gains of $32,000. For the six months ended June 30, 2014, other income / (expense) consisted of interest expense of ($46,000) and foreign exchange gains of $68,000.

Income Tax Expense:

Income tax expense for the six months ended June 30, 2015 totaled $355,000, representing an effective tax rate on pre-tax income of 38.1%, compared to $1.1 million for the six months ended June 30, 2014, which represented a 37.8% effective tax rate on pre-tax income during that period.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

At June 30, 2015, the Company had bank debt, net of cash balances on hand, of $13.4 million and approximately $8.3 million of borrowing capacity under its existing credit facility. The increase in bank debt during the quarter was due to our $17 million cash acquisition of Hudson IT which closed in June 2015.

Historically, we have funded our business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At June 30, 2015, our accounts receivable “days sales outstanding” (“DSO’s”) measurement was 52-days, in-line with our historical averages. During the third quarter of 2015, we would expect DSO’s to trend up on a temporary basis as we work to finalize client contract assignments associated with our asset purchase of Hudson IT. Additionally, because the seller Hudson Global retained working capital, we expect to have an increase in working capital levels during the third quarter of 2015 that would have a negative impact on cash flows.

Cash provided by operating activities, cash balances on hand and current availability under our existing credit facility will be adequate to fund our business needs and debt service obligations over the next twelve months.

Cash flows provided by (used in) operating activities:

Cash provided by operating activities for the six months ended June 30, 2015 totaled $1.2 million compared to $0.9 during the six months ended June 30, 2014. Elements of cash flows in the 2015 period were net income of $0.6 million, non-cash charges of $0.2 million, and a decrease in operating working capital levels of $0.4 million. During the six months ended June 30, 2014, elements of cash flows were net income of $1.8 million, non-cash charges of $0.2 million, and an offsetting increase in operating working capital levels of ($1.1 million).

Cash flows used in investing activities:

Cash used in investing activities for the six months ended June 30, 2015 totaled $17.1 million and consisted of $17.0 million to complete our acquisition of Hudson IT and $0.1 million for capital expenditures. For the six months ended June 30, 2014, cash used in investing activities totaled $0.2 million and related to capital expenditures.

Cash flows provided by (used in) financing activities:

Cash provided by financing activities for the six months ended June 30, 2015 totaled $13.7 million and largely consisted of an increase in bank debt of $13.9 million to finance our Hudson IT acquisition. Additional usage of funds related to financing activities in the six months ended June 30, 2015 included the purchase of treasury shares of $0.2 million and the payment of deferred financing expenses of $0.1 million, partially offset by cash generated from stock options / restricted share activities. Cash provided by financing activities for the six months ended June 30, 2014 totaled $0.1 million and consisted of proceeds and excess tax benefits related to the exercise of stock options / vesting of restricted shares, partially offset by the repurchase of treasury shares of $0.3 million.

Contractual Obligations:

The Company rents certain office space and equipment under non-cancelable leases which provides for future minimum rental payments. Total lease commitments have not materially changed from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements:

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

Recently Issued Accounting Standards:

Recent accounting pronouncements are described in Note 16 to the accompanying financial statements.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value.

Our cash flow and earnings are subject to fluctuations due to exchange rate variations. Foreign currency risk exists by nature of our global recruitment centers. We attempt to limit our exposure to currency exchange fluctuations in the Indian rupee (“Rupee”) via the purchase of foreign currency forward contracts. These forward contracts have been designated as cash flow hedging instruments and are used to mitigate overall foreign currency risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency forward contracts held by the Company as of June 30, 2015:

Currency (in thousands)	Amount (in Rupees)	Amount (in USD)
Currency Forward Contracts	INR 66,000	$1,018

Effect of Hypothetical Currency Rate Fluctuations

As of June 30, 2015, the potential gain or loss in the fair value of the Company’s outstanding foreign currency forward contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be as follows (amounts in thousands):

	Valuation given X% decrease in Rupee/USD Rate				Fair Value as of June 30, 2015	Valuation given X% increase in Rupee/USD Rate
	10%	5%	2%	1%		1%	2%	5%	10%
Rupee to USD Rate	58.55	61.81	63.76	64.41	65.06	65.71	66.36	68.31	71.57
Fair value of derivative instruments	$109	$50	$17	$7	$(3)	$(14)	$(23)	$(52)	$(96)

ITEM 4:	CONTROLS AND PROCEDURES

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our common stock repurchased during the second quarter of 2015 is set forth in the following table.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs
April 1, 2015 – April 30, 2105	—	—	—	472,238
May 1, 2015 – May 31, 2015	—	—	—	472,238
June 1, 2015 – June 30, 2015	—	—	—	472,238

Total	—	—	—

ITEM 6.	EXHIBITS

(a) Exhibits

2.1	Asset Purchase Agreement, dated as of May 8, 2015, by and among Hudson Global, Inc., Hudson Global Resources Management, Inc. and Mastech, Inc. (incorporated by reference from Mastech Holdings, Inc.’s Current Report on Form 8-K dated May 11, 2015).

10.1	First Amendment to Second Amended and Restated Loan Agreement, dated June 15, 2015, by and among Mastech Holdings, Inc., Mastech, Inc., Mastech Alliance, Inc., Mastech Trademark Systems, Inc., Mastech Resourcing, Inc. and PNC Bank, National Association (incorporated by reference from Mastech Holdings, Inc.’s Current Report on Form 8-K dated June 17, 2015).

10.2	Second Amended and Restated Stock Pledge Agreement, dated June 15, 2015, made by Mastech Holdings, Inc. in favor of PNC Bank, National Association (incorporated by reference from Mastech Holdings, Inc.’s Current Report on Form 8-K dated June 17, 2015).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August, 2015.

MASTECH HOLDINGS, INC.

August 14, 2015	/s/ D. KEVIN HORNER
D. Kevin Horner
Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

2.1	Asset Purchase Agreement, dated as of May 8, 2015, by and among Hudson Global, Inc., Hudson Global Resources Management, Inc. and Mastech, Inc. (incorporated by reference from Mastech Holdings, Inc.’s Current Report on Form 8-K dated May 11, 2015).

10.1	First Amendment to Second Amended and Restated Loan Agreement, dated June 15, 2015, by and among Mastech Holdings, Inc., Mastech, Inc., Mastech Alliance, Inc., Mastech Trademark Systems, Inc., Mastech Resourcing, Inc. and PNC Bank, National Association (incorporated by reference from Mastech Holdings, Inc.’s Current Report on Form 8-K dated June 17, 2015).

10.2	Second Amended and Restated Stock Pledge Agreement, dated June 15, 2015, made by Mastech Holdings, Inc. in favor of PNC Bank, National Association (incorporated by reference from Mastech Holdings, Inc.’s Current Report on Form 8-K dated June 17, 2015).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.