Form 10-Q
period 2015-09-30
Mastech Holdings, Inc.
filed 2015-11-10
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of October 30, 2015 was 4,353,189.

MASTECH HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$34,565	$28,634	$90,930	$84,974
Cost of revenues	27,686	23,407	73,849	69,416

Gross profit	6,879	5,227	17,081	15,558
Selling, general and administrative expenses	5,356	3,788	14,611	11,306

Income from operations	1,523	1,439	2,470	4,252
Interest income (expense), net	(125)	(21)	(172)	(67)
Other income (expense), net	1	(12)	33	56

Income before income taxes	1,399	1,406	2,331	4,241
Income tax expense	512	527	867	1,600

Net income	$887	$879	$1,464	$2,641

Earnings per share:
Basic	$.20	$.20	$.34	$.61

Diluted	$.20	$.20	$.33	$.59

Weighted average common shares outstanding:
Basic	4,341	4,330	4,334	4,319

Diluted	4,438	4,464	4,438	4,461

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$887	$879	$1,464	$2,641
Other comprehensive income (loss):
Net unrealized gain/(loss) on currency forward contracts	(1)	(51)	11	(16)
Net unrealized (loss) on interest rate swap contracts	(24)	—	(62)	—

Total pretax net unrealized (loss)	(25)	(51)	(51)	(16)
Income tax (benefit)	(10)	(20)	(20)	(6)

Total other comprehensive (loss), net of taxes	(15)	(31)	(31)	(10)

Total comprehensive income	$872	$848	$1,433	$2,631

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$698	$2,568
Accounts receivable, net of allowance for uncollectible accounts of $260 in 2015 and 2014	16,727	10,677
Unbilled receivables	3,402	4,549
Prepaid and other current assets	851	926
Deferred income taxes	157	120

Total current assets	21,835	18,840
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,116	1,022
Enterprise software	645	629
Leasehold improvements	331	320

	2,092	1,971
Less – accumulated depreciation	(1,418)	(1,270)

Net equipment, enterprise software, and leasehold improvements	674	701
Deferred income taxes	162	188
Deferred financing costs, net	106	51
Non-current deposits	231	264
Goodwill	8,427	—
Intangible assets, net	8,330	—

Total assets	$39,765	$20,044

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,800	$—
Accounts payable	2,948	1,514
Accrued payroll and related costs	5,054	5,012
Other accrued liabilities	781	531
Deferred revenue	120	119

Total current liabilities	10,703	7,176
Long-term liabilities:
Long-term debt, less current portion	14,531	—

Total liabilities	25,234	7,176
Commitments and contingent liabilities (Note 4)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 125,000,000 shares authorized and 5,161,328 shares issued as of September 30, 2015 and 5,099,184 shares issued as of December 31, 2014	52	51
Additional paid-in-capital	13,163	12,733
Retained earnings	5,488	4,024
Accumulated other comprehensive loss	(56)	(25)
Treasury stock, at cost; 815,954 shares as of September 30, 2015 and 795,063 as of December 31, 2014	(4,116)	(3,915)

Total shareholders’ equity	14,531	12,868

Total liabilities and shareholders’ equity	$39,765	$20,044

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$1,464	$2,641
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	402	91
Interest amortization of deferred financing costs	20	23
Stock-based compensation expense	299	295
Deferred income taxes, net	(11)	33
(Gain) loss on derivative contract	(20)	11
Loss on fixed asset retirements	—	8
Working capital items:
Accounts receivable and unbilled receivables	(4,903)	(763)
Prepaid and other current assets	108	(138)
Accounts payable	1,434	(548)
Accrued payroll and related costs	42	1,043
Other accrued liabilities	220	(8)
Deferred revenue	(30)	128

Net cash flows provided by (used in) operating activities	(975)	2,816

INVESTING ACTIVITIES:
Acquisition of Hudson IT	(16,987)	—
Recovery of (payments for) non-current deposits	37	(1)
Capital expenditures	(132)	(423)

Net cash flows (used in) investing activities	(17,082)	(424)

FINANCING ACTIVITIES:
Borrowings under term loan facility	9,000	—
(Repayments) on term loan facility	(450)	—
Borrowings (repayments) on revolving credit facility, net	7,781	(12)
Payment of deferred financing costs	(75)	(60)
Purchase of treasury stock	(201)	(663)
Proceeds from the exercise of stock options	17	13
Increase in excess tax benefits related to stock options / restricted shares, net	115	454

Net cash flows provided by (used in) financing activities	16,187	(268)

Net change in cash and cash equivalents	(1,870)	2,124
Cash and cash equivalents, beginning of period	2,568	424

Cash and cash equivalents, end of period	$698	$2,548

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

On June 15, 2015, the Company completed its acquisition of Hudson Global Resources Management, Inc.’s U.S. IT staffing business (“Hudson IT”), a domestic information technology staffing business with offices in Chicago, Boston, Tampa and Orlando.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (the “Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the SEC on March 20, 2015. Additionally, our operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015 or for any other period.

Principles of Consolidation

The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a more detailed discussion of our significant accounting policies and critical accounting estimates. Except for goodwill and intangible assets and acquisitions, which are described below, there were no material changes to these critical accounting policies and estimates during the nine months ended September 30, 2015.

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

We review intangible assets for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair market value.

Excess purchase price over the fair values of net tangible assets and identifiable intangible assets acquired are recorded as goodwill. Goodwill is not amortized but is tested for impairment at least on an annual basis. If impairment is indicated, a write-down to fair value is recorded based on the excess of the carrying value of the asset over its fair market value.

Business Combinations

The Company accounts for acquisitions in accordance with guidance found in ASC 805, Business Combinations (“ASC 805”). The guidance requires consideration given, including contingent consideration, assets acquired and liabilities assumed to be valued at their fair market values at the acquisition date. The guidance further provides that: (1) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset; (2) acquisition costs will generally be expensed as incurred; (3) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

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

The Hudson IT results are included in the Company’s results from their date of acquisition of June 15, 2015.

Segment Reporting

The Company has one reportable segment in accordance with ASC Topic 280 “Disclosures About Segments of an Enterprise and Related Information”.

2.	Business Combinations

On June 15, 2015, the Company completed the cash acquisition of Hudson IT. The acquisition furthered Mastech’s growth strategy as a premier provider of IT staffing services by expanding its existing client base, increasing its domestic recruitment capabilities and strengthening its management talent. The acquisition was structured as an asset purchase and was accounted for using the acquisition method of accounting. The acquisition method of accounting requires that the assets acquired and liabilities assumed be measured at their fair values as of the closing date.

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

The Company incurred $25,000 of direct transaction costs related to the acquisition for the three months ended September 30, 2015 and $624,000 for the nine months ended September 30, 2015. These costs are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statement of Operations.

Included in the Condensed Consolidated Statement of Operations for the three month period ended September 30, 2015 are revenues of $7.5 million and net income of approximately $0.4 million applicable to the Hudson IT operations. For the nine month period ended September 30, 2015, Hudson IT operations (since our June 15, 2015 acquisition date) have generated revenues of $8.8 million and net income of approximately $0.5 million.

The following reflects the Company’s unaudited pro forma results had the results of Hudson IT been included for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Amounts in Thousands)		(Amounts in Thousands)

Revenue	$34,565	$37,976	$104,659	$113,143
Net income	$887	$1,413	$1,720	$4,155
Earnings per share - diluted	$.20	$.32	$.39	$.93

The information above does not reflect all of the operating efficiencies or inefficiencies that may result from the Hudson IT acquisition. Therefore, the pro forma information above is not necessarily indicative of results that would have been achieved had the business been combined during all periods presented or the results that the Company will experience going forward.

3.	Goodwill and Other Intangible Assets, net

Goodwill related to our June 15, 2015 acquisition of Hudson IT totaled $8.4 million.

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Intangible assets were comprised of the following as of September 30, 2015:

	As of September 30, 2015
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
Client relationships	12	$7,999	$194	$7,805
Covenant-not-to-compete	5	319	19	300
Trade name	3	249	24	225

Total Intangible Assets		$8,567	$237	$8,330

Amortization expense for the three and nine month periods ended September 30, 2015 was $203,000 and $237,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. There was no amortization expense for acquired intangible assets for the three and nine month periods ended September 30, 2014.

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S. based salaried employees. Concurrent with the acquisition of Hudson IT, the Company expanded employee eligibility under the Retirement Plan to include all U.S. based W-2 hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. For Hudson IT employees enrolled in the Hudson Employee Retirement Savings Plan under the Code at the acquisition date, the Company provides a matching contribution of 50% of the first 6% of the participant’s contributed pay, subject to vesting based on the combined tenure with Hudson and Mastech. For all other employees, the Company did not provide for any matching contributions for the nine months ended September 30, 2015 and September 30, 2014. Mastech’s total contributions to the Retirement Plan for the three and nine months ended September 30, 2015 related to the Hudson IT employees totaled approximately $23,000 and $24,000, respectively.

6.	Mastech Stock Incentive Plan

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 1,200,000 shares of the Company’s common stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three and nine months ended September 30, 2015, there were 0 and 18,000 restricted share grants made under this Plan, respectively. For the three and nine months ended September 30, 2014, there were 45,000 restricted share grants made under this Plan.

As of September 30, 2015 and December 31, 2014, there were 160,000 and 178,000 shares, respectively, available for grant under this Plan.

7.	Stock-Based Compensation

Stock-based compensation expense for the three months ended September 30, 2015 and 2014 was $106,000 and $123,000, respectively, and for the nine months ended September 30, 2015 and 2014 was $299,000 and $295,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2015, the Company issued 11,250 shares and 62,145 shares, respectively, related to the exercise of stock options and vesting of restricted stock/performance share grants. During the three and nine months ended September 30, 2014, the Company issued 31,250 shares and 116,862 shares, respectively, related to the exercise of stock options and vesting of restricted stock/performance share grants.

8.	Credit Facility

On June 15, 2015, the Company entered into a First Amendment to its Second Amended and Restated Loan Agreement (the “Amendment”) with PNC Bank, N.A. (“PNC”). The amended terms set forth in the Amendment include the following: (1) a reduction in the maximum principal amount available under the credit facility for revolving credit loans and letters of credit from $20 million to $17 million and an extension of the facility to June 15, 2018 from July 14, 2017; (2) the addition of a term-loan component in the principle amount of $9 million with an expiration date of June 15, 2020; (3) the approval of the Company’s acquisition of Hudson IT; and (4) an amendment to the financial covenant relating to the Company’s fixed charge ratio and the elimination of a financial covenant relating to the Company’s senior leverage ratio, as more fully described in the Amendment filed as Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on June 17, 2015.

Advances under the credit facility for revolving credit loans are limited to a borrowing base that consists of the sum of 85% of eligible accounts receivable and 60% of eligible unbilled receivables. Amounts borrowed under the facility may be used for working capital and general corporate purposes, for the issuance of standby letters of credit, and to facilitate other acquisitions and stock repurchases. Initial borrowings under the revolving credit facility for the acquisition of Hudson IT totaled $6.0 million. Amounts borrowed under the term loan were limited to use for the Company’s acquisition of Hudson IT. The term loan is payable in 60 consecutive monthly installments each in the amount of $150,000 commencing on July 1, 2015 and on the first day of each calendar month thereafter followed by a final payment of all outstanding principal and interest due on June 15, 2020.

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

The Company has pledged substantially all of its assets in support of the credit facility. The loan agreement contains standard financial covenants, including but not limited to, covenants related to the Company’s leverage ratio and fixed charge ratio (as defined under the loan agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of September 30, 2015, the Company was in compliance with all provisions under the facility.

In connection with securing the Amendment, the Company paid a commitment fee and incurred transaction costs totaling $75,000, which are being amortized as interest expense over the lives of the facilities.

As of September 30, 2015, the Company’s outstanding borrowings under the credit facility for revolving credit loans totaled $7.8 million and unused borrowing capacity available was $8.5 million. The Company’s outstanding borrowings under the term loan were $8.5 million at September 30, 2015. The Company believes the eligible borrowing base on the revolving credit facility will not fall below current outstanding borrowings for a period of time exceeding one year and has classified the $7.8 million outstanding debt balance at September 30, 2015 as long-term.

9.	Income Taxes

The components of income before income taxes from continuing operations, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Amounts in Thousands)		(Amounts in Thousands)
Income before income taxes:
Domestic	$1,399	$1,406	$2,331	$4,241
Foreign	—	—	—	—

Income before income taxes	$1,399	$1,406	$2,331	$4,241

The provision for income taxes as shown in the accompanying Condensed Consolidated Financial Statements consisted of the following for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Amounts in Thousands)		(Amounts in Thousands)
Current provision:
Federal	$386	$469	$816	$1,444
State	14	44	62	147

Total current provision	400	513	878	1,591

Deferred provision:
Federal	97	12	(10)	8
State	15	2	(1)	1

Total deferred provision (benefit)	112	14	(11)	9

Total provision for income taxes	$512	$527	$867	$1,600

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three and nine months ended September 30, 2015 and 2014 were as follows (amounts in thousands):

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
Income taxes computed at the federal statutory rate	$476	34.0%	$478	34.0%
State income taxes, net of federal tax benefit	29	2.1	46	3.3
Other – net	7	0.5	3	0.2

	$512	36.6%	$527	37.5%

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
Income taxes computed at the federal statutory rate	$793	34.0%	$1,442	34.0%
State income taxes, net of federal tax benefit	61	2.6	148	3.5
Other – net	13	0.6	10	0.2

	$867	37.2%	$1,600	37.7%

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, are as follows:

(Amounts in thousands)	Nine Months Ended September 30, 2015
Balance as of December 31, 2014	$138
Additions related to current period	28
Additions related to prior periods	—
Reductions related to prior periods	(38)

Balance as of September 30, 2015	$128

Although it is difficult to anticipate the final outcome of these uncertain tax positions, the Company believes that the total amount of unrecognized tax benefits could be reduced by approximately $27,000 during the next twelve months due to the expiration of the statutes of limitation.

10.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

Concurrent with the Company’s borrowings under the $9 million term loan facility, the Company entered into a five-year interest-rate swap to swap the debt’s variable interest for fixed interest. Under the swap contracts, the Company pays interest at a fixed rate of 1.515% and receives interest at a variable rate equal to the daily U.S. LIBOR rate on a notional amount of $5,000,000. Both the debt and the swap contracts mature in 60-monthly installments commencing on July 1, 2015. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affects earnings. The fair value of the interest rate swap contracts at September 30, 2015 was a liability of $62,000 and is reflected in the Condensed Consolidated Balance Sheet as other current liabilities.

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

As of September 30, 2015, the Company’s outstanding contracts mature in three monthly installments of 11 million Indian rupees per month through December 2015, meet the qualifying criteria for hedge accounting and have been deemed to be effective. Accordingly, the Company has recorded other comprehensive pretax losses of $30,000 as of September 30, 2015.

The following table presents information related to foreign currency forward contracts held by the Company:

Outstanding hedge transactions qualifying for hedge accounting as of September 30, 2015 (amounts in thousands):

	Maturity Date Ranges	Rupee Strike Price Ranges	Amount	Net Unrealized Gain/(Loss) September 30, 2015
Forward contracts USD:
From:	October 20, 2015	64.74
To:	December 18, 2015	65.34
Total			$506	$(30)

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income are as follows (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Location of Gain / (Loss) reclassified in Income (Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income (Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)

For the Three Months Ended September 30, 2015:
Currency Forward Contracts	$(1)	SG&A Expense	$(26)	Other Income/ (Expense)	$19
Interest- Rate Swap Contract	$(24)	Interest Expense	$(16)	Interest Expense	$—

For the Nine Months Ended September 30, 2015:
Currency Forward Contracts	$11	SG&A Expense	$(43)	Other Income/ (Expense)	$62
Interest- Rate Swap Contract	$(62)	Interest Expense	$(19)	Interest Expense	$—

For the Three Months Ended September 30, 2014:
Currency Forward Contracts	$(51)	SG&A Expense	$29	Other Income/(Expense)	$(1)

For the Nine Months Ended September 30, 2014:
Currency Forward Contracts	$(16)	SG&A Expense	$33	Other Income/(Expense)	$67

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2015		December 31, 2014
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Currency Forward Contracts	Other Current Liabilities	$7	Other Current Liabilities	$38
Interest-Rate Swap Contracts	Other Current Liabilities	$62	$—	$—

The estimated amount of pretax losses as of September 30, 2015 that is expected to be reclassified from other comprehensive income (loss) into earnings within the next 12 months is approximately ($0.1 million).

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

At September 30, 2015 and December 31, 2014, the Company carried the following financial assets and (liabilities) at fair value measured on a recurring basis (in thousands):

	Fair Value as of September 30, 2015
(Amounts in thousands)	Level 1	Level 2	Level 3
Currency Forward Contracts	$0	$(7)	$0
Interest-Rate Swap Contracts	$0	$(62)	$0

	Fair Value as of December 31, 2014
(Amounts in thousands)	Level 1	Level 2	Level 3
Currency Forward Contracts	$0	$(38)	$0

12.	Shareholders’ Equity

As of September 30, 2015, the Company had 472,238 shares available for purchase under its existing share repurchase program. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws through December 22, 2016. During the three months ended September 30, 2015, the Company repurchased no shares of common stock. During the nine months ended September 30, 2015, the Company repurchased 12,654 shares of common stock under this program at an average price of $9.49 per share. Additionally, the Company purchased an additional 8,237 shares to satisfy employee tax obligations related to the vesting of performance shares at a share price of $9.74 during the nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, the Company repurchased 22,430 shares of common stock under the program at an average price of $11.86 per share. Additionally, during the three and nine months ended September 30, 2014, the Company repurchased 9,841 shares and 29,182 shares, respectively, to satisfy employee tax obligations related to the vesting of performance shares. These purchases were made at an average share price of $12.78 and $13.63, respectively.

13.	Revenue Concentration

For the three months ended September 30, 2015, the Company had no client that exceeded 10% of total revenues. For the three months ended September 30, 2014, the Company had three clients that exceeded 10% of total revenues (Accenture = 12.4%, TEK Systems = 10.5% and CGI = 10.2%). For the nine months ended September 30, 2015, the Company had one client that exceeded 10% of total revenues (Accenture = 10.8%). For the nine months ended September 30, 2014, the Company had one client that exceeded 10% of total revenues (Accenture = 11.3%).

The Company’s top ten clients represented approximately 47% and 60% of total revenues for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, the Company’s top ten clients represented approximately 52% and 60% of total revenues, respectively.

14.	Earnings Per Share

The computation of basic earnings per share is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.

For the three and nine months ended September 30, 2015 and 2014, there were no anti-dilutive stock options excluded from the computation of diluted earnings per share.

15.	Severance Charges

In the three and nine month periods ended September 30, 2015, the Company incurred severance costs of $0 and $305,000 (pre-tax), respectively. The severance costs related to a change in sales leadership. For the nine months ended September 30, 2014, the Company incurred no severance costs.

16.	Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The presentation and subsequent cost associated with lines of credit, may be presented as an asset and amortized ratably over the term of the line of credit agreement, regardless of whether there are any borrowings on the agreement. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company is evaluating the method of adoption and the impact of adoption of this ASU, but it does not expect the adoption of this ASU to have a material impact on its consolidated financial statements which it plans to adopt in the first quarter of 2016.

In May 2014, the FASB issued ASC Update No. 2014-09, “Revenue from Contracts with Customers,” which was amended in July 2015 that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASC 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expected to be entitled in exchange for those goods or services. Entities can use either of two methods: (i) retrospective to each prior period presented with the option to elect certain practical expedients as defined within ASC 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASC 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASC 2014-09. ASC 2014-09 is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2017 for public companies with early adoption permitted for annual reporting periods (including interim periods therein) beginning after December 15, 2016. Accordingly, we plan to adopt this ASU on January 1, 2018.

The Company is evaluating the method of adoption and the impact of the adoption of this ASU, but does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

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

The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements which it plans to adopt in the first quarter of 2016.

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

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies and critical accounting estimates are described in Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014. Except for goodwill and intangible assets and acquisitions, which are described in Note 1 of the Notes to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q, there were no material changes to these critical accounting policies during the nine months ended September 30, 2015.

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

We have one operating segment. Thus, no segment related disclosures are presented. We do, however, track and evaluate our revenues and gross profits by three distinct sales channels: wholesale; retail; and permanent placements / fees. Our wholesale channel consists of system integrators and other staffing firms with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. Our retail channel focuses on clients that are end-users of IT staffing services. Within the retail channel are end-user clients that have retained a third party to provide vendor management services, commonly known in the industry as Managed Service Providers (“MSP”). Permanent placement / fee revenues are incidental revenues derived as by-product opportunities of conducting our core contract staffing business. With the completion of the acquisition of Hudson Global’s U.S. IT staffing business (“Hudson IT”) on June 15, 2015, our ratio of retail channel revenues to wholesale revenues increased materially. Hudson IT operates with offices in Chicago, Boston, Tampa and Orlando and has a client-base of predominately end-user clients.

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the second half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. In 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. In 2011 and 2012 activity levels continued to trend up in most technologies and sales channels. During 2013 and 2014, we continued to see a steady flow of solid activity in our contract staffing business; however, a tightening in the supply side (skilled IT professionals) of our business in 2014 negatively impacted our new assignment successes. Solid activity levels continued during the first nine months of 2015. However, recruitment challenges remain due to the tightness in supply of skilled IT professionals. Additionally, we are seeing more of our consultants on assignment being hired by end-user clients in 2015 when compared to past years. Both of these 2015 market dynamics have pressured our growth of consultants on billing.

In addition to tracking general U.S. economic conditions, a large portion of our revenues are generated from a limited number of clients. Accordingly, our trends and outlook are impacted by the prospects and well-being of these specific clients. This “account concentration” factor may cause our results of operations to deviate from the prevailing U.S. economic trends from time to time.

In recent years, a larger portion of our revenues have come from our wholesale sales channel, which consists largely of strategic relationships with systems integrators and other staffing organizations. This channel tends to carry lower gross margins, but provides higher volume opportunities. This trend in our business mix has impacted overall gross margins during the past several years. The acquisition of Hudson IT, as noted above, has increased our retail revenues and accordingly will further improve the balance of our business mix between the retail and wholesale. Within our retail sales channel, many larger users of IT staffing services are employing MSPs to manage their contractor spending in an effort to drive down overall costs. This trend towards utilizing the MSP model may pressure gross margins in the future.

Results of Continuing Operations for the Three Months Ended September 30, 2015 as Compared to the Three Months Ended September 30, 2014:

Revenues:

Revenues for the three months ended September 30, 2015 totaled $34.6 million, compared to $28.6 million for the corresponding three month period in 2014. This 21% year-over-year revenue increase reflected the June 2015 acquisition of Hudson IT. Organically, revenues declined by approximately 5% and reflected a decrease in consultants on billing, partially offset by a higher average bill rate.

Billable consultant headcount at September 30, 2015 totaled 893 consultants compared to 761 consultants at September 30, 2014. This increase of 132 billable consultants reflected an increase of 206 billable consultants acquired as part of the Hudson IT acquisition and an organic decline of 74 billable consultants from a year earlier. The organic decline in our billable consultant-base was due to an increase in client hires and lower new assignment win ratio – both of which were influenced by a tighter supply of skilled IT professionals. Our average bill rate increased approximately 2% to $74.87 in the third quarter of 2015 compared to the third quarter of 2014. During the three-months ended September 30, 2015, our billable headcount decreased by 43-billable consultants.

Below is a tabular presentation of revenues by sales channel for the three months ended September 30, 2015 and 2014, respectively:

Revenues (Amounts in millions)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Wholesale Channel	$21.0	$21.9
Retail Channel	13.4	6.6
Permanent Placements / Fees	0.2	0.1

Total revenues	$34.6	$28.6

Revenues from our wholesale channel were down approximately 4% during the three month period ended September 30, 2015 compared to the corresponding 2014 period and reflected lower revenues from our integrator clients. Over the last several quarters, we have secured fewer project assignments within our integrator client-base, which has negatively impacted our revenue performance. Retail channel revenues increased by approximately 103% during the three months ended September 30, 2015, compared to the corresponding period in 2014, with the Hudson IT acquisition being responsible for this significant increase. Permanent placement / fee revenues were approximately $0.2 million in the 2015 period compared to $0.1 million in the 2014 period.

For the three months ended September 30, 2015, the Company had no clients that exceeded 10% of total revenues. For the three months ended September 30, 2014, the Company had three clients that exceeded 10% of total revenues (Accenture =12.4%, Tek Systems = 10.5% and CGI =10.2%).

The Company’s top ten clients represented approximately 47% and 60% of total revenues for the three months ended September 30, 2015 and 2014, respectively. The impact of the Hudson IT acquisition has lowered the Company’s client concentration materially.

Gross Margin:

Gross profits in the third quarter of 2015 totaled $6.9 million, or approximately $1.7 million higher than the third quarter of 2014. Gross profit as a percentage of revenue totaled 19.9% for the three month period ending September 30, 2015, which were 160-basis points higher than our gross margin performance for the same period in 2014. The increase in our gross margin percentage largely reflected higher margins on new assignments and a more favorable mix of channel revenues (a higher level of retail clients) due to the Hudson IT acquisition.

Below is a tabular presentation of gross margin by sales channel for the three months ended September 30, 2015 and 2014, respectively:

Gross Margin	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Wholesale Channel	17.5%	16.8%
Retail Channel	22.8	21.8
Permanent Placements / Fees	100.0	100.0

Total gross margin	19.9%	18.3%

Wholesale channel gross margins were up 70 basis points for the three months ended September 30, 2015 compared to the same period in 2014. Higher margins on new assignments were responsible for this overall margin improvement. Retail channel gross margins were up 100 basis points during the three months ended September 30, 2015 compared to the corresponding 2014 period and largely reflected the impact of the Hudson IT acquisition. Additionally, we had higher margins on new MSP assignments in the 2015 period which was partially offset by higher bench costs related to our Salesforce.com technology practice.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the three months ended September 30, 2015 totaled $5.4 million or 15.5% of revenues, compared to $3.8 million or 13.2% of revenues for the three months ended September 30, 2014. The increase in SG&A expense as a percentage of revenues was due to the consolidation of Hudson IT (which employs a branch model that has an operating cost structure that is higher than Mastech’s centralized business model) and investments made in our Salesforce.com technology practice and new business development efforts during 2015. Fluctuations within SG&A expense components during the third quarter of 2015, compared to the third quarter of 2014, included the following:

•	Sales expense increased by $0.8 million, of which $0.7 million was attributable to the acquisition of Hudson IT. Investments in our Salesforce.com technology practice and new business development efforts were responsible for the remaining increase.

•	Recruiting expense increased by $0.4 million, of which $0.3 million was attributable to the acquisition of Hudson IT. Higher offshore facility costs of approximately $0.1 million was largely responsible for the remaining increase.

•	General and administrative expense increased by $0.4 million, of which $0.2 million was attributable to the amortization of acquired intangibles associated with the Hudson IT acquisition. Higher travel costs and variable compensation expenses accounted for the balance of the increase.

Other Income / (Expense) Components:

Other income / (expense) for the three months ended September 30, 2015 consisted of interest expense of ($125,000) and foreign exchange gains of $1,000. For the three months ended September 30, 2014, other income / (expense) consisted of interest expense of ($21,000), foreign exchange losses of ($4,000) and ($8,000) of losses on the disposal of fixed assets. The increase in interest expense was due to higher outstanding borrowings in the third quarter of 2015 reflective of debt financing of the Hudson IT acquisition.

Income Tax Expense:

Income tax expense for the three months ended September 30, 2015 totaled $512,000, representing an effective tax rate on pre-tax income of 36.6%, compared to $527,000 for the three months ended September 30, 2014, which represented a 37.5% effective tax rate on pre-tax income during that period. A lower aggregate state tax rate in the third quarter of 2015 was responsible for the lower effective tax rate and reflected a reduction in the total amount of unrecognized tax benefits related to uncertain tax positions due to the expiration of certain statute of limitations.

Results of Continuing Operations for the Nine Months Ended September 30, 2015 as Compared to the Nine Months Ended September 30, 2014:

Revenues:

Revenues for the nine months ended September 30, 2015 totaled $90.9 million, which was up 7% compared to the corresponding nine month period in 2014. Excluding Hudson IT revenues in the 2015 period, we would have had a 3% decline in year-over-year revenues. This 3% decline reflected a lower average number of billable consultants on assignment, partially offset by a higher average bill rate during the nine months ended September 30, 2015 when compared to the corresponding period in 2014.

Below is a tabular presentation of revenues by sales channel for the nine months ended September 30, 2015 and 2014, respectively:

Revenues (Amounts in millions)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Wholesale Channel	$63.4	$65.9
Retail Channel	27.2	18.9
Permanent Placements / Fees	0.3	0.2

Total revenues	$90.9	$85.0

Revenues from our wholesale channel decreased approximately 4% in the nine month period ended September 30, 2015 compared to the corresponding nine month period in 2014. Lower revenues from our integrator clients (down 11%) were partially offset by revenue increases at our staffing clients (up 5%). New project assignments from integrator clients have been disappointing in 2015 and have negatively impacted our revenue performance. Retail channel revenues were up 44% during the nine months ended September 30, 2015 compared to the corresponding period one-year earlier. Essentially all of this increase was attributable to our June 2015 acquisition of Hudson IT. Permanent placement / fee revenues were approximately $0.1 million higher in the first nine months of 2015 when compared to the first nine months of 2014.

For both the nine months ended September 30, 2015 and 2014, the Company had one client that exceeded 10% of total revenues (Accenture = 10.8% in 2015 and 11.3% in 2014).

The Company’s top ten clients represented approximately 52% and 60% of total revenues for the nine months ended September 30, 2015 and 2014, respectively.

Gross Margin:

Gross profits in the nine months ended September 30, 2015 totaled $17.1 million compared to $15.6 million for the corresponding period of 2014. Gross profit as a percentage of revenue totaled 18.8% for the nine month period ending September 30, 2015, which was 50-basis points higher than our gross margin performance one-year earlier. The increase in gross profit as a percentage of revenue was largely attributable to having a more favorable mix of channel revenues, in the form of more retail revenues as a percentage of total revenues, following the Hudson IT acquisition

Below is a tabular presentation of gross margin by sales channel for the nine months ended September 30, 2015 and 2014, respectively:

Gross Margin	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Wholesale Channel	17.0%	17.1%
Retail Channel	22.0	21.4
Permanent Placements / Fees	100.0	100.0

Total gross margin	18.8%	18.3%

Wholesale channel gross margins improved sequentially again during the third quarter of 2015, but were still 10 basis points below year-to date gross margins of a year ago. This decline largely reflected a lower gross margin book of business entering 2015, as well as higher benefit costs related to the Affordable Care Act. Retail gross margins were up 60 basis points due to slightly higher margins on MSP assignments and higher margin business from the Hudson IT acquisition, partially offset by higher bench costs.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the nine months ended September 30, 2015 totaled $14.6 million or 16.1% of revenues, compared to $11.3 million or 13.3% of revenues for the nine months ended September 30, 2014. Excluding acquisition transaction expenses and severance costs, S,G&A expenses for the 2015 period would have represented 15.0% of revenues. The increase in SG&A expenses as a percentage of revenues was largely due to the consolidation of Hudson IT – which employs a branch model that has an operating cost structure that is higher than Mastech’s centralized business model and investments in our Salesforce.com technology practice and new business development efforts during 2015. Fluctuations within SG&A expense components during the 2015 period, compared to a year earlier, included the following:

•	Sales expense increased by $1.1 million, of which $0.8 million was attributable to the acquisition of Hudson IT. Investment in our Salesforce.com practice and new business development efforts of $0.3 million were responsible for the remaining increase.

•	Recruiting expense increased by $0.8 million, of which $0.4 million was attributable to the acquisition of Hudson IT. Higher job board and offshore facility costs were responsible for the remaining increase.

•	General and administrative expense increased by $1.4 million. The increase related to the following expense components: severance costs of $0.3 million; acquisition transaction costs of $0.6 million; amortization of acquired intangible assets of $0.2 million; higher variable compensation expense of $0.2 million; and higher facility costs and legal expense of approximately $0.1 million.

Other Income / (Expense) Components:

Other income / (expense) for the nine months ended September 30, 2015 consisted of interest expense of ($172,000) and foreign exchange gains of $33,000. For the nine months ended September 30, 2014, other income / (expense) consisted of interest expense of ($67,000), foreign exchange gains of $64,000 and ($8,000) of losses on the disposition of fixed assets.

Income Tax Expense:

Income tax expense for the nine months ended September 30, 2015 totaled $867,000, representing an effective tax rate on pre-tax income of 37.2%, compared to $1.6 million for the nine months ended September 30, 2014, which represented a 37.7% effective tax rate on pre-tax income during that period. A lower aggregate state tax rate in the 2015 period was responsible for the lower effective income tax rate.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

At September 30, 2015, the Company had bank debt, net of cash balances on hand, of $15.6 million and approximately $8.5 million of borrowing capacity under its existing credit facility. The increase in bank debt during the 2015 period was due to our $17 million cash acquisition of Hudson IT which closed in June 2015 and was financed in part by a $9.0 million term loan and approximately $6.0 million of revolving line of credit borrowing under our existing credit facility.

Historically, we have funded our business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At September 30, 2015, our accounts receivable “days sales outstanding” (“DSO’s”) measurement was 53-days, which is one day higher than the previous quarter. This modest increase in DSO’s was expected, as we worked through finalizing client contract assignments in the third quarter of 2015 that were associated with our asset purchase of Hudson IT.

We believe that cash provided by operating activities, cash balances on hand and current availability under our existing credit facility will be adequate to fund our business needs and debt service obligations over the next twelve months.

Cash flows provided by (used in) operating activities:

Cash (used in) operating activities for the nine months ended September 30, 2015 totaled ($1.0 million) compared to cash provided of $2.8 million during the nine months ended September 30, 2014. Elements of cash flows in the 2015 period were net income of $1.5 million, non-cash charges of $0.7 million, and an offsetting increase in operating working capital levels of ($3.2 million). The increase in operating working capital that occurred during the third quarter 2015 was applicable to our acquisition of Hudson IT. During the nine months ended September 30, 2014, elements of cash flows were net income of $2.6 million, non-cash charges of $0.5 million, and an offsetting increase in operating working capital levels of ($0.3 million).

Cash flows used in investing activities:

Cash used in investing activities for the nine months ended September 30, 2015 totaled $17.1 million and consisted of $17.0 million to complete our acquisition of Hudson IT and $0.1 million for capital expenditures. For the nine months ended September 30, 2014, cash used in investing activities totaled $0.4 million and related to capital expenditures.

Cash flows provided by (used in) financing activities:

Cash provided by financing activities for the nine months ended September 30, 2015 totaled $16.2 million and largely consisted of an increase in bank borrowings of $16.3 million related to the Hudson IT acquisition. Additionally, usage of funds during the nine months ended September 30, 2015 included the purchase of treasury shares of ($0.2 million) and the payment of deferred financing expenses of ($0.1 million), partially offset by cash generated from stock options / restricted share activities. Cash (used in) financing activities for the nine months ended September 30, 2014 totaled ($0.3 million) and consisted of the repurchase of treasury shares of ($0.7 million), partially offset by proceeds and excess tax benefits related to the exercise of stock options and vesting of restricted stock / performance shares.

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

Our cash flow and earnings are subject to fluctuations due to exchange rate variations. Foreign currency risk exists by nature of our global recruitment centers. We attempt to limit our exposure to currency exchange fluctuations in the Indian rupee (“Rupee”) via the purchase of foreign currency forward contracts. These forward contracts have been designated as cash flow hedging instruments and are used to mitigate overall foreign currency risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency forward contracts held by the Company as of September 30, 2015:

Currency (in thousands)	Amount (in Rupees)	Amount (in USD)
Currency Forward Contracts	INR 33,000	$506

Effect of Hypothetical Currency Rate Fluctuations

As of September 30, 2015, the potential gain or loss in the fair value of the Company’s outstanding foreign currency forward contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be as follows (amounts in thousands):

	Valuation given X% decrease in Rupee/USD Rate				Fair Value as of September 30, 2015	Valuation given X% increase in Rupee/USD Rate
	10%	5%	2%	1%		1%	2%	5%	10%
Rupee to USD Rate	59.52	62.82	64.81	65.47	66.13	66.79	67.45	69.44	72.74
Fair value of derivative instruments	$48	$19	$3	$(2)	$(7)	$(12)	$(17)	$(31)	$(52)

ITEM 4:	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There has been no change in Mastech’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2014.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our common stock repurchased during the quarter ended September 30, 2015 is set forth in the following table:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs
July 1, 2015 – July 31, 2105	—	—	—	472,238
August 1, 2015 – August 31, 2015	—	—	—	472,238
September 1, 2015 – September 30, 2015	—	—	—	472,238

Total	—	—	—

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of November, 2015.

MASTECH HOLDINGS, INC.

November 10, 2015	/s/ D. KEVIN HORNER
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