Form 10-K
period 2015-12-31
Mastech Holdings, Inc.
filed 2016-03-25
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015 (based on the closing price on such stock as reported by NYSE MKT on such date) was $15,055,000.

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of March 18, 2016 was 4,352,505 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for May 18, 2016 to be filed with the Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MASTECH HOLDINGS, INC.

2015 FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains statements that are not historical facts and that constitute “forward looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects”, “intends”, “anticipates”, “believes”, “estimates”, “assumes”, “projects” and similar expressions are intended to identify such forward-looking statements. You should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this Annual Report on Form 10-K, including those described under “Risk Factors”. These statements are based on information currently available, and we undertake no obligation to update any forward-looking statement as circumstances change.

Factors or events that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

•	changes in general U.S. economic conditions and economic conditions in the industries in which we operate;

•	our ability to retain existing clients and obtain new clients;

•	changes in competitive conditions;

•	our ability to introduce new service offerings;

•	availability of and retention of skilled technical employees and key personnel;

•	technological changes;

•	changes in accounting standards, rules and interpretations;

•	many of our contracts are terminable by clients without penalty;

•	changes in immigration laws, patterns and other factors related to visa holders;

•	liabilities and unanticipated developments resulting from litigations, regulatory investigations and similar matters;

•	fluctuations due to currency exchange rate variations;

•	changes in U.S. laws, rules and regulations, including the Internal Revenue Code;

•	changes in India’s geopolitical environment, laws, rules and regulations;

•	the impact and success of new acquisitions; and

•	management’s ability to identify and manage risks.

ITEM 1.	BUSINESS

Overview

Mastech Holdings, Inc. (referred to in this report as “Mastech”, the “Company”, “us”, “our” or “we”) is a provider of Information Technology (“IT”) staffing services. Headquartered near Pittsburgh, Pennsylvania, we have approximately 850 consultants that provide services across a broad spectrum of industry verticals. From July 1986 through September 2008, we conducted our business as subsidiaries of iGATE Corporation (“iGATE”). We do not sell, lease or otherwise market computer software or hardware, and 100% of our revenue is derived from the sale of staffing services.

Our IT staffing business combines technical expertise with business process experience to deliver a broad range of services within business intelligence / data warehousing; web services; enterprise resource planning and customer resource management; mobile applications; and e-Business solutions. We work with businesses and institutions with significant IT spend and recurring staffing needs. We also support smaller organizations with their “project focused” temporary IT staffing requirements.

Sales and marketing of our IT staffing business are conducted through account executives within two sales channels (wholesale and retail). Much of these efforts employ a cost-effective telesales model, supplemented with selective travel and client visits. The wholesale channel consists of system integrators and other IT staffing firm clients, with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. The retail channel focuses on clients that are end-users of staffing services. This channel consists of 1) end-users who have retained a third party to provide vendor management services (a “managed service provider” or “MSP”) and centralize the consultant hiring process and 2) branch service operations, which focuses on clients that are end-users of staffing services in select geographies within the U.S. The branch services model employs local sales and recruitment resources, aimed at establishing strong relationships with both clients and candidates. We expanded our branch service operations in 2015 as the result of our June 15, 2015 acquisition of Hudson Global Resources Management, Inc.’s U.S. IT staffing business (“Hudson IT”) which deploys a branch service business model.

We recruit through global recruiting centers located in the U.S. and India that deliver a full range of recruiting and sourcing services. Our centers employ over 110 recruiters and sourcers that focus on recruiting U.S.-based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests from our offshore recruiting centers, with investment in sourcing and recruiting processes, expanded search coverage, round-the-clock sourcing, and frequent candidate contact, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

History and Developments

Historically, we operated as the former Professional Services segment of iGATE. Mastech Holdings, Inc. was incorporated in Pennsylvania as a wholly-owned subsidiary of iGATE on June 6, 2008 in anticipation of our spin-off from iGATE. On September 30, 2008, we spun-off from iGATE and began operating as an independent public company. Our operating subsidiaries have 29 years of history as reliable providers of IT staffing services.

Established in 1986, our business model focused on importing global IT talent to the U.S. to meet the growing demand for IT professionals. In the early 2000’s, the demand for IT professionals declined and the supply of IT resources quickly exceeded a declining demand curve. No longer was there a need to recruit abroad for technology talent, as supply was abundant in the U.S. Accordingly, we retooled our recruiting model to focus on the recruitment of U.S.-based IT talent. Given our reputation with and knowledge of H1-B visas, part of our recruiting efforts focused on attracting H1-B visa holders currently in the U.S. This approach gave us access to a larger and differentiated recruiting pool compared to many of our competitors.

In 2003, we launched our offshore global recruitment center model in an effort to meet an increase in industry demand with lower cost recruiting resources. Over the last twelve years, we have made significant investments in these centers to improve infrastructure, processes and effectiveness. Additionally, we have made investments in recent years in our domestic recruitment structure, primarily to support our IT retail channel.

During 2010, we made two strategic moves designed to enhance and expand our service offerings. In January, 2010, we acquired Curastat, Inc., an Arizona-based specialized healthcare staffing organization. This acquisition, along with the creation of Mastech Healthcare, Inc., expanded our service offerings into the healthcare staffing space. Also in January 2010, we sold our brokerage operations staffing business, thus focusing on our IT and healthcare staffing operations.

In August 2013, we sold our healthcare staffing operations to focus entirely on our core IT staffing business.

During the fourth quarter of 2014, we established a technology center to evaluate practice opportunities for high-demand IT skill-sets and emerging technologies. In 2015, we embarked on our first technology practice, Salesforce.com.

On June 15, 2015, we completed the acquisition of Hudson IT. Hudson IT is a domestic IT staffing business with offices in Chicago, Boston, Tampa and Orlando. Hudson IT deploys a branch service business model that targets clients that are direct end-users of IT staffing services.

Our Business

Our revenues are principally generated from contract staffing services that are provided on a time and material basis. Typically, we negotiate our business relationship by using one of three methods to gain agreement on the services to be provided. We either establish our relationship based on a simple standard term sheet; create a Statement of Work (“SOW”) specific to a project; or enter into a master service agreement with a client that describes the framework of our relationship. In each case, a client will submit to us positions and / or requirements that they plan on satisfying by using temporary contractors. We propose consultants to the client that we believe satisfy their needs and propose an hourly bill rate for each consultant submitted. The client will select our consultant or a competing firm’s consultant based on their view of quality, fit and pricing. Consultant specific contractual details, such as billable rates, are documented as an annex to the agreement type that is chosen by the client.

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

Our marketing is conducted through account executives within two sales channels (wholesale and retail). Our IT consultants and their skill sets can be marketed within both sales channels. There are numerous occasions where a consultant will end a project within one channel and immediately start a new project within the other channel. When a consultant is on “paid bench” (between projects), account executives from both sales channels have the ability to market the consultant within their respective client base.

The wholesale channel consists of system integrators and other IT staffing firm customers with a need to supplement their ability to attract highly-qualified temporary technical computer personnel. Over the last several years, more of our revenues have come from the wholesale channel as a percentage of total revenues. However, with the acquisition of Hudson IT, which has a strong stable of direct end-user clients in the retail channel, the wholesale channel in 2015 represented 67% of our total revenues compared to 77% in 2014. Most of our strategic relationships in this channel are established at the vice president / sales director level. Account executives generally are responsible for expanding existing client relationships. We supplement these marketing activities through our sales organization in India, whose account executives target smaller IT staffing clients within the wholesale channel. Generally, these account executives call (telesales) on potential new customers within an assigned U.S. territory.

Our retail channel focuses on customers that are end-users of IT staffing services. Revenues from this channel represented 33% of our total revenues in 2015, which is up materially from previous years due to the Hudson IT acquisition. Account executives at our branch operations call on, and meet with, potential new customers and are also responsible for maintaining existing client relationships within their geographic territory. Account executives are paired with recruiters and both receive incentive compensation based on revenue generation activities using a localized sales and recruitment model. Within the retail channel, many end-users of IT staffing services have retained a third party to provide vendor management services to centralize the consultant hiring process and reduce costs. Under this arrangement, the third-party MSP retains control of the vendor selection and vendor evaluation process, which weakens the relationship built with the client. Our lower-cost centralized telesales model and highly efficient offshore recruiting model have better positioned us to respond to the growing use of MSPs.

Permanent placement activity can be generated from both of our sales channels. However, such opportunities are largely by-products of conducting our core contract staffing business. During 2015, permanent placement fees continued to represent less than 1% of total revenues.

Recruiting

We operate seven small recruiting centers located in the U.S. and two larger facilities in India that deliver a full range of recruiting and sourcing services. Our centers employ over 110 recruiters and sourcers that focus on recruiting U.S.-based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests faster than the competition is critical for success in our industry as most staffing firms access the same candidate pool via job boards and websites. Our offshore recruiting capabilities, with investment in sourcing and recruiting processes, expanded search coverage, around-the-clock sourcing, and frequent candidate contact, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

We have continued to invest in leading technologies and recruitment tools to enhance efficiencies. For example, we use web-based tools to expand the reach of our candidate searches. We also employ a state-of-the-art applicant tracking system that has proprietary tool-kits and job board / internet interfacing capabilities, resulting in further operational efficiencies.

In late 2011, we upgraded and expanded our offshore recruitment offices in Bangalore. In late 2014, we significantly expanded our offshore recruitment offices in New Delhi which gives us the ability to nearly double our recruiter seats from existing levels. Both facilities provide our offshore organization with state-of-the-art infrastructure and workforce amenities to attract top-quality employees.

We have access to a large and differentiated recruiting pool due to our brand recognition with both W-2 hourly U.S. citizens and H1-B visa holders in the U.S. Unlike most staffing firms that have a high concentration of either H1-B workers or W-2 hourly U.S. citizens, we have historically maintained an equal balance of H1-B and W-2 hourly employees. We believe that this balanced mix allows us to access a broader candidate pool than our primary competition.

Technology Focus of our IT Operations

We provide technologies and maintain strategic relationships with industry leaders, such as Salesforce.com, Oracle and Accenture, in many high demand areas including mobile applications and the implementation and support for cloud-based applications. Our IT staffing services are concentrated in the following areas:

•	Service Oriented Architecture / Web Services

•	Enterprise Solutions including Enterprise Resource Planning / Customer Relationship Management / Package Implementation Life Cycle

•	Business Intelligence and Data Warehousing

•	e-Business Solutions

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

Our Enterprise Solutions practice helps clients design and implement ERP and CRM software. We have expertise in assisting clients at all stages of an enterprise solutions life cycle, resulting in long lasting relationships.

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

Geographic Presence & Industry Verticals

All of our revenues are generated from services provided in the U.S. We market our services on a national basis and have the ability to provide services in all 50 states. Our geographical concentration tends to track major client locations, such as California, Texas, Pennsylvania and Florida, and in large metropolitan areas such as Chicago, New York City and Washington, D.C.

We provide our IT services across a broad spectrum of industry verticals including: automotive, consumer products, education, financial services, government, healthcare, manufacturing, retail, technology, telecommunications, transportation and utilities. Below is a breakdown of our IT billable consultant base by industry that represented at least 5% of our billable consulants as of December 31, 2015:

Financial Services	25%	Technology	11%
Healthcare	18%	Government	8%
Telecom	14%	Manufacturing	5%
		Other	19%

Employees

At December 31, 2015, we had approximately 800 U.S. employees and 170 employees offshore. None of our employees are subject to collective bargaining agreements governing their employment with our Company. We employ our consultants on both an hourly and salary basis. Most of our salaried employees are H1-B visa holders. We enjoy a good reputation within the H1-B visa community, which allows us to access a very broad candidate pool. The majority of our hourly employees are U.S. citizens. On average, we maintain a balanced composition of salaried and hourly employees. We believe that our employee relations are good.

Intellectual Property Rights

Our intellectual property largely consist of proprietary processes; client, employee and candidate information; and proprietary rights of third parties from whom we license intellectual property. We rely upon a combination of nondisclosure and other arrangements to protect our intellectual property.

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

Our Competitive Position

We operate in a highly competitive and fragmented industry, with low barriers to entry. We compete for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, other staffing services firms and, to a lesser extent, temporary personnel agencies. Many competitors are significantly larger and have greater financial resources in comparison to us. We believe that the principal competitive factors for securing and building client relationships are driven by the ability to precisely comprehend client requirements and by providing highly qualified consultants who are motivated to meet or exceed a client’s expectations. We must be able to do this efficiently to provide speed to market with pricing that is competitive and represents value to both our clients and our consultants. The principal competitive factors in attracting qualified personnel are compensation, availability, location and quality of projects and schedule flexibility. We believe that many of the professionals included in our database may also pursue other employment opportunities. Therefore, our responsiveness to the needs of these professionals is an important factor in our ability to be successful.

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

Operational excellence

In the staffing services business, operational excellence largely relates to a firm’s ability to effectively recruit high quality talent. Our offshore recruitment operations give us the ability to respond to clients’ staffing needs in a timely and cost-effective manner. Investments in sourcing and recruiting processes and leading technologies and recruitment tools have resulted in a highly scalable offshore recruiting model, which has delivered value to our clients.

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

Attractive financial profile

We have historically enjoyed a lower operating cost structure than our industry peers due to our low cost telesales and offshore recruiting models. These business models allow us to quickly adjust our costs to changes in our business environment. Our blue-chip client base has ensured high quality accounts receivable and a strong and predictable cash flow conversion metric.

Expertise in high-demand IT skills

We have substantial expertise in certain IT skills including: ERP and CRM; SOA and web services; business intelligence and data warehousing; and e-Business solutions. We also have the capacity to take advantage of demand growth in these sectors, as we are well positioned in terms of scale, technical capabilities, and client base. In addition, we have relationships with industry leaders such as Salesforce.com, Oracle and Accenture, who are among the leading providers of such services.

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

Government Regulation

We recruit IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the U.S. As of December 31, 2015, approximately 49% of our U.S. workforce was working under Mastech sponsored H1-B temporary work permits. Statutory law limits the number of new H1-B petitions that may be approved in a fiscal year. Legislation could be enacted limiting H1-B visa holders’ employment with staffing companies. In recent years, the vast majority of our H1-B hires were not subject to the annual quota limiting H1-B visas because they were already in the U.S. under H1-B visa status with other employers. Additionally, the U.S. Congress has recently considered and may consider in the future extensive changes to U.S. immigration laws regarding the admission of high-skilled temporary and permanent workers. Such changes, if enacted, may impact the types of H1-B temporary work permits that may be granted or the number of available H1-B temporary work permits.

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

Government regulation of immigration may materially affect our workforce and limit our supply of qualified IT professionals, or increase our cost of securing H1-B workers.

We recruit IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the U.S. As of December 31, 2015, approximately 49% of our U.S. workforce was working under Mastech sponsored H1-B temporary work permits. Statutory law limits the number of new H1-B petitions that may be approved in a fiscal year, and if we are unable to obtain H1-B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. Additionally, legislation could be enacted limiting H1-B visa holders’ employment with staffing companies, which could result in reduced revenues and / or a higher cost of recruiting.

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

Our recent acquisition of Hudson IT may not provide us with the long-term business advantages that we expected, which may result in the slower growth of our business and reduced operating margins.

Our June 15, 2015 acquisition of Hudson IT and the purchase price of such was based on a series of long-term assumptions and estimates. There can be no assurance that these expectations will be completely realized and could result in a material adverse effect on our business, operating results and financial condition.

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

Our revenues are highly dependent on clients located in the U.S., as well as clients concentrated in certain industries. Economic slowdowns, changes in U.S. law and other restrictions or factors that affect the economic health of these industries may affect our business. For the year ended December 31, 2015, approximately 51% of our revenues were derived from our top ten clients. Consequently, if our clients reduce or postpone their spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the rate of economic growth in the U.S. may reduce the demand for our services and negatively affect our revenues and profitability.

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

A significant number of organizations are attempting to migrate their IT business applications to advanced technologies. As a result, our ability to remain competitive depends on several factors, including our ability to develop, train and hire employees with skills in advanced technologies. Our failure to hire, train and retain employees with such skills could have a material adverse impact on our future revenues.

Our “preferred vendor” contracts generally result in lower margins. In addition, we may not be able to maintain “preferred vendor” status with existing clients or obtain that status with new clients, which may lead to a decrease in the volume of business we obtain from these clients.

We are party to several “preferred vendor” contracts, and we are seeking additional similar contracts in order to obtain new or additional business from large and medium-sized clients. Clients enter into these contracts to reduce their number of vendors and obtain better pricing in return for a potential increase in the volume of business to the preferred vendor. While these contracts are expected to generate higher volumes, they generally carry lower margins. Although we attempt to lower costs to maintain margins, there can be no assurance that we will be able to sustain margins on such contracts. In addition, the failure to be designated as a preferred vendor, or the loss of such status, may preclude us from providing services to existing or potential clients, except as a subcontractor, which could have a material adverse effect on the volume of business obtained from such clients.

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

Requirements of the Affordable Care Act may continue to increase our employee benefits costs and could negatively affect our operating results, cash flows and financial condition if such costs aren’t recovered with increases in client bill rates.

We provide healthcare coverage to our U.S.-based employees that are subject to the Affordable Care Act (“ACA”). Additional provisions of the ACA and the compliance of such may result in higher overall costs to the Company, which could have a negative impact on our operating results, cash flows and financial condition.

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

We purchase various insurance policies to limit or transfer certain risks inherent in our operations. These costs largely relate to obtaining and maintaining professional and general liability insurance policies. If the costs of carrying these insurance policies increase significantly, due to poor claims history or changes in market conditions, this could have an adverse impact on our profitability and financial condition.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding the principal properties leased by us and our subsidiaries as of December 31, 2015 is set forth below:

Location	Principal Use	Approximate Square Footage
Moon Township, Pennsylvania	Corporate headquarters, executive, human resources, sales, recruiting, marketing and finance	11,500
Waltham, Massachusetts	Sales and recruiting office	3,000
Dallas, Texas	Sales and recruiting office	2,600
Fremont, California	Sales and recruiting office	2,600
Chicago, Illinois	Sales and recruiting office	2,600
Tampa, Florida	Sales and recruiting office	2,100
Orlando, Florida	Sales and recruiting office	2,000
New Delhi, India	Sales and recruiting office	27,000
Bangalore, India	Recruiting office	8,800

ITEM 3.	LEGAL PROCEEDINGS

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

Common Stock Market Price	High	Low
2015:
Fourth Quarter	$8.40	$7.05
Third Quarter	8.99	6.90
Second Quarter	10.04	8.53
First Quarter	11.25	8.90

2014:
Fourth Quarter	$11.99	$8.39
Third Quarter	16.27	10.24
Second Quarter	17.41	13.76
First Quarter	14.45	13.34

On March 18, 2016, we had 96 registered holders of record of our Common Stock. This figure excludes an estimate of the indeterminate number of beneficial holders whose shares may be held by brokerage firms and clearing agencies. We currently do not pay recurring dividends on our common stock. However, on October 29, 2013, the Company declared a cash dividend of $0.50 per share on common stock, payable on December 20, 2013 to shareholders of record on December 9, 2013. Additionally, on November 29, 2012, the Company declared a special one-time dividend of $1.60 per share on common stock, payable on December 21, 2012. These dividends should be viewed as non-recurring.

On December 23, 2010, the Company announced a share repurchase program of up to 937,500 shares of the Company’s common stock over a two-year period. On October 23, 2012, the program was extended for an additional two-year period and the number of shares subject to the program was increased by 312,500 shares to 1.25 million shares. On October 22, 2014, the Company’s Board of Directors approved the extension of this program through December 22, 2016. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws. During 2015, we purchased 12,654 shares under this program at an average price of $9.49 per share, as detailed below. In addition to the repurchases made under this program, the Company purchased an additional 8,921 shares in 2015 at an average price of $9.62 to satisfy employee tax obligations related to the vesting of performance and restricted shares, in accordance with the Company’s Stock Incentive Plan provisions.

Period	Total Number of Shares Purchased	Average Price	Maximum Number of Shares that may be Purchased under this Program
January 1, 2015 – January 31, 2015	—	—	484,892
February 1, 2015 – February 28, 2015	12,654	$9.49	472,238
March 1, 2015 – March 31, 2015	—	—	472,238
April 1, 2015 – April 30, 2015	—	—	472,238
May 1, 2015 – May 31, 2015	—	—	472,238
June 1, 2015 – June 30, 2015	—	—	472,238
July 1, 2015 – July 31, 2015	—	—	472,238
August 1, 2015 – August 31, 2015	—	—	472,238
September 1, 2015 – September 30, 2015	—	—	472,238
October 1, 2015 – October 31, 2015	—	—	472,238
November 1, 2015 – November 30, 2015	—	—	472,238
December 1, 2015 – December 31, 2015	—	—	472,238

Total	12,654	$9.49

Company purchases to satisfy employee tax obligations upon the vesting of performance and restricted shares, as provided for in the Company’s Stock Incentive Plan, and which were not acquired pursuant to any publicly announced purchase program were as follows during 2015: 8,237 shares acquired at an average price $9.74 in February 2015; and 684 shares acquired at an average price of $8.17 in October 2015. These stock purchases are not included in the above schedule.

Additionally, the Company adopted a Stock Incentive Plan in 2008 which, as amended, provides that up to 1,200,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management, and key personnel. Details of shares issued and outstanding under this plan are disclosed in Note 9 “Stock-Based Compensation” to the Consolidated Financial Statements included in Item 8 herein.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the information set forth below in conjunction with our Consolidated Financial Statements and accompanying Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2015 (a)	2014	2013	2012	2011
	(Amounts in thousands, except per share data)
Income Statement Data from Continuing Operations (b):
Revenues	$123,470	$113,523	$106,901	$90,770	$80,476
Gross profit	23,799	20,786	20,117	17,165	15,875
Operating expense	19,117	15,246	14,815	13,794	13,656
Other income / (expense), net	(257)	(32)	(77)	(32)	(69)
Income before income taxes	4,425	5,508	5,225	3,339	2,150
Income tax expense	1,672	2,085	1,956	1,281	795

Net income – continuing operations	$2,753	$3,423	$3,269	$2,058	$1,355

Earnings per share – continuing operations:
Basic (c)	$.63	$.79	$.78	$.51	$.30

Diluted (c)	$.62	$.77	$.75	$.49	$.29

Income Statement Data from Discontinued Operations (b):
Income (loss) before income taxes	$—	$—	$162	$145	$(358)
Pre-tax gain on sale of discontinued operations	—	—	485	—	—
Income tax expense	—	—	111	64	(116)

Net income – discontinued operations	$—	$—	$536	$81	$(242)

Earnings per share – discontinued operations:
Basic (c)	$—	$—	$.13	$.02	$(.05)

Diluted (c)	$—	$—	$.12	$.02	$(.05)

Weighted average common shares outstanding:
Basic (c)	4,338	4,320	4,193	4,075	4,566

Diluted (c)	4,441	4,459	4,342	4,201	4,695

Balance Sheet Data:
Cash and cash equivalents	$848	$2,568	$424	$659	$5,755
Operating working capital (d)	9,858	9,096	8,397	7,809	6,108
Total bank debt	12,538	—	12	2,610	—
Total liabilities	22,674	7,176	7,591	9,533	6,741
Total assets	38,477	20,044	17,051	16,420	19,788
Shareholders’ equity (e)	15,803	12,868	9,460	6,887	13,047

(a)	2015 financial data reflects the Company’s June 15, 2015 acquisition of Hudson IT from the acquisition date through December 31, 2015.

(b)	Continuing operations exclude the results of the Company’s healthcare staffing segment which was sold in August 2013. All periods presented have been recast to reflect the presentation of discontinued operations.

(c)	Weighted average common shares outstanding has been adjusted for all periods presented for the Company’s November 2013 five-for-four stock split.

(d)	Operating working capital represents current assets, excluding cash and cash equivalents, minus current liabilities, excluding short-term borrowings.

(e)	The 2012 reduction in shareholders’ equity reflects the Company’s special one-time cash dividend payable to shareholders on December 21, 2012 ($6.7 million) and purchases made under its share repurchase program during the year ($2.5 million).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a domestic provider of IT staffing services to mostly large and medium-sized organizations. From July 1986 until our September 30, 2008 spin-off, we conducted our business as subsidiaries of iGATE. We do not sell, lease or otherwise market any computer software or hardware, and 100% of our revenues is derived from the sale of information technology staffing services.

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

Economic Trends and Outlook

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the last half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. During 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. In 2011 and 2012, activity levels continued to trend up in most technologies and sales channels. During 2013 and 2014, we continued to see a steady flow of solid activity in our contract staffing business; however, tightness in the supply side (skilled IT professionals) of our business in 2014 negatively impacted our new assignment successes. During 2015, these supply side issues continued to impact our new assignment successes despite solid overall demand for our services. Permanent placement activity levels were up in 2015 for the second consecutive year. As we enter 2016, we view growth in the job market and a modestly expanding domestic economy as positive factors for our industry. However, we also see supply side pressures continuing to pose challenges for us and our industry as a whole.

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

Within our retail sales channel, many large users of IT staffing services are employing MSPs to manage their contractor spending in an effort to drive down overall costs. Should this trend towards utilizing the MSP model continue, our gross margins may be pressured in future periods.

Recent Developments

On February 29, 2016, D. Kevin Horner resigned as our President and Chief Executive Officer and as a member of our Board of Directors. On March 1, 2016, our Board of Directors appointed Vivek Gupta as our President and Chief Executive Officer and as a member of our Board of Directors. On January 28, 2016, we entered into an Executive Employment Agreement with Mr. Gupta, to be effective on March 1, 2016, a description of which is contained in the Current Report on Form 8-K filed by the Company with the SEC on March 3, 2016. On March 11, 2016, Denis D. Deet ceased to be Vice President of Technology and Chief Information Officer of the Company.

On June 15, 2015, the Company completed the $17 million acquisition of Hudson IT as more fully described in Note 2 “Business Combinations” to the Consolidated Financial Statements. Hudson IT is a domestic IT staffing business with offices in Chicago, Boston, Tampa and Orlando. In support of this business combination, the Company entered into an amendment to its existing loan agreement with PNC Bank, N.A. The amended terms included the addition of a $9 million term loan and a $3 million reduction to the Company’s existing credit facility for revolver credit loans and letters of credit. Other pertinent terms and conditions are more fully described in Note 6 “Credit Facility” to the Consolidated Financial Statements.

Results of Continuing Operations

Below is a tabular presentation of revenues and gross profit margins by sales channel for the periods discussed:

Revenues & Gross Margin by Sales Channel

(Amounts in millions)

	Years Ended December 31,
Revenues	2015	2014	2013
Wholesale Channel	$82.5	$87.6	$82.8
Retail Channel	40.5	25.5	23.9
Permanent Placements / Fees*	0.5	0.4	0.2

Total Revenues	$123.5	$113.5	$106.9

Gross Margin
Wholesale Channel	17.2%	17.0%	18.1%
Retail Channel	22.7%	21.5%	20.7%
Permanent Placements / Fees*	100.0%	100.0%	100.0%

Total Gross Margin%	19.3%	18.3%	18.8%

*	Permanent Placement / Fees are generated from clients within both of our sales channels.

Below is a tabular presentation of operating expenses by sales, operations and general and administrative categories for the periods discussed:

Selling, General & Administrative (“S,G&A”) Expense Details

(Amounts in millions)

	Years Ended December 31,
	2015	2014	2013
Sales and Marketing	$6.1	$4.5	$4.4
Operations (HR & Recruiting)	6.2	5.3	5.3
General & Administrative	6.8	5.4	5.1

Total S,G&A Expenses	$19.1	$15.2	$14.8

2015 Compared to 2014

Revenues

Revenues for the year ended December 31, 2015 totaled $123.5 million, compared to $113.5 million for the year ended December 31, 2014. This 9% increase in revenues was largely due to a higher average billable consultant-base employed during 2015 compared to one year earlier. Additionally, our average hourly bill rate for 2015 was up approximately 1% to $74.68 from $74.00 in 2014. The increase in our higher billable consultant-base reflected the June 15, 2015 acquisition of Hudson IT. Organically, however, revenues declined in 2015 by approximately 5%. Our billable consultant headcount at December 31, 2015 totaled 846-consultants versus 731-consultants at year-end 2014. Excluding the billable consultant base that was acquired as part of the Hudson IT acquisition, our December 31, 2015 billable consultant headcount would have been 640-consultants.

Revenues from our wholesale channel decreased by 6% in 2015 compared to 2014. Lower revenues from our integrator clients (down 13%) were partially offset by revenue increases at our staffing clients (up 4%). Reduced levels of new project assignments from several of our integrator partners in 2015 have negatively impacted our revenue performance. Retail channel revenues were up 59% compared to 2014 and reflected revenues attributable to the Hudson IT acquisition. Organically, however, retail revenues declined by approximately 3% in 2015. Permanent placement / fee revenues increased in 2015 by approximately $0.1 million from 2014 levels. Hudson IT operations were responsible for this entire increase.

In 2015, we had no clients that represented more than 10% of total revenues. In 2014, we had one client that represented more than 10% of total revenues (Accenture = 11.7%). Our top ten clients represented 51% of total revenues in 2015 compared to 59% of total revenues in 2014.

Gross Margin

Gross profit increased to $23.8 million in 2015 compared to $20.8 million in 2014. Gross profit as a percentage of revenue totaled 19.3% in 2015 compared to 18.3% one-year earlier. The higher gross profit dollars and higher margin percentage were largely due to the Hudson IT acquisition. Organic gross profit in 2015 totaled $20.1 million and as a percentage of total revenues increased 40 basis points to 18.7%.

Wholesale channel gross margins improved by 20 basis points in 2015 compared to 2014. This increase reflected slightly higher gross margins on new assignments during 2015. In our retail channel, gross margins improved by 120 basis points from 2014 levels. This increase was primarily due to higher gross margin engagements acquired through the Hudson IT acquisition. In addition, there was an 80 basis point organic increase in gross margins on new MSP assignments.

Selling, General and Administrative (“S,G&A”) Expenses

S,G&A expenses in 2015 totaled $19.1 million and represented 15.5% of total revenues, compared to $15.2 million or 13.4% of revenues in 2014. Excluding acquisition transaction expenses and severance costs, S,G&A expenses for 2015 would have represented 14.7% of total revenues. The increase in S,G&A expenses reflected Hudson IT operating expenses from the acquisition date through December 31, 2015, and investments in both our Salesforce.com technology practice and new business development efforts during 2015.

Fluctuations within S,G&A expense components during 2015 compared to 2014 included the following:

•	Sales expense increased by $1.6 million of which $1.3 million was attributable to the Hudson IT operations. Investments in our Salesforce.com practice and in new business development efforts were responsible for $0.3 million of this increase.

•	Operations expense increased by $0.9 million of which $0.7 million was attributable to the Hudson IT operations. Higher offshore compensation, ancillary recruiting expense and facility costs were responsible for the remaining $0.2 million increase. The higher facility costs reflected our late 2014 move to a larger facility in New Delhi, India.

•	General and administrative expenses increased by $1.4 million. This increase related to the following expense components: acquisition transaction expenses of $0.6 million; severance costs of $0.3 million; amortization expense of acquired intangible assets of $0.4 million; and $0.1 million related to higher facility costs and variable compensation expenses, partially offset by lower stock-based compensation expense.

Other Income / (Expense) Components

In 2015, other income / (expense) consisted of interest expense of ($293,000) and foreign exchange gains of $36,000. In 2014, other income / (expense) consisted of ($84,000) of interest expense, a ($9,000) loss on the disposal of fixed assets and foreign exchange gains of $61,000. Higher interest expense in 2015 was due to higher average outstanding borrowings and was directly attributable to the financing of our Hudson IT acquisition. Net foreign exchange gains in 2015 and 2014 reflected exchange rate variations between the Indian rupee and U.S. dollar.

Income Tax Expense

Income tax expense for 2015 was $1.7 million and represented an effective tax rate on pre-tax income of 37.8% compared to $2.1 million in 2014, which represented an effective tax rate on pre-tax income of 37.9%. A slightly lower aggregate state income tax rate was responsible for the slight improvement in 2015.

2014 Compared to 2013

Revenues

Revenues for the year ended December 31, 2014 totaled $113.5 million, compared to $106.9 million for the year ended December 31, 2013. This 6% increase was due to a higher average billable consultant-base employed during 2014 compared to one-year earlier. However, billable consultant headcount at December 31, 2014 totaled 731-consultants versus 742-consultants at year-end 2013 and reflected a high level of assignment ends during the month of December 2014. Additionally, our average hourly bill rate in 2014 declined slightly to $74.00 from $74.25 in 2013.

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

Selling, General and Administrative (“S,G&A”) Expenses

S,G&A expenses in 2014 totaled $15.2 million and represented 13.4% of revenues, compared to $14.8 million or 13.9% of revenues in 2013.

Below is a variance analysis by expense category related to S,G&A expense in 2014 compared to 2013:

•	Sales expenses increased by $0.1 million in 2014 and reflected staff increases related to our new business development efforts, partially offset by lower bonus expense.

•	Operations expenses were flat in 2014 compared to 2013, as higher visa processing fees were offset by lower bonus expense. During 2014, staff increases at our offshore recruitment centers offset some staff declines domestically.

•	General and administrative expenses increased by $0.3 million in 2014. Higher travel, facility costs and corporate related expenses (legal / outside services) were partially offset by lower bonus expense.

Other Income / (Expense) Components

In 2014, other income / (expense) consisted of interest expense of ($84,000), a ($9,000) loss on the disposal of fixed assets and foreign exchange gains of $61,000. In 2013, other income / (expense) consisted of ($93,000) of interest expense and foreign exchange gains of $16,000. Higher interest expense in 2013 was due to higher average borrowings during 2013 compared to 2014. Net foreign exchange gains in 2014 and 2013 reflected exchange rate variations between the Indian rupee and the U.S. dollar.

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

Liquidity and Capital Resources

Financial Conditions and Liquidity

At December 31, 2015, we had outstanding bank debt, net of cash balances on hand, of $11.7 million and approximately $11 million of borrowing capacity under our existing credit facility. Our outstanding bank debt is reflective of the debt financing related to our $17 million acquisition of Hudson IT which closed on June 15, 2015. Initial debt financing for the Hudson IT acquisition consisted of $9 million in term loans and approximately $6 million of revolving line of credit borrowings.

Historically, we have funded our business needs with cash generation from operating activities. In the staffing services industry, investment in operating working capital levels (defined as current assets excluding cash and cash equivalents minus current liabilities, excluding short-term borrowings) is a significant use of cash. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash preservation. Our accounts receivable “days sales outstanding” measurement (“DSO”) was 53 days at year-end 2015 compared to 49 days at December 31, 2014. This four-day increase in DSO’s was largely due to finalizing client contract assignments associated with our asset purchase of Hudson IT which negatively impacted collection efforts. We would expect DSO’s to return to more historical levels during the first half of 2016.

Cash provided by operating activities, our cash and cash equivalent balances on hand at December 31, 2015 and current availability under our existing credit facility are expected to be adequate to fund our business needs over the next 12-months. Below is a tabular presentation of cash flow activities for the periods discussed:

	Years Ended December 31,
Cash Flows Activities	2015	2014	2013
	(Amounts in millions)
Operating activities – from continuing operations	$3.0	$3.3	$1.9
Investing activities – from continuing operations	(17.1)	(0.7)	(0.1)
Financing activities – from continuing operations	12.4	(0.4)	(4.3)
Discontinued operations activities	—	(0.1)	2.3

Operating Activities

Cash provided by operating activities for the years ended December 31, 2015, 2014 and 2013 totaled $3.0 million, $3.3 million and $1.9 million, respectively. Factors contributing to cash flows during the 2015 period included net income of $2.8 million and non-cash charges of $1.0 million, partially offset by an increase in operating working capital of $0.8 million. In 2014, cash flows from operating activities included net income of $3.4 million and non-cash charges of $0.6 million, partially offset by an increase in operating working capital of $0.7 million. In 2013, cash flows from operating activities included net income of $3.3 million and non-cash charges of $0.6 million, partially offset by an increase in operating working capital of $2.0 million. The increase in operating working capital during the last three years was largely in support of higher activity levels and revenue expansion. The 2015 increase in non-cash charges was largely due to the amortization of acquired intangible assets related to our Hudson IT acquisition.

We would expect operating working capital levels to increase should revenue growth continue in 2016. Similar to prior years, such an increase would result in a reduction in cash generated from operating activities. We believe that DSO’s will improve somewhat in 2016, back to our historical range of 50 to 52-days.

Investing Activities

Cash used in investing activities for the years ended December 31, 2015, 2014 and 2013 totaled approximately $17.1 million, $0.7 million and $0.1 million, respectively. In 2015, the acquisition of Hudson IT was responsible for $17.0 million of cash used in investing activities, with capital expenditures accounting for the balance. In 2014 and 2013, capital expenditures were the primary uses of cash in investing activities.

Financing Activities

In 2015, cash generated from financing activities totaled $12.4 million and included net increases in bank debt of $12.5 million and $0.1 million of excess tax benefits related to the exercising of stock options and the vesting of performance/restricted shares, partially offset by $0.2 million of stock repurchases.

In 2014, cash used in financing activities totaled $0.4 million and included $0.8 million of share repurchases, partially offset by excess tax benefits related to the exercising of stock options and the vesting of performance/restricted shares. In 2013, cash used in financing activities totaled $4.3 million and included $2.1 million of dividend payments and $2.6 million of debt repayments, partially offset by stock option activities which generated cash of $0.4 million.

Discontinued Operations Activities

In 2014, discontinued operations used cash of $0.1 million related to the run-out of current liabilities. In 2013, discontinued operations generated cash of $2.3 million related to proceeds from the sale of our healthcare staffing business and the wind-down of retained operating working capital levels.

Off-Balance Sheet Arrangements

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

Revenue Recognition

The Company recognizes revenue on time-and-material contracts as services are performed and expenses are incurred. Time-and-material contracts typically bill at an agreed upon hourly rate, plus out-of-pocket expense reimbursement. Out-of-pocket expense reimbursement amounts vary by assignment, but on average represent approximately 2% of total revenues. Revenue is earned when the Company’s consultants are working on projects. Revenue recognition is negatively impacted by holidays and consultant vacation and sick days.

In certain situations related to client direct hire assignments, where the Company’s fee is contingent upon the hired resource’s continued employment with the client, revenue recognition is deferred until such employment conditions are satisfied.

Accounts Receivable and Allowance for Uncollectible Accounts

The Company extends credit to clients based upon management’s assessment of their creditworthiness. A substantial portion of the Company’s revenue, and the resulting accounts receivable, are from Fortune 1000 companies, major systems integrators and other staffing organizations. The Company does not generally charge interest on delinquent accounts receivable.

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

Goodwill and Intangible Assets

Identifiable intangible assets are recorded at fair value when acquired in a business combination. In connection with our acquisition of Hudson IT, intangible assets were recorded at their estimated fair value on June 15, 2015. Identifiable intangible assets consisted of client relationships, a covenant not-to-compete and a trade name, which are being amortized using the straight-line method over their estimated useful lives ranging from 3-years to 12-years, as more fully described in Note 2 “Business Combinations” to the Consolidated Financial Statements.

Excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired are recorded as goodwill. Goodwill is not amortized but is tested for impairment at least on an annual basis. If impairment is indicated, a write-down to fair value is recorded based on the excess of the carrying value of the asset over its fair market value.

We review goodwill assets for impairment annually as of October 1st or more frequently if events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Intangible assets are reviewed for impairment if events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from use of the assets and their eventual disposition. Measurement of any impairment loss is based on the excess carrying value of the assets over their fair market value.

In conducting our annual impairment testing, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If not, no further goodwill impairment testing is required. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, we are then required to perform a quantitative impairment test. We also may elect not to perform the qualitative assessment, and instead, proceed directly to the quantitative impairment test.

In 2015, we performed a qualitative assessment in which we considered relevant events and circumstances, including changes in customers’ demand outlooks, activities levels and margin tends general economic conditions in the U.S., and material changes in the competitive landscape of our business. Additionally, we considered the results and assumptions related to our most recent quantitative assessment conducted as of our Hudson IT acquisition date (June 15, 2015). Based on this qualitative assessment, we believe that were no indications of impairment associated with the carrying amount of goodwill.

Business Combinations

The Company accounts for acquisitions in accordance with guidance found in ASC 808, Business Combinations (“ASC805”). This guidance requires consideration given (including contingent consideration),

assets acquired and liabilities assumed to be valued at their fair market values at the acquisition date. The guidance further provides that: (1) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset; (2) acquisition transaction costs will generally be expensed as incurred; (3) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will effect income tax expense.

ASC 805 requires that any excess purchase price over fair value of assets acquired (including identifiable intangibles) and liabilities assumed be recognized as goodwill. Additionally, any excess fair value of acquired net assets over acquisition consideration results in a bargain purchase gain. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and must perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have all been properly valued.

The Hudson IT financial results are included in the Company’s Consolidated Financial Statements from the date of the acquisition (June 15, 2015).

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

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2015, the Company provided a liability of $135,000 for uncertain tax positions, including interest and penalties, related to various state income tax matters.

Derivative Instruments and Hedging Activities

Foreign Currency Forward Contracts:

The Company is exposed to foreign currency risks largely as a result of its Indian-based global recruitment centers. During 2012, the Company’s expenditures in Indian rupees, in support of these operations, increased significantly. Accordingly, to mitigate and manage the risk of changes in foreign currency exchange rates, the Company entered into foreign currency forward contracts in June 2012 and continued its hedging strategy through 2015. These forward contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. The Company does not enter into derivative contracts for speculative purposes.

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

Interest Rate Swap Contracts:

Concurrent with the Company’s borrowings under the $9 million term loan facility on June 15, 2015, the Company entered into an interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these contacts is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying transaction affects earnings.

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

Discontinued Operations

In August 2013, the Company sold its healthcare staffing business to Accountable Healthcare Staffing, Inc. The healthcare staffing segment meets the criteria for being reported as a discontinued operation. Accordingly, the Consolidated Statements of Operations and Cash Flow for all periods presented have been recast to reflect the healthcare staffing business as discontinued operations.

Recently Issued Accounting Standards

Recent accounting pronouncements are described in Note 1 to the Consolidated Financial Statements contained in Item 8, herein.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value. Our cash flows and earnings are subject to fluctuations due to exchange rate variations. Foreign currency risk exists by nature of our global recruitment centers. In 2012 through 2015, we attempted to limit our exposure to currency exchange fluctuations in the Indian rupee via the purchase of foreign currency forward contracts. The Company elected not to engage in currency hedging activities for 2016 given the likelihood of an environment of interest rate expansion in the United States, which should have the impact of mitigating any material appreciation in the Indian rupee against the U.S. dollar.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are filed as part of this Annual Report on Form 10-K. See Index to Consolidated Financial Statements on page 32 of this Annual Report on Form 10-K.

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

The Company’s Consolidated Financial Statements for the year ended December 31, 2015 have been audited by UHY LLP, an Independent Registered Public Accounting Firm, whose report thereon appears on page 33 of this Annual Report on Form 10-K.

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

Vivek Gupta

President and Chief Executive Officer

John J. Cronin, Jr.

Chief Financial Officer

MASTECH HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mastech Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Mastech Holdings, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. We have also audited the accompanying Schedule II, Valuation and Qualifying Accounts, for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Mastech Holdings, Inc. and Subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Farmington Hills, Michigan

March 25, 2016

MASTECH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	At December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$848	$2,568
Accounts receivable, net of allowance for uncollectible accounts of $313 in 2015 and $260 in 2014	16,394	10,677
Unbilled receivables	2,796	4,549
Prepaid and other current assets	587	652
Prepaid income taxes	—	274
Deferred income taxes	217	120

Total current assets	20,842	18,840
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,142	1,022
Enterprise software	645	629
Leasehold improvements	342	320

	2,129	1,971
Less – accumulated depreciation and amortization	(1,473)	(1,270)

Net equipment, enterprise software, and leasehold improvements	656	701
Deferred income taxes	92	188
Deferred financing costs, net	97	51
Non-current deposits	237	264
Goodwill	8,427	—
Intangible assets, net	8,126	—

Total assets	$38,477	$20,044

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,800	$—
Accounts payable	2,213	1,514
Accrued payroll and related costs	5,965	5,012
Accrued income taxes	1,014	—
Other accrued liabilities	603	531
Deferred revenue	341	119

Total current liabilities	11,936	7,176

Long-term liabilities:
Long-term debt, less current portion	10,738	—

Total liabilities	22,674	7,176
Commitments and contingent liabilities (Note 7)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 125,000,000 shares authorized and 5,169,143 shares issued as of December 31, 2015 and 5,099,184 shares issued as of December 31, 2014	52	51
Additional paid-in-capital	13,114	12,733
Retained earnings	6,777	4,024
Accumulated other comprehensive loss	(19)	(25)
Treasury stock, at cost; 816,638 shares as of December 31, 2015 and 794,289 as of December 31, 2014	(4,121)	(3,915)

Total shareholders’ equity	15,803	12,868

Total liabilities and shareholders’ equity	$38,477	$20,044

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Revenues	$123,470	$113,523	$106,901
Cost of revenues	99,671	92,737	86,784

Gross profit	23,799	20,786	20,117
Selling, general and administrative expenses	19,117	15,246	14,815

Income from operations	4,682	5,540	5,302
Interest (expense)	(293)	(84)	(93)
Other income, net	36	52	16

Income from continuing operations before income taxes	4,425	5,508	5,225
Income tax expense	1,672	2,085	1,956

Net income from continuing operations	2,753	3,423	3,269
Income from discontinued operations, net of tax expense of $0, $0 and $68	—	—	94
Gain on sale of discontinued operations, net of tax expense of $0, $0 and $43	—	—	442

Net income from discontinued operations	—	—	536

Net income	$2,753	$3,423	$3,805

Earnings Per Share:
Basic:
Continuing operations	$.63	$.79	$.78
Discontinued operations	—	—	.13

Total	$.63	$.79	$.91

Diluted:
Continuing operations	$.62	$.77	$.75
Discontinued operations	—	—	.12

Total	$.62	$.77	$.88

Weighted average common shares outstanding:
Basic	4,338	4,320	4,193

Diluted	4,441	4,459	4,342

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$2,753	$3,423	$3,805
Other comprehensive income (loss):
Net unrealized gain (loss) on currency forward contracts	41	(67)	13
Net unrealized (loss) on interest rate swap contracts	(31)	—	—

Total pretax net unrealized gain (loss)	10	(67)	13
Income tax expense (benefit)	4	(26)	5

Total other comprehensive income (loss), net of taxes	$6	$(41)	$8

Total comprehensive income	$2,759	$3,382	$3,813

The accompanying notes are an integral part of these Consolidated Financial Statements

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balances, December 31, 2012	$49	$11,026	$(1,081)	$(3,115)	$8	$6,887
Net income	—	—	3,805	—	—	3,805
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	8	8
Dividends paid on common stock	—	—	(2,123)	—	—	(2,123)
Increase in excess tax benefits related to stock-based compensation	—	250	—	—	—	250
Stock-based compensation expense	—	517	—	—	—	517
Stock options exercised	1	131	—	—	—	132
Purchase of treasury stock	—	—	—	(16)	—	(16)

Balances, December 31, 2013	$50	$11,924	$601	$(3,131)	$16	$9,460
Net income	—	—	3,423	—	—	3,423
Unrealized (loss) on cash flow hedges, net of tax	—	—	—	—	(41)	(41)
Increase in excess tax benefits related to stock-based compensation	—	467	—	—	—	467
Stock-based compensation expense	—	330	—	—	—	330
Stock options exercised	1	12	—	—	—	13
Purchase of treasury stock	—	—	—	(784)	—	(784)

Balances, December 31, 2014	$51	$12,733	$4,024	$(3,915)	$(25)	$12,868
Net income	—	—	2,753	—	—	2,753
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	6	6
Increase in excess tax benefits related to stock-based compensation	—	103	—	—	—	103
Stock-based compensation expense	—	262	—	—	—	262
Stock options exercised	1	16	—	—	—	17
Purchase of treasury stock	—	—	—	(206)	—	(206)

Balances, December 31, 2015	$52	$13,114	$6,777	$(4,121)	$(19)	$15,803

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$2,753	$3,423	$3,805
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Net income from discontinued operations, net of tax	—	—	(536)
Depreciation and amortization	660	143	153
Bad debt expense	53	—	—
Interest amortization of deferred financing costs	29	28	27
Stock-based compensation expense	262	330	532
Deferred income taxes, net	(1)	59	(131)
(Gain) loss on derivative contracts	3	38	(13)
Loss on fixed asset retirements	—	9	1
Working capital items:
Accounts receivable and unbilled receivables	(4,017)	(281)	(2,915)
Prepaid and other current assets	348	(144)	(197)
Accounts payable	699	(495)	176
Accrued payroll and related costs	953	(190)	1,141
Other accrued liabilities	1,094	348	(43)
Deferred revenue	191	72	(121)

Net cash flows provided by operating activities of continuing operations	3,027	3,340	1,879
Net cash flows provided by (used in) operating activities of discontinued operations	—	(87)	1,332

Net cash flows provided by operating activities	3,027	3,253	3,211

INVESTING ACTIVITIES:
Acquisition of Hudson IT	(16,987)	—	—
Recovery of (payments for) non-current deposits	31	(54)	10
Capital expenditures	(168)	(679)	(100)

Net cash flows (used in) investing activities of continuing operations	(17,124)	(733)	(90)
Net cash flows provided by investing activities of discontinued operations	—	—	1,000

Net cash flows provided by (used in) investing activities	(17,124)	(733)	910

FINANCING ACTIVITIES:
Borrowing under term loan facility	9,000	—	—
(Repayments) on term loan facility	(900)	—	—
Borrowings (repayments) on revolving credit facility, net	4,438	(12)	(2,598)
Dividends paid on common stock	—	—	(2,123)
Payment of deferred financing costs	(75)	(60)	—
Purchase of treasury stock	(206)	(784)	(16)
Proceeds from the exercise of stock options	17	13	131
Increase in excess tax benefits related to stock options / restricted shares, net	103	467	250

Net cash flows provided by (used in) financing activities of continuing operations	12,377	(376)	(4,356)
Net cash flows of financing activities of discontinued operations	—	—	—

Net cash flows provided by (used in) financing activities	12,377	(376)	(4,356)

Net change in cash and cash equivalents	(1,720)	2,144	(235)
Cash and cash equivalents, beginning of period	2,568	424	659

Cash and cash equivalents, end of period	$848	$2,568	$424

SUPPLEMENTAL DISCLOSURE:
Cash payments for interest expense	$243	$116	$65

Cash payments for income taxes	$309	$1,629	$2,275

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

Basis of Presentation

Mastech Holdings, Inc. (referred to in this report as “Mastech”, the “Company”, “us”, “our” or “we”) is a provider of information technology staffing services. Our business combines technical expertise with business process experience to deliver a broad range of services within business intelligence / data warehousing; service oriented architecture; web services; enterprise resource planning & customer resource management; and e-Business solutions segments. Headquartered in the Pittsburgh, Pennsylvania area, we have approximately 850 consultants that provide services across a broad spectrum of industry verticals on a national basis.

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

Recent Developments

On February 29, 2016, D. Kevin Horner resigned as our President and Chief Executive Officer and as a member of our Board of Directors. On March 1, 2016, our Board of Directors appointed Vivek Gupta as our President and Chief Executive Officer and as a member of our Board of Directors. On January 28, 2016, we entered into an Executive Employment Agreement with Mr. Gupta, to be effective on March 1, 2016, a description of which is contained in the Current Report on Form 8-K filed by the Company with the SEC on March 3, 2016. On March 11, 2016, Denis D. Deet ceased to be Vice President of Technology and Chief Information Officer of the Company.

On June 15, 2015, the Company completed the $17 million acquisition of Hudson Global Resources Management, Inc.’s U.S. IT staffing business (“Hudson IT”) as more fully described in Note 2 “Business Combinations” to the Consolidated Financial Statements. Hudson IT is a domestic IT staffing business with offices in Chicago, Boston, Tampa and Orlando. In support of this business combination, the Company entered into an amendment to its existing loan agreement with PNC Bank, N.A. The amended terms included the addition of a $9 million term loan and a $3 million reduction to the Company’s existing credit facility for revolver credit loans and letters of credit. Other pertinent terms and conditions are more fully described in Note 6 “Credit Facility” to the Consolidated Financial Statements.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and highly liquid debt investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value.

Accounts Receivable and Unbilled Receivables

The Company extends credit to clients based upon management’s assessment of their creditworthiness. A substantial portion of the Company’s revenue, and the resulting accounts receivable, are from Fortune 1000 companies, major systems integrators and other staffing organizations. The Company does not generally charge interest on delinquent accounts receivable.

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

The Allowance for Uncollectible Accounts was $313,000 and $260,000 at December 31, 2015 and 2014, respectively. There was $53,000 of bad debt expense charges reflected in the Consolidated Statements of Operations for the year ended December 31, 2015. There was no bad debt expense charges from continuing operations reflected in the Consolidated Statements of Operations for the two years ended December 31, 2014.

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

Depreciation and amortization expense related to fixed assets totaled $219,000, $143,000 and, $153,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Deferred Financing Costs

The Company capitalizes expenses directly related to securing its credit facilities. These deferred costs are amortized as interest expense over the term of the underlying facilities.

Goodwill and Intangible Assets

Identifiable intangible assets are recorded at fair value when acquired in a business combination. In connection with our acquisition of Hudson IT, intangible assets were recorded at their estimated fair value on June 15, 2015. Identifiable intangible assets consisted of client relationships, a covenant not-to-compete and a trade name, which are being amortized using the straight-line method over their estimated useful lives ranging from 3-years to 12-years, as more fully described in Note 2 “Business Combinations” to the Consolidated Financial Statements.

Excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired are recorded as goodwill. Goodwill is not amortized but is tested for impairment at least on an annual basis. If impairment is indicated, a write-down to fair value is recorded based on the excess of the carrying value of the asset over its fair market value.

We review goodwill assets for impairment annually as of October 1st or more frequently if events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Intangible assets are reviewed for impairment if events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from use of the assets and their eventual disposition. Measurement of any impairment loss is based on the excess carrying value of the assets over their fair market value.

In conducting our annual impairment testing, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If not, no further goodwill impairment testing is required. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, we are then required to perform a quantitative impairment test. We also may elect not to perform the qualitative assessment, and instead, proceed directly to the quantitative impairment test.

In 2015, we performed a qualitative assessment in which we considered relevant events and circumstances, including changes in customers’ demand outlooks, activities levels and margin tends general economic conditions in the U.S., and material changes in the competitive landscape of our business. Additionally, we considered the results and assumptions related to our most recent quantitative assessment conducted as of our Hudson IT acquisition date (June 15, 2015). Based on this qualitative assessment, we believe that were no indications of impairment associated with the carrying amount of goodwill.

Business Combinations

The Company accounts for acquisitions in accordance with guidance found in ASC 808, Business Combinations (“ASC805”). This guidance requires consideration given (including contingent consideration), assets acquired and liabilities assumed to be valued at their fair market values at the acquisition date. The guidance further provides that: (1) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset; (2) acquisition transaction costs will generally be expensed as incurred; (3) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will effect income tax expense.

ASC 805 requires that any excess purchase price over fair value of assets acquired (including identifiable intangibles) and liabilities assumed be recognized as goodwill. Additionally, any excess fair value of acquired net assets over acquisition consideration results in a bargain purchase gain. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and must perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have all been properly valued.

The Hudson IT financial results are included in the Company’s Consolidated Financial Statements from the date of the acquisition of June 15, 2015.

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

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. Accordingly, the Company has reported a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2015 and 2014, the Company provided $135,000 and $138,000 for uncertain tax positions, including interest and penalties, related to various state income tax matters.

During 2013, the Company’s 2011 federal tax return was audited by the Internal Revenue Service (“IRS”) resulting in no adjustments to our filed return. During 2011, the IRS completed its examination of the Company’s federal income tax returns for the years 2008 (post spin-off) and 2009. Amendments to our income tax returns as a result of such examination were immaterial. All periods remain subject to examination by various federal and state authorities, conditioned upon statutory limitations.

Segment Reporting

The Company has one reportable segment in accordance with ASC Topic 280 “Disclosures About Segments of an Enterprise and Related Information”.

Revenue Recognition

The Company recognizes revenue on time-and-material contracts as services are performed and expenses are incurred. Time-and-material contracts typically bill at an agreed upon hourly rate, plus out-of-pocket expense reimbursement. Out-of-pocket expense reimbursement amounts vary by assignment, but on average represent approximately 2% of total revenues. Revenue is earned when the Company’s consultants are working on projects. Revenue recognition is negatively impacted by holidays and consultant vacation and sick days.

In certain situations related to client direct hire assignments, where the Company’s fee is contingent upon the hired resources’ continued employment with the client, revenue recognition is deferred until such employment conditions are satisfied.

Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 1,200,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options are granted at an exercise price equal to the closing share price of the Company’s common stock at the grant date and generally vest over a four-year period.

The Company accounts for stock-based compensation expense in accordance with ASC Topic 718 “Share-based Payments” which requires us to measure all share-based payments based on their estimated fair value and recognize compensation expense over the requisite service period. The fair value of our stock options is determined at the date of grant using the Black-Scholes option pricing model.

Treasury Stock

The Company maintains a stock repurchase program which expires on December 22, 2016. Under this program, the Company may make treasury stock purchases in the open market or through privately negotiated transactions, subject to market conditions and normal trading restrictions. At December 31, 2015, the Company held 816,638 shares in its treasury at a cost of $4.1 million.

Comprehensive Income

Comprehensive income as presented in the Consolidated Statements of Comprehensive Income consists of net income and unrealized gains or losses, net of taxes, on cash flow hedging transactions related to foreign exchange derivative contracts and interest rate swap contracts.

Derivative Instruments and Hedging Activities

Foreign Currency Forward Contracts:

The Company is exposed to foreign currency risks largely as a result of its Indian-based global recruitment centers. During 2012, the Company’s expenditures in Indian rupees, in support of these operations, increased significantly. Accordingly, to mitigate and manage the risk of changes in foreign currency exchange rates, the Company entered into foreign currency forward contracts in June 2012 and continued its hedging strategy through 2015. These forward contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. The Company does not enter into derivative contracts for speculative purposes.

All derivatives are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments are recorded in other comprehensive income (loss) and are reclassified into the Consolidated Statement of Operations on the same line item and in the same period in which the underlying hedge transactions affect earnings. Changes in the fair value of these instruments deemed ineffective are recognized in the Consolidated Statement of Operations as foreign exchange gains (losses). Forward points (premiums/discounts) are excluded from the assessment of hedge effectiveness and are recognized in the Consolidated Statement of Operations as foreign exchange gains/ (losses).

Interest Rate Swap Contracts:

Concurrent with the Company’s borrowings under the $9 million term loan facility on June 15, 2015, the Company entered into an interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these contacts is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying transaction affects earnings.

With respect to derivatives designated as hedges, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking such transactions. The Company evaluates hedge effectiveness at the time a contract is entered into and on an ongoing basis. If a contract is deemed ineffective, the change in the fair value of the derivative is recorded in the Consolidated Statement of Operations.

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

Discontinued Operations

In August 2013, the Company sold its healthcare staffing business to Accountable Healthcare Staffing, Inc. The healthcare staffing segment meets the criteria for being reported as a discontinued operation. Accordingly, the Consolidated Statements of Operations and Cash Flow for all periods presented have been recast to reflect the healthcare staffing business as discontinued operations.

Recently Issued Accounting Standards

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

In June 2014, the FASB issued Update 2014-12, “Compensation—Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. Generally, share-based payment awards require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. Also, an award with a performance target generally requires an employee to render service until the performance target is achieved. In some cases, however, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. That is, the employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. This Update is intended to resolve the diverse accounting treatment of those awards in practice.

The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company plans to adopt this ASU in the first quarter of 2016, but it does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The presentation and subsequent cost associated with lines of credit, may be presented as an asset and amortized ratably over the term of the line of credit agreement, regardless of whether there are any borrowings on the agreement. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company is evaluating the method of adoption and the impact of adoption of this ASU, but it does not expect the adoption of this ASU to have a material impact on its consolidated financial statements which it plans to adopt in the first quarter of 2016.

In September 2015, the FASB issued Update 2015-16 “Business Combinations—Simplifying the Accounting for Measurement-Period Adjustments”. The amendments in this Update apply to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The main provisions of this Update require that an acquirer: 1) recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined; 2) record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date; and 3) present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company elected to adopt this new guidance in 2015.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Stakeholders informed the FASB that the requirement results in little or no benefit to users of financial statements because the classification does not generally align with the time period in which the recognized deferred tax amounts are expected to be recovered or settled. In addition, there are costs incurred by an entity to separate deferred income tax liabilities and assets into a current and noncurrent amount. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). IAS 1, Presentation of Financial Statements, requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position.

The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. Accordingly, we plan to adopt this ASU on January 1, 2017.

A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, management has not yet determined the effect, if any, that the implementation of such proposed standards would have on the Company’s consolidated financial statements.

2.	Business Combinations

On June 15, 2015, the Company completed the cash acquisition of Hudson IT. The acquisition supports Mastech’s growth strategy as a premier provider of IT staffing services by expanding its existing client base, increasing its domestic recruitment capabilities and strengthening its management talent. The acquisition was structured as an asset purchase and was accounted for using the acquisition method of accounting. The acquisition method of accounting requires that the assets acquired and liabilities assumed be measured at their fair values as of the closing date.

The financial terms of the acquisition included a $16,987,000 cash purchase price and the assumption of $13,000 of net current liabilities, with the seller retaining essentially all working capital.

The cash purchase price at closing was paid with funds obtained from the following sources:

(in thousands)	Amounts
Cash balances on hand	$2,000
Term loan facility	9,000
Revolving line of credit	5,987

Cash paid at Closing	$16,987

The allocation of purchase price was based on estimates of the fair value of assets acquired and liabilities assumed as of June 15, 2015, as set forth below. The excess purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce. All goodwill is expected to be deductible for tax purposes. The valuation of net assets acquired is as follows:

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

The Company incurred $624,000 of direct transaction costs related to the acquisition in 2015. These costs are included in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Included in the Consolidated Statement of Operations for the twelve month period ended December 31, 2015 are revenues of $15.9 million and net income of approximately $0.8 million applicable to the Hudson IT operations from our June 15, 2015 acquisition date through December 31, 2015.

The following reflects the Company’s unaudited pro forma results had the results of Hudson IT been included for all periods presented:

	Years Ended December 31,
	2015	2014	2013
	(Amounts in Thousands)
Revenue	$137,199	$149,709	$148,489
Net income	$3,009	$5,132	$5,269
Earnings per share—diluted	$.68	$1.15	$1.21

The information above does not reflect all of the operating efficiencies or inefficiencies that may result from the Hudson IT acquisition. Therefore, the unaudited pro forma information above is not necessarily indicative of results that would have been achieved had the business been combined during all periods presented or the results that the Company will experience going forward.

3.	Goodwill and Other Intangible Assets, net

Goodwill related to our June 15, 2015 acquisition of Hudson IT totaled $8.4 million.

A reconciliation of the beginning and ending amounts of goodwill for the three years ended December 31, 2015 is as follows:

	Years Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Goodwill, beginning balance	$—	$—	$405
Addition in current period	8,427	—	—
Reduction in current period	—	—	(405)

Goodwill, ending balance	$8,427	$—	$—

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of December 31, 2015:

	As of December 31, 2015
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
Client relationships	12	$7,999	$361	$7,638
Covenant-not-to-compete	5	319	35	284
Trade name	3	249	45	204

Total Intangible Assets		$8,567	$441	$8,126

Amortization expense for the twelve month period ended December 31, 2015 was $441,000 and is included in selling, general and administrative expenses in the Consolidated Statement of Operations. There was no amortization expense for acquired intangible assets for the two year period ended December 31, 2014.

The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2016 through 2020 is as follows:

	Years Ended December 31,
	2016	2017	2018	2019	2020
	(Amounts in thousands)
Amortization expense	$813	$813	$769	$731	$696

4.	Discontinued Operations

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

The statement of operations of discontinued operations was as follows for the three years ended December 31, 2015 (in thousands):

	Years Ended December 31,
	2015	2014	2013*
Revenues	$—	$—	$7,058
Costs of revenues	—	—	5,856

Gross profit	—	—	1,202
Selling, general and administrative expenses	—	—	1,040

Income before income taxes	—	—	162
Income tax expense	—	—	68

Net income	$—	$—	$94

*	Results through the sale transaction date (August 12, 2013).

The gain on the August 2013 sale of the healthcare business was as follows (in thousands):

Year Ended December 31, 2013
Pretax gain on sale transaction	$485
Income tax expense	43

Net gain after income taxes	$442

Income tax expense in 2013 on the sale transaction included the utilization of $147,000 of tax benefits (capital loss carry-forwards) which were previously deemed non-realizable by the Company.

The statements of cash flows of discontinued operations were as follows for the three-years ended December 31, 2015 (in thousands):

	Years Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income from discontinued operations	$—	$—	$536
Adjustments to reconcile net income to net cash provided by (used in) operating activities of discontinued operations:
Depreciation and amortization	—	—	16
Bad debt (credit) expense	—	—	(25)
Stock-based compensation expense	—	—	(15)
Deferred income taxes, net	—	24	(16)
(Gain) on sale of discontinued operations, net of tax	—	—	(442)
Working capital items:
Accounts receivable and unbilled receivables	—	66	1,720
Prepaid and other current assets	—	—	144
Accounts payable	—	(17)	(134)
Accrued payroll and related costs	—	—	(363)
Other accrued liabilities	—	(160)	(84)
Deferred revenue	—	—	(5)

Total cash provided by (used in) operating activities of discontinued operations	—	(87)	1,332
INVESTING ACTIVITIES:
Recovery of (Increase in) non-current deposits	—	—	(6)
Capital expenditures	—	—	(3)
Proceeds from sale of discontinued operations	—	—	1,009

Total cash provided by investing activities of discontinued operations	—	—	1,000
FINANCING ACTIVITIES:
None	—	—	—

Total cash flow provided by (used in) discontinued operations	$—	$(87)	$2,332

5.	Cash and Cash Equivalents

The Company had cash and cash equivalents consisting of cash balances on hand and money market funds that totaled $0.8 million at December 31, 2015 and $2.6 million at December 31, 2014. There were no restrictions on the Company’s cash balances during the periods presented.

6.	Credit Facility

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

The Company has pledged substantially all of its assets in support of the credit facility. The loan agreement contains standard financial covenants, including but not limited to, covenants related to the Company’s leverage ratio and fixed charge ratio (as defined under the loan agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of December 31, 2015, the Company was in compliance with all provisions under the facility.

In connection with securing the Amendment, the Company paid a commitment fee and incurred transaction costs totaling $75,000, which are being amortized as interest expense over the lives of the facilities.

As of December 31, 2015, the Company’s outstanding borrowings under the credit facility for revolving credit loans totaled $4.4 million and unused borrowing capacity available was $11 million. The Company’s outstanding borrowings under the term loan were $8.1 million at December 31, 2015. The Company believes the eligible borrowing base on the revolving credit facility will not fall below current outstanding borrowings for a period of time exceeding one year and has classified the $4.4 million outstanding debt balance at December 31, 2015 as long-term.

As of December 31, 2015, the annual aggregate maturities of our outstanding debt during each of the next five years are as follows:

Total Amount
(Amounts in thousands)
2016	$1,800
2017	1,800
2018	6,238
2019	1,800
2020	900

Total	$12,538

7.	Commitments and Contingencies

Lease Commitments

The Company rents certain office facilities and equipment under noncancelable operating leases, which provide for the following future minimum rental payments as of December 31, 2015:

Total Amount
(Amounts in thousands)
2016	$894
2017	803
2018	835
2019	848
2020	502
Thereafter	187

Total	$4,069

Rental expense for the years ended December 31, 2015, 2014 and 2013, totaled $1.0 million, $596,000 and $577,000, respectively. The increase in rent expense in 2015 from prior years was largely due to the Hudson IT acquisition and our move to a larger facility in New Delhi, India.

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

8.	Employee Benefit Plan

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S.-based salaried employees. Concurrent with the acquisition of Hudson IT, the Company expanded employee eligibility under the Retirement Plan to include all U.S. based W-2 hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. For Hudson IT employees enrolled in the Hudson Employee Retirement Savings Plan at the acquisition date, the Company provides a matching contribution of 50% of the first 6% of the participant’s contributed pay, subject to vesting based on their combined tenure with Hudson and Mastech. For all other employees, the Company did not provide for any matching contributions for the three years ended December 31, 2015. Mastech’s total contributions to the Retirement Plan related to the Hudson IT employees totaled $48,000 for the year ended December 31, 2015.

9.	Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 1,200,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. As of December 31, 2015, the Company had 720,000 outstanding and/or exercised stock options, 207,000 outstanding and/or vested performance shares and 113,000 outstanding and/or released restricted stock units that were issued under the Plan. Thus, as of December 31, 2015, the Company has 160,000 shares available for future grants under the Plan.

The Plan is administered by the Compensation Committee of the Board of Directors. All grants awarded under the Plan are recommended by the Committee to the Board of Directors for approval. The exercise price of stock options is set on the grant date and is not to be less than the fair market value per share of our closing stock price on that date. Grants of stock options and restricted stock awards generally vest over a four-year period and options expire after ten years from the grant date. Performance shares vest upon the achievement of the performance criteria and approval by the Compensation Committee of the Board of Directors.

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

Following is a summary of Mastech stock option activity for the three years ended December 31, 2015:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	331,000	$2.79

Granted	—	$—
Exercised	(64,000)	$2.05
Cancelled / forfeited	(2,000)	$2.08

Outstanding at December 31, 2013	265,000	$1.01	*
Granted	—	$—
Exercised	(10,000)	$1.43	*
Cancelled / forfeited	—	$—

Outstanding at December 31, 2014	255,000	$1.00	*
Granted	—	$—
Exercised	(19,000)	$0.81	*
Cancelled / forfeited	—	$—

Outstanding at December 31, 2015	236,000	$1.01	*

*	Reflects equitable adjustments to the exercise price as referenced above.

As of December 31, 2015, the Company’s outstanding “in the money” stock options using the year-end share price of $7.31 had an aggregate intrinsic value of $1.5 million. As of December 31, 2015, the intrinsic value of vested and expected to vest stock options totaled $1.5 million. The total intrinsic value of options exercised during 2015, 2014 and 2013 totaled $183,000, $131,000 and $754,000, respectively. The measurement date fair value of stock options vested during 2015, 2014 and 2013 totaled $69,000, $69,000 and $112,000, respectively.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of December 31, 2015:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $2.00	213,000	5.8	$.81
$2.01 to $4.00	17,000	4.0	$2.36
$4.01 to $6.00	6,000	1.7	$4.63

	236,000	5.6	$1.01

Range of Exercise Prices:	Options Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $2.00	213,000	5.8	$.81
$2.01 to $4.00	17,000	4.0	$2.36
$4.01 to $6.00	6,000	1.7	$4.63

	236,000	5.6	$1.01

No stock options were issued during the three years ended December 31, 2015.

Following is a summary of Mastech’s restricted stock activity for the three years ended December 31, 2015:

	Years Ended December 31,
	2015	2014	2013
Beginning outstanding balance	72,741	39,863	9,375
Awarded	18,000	45,000	31,250
Awarded as equitable adjustments	—	—	3,544
Released	(23,371)	(12,122)	(4,306)
Forfeited	—	—	—

Ending outstanding balance	67,370	72,741	39,863

The average grant date fair value of restricted stock awarded in 2015 was $9.35. The aggregate intrinsic value of restricted stock units outstanding at December 31, 2015 was $492,000. The total intrinsic value of restricted shares released during 2015 totaled $194,000.

Following is a summary of Mastech performance share activity for the three years ended December 31, 2015:

	Years Ended December 31,
	2015	2014	2013
Beginning outstanding balance	103,273	206,554	131,250
Awarded	—	—	68,750
Awarded as equitable adjustments	—	—	49,616
Vested	(26,854)	(103,281)	—
Forfeited	—	—	(43,062)

Ending outstanding balance	76,419	103,273	206,554

The total intrinsic value of performance shares vested during 2015 totaled $262,000. The aggregate intrinsic value of performance shares outstanding at December 31, 2015 was $559,000, based on our December 31, 2015 closing share price of $7.31. However, management believes that the performance objective required for vesting will not be achieved and these outstanding performance shares will likely expire unvested on June 30, 2016.

Stock-based compensation expense of $262,000, $330,000, and $532,000 was recognized in the Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013, respectively. The Company has recognized related tax benefits associated with its share-based compensation arrangements for the years ended December 31, 2015, 2014, and 2013 of $99,000, $125,000 and $193,000, respectively. As of December 31, 2015, the total remaining unrecognized compensation expense related to non-vested stock options totaled $0; the total remaining unrecognized compensation expense related to restricted stock units amounted to $668,000, which will be amortized over the weighted-average remaining requisite service period of 2.5 years; and the total remaining unrecognized compensation expense related to performance shares amounted to $0, as management believes the performance objective required for vesting will not be achieved prior to their June 30, 2016 expiration date.

10.	Income Taxes

The components of income before income taxes from continuing operations, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Income before income taxes:
Domestic	$4,425	$5,508	$5,225
Foreign	—	—	—

Income before income taxes	$4,425	$5,508	$5,225

While all of the Company’s revenues and income is generated within the United States, the Company does have a foreign subsidiary in India which provides recruitment services to its U.S. operations. Accordingly, the Company allocates a portion of its income to this subsidiary based on a “transfer pricing” model. No provision for U.S. income taxes has been made for the undistributed earnings of its Indian subsidiary as of December 31, 2015, as those earnings are expected to be permanently reinvested outside the U.S. If these foreign earnings were to be repatriated in the future, the U.S. tax liability may be reduced by any foreign income taxes previously paid on such earnings, which would make this U.S. tax liability immaterial. The determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The provision for income taxes from continuing operations, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Current provision:
Federal	$1,518	$1,835	$1,915
State	143	191	172

Total current provision	1,661	2,026	2,087

Deferred provision (benefit):
Federal	10	51	(115)
State	1	8	(16)

Total deferred provision (benefit)	11	59	(131)

Total provision for income taxes	$1,672	$2,085	$1,956

The reconciliation of income taxes from continuing operations computed using our statutory U.S. income tax rate and the provision for income taxes for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Years Ended December 31,
(Amounts in thousands)	2015		2014		2013
Income taxes computed at the federal statutory rate	$1,505	34.0%	$1,873	34.0%	$1,777	34.0%
State income taxes, net of federal tax benefit	144	3.3	199	3.6	156	3.0
Other	23	0.5	13	0.3	23	0.4

	$1,672	37.8%	$2,085	37.9%	$1,956	37.4%

The components of the deferred tax assets and liabilities were as follows:

	At December 31,
	2015	2014
	(Amounts in thousands)
Deferred tax assets:
Allowance for doubtful accounts and employee advances	$121	$102
Accrued vacation, bonuses and severance	289	228
Stock-based compensation expense	150	191

Total deferred tax assets	560	521

Deferred tax liabilities:
Prepaid expenses	193	210
Depreciation, intangibles and other	58	3

Total deferred tax liabilities	251	213

Net deferred tax asset	309	308
Less: current deferred tax asset	217	120

Total long-term deferred tax asset	$92	$188

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, for the three years ended December 31, 2015 is as follows:

	Years Ended December 31,
(Amounts in thousands)	2015	2014	2013
Unrecognized tax benefits, beginning balance	$138	$111	$78
Additions related to current period	35	40	33
Additions related to prior periods	—	—	—
Reductions related to prior periods	(38)	(13)	—

Unrecognized tax benefits, ending balance	$135	$138	$111

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2015, 2014 and 2013, the Company had $16,000, $16,000 and $15,000, respectively, accrued for interest and penalties.

11.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

Concurrent with the Company’s June 15, 2015 borrowings under the $9 million term loan facility, the Company entered into a five-year interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. Under the swap contracts, the Company pays interest at a fixed rate of 1.515% and receives interest at a variable rate equal to the daily U.S. LIBOR rate on a notional amount of $5,000,000. Both the debt and the swap contracts mature in 60-monthly installments commencing on July 1, 2015. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of interest rate swap contracts deemed ineffective are recognized in the Consolidated Statement of Operations as interest expense. The fair value of the interest rate swap contracts at December 31, 2015 was a liability of $31,000 and is reflected in the Consolidated Balance Sheet as other current liabilities.

Foreign Currency Risk Management

In 2012 through 2015, the Company entered into foreign currency forward contracts (“derivative contracts”) to mitigate and manage the risk of changes in foreign exchange rates related to highly probable expenditures in support of its Indian-based global recruitment operations. These forward contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. In December 2015, the decision was made not to hedge the Indian rupee in 2016 given that the likelihood of an expanding interest rate environment in the U.S. should mitigate any appreciation in the Indian rupee relative to the U.S. dollar. Thus, at December 31, 2015 there were no outstanding currency hedge positions.

All derivatives are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments are recorded in other comprehensive income and are reclassified into the Consolidated Statement of Operations on the same line item and in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of foreign currency contracts deemed ineffective are recognized in the Consolidated Statement of Operations as foreign exchange gains (losses). Hedge effectiveness is assessed based on changes in the fair value of the forward contracts related to the difference between the spot price and the forward price. Forward points (premiums/discounts) on the foreign currency forward contracts are excluded from the assessment of hedge effectiveness and are recognized in the Consolidated Statement of Operations as foreign exchange gains/(losses).

The following table presents information related to foreign currency forward contracts and interest rate swap contracts held by the Company:

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2015 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income	Location of Gain / (Loss) reclassified in Income on Derivatives	Amount of Gain / (Loss) recognized in Income on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
Currency
Forward
Contracts	$41	SG&A Expense	$(77)	Other Income/ (Expense)	$68
Interest-Rate
Swap
Contracts	$(31)	Interest Expense	$(35)	Interest Expense	$—

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2014 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income	Location of Gain / (Loss) reclassified in Income on Derivatives	Amount of Gain / (Loss) recognized in Income on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
Currency
Forward
Contracts	$(67)	SG&A Expense	$51	Other Income/ (Expense)	$77

Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets (in thousands):

	December 31, 2015		December 31, 2014
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Currency Forward Contracts	None	$0	Other Current Liabilities	$38
Interest-Rate Swap Contracts	Other Current Liabilities	$31	None	$0

The estimated amount of pretax (losses) as of December 31, 2015 that is expected to be reclassified from other comprehensive income (loss) into earnings, within the next 12 months is approximately ($0.1 million).

12.	Shareholders’ Equity

On October 22, 2014, the Company’s Board of Directors approved the extension of the Company’s existing Share Repurchase Program for an additional two-year period, through December 22, 2016. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws. During 2015, 2014 and 2013, the Company purchased 12,654, 32,149 and 2,743 shares respectively, under the Share Repurchase Program. These share repurchases were completed at an average share price, inclusive of transaction cost, of $9.49, $11.75 and $5.59 per share for 2015, 2014 and 2013, respectively. As of December 31, 2015, there were approximately 472,238 shares available for purchase under the Share Repurchase Program. Additionally in 2015, the Company purchased an additional 8,921 shares at an average price of $9.62 to satisfy employee tax obligations related to the vesting of performance and restricted shares, in accordance with the Plan provisions. In 2014, the Company purchased an additional 29,182 shares at an average share price of $13.63 to satisfy these employee tax obligations.

13.	Revenue Concentration

The Company did not have any client that exceeded 10% of total revenues in 2015. In 2014 and 2013, Accenture was the Company’s only client that exceeded 10% of total revenues, generating 11.7% and 11.4% of total revenues, respectively. Additionally, Accenture accounted for 13.4% of the Company’s accounts receivable balance at December 31, 2014.

The Company’s top ten clients represented approximately 51%, 59% and 57% of total revenues in 2015, 2014 and 2013, respectively.

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

For the year’s ended 2015, 2014 and 2013, there were no anti-dilutive stock options excluded from the computation of diluted earnings per share.

The following table sets forth the denominators of the basic and diluted EPS computations. All shares outstanding for the period shown below have been adjusted to reflect the November 2013 five-for-four stock split:

	Years Ended December 31,
(Amounts in thousands):	2015	2014	2013
Weighted-average shares outstanding:
Basic	4,338	4,320	4,193
Stock options and restricted share units	103	139	149

Diluted	4,441	4,459	4,342

The following table sets forth the computation of basic EPS utilizing net income from continuing operations and the Company’s weighted-average common stock outstanding:

	Years Ended December 31,
(Amounts in thousands, except per share data):	2015	2014	2013
Net income	$2,753	$3,423	$3,269
Basic weighted-average shares outstanding	4,338	4,320	4,193

Basic EPS	$.63	$.79	$.78

The following table sets forth the computation of diluted EPS utilizing net income from continuing operations and the Company’s weighted-average common stock outstanding plus the weighted-average of stock options, restricted shares and performance shares:

	Years Ended December 31,
(Amounts in thousands, except per share data):	2015	2014	2013
Net income	$2,753	$3,423	$3,269
Diluted weighted-average shares outstanding	4,441	4,459	4,342

Diluted EPS	$.62	$.77	$.75

15.	Fair Value Measurements

The Company has adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), related to certain financial and nonfinancial assets and liabilities. ASC 820 establishes the authoritative definition of fair value; sets out a framework for measuring fair value; and expands the required disclosures about fair value measurements. The valuation techniques required by ASC 820 are based on observable and unobservable inputs using the following three-tier hierarchy:

•	Level 1 – Inputs are observable quoted prices (unadjusted) in active markets for identical assets and liabilities.

•	Level 2 – Inputs are observable, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are directly or indirectly observable in the marketplace.

•	Level 3 – Inputs are unobservable that are supported by little or no market activity.

The following table summarizes the basis used to measure financial assets and (liabilities) at fair value on a recurring basis:

	Fair Value as of December 31, 2015
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$0	$(31)	$0	$(31)

	Fair Value as of December 31, 2014
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Currency Forward Contracts	$0	$(38)	$0	$(38)

16.	Quarterly Financial Information (Amounts in thousands, except per share data):

	Revenues	Gross Profit	Net Income	Earnings Per Share
Year Ended December 31, 2015				Basic	Diluted
First quarter	$27,060	$4,687	$195	$.05	$.04
Second quarter	29,305	5,515	382	.09	.09
Third quarter	34,565	6,879	887	.20	.20
Fourth quarter	32,540	6,718	1,289	.30	.29

Annual	$123,470	$23,799	$2,753	$.63	$.62

	Revenues	Gross Profit	Net Income	Earnings Per Share
Year Ended December 31, 2014				Basic	Diluted
First quarter	$28,684	$5,225	$869	$.20	$.20
Second quarter	27,656	5,106	893	.21	.20
Third quarter	28,634	5,227	879	.20	.20
Fourth quarter	28,549	5,228	782	.18	.18

Annual	$113,523	$20,786	$3,423	$.79	$.77

17.	Severance Charges

The Company incurred severance costs of $305,000, $0 and $0 in 2015, 2014 and 2013, respectively. Severance costs during 2015 related to a change in executive sales leadership.

18.	Subsequent Events

On February 29, 2016, D. Kevin Horner resigned as our President and Chief Executive Officer and as a member of our Board of Directors. On March 1, 2016, our Board of Directors appointed Vivek Gupta as our President and Chief Executive Officer and as a member of our Board of Directors. On January 28, 2016, we entered into an Executive Employment Agreement with Mr. Gupta, to be effective on March 1, 2016, a description of which is contained in the Current Report on Form 8-K filed by the Company with the SEC on March 3, 2016. On March 11, 2016, Denis D. Deet ceased to be Vice President of Technology and Chief Information Officer of the Company.

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

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, management has concluded and hereby reports that the Company’s internal control over financial reporting was effective as of December 31, 2015.

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

Information required by this Item, not set forth below, is incorporated herein by reference from the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for May 18, 2016, which will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2015 (the “Proxy Statement”) under the headings “Proposal No. 1 – Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Committees and Meetings”.

We have adopted a code of ethics applicable to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer, titled Code of Conduct Policy. The Code of Conduct Policy is posted on the Company’s website, www.mastech.com (under the “Corporate Governance” caption of the Investor Relations page). The Company intends to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its code of ethics by posting such information on the Company’s website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement under the headings “Compensation Discussion And Analysis”, “Summary Compensation Table”, “Grants Of Plan-Based Awards”, “Outstanding Equity Awards At Fiscal Year-End”, “Potential Payments Upon Termination Or Change In Control”, “Option Exercises And Stock Vested” and “Director Compensation”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is hereby incorporated by reference to the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference to the Proxy Statement under the headings “Board Committees and Meetings” and “Policies and Procedures for Approving Related Person Transactions”. During 2015, we had no related party transactions.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the Proxy Statement under the heading “Independent Registered Public Accountants”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The following Consolidated Financial Statements of the registrant and its subsidiaries are included on pages 34 to 59 and the report of Independent Registered Public Accounting Firm is included on page 33 in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets – December 31, 2015 and 2014.

Consolidated Statements of Operations – Years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Comprehensive Income – Years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Cash Flows – Years ended December 31, 2015, 2014 and 2013.

Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedules

The following Consolidated Financial Statement schedules shown below should be read in conjunction with the Consolidated Financial Statements on pages 34 to 59 in this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or notes thereto.

The following items appear immediately on the following page:

Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013.

3.	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

MASTECH HOLDINGS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(Amounts in thousands)

	Balance at beginning of period	Charged to expense (credited)	Recoveries/ (Write-offs)	Balance at end of period
Allowance for Doubtful Accounts:
Year ended December 31, 2015	$260	$53	$—	$313
Year ended December 31, 2014	358	—	(98)	260
Year ended December 31, 2013	438	(25)	(55)	358

Exhibit	Index Description Exhibit

2.1	Asset Purchase Agreement, dated as of May 8, 2015, by and among Hudson Global, Inc., Hudson Global Resources Management, Inc. and Mastech, Inc. incorporated by reference from Mastech Holdings, Inc.’s Current Report on Form 8-K dated May 11, 2015.

3.1	Articles of Incorporation of the Company are incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, File No. 001-34099, filed on July 23, 2008.

3.2	Amended and Restated Bylaws of the Company are incorporated by reference to Exhibit 3.1. to Mastech’s Form 8-K, File No. 001-34099, filed on October 1, 2008.

10.1†	Mastech Holdings, Inc. Stock Incentive Plan (as amended and restated) is incorporated by reference to Exhibit 10.1 to Mastech’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 20, 2015 and herein incorporated by reference.

10.2	First Amendment to Second Amended and Restated Loan Agreement, dated June 15, 2015, by and among Mastech Holdings, Inc., Mastech, Inc., Mastech Alliance, Inc., Mastech Trademark Systems, Inc., Mastech Resourcing, Inc. and PNC Bank, National Association incorporated by reference from Mastech Holdings, Inc.’s Current Report on Form 8-K dated June 17, 2015.

10.10	Second Amended and Restated Stock Pledge Agreement, dated June 15, 2015, made by Mastech Holdings, Inc. in favor of PNC Bank, National Association incorporated by reference from Mastech Holdings, Inc.’s Current Report on Form 8-K dated June 17, 2015.

10.3†	Executive Employment Agreement by and among Mastech, Inc., Mastech Holdings, Inc., and John J. Cronin, Jr., as amended and restated on March 20, 2014 filed as Exhibit 10.3 to Mastech’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 21, 2014 and herein incorporated by reference.

10.5	Lease Agreement, dated April 2, 2014, between PIBP 210 LLP and Mastech Holdings, Inc. is incorporated by reference to Exhibit 10.1 to Mastech’s Form 8-K, filed on April 7, 2014.

10.6†	Executive Employment Agreement by and among Mastech, Inc., Mastech Holdings, Inc., and D. Kevin Horner, as amended and restated on March 20, 2014 filed as Exhibit 10.6 to Mastech’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 21, 2014 and herein incorporated by reference.

10.7	Asset Purchase Agreement, dated July 26, 2013, by and among Curastat Inc., Mastech Healthcare, Inc., Mastech Holdings, Inc., and Accountable Healthcare Staffing, Inc. filed as Exhibit 10.7 to Mastech’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 21, 2014 and herein incorporated by reference.

10.8†	Executive Employment Agreement by and between Mastech, Inc. and Denis Deet, dated August 20, 2014, filed as Exhibit 10.8 to Mastech’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 20, 2015 and herein incorporated by reference.

10.9†	Executive Employment Agreement by and among Mastech, Inc., Mastech Holdings, Inc. and Vivek Gupta, dated January 28, 2016, filed as Exhibit 10.2 to Mastech’s Form 8-K filed on March 3, 2016 and herein incorporated by reference.

21.1	List of Subsidiaries is filed herewith.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm is filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

Exhibit	Index Description Exhibit

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer is furnished herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer is furnished herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Designates the Registrant’s management contracts or compensation plans or arrangements for its executive officers.
*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of March, 2016.

MASTECH HOLDINGS, INC.

/s/ VIVEK GUPTA
Vivek Gupta President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on this 25th day of March, 2016.

/s/ VIVEK GUPTA
Vivek Gupta President, Chief Executive Officer and Director (Principal Executive Officer)

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