Form 10-Q
period 2016-03-31
Mastech Holdings, Inc.
filed 2016-05-11
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 29, 2016 was 4,352,505.

MASTECH HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues	$31,714	$27,060
Cost of revenues	25,601	22,373

Gross profit	6,113	4,687
Selling, general and administrative expenses	5,978	4,359

Income from operations	135	328
Interest income (expense), net	(116)	(12)
Other income (expense), net	(2)	(5)

Income before income taxes	17	311
Income tax expense	6	116

Net income	$11	$195

Earnings per share:
Basic	$.00	$.05

Diluted	$.00	$.04

Weighted average common shares outstanding:
Basic	4,353	4,328

Diluted	4,450	4,441

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$11	$195
Other comprehensive income (loss):
Net unrealized gain on currency forward contracts	—	29
Net unrealized (loss) on interest-rate swap contracts	(30)	—

Total pretax net unrealized gain (loss)	(30)	29
Income tax expense (benefit)	(12)	11

Total other comprehensive income (loss), net of taxes	$(18)	$18

Total comprehensive income (loss)	$(7)	$213

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$830	$848
Accounts receivable, net of allowance for uncollectible accounts of $313 in 2016 and 2015	17,785	16,394
Unbilled receivables	3,075	2,796
Prepaid and other current assets	737	587
Deferred income taxes	466	217

Total current assets	22,893	20,842
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,152	1,142
Enterprise software	645	645
Leasehold improvements	332	342

	2,129	2,129
Less – accumulated depreciation and amortization	(1,525)	(1,473)

Net equipment, enterprise software, and leasehold improvements	604	656
Deferred income taxes	118	92
Deferred financing costs, net	87	97
Non-current deposits	237	237
Goodwill	8,427	8,427
Intangible assets, net	7,923	8,126

Total assets	$40,289	$38,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,800	$1,800
Accounts payable	2,373	2,213
Accrued payroll and related costs	5,282	5,965
Accrued income taxes	339	1,014
Other accrued liabilities	714	603
Deferred revenue	277	341

Total current liabilities	10,785	11,936

Long-term liabilities:
Long-term debt, less current portion	13,593	10,738

Total liabilities	24,378	22,674
Commitments and contingent liabilities (Note 4)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 125,000,000 shares authorized and 5,169,143 shares issued as of March 31, 2016 and as of December 31, 2015	52	52
Additional paid-in-capital	13,229	13,114
Retained earnings	6,788	6,777
Accumulated other comprehensive loss	(37)	(19)
Treasury stock, at cost; 816,638 shares as of March 31, 2016 and December 31, 2015	(4,121)	(4,121)

Total shareholders’ equity	15,911	15,803

Total liabilities and shareholders’ equity	$40,289	$38,477

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$11	$195
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	255	55
Interest amortization of deferred financing costs	10	5
Stock-based compensation expense	115	95
Deferred income taxes, net	(275)	(79)
Loss on derivative contract	—	7
Working capital items:
Accounts receivable and unbilled receivables	(1,670)	(122)
Prepaid and other current assets	(138)	(34)
Accounts payable	160	404
Accrued payroll and related costs	(683)	(68)
Other accrued liabilities	(594)	2
Deferred revenue	(64)	(88)

Net cash flows provided by (used in) operating activities	(2,873)	372

INVESTING ACTIVITIES:
Refund of non-current deposits	—	32
Capital expenditures	—	(57)

Net cash flows (used in) investing activities	—	(25)

FINANCING ACTIVITIES:
Borrowings on revolving credit facility, (net)	3,305	—
(Repayments) on term loan facility	(450)	—
Purchase of treasury stock	—	(201)
Proceeds from the exercise of stock options	—	16
Increase in excess tax benefits related to stock options/restricted shares, net	—	123

Net cash flows provided by (used in) financing activities	2,855	(62)

Net change in cash and cash equivalents	(18)	285
Cash and cash equivalents, beginning of period	848	2,568

Cash and cash equivalents, end of period	$830	$2,853

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

(Unaudited)

1.	Description of Business and Basis of Presentation:

References in this Quarterly Report on Form 10-Q to “we”, “our”, “Mastech” or “the Company” refer collectively to Mastech Holdings, Inc. and its wholly-owned operating subsidiaries, which are included in these Condensed Consolidated Financial Statements (the “Financial Statements”).

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

Accounting Principles

The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the SEC on March 25, 2016. Additionally, our operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016 or for any other period.

Principles of Consolidation

The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the three months ended March 31, 2016.

Segment Reporting

The Company has one reportable segment in accordance with ASC Topic 280 “Disclosures About Segments of an Enterprise and Related Information”.

2.	Business Combinations

On June 15, 2015, the Company completed the cash acquisition of Hudson Global Resources Management, Inc.’s U.S. IT staffing business (“Hudson IT”). The acquisition supports Mastech’s growth strategy as a premier provider of IT staffing services by expanding its existing client base, increasing its domestic recruitment capabilities and strengthening its management talent. The acquisition was structured as an asset purchase and was accounted for using the acquisition method of accounting. The acquisition method of accounting requires that the assets acquired and liabilities assumed be measured at their fair values as of the closing date.

The financial terms of the acquisition included a $16,987,000 purchase price and the assumption of $13,000 net current liabilities), with the seller retaining essentially all working capital.

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

The Company incurred $50,000 of direct transaction costs related to the acquisition for the three months ended March 31, 2015. These costs are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statement of Operations.

Included in the Condensed Consolidated Statement of Operations for the three month period ended March 31, 2016 are revenues of $6.7 million and net income of approximately $0.3 million applicable to the Hudson IT operations.

The following reflects the Company’s unaudited pro forma results had the results of Hudson IT been included for all periods presented:

	Three Months Ended March 31,
	2016	2015
	(Amounts in thousands)
Revenue	$31,714	$34,563
Net income	$11	$325
Earnings per share - diluted	$0.00	$0.07

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

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Intangible assets were comprised of the following as of March 31, 2016:

	As of March 31, 2016
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
Client relationships	12	$7,999	$527	$7,472
Covenant-not-to-compete	5	319	51	268
Trade name	3	249	66	183

Total Intangible Assets		$8,567	$644	$7,923

Amortization expense for the three month period ended March 31, 2016 was $203,000 and is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. There was no amortization expense for acquired intangible assets for the three month period ended March 31, 2015.

The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2016 through 2020 is as follows:

	Years Ended December 31,
	2016	2017	2018	2019	2020
	(Amounts in thousands)
Amortization expense	$813	$813	$769	$731	$696

4.	Commitments and Contingencies

Lease Commitments

The Company rents certain office space and equipment under non-cancelable leases which provide for future minimum rental payments. Total lease commitments have not materially changed from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S. based salaried employees. Concurrent with the acquisition of Hudson IT, the Company expanded employee eligibility under the Retirement Plan to include all U.S. based W-2 hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. For Hudson IT employees enrolled in the Hudson Employee Retirement Savings Plan under the Code at the acquisition date, the Company provides a matching contribution of 50% of the first 6% of the participant’s contributed pay, subject to vesting based on the combined tenure with Hudson and Mastech. For all other employees, the Company did not provide for any matching contributions for the three months ended March 31, 2016 and March 31, 2015. Mastech’s total contributions to the Retirement Plan for the three months ended March 31, 2016 related to the Hudson IT employees totaled approximately $27,000. No Mastech contributions to the retirement plan were made for the three months ended March 31, 2015 as the Hudson IT acquisition occurred on June 15, 2015.

6.	Stock-Based Compensation

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 1,200,000 shares of the Company’s Common Stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three months ended March 31, 2016, the Company granted stock options to purchase 250,000 shares of Common Stock, contingent upon shareholder approval to increase the number of shares of Common Stock of the Company that may be issued pursuant to the Plan by 200,000 shares, to a total of 1,400,000. Shareholders will vote on this matter at the Company’s Annual Meeting of Shareholders on May 18, 2016. During the three months ended March 31, 2015, there were no grants made under the Plan. Exclusive of the contingent grant referenced above, as of March 31, 2016, there were 183,000 shares available for grant under the Plan exclusive of the contingent grant referred to above.

Stock-based compensation expense was $115,000 and $95,000 for the three month periods ended March 31, 2016 and 2015, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

For the three months ended March 31, 2016, the Company issued no shares related to the exercise of stock options and vesting of restricted shares. During the three months ended March 31, 2015, the Company issued 46,589 shares related to the exercise of stock options and vesting of performance share grants.

7.	Credit Facility

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

The Company has pledged substantially all of its assets in support of the credit facility. The loan agreement contains standard financial covenants, including but not limited to, covenants related to the Company’s leverage ratio and fixed charge ratio (as defined under the loan agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of March 31, 2016, the Company was in compliance with all provisions under the facility.

In connection with securing the Amendment, the Company paid a commitment fee and incurred transaction costs totaling $75,000, which are being amortized as interest expense over the lives of the facilities. During the current period, we adopted ASU 2015-03 and ASU 2015-15 which resulted in no change to our presentation of these costs as the majority of our debt issuance costs related to our line of credit which continue to be presented as an asset on our balance sheet under the caption “Deferred financing costs, net”.

As of March 31, 2016, the Company’s outstanding borrowings under the credit facility for revolving credit loans totaled $7.7 million and unused borrowing capacity available was $9.1 million. The Company’s outstanding borrowings under the term loan were $7.7 million at March 31, 2016. The Company believes the eligible borrowing base on the revolving credit facility will not fall below current outstanding borrowings for a period of time exceeding one year and has classified the $7.7 million outstanding debt balance at March 31, 2016 as long-term.

8.	Income Taxes

The components of income before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(Amounts in thousands)
Income before income taxes:
Domestic	$17	$311
Foreign	—	—

Income before income taxes	$17	$311

While all of the Company’s revenues and income is generated within the United States, the Company does have a foreign subsidiary in India which provides recruitment services to its U.S. operations. Accordingly, the Company allocates a portion of its income to this subsidiary based on a “transfer pricing” model. No provision for U.S. income taxes has been made for the undistributed earnings of its Indian subsidiary as of March 31, 2016, as those earnings are expected to be permanently reinvested outside the U.S. If these foreign earnings were to be repatriated in the future, the U.S. tax liability may be reduced by any foreign income taxes previously paid on such earnings, which would make this U.S. tax liability immaterial. The determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The provision for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(Amounts in Thousands)
Current provision:
Federal	$235	$178
State	34	17

Total current provision	269	195

Deferred provision (benefit):
Federal	(229)	(69)
State	(34)	(10)

Total deferred provision (benefit)	(263)	(79)

Total provision for income taxes	$6	$116

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three months ended March 31, 2016 and 2015 were as follows (amounts in thousands):

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
Income taxes computed at the federal statutory rate	$5	34.0%	$106	34.0%
State income taxes, net of federal tax benefit	—	—	7	2.3
Other – net	1	4.0	3	1.0

	$6	38.0%	$116	37.3%

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, are as follows:

(Amounts in thousands)	Three Months Ended March 31, 2016
Balance as of December 31, 2015	$135
Additions related to current period	7
Additions related to prior periods	—
Reductions related to prior periods	—

Balance as of March 31, 2016	$142

Although it is difficult to anticipate the final outcome of these uncertain tax positions, the Company believes that the total amount of unrecognized tax benefits could be reduced by approximately $27,000 during the next twelve months due to the expiration of the statutes of limitation.

9.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

Concurrent with the Company’s June 15, 2015 borrowings under the $9 million term loan facility, the Company entered into a five-year interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. Under the swap contracts, the Company pays interest at a fixed rate of 1.515% and receives interest at a variable rate equal to the daily U.S. LIBOR rate on a notional amount of $5,000,000. Both the debt and the swap contracts mature in 60-monthly installments commencing on July 1, 2015. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Condensed Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of interest-rate swap contracts deemed ineffective are recognized in the Condensed Consolidated Statement of Operations as interest expense. The fair value of the interest-rate swap contracts at March 31, 2016 was a liability of $61,000 and is reflected in the Condensed Consolidated Balance Sheet as other current liabilities.

Foreign Currency Risk Management

During 2012 through 2015, the Company entered into foreign currency forward contracts (“derivative contracts”) to mitigate and manage the risk of changes in foreign exchange rates related to highly probable expenditures in support of its Indian-based global recruitment operations. These forward contracts were designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. In December 2015, the decision was made not to hedge the Indian rupee in 2016 given that the likelihood of an expanding interest rate environment in the U.S. should mitigate any appreciation in the Indian rupee relative to the U.S. dollar. Thus, at March 31, 2016 there were no outstanding currency hedge positions.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income are as follows (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Location of Gain / (Loss) reclassified in Income (Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income (Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
For the Three Months Ended March 31, 2016:
Interest-Rate Swap Contracts	$(30)	Interest Expense	$(11)	Interest Expense	$(0)
For the Three Months Ended March 31, 2015:
Currency Forward Contracts	$29	SG&A Expense	$(4)	Other Income/ (Expense)	$(1)

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2016		December 31, 2015
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest-Rate Swap Contracts	Other Current Liabilities	$61	Other Current Liabilities	$31

The estimated amount of pretax losses as of March 31, 2016 that is expected to be reclassified from other comprehensive income (loss) into earnings within the next 12 months is approximately ($0.1 million).

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

At March 31, 2016 and December 31, 2015, the Company carried the following financial assets and (liabilities) at fair value measured on a recurring basis (in thousands):

	Fair Value as of March 31, 2016
	Level 1	Level 2	Level 3	Total
(Amounts in thousands)
Interest-Rate Swap Contracts	$0	$(61)	$0	$(61)

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
(Amounts in thousands)
Interest-Rate Swap Contracts	$0	$(31)	$0	$(31)

11.	Shareholders’ Equity

As of March 31, 2016, the Company had 472,238 shares available for purchase under its existing share repurchase program. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws through December 22, 2016. During the three months ended March 31, 2016, the Company did not repurchase any shares under this program. During the three months ended March 31, 2015, the Company repurchased 12,654 shares of Common Stock under this program at an average price of $9.49 per share. Additionally, the Company purchased an additional 8,237 shares to satisfy employee tax obligations related to the vesting of performance shares at a share price of $9.74.

12.	Revenue Concentration

For the three months ended March 31, 2016, the Company had no clients that exceeded 10% of total revenues. For the three months ended March 31, 2015, the Company had one client that exceeded 10% of total revenues (Accenture = 13.0%).

The Company’s top ten clients represented approximately 42% and 59% of total revenues for the three months ended March 31, 2016 and 2015, respectively.

13.	Earnings Per Share

The computation of basic earnings per share is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.

For the three months ended March 31, 2016, there were 4,759 anti-dilutive stock options excluded from the computation of diluted earnings per share. For the three months ended March 31, 2015, there were no anti-dilutive stock options excluded from the computation of diluted earnings per share.

14.	Severance Charges

During the three month period ending March 31, 2016, the Company incurred severance costs of $780,000 (pre-tax) related to several changes in executive leadership. The Company incurred severance costs of $305,000 (pre-tax) in the three month period ended March 31, 2015 related to a change in sales leadership.

15.	Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides for a single five-step model to be applied to all revenue contracts with customers. The new guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Entities can use either a retrospective approach or a cumulative effect adjustment approach to implement the guidance. In 2015, the FASB issued a deferral of the effective date of the guidance to 2018, with early adoption permitted in 2017. In 2016, the FASB issued ASU 2016-08 and ASU 2016-10 as final amendments to ASU 2014-09 to clarify the implementation guidance for 1) principal versus agent considerations, 2) identifying performance obligations and 3) the accounting for licenses of intellectual property. The Company is evaluating the method of adoption of this ASU, but does not expect the adoption to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the adoption of ASU 2015-03, we recognized debt issuance costs as assets on our balance sheet. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 clarifies that the SEC would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset on the balance sheet. We adopted ASU 2015-03 and ASU 2015-15 in the first quarter of 2016 and there was no material impact on our consolidated statement of financial position as the majority of our debt issuance costs related to our line of credit, which continues to be presented as an asset on our balance sheet (under the caption “Deferred financing costs, net”), and had no impact on our results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Accordingly, we plan to adopt this ASU on January 1, 2017.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are evaluating the impact the adoption of ASU 2016-01 will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The main difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payment. The lease asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on the criteria that are largely similar to those applied in current lease accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently assessing the potential impact of ASU 2016-02 and expect adoption will have a material impact on our consolidated financial condition and result of operations.

In March, 2016, the FASB issued ASU 2016-09 “Compensation – Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting”. The Board issued this Update as part of its Simplification Initiative whose objective is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

You should read the following discussion in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2015, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 25, 2016.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about future events, future performance, plans, strategies, expectations, prospects, competitive environment and regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words, “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend” or the negative of these terms or similar expressions in this quarterly report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors”, “Forward-Looking Statements” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2015. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update forward-looking statements and the estimates and assumptions associated with them, after the date of this quarterly report on Form 10-Q, except to the extent required by applicable securities laws.

Website Access to SEC Reports:

The Company’s website is www.mastech.com. The Company’s Annual Report on Form 10-K for the year ended December 31, 2015, current reports on Form 8-K and all other reports filed with the SEC, are available free of charge on the Investor Relations page. The website is updated as soon as reasonably practical after such reports are filed electronically with the SEC.

Recent Development:

On February 29, 2016, D. Kevin Horner resigned as the Company’s President and Chief Executive Officer and as a member of our Board of Directors. On March 1, 2016, our Board of Directors appointed Vivek Gupta as our President and Chief Executive Officer and as a member of the Board of Directors. On April 26, 2016, we entered into an Amended and Restated Executive Employment Agreement with Mr. Gupta, a copy of which is filed as exhibit 10.1 to this Quarterly Report on Form 10-Q. Additionally, on March 11, 2016, Denis D. Deet separated from the Company as its Vice President of Technology and Chief Information Officer.

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies and critical accounting estimates are described in Note 1 “Summary of Significant Accounting Policies” of the Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to these critical accounting policies during the three months ended March 31, 2016.

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

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the second half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. In 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. In 2011 and 2012 activity levels continued to trend up in most technologies and sales channels. During 2013, 2014 and 2015, we continued to see a steady flow of solid activity in our contract staffing business; however, tightness in the supply side (skilled IT professionals) of our business in 2014 and 2015 negatively impacted our new assignment successes. Solid activity levels continued during the first quarter of 2016. However, recruitment challenges remain due to the tightness in supply of skilled IT professionals.

In addition to tracking general U.S. economic conditions, a large portion of our revenues are generated from a limited number of clients. Accordingly, our trends and outlook are impacted by the prospects and well-being of these specific clients. This “account concentration” factor may cause our results of operations to deviate from the prevailing U.S. economic trends from time to time.

In recent years, a larger portion of our revenues have come from our wholesale sales channel, which consists largely of strategic relationships with systems integrators and other staffing organizations. This channel tends to carry lower gross margins, but provides higher volume opportunities. This trend in our business mix has impacted overall gross margins during the past several years. The acquisition of Hudson IT in June 2015 has increased our retail revenues and materially improved the balance of our business mix between the retail and wholesale channels.

Within our retail sales channel, many larger users of IT staffing services are employing MSPs to manage their contractor spending in an effort to drive down overall costs. This trend towards utilizing the MSP model may pressure gross margins in the future.

Results of Operations for the Three Months Ended March 31, 2016 as Compared to the Three Months Ended March 31, 2015:

Revenues:

Revenues for the three months ended March 31, 2016 totaled $31.7 million, compared to $27.1 million for the corresponding three month period in 2015. This 17% year-over-year revenue increase largely reflected the June 2015 acquisition of Hudson IT. Organically, revenues declined by 8% and largely reflected a decrease in consultants on billing.

Billable consultant headcount at March 31, 2016 totaled 854 consultants compared to 726 consultants, one-year earlier. This increase of 128 billable consultants reflected 206 billable consultants acquired with the Hudson IT acquisition and an organic decline of 78 billable consultants from a year earlier. The organic decline in billable headcount reflected a lower new assignment win ratio and an increase in client hires during the last nine months of 2015 – both of which were influenced by a tighter supply of skilled IT professionals. During the first quarter of 2016, our assignment win ratio improved and our billable consultant-base grew by approximately one-percent. Additionally, our average bill rate in the 2016 quarter was up slightly to $74.80 compared to $74.45 in the corresponding quarter of 2015.

Below is a tabular presentation of revenues by sales channel for the three months ended March 31, 2016 and 2015, respectively:

Revenues (Amounts in millions)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Wholesale Channel	$19.0	$21.0
Retail Channel	12.7	6.0
Permanent Placements / Fees	0.0	0.1

Total revenues	$31.7	$27.1

Revenues from our wholesale channel decreased approximately 10% in the three month period ended March 31, 2016 compared to the corresponding 2015 period. Lower revenues from our integrator clients (down 20%), was partially offset by revenue increases at our other staffing clients (up 3%). The lower assignment win ratio mentioned above and fewer project opportunities from our integrator partners negatively impacted our revenue performance in this channel. Retail channel revenues increased 112% during the three months ended March 31, 2016 compared to the period one-year earlier. The Hudson IT acquisition was responsible for the entire improvement. Permanent placement / fee revenues were approximately $0.1 million lower in the 2016 period compared to the corresponding period in 2015.

For the three months ended March 31, 2016, the Company had no clients that exceeded 10% of total revenues. For the three months ended March 31, 2015, the Company had one client that exceeded 10% of total revenues (Accenture = 13.0%).

The Company’s top ten clients represented approximately 42% and 59% of total revenues for the three months ended March 31, 2016 and 2015, respectively.

Gross Margin:

Gross profits in the first quarter of 2016 totaled $6.1 million, or approximately $1.4 million higher than in the first quarter of 2015. Gross profit as a percentage of revenue was 19.3% for the three month period ending March 31, 2016, which was 200-basis points higher than our gross margin performance in the same period of 2015. Approximately 100-basis points of this improvement reflected higher margins on new assignments over the last several quarters and 100-basis points reflected a favorable mix of channel revenues (a higher level of retail clients) due to the Hudson IT acquisition.

Below is a tabular presentation of gross margin by sales channel for the three months ended March 31, 2016 and 2015, respectively:

Gross Margin	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Wholesale Channel	16.9%	16.1%
Retail Channel	22.5	19.9
Permanent Placements / Fees	100.0	100.0

Total gross margin	19.3%	17.3%

Wholesale channel gross margins increased by 80 basis points for the three months ended March 31, 2016 compared to the 2015 period. Higher margins on new assignments were responsible for this overall margin improvement. Retail gross margins were up 260 basis points during the three months ended March 31, 2016 compared to the corresponding 2015 period and largely reflected the impact of the Hudson IT acquisition.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the three months ended March 31, 2016 totaled $6.0 million or 18.8% of total revenues, compared to $4.4 million or 16.1% of revenues for the three months ended March 31, 2015. Excluding severance costs incurred in both the first quarter of 2016 of $0.8 million and in the first quarter of 2015 of $0.3 million, SG&A expenses as a percentage of revenues would have been 16.4% and 15.0%, respectively. The remaining increase in SG&A as a percentage of revenues was due to the consolidation of Hudson IT (which employs a branch model that has an operating costs structure which is higher than Mastech’s centralized business model). Fluctuations within SG&A expense components during the first quarter of 2016, compared to the first quarter of 2015, included the following:

•	Sales expense increased by $0.6 million in the 2016 period compared to 2015, of which the entire variance was attributable to the acquisition of Hudson IT.

•	Recruiting expense increased by $0.3 million in the 2016 period compared to 2015, of which the entire variance was attributable to the acquisition of Hudson IT.

•	General and administrative expense in 2015 was up $0.7 million from a year earlier and reflected: 1) $0.5 million of higher severance costs; and 2) $0.2 million of amortization expense related to the acquired intangible assets of Hudson IT.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended March 31, 2016 consisted of interest expense of $116,000 and foreign exchange losses of $2,000. For the three months ended March 31, 2015, Other Income / (Expense) consisted of interest expense of $12,000 and foreign exchange losses of $5,000. The increase in interest expense was due to higher outstanding borrowings in the first quarter of 2016 reflective of debt financing of the Hudson IT acquisition in June 2015.

Income Tax Expense:

Income tax expense for the three months ended March 31, 2016 totaled $6,000, representing an effective tax rate on pre-tax income of 38.0%, compared to $116,000 for the three months ended March 31, 2015, which represented a 37.3% effective tax rate on pre-tax income.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

At March 31, 2016, we had bank debt, net of cash balances on hand, of $14.6 million and approximately $9.1 million of borrowing capacity under our existing credit facility.

Historically, we have funded our business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At March 31, 2016, our accounts receivable “days sales outstanding” (“DSOs”) measurement increased to 57-days from 53-days at year-end 2015. Early during the first quarter of 2016, we amended two client contracts with Fortune 500 clients, which among other things, extended our payment terms. The impact on our DSO measurement due to these amendments is roughly 5-days. Thus, the reason for this quarter’s expansion in DSO’s and, to some extent, the increase in operating working capital levels during the quarter was due to our client contract amendments. Both of these clients are superior “credit risk” clients and accordingly there is no negative change in the overall quality of our account receivable balance.

We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility should be adequate to fund our business needs and debt service obligations over the next twelve months.

Cash flows provided by (used in) operating activities:

Cash (used in) operating activities for the three months ended March 31, 2016 totaled ($2.9 million) compared to cash provided by of $0.4 million during the three months ended March 31, 2015. Elements of cash flows in the 2016 period were non-cash charges of $0.1 million, and an increase in operating working capital levels of ($3.0 million). During the three months ended March 31, 2015, elements of cash flows were net income of $0.2 million, non-cash charges of $0.1 million and a decrease in operating working capital levels of $0.1 million. The operating working capital increases in 2016 reflected higher account receivable balances of $1.7 million, which was largely reflective of amended payment terms on several major clients. Additionally, reductions in current liabilities during the quarter were largely due to timing of our payroll and accounts payable cycles at quarter-end.

Cash flows used in investing activities:

Cash used in investing activities for the three months ended March 31, 2016 was $0 compared to $25,000 for the three months ended March 31, 2015. In 2015, capital expenditures totaled $57,000 and was partially offset by $32,000 of refunds of non-current deposits.

Cash flows provided by (used in) financing activities:

Cash provided by financing activities for the three months ended March 31, 2016 totaled $2.9 million and consisted of borrowings under our revolving credit facility of $3.3 million, partially offset by debt payments on our term loan of ($0.4 million). Cash (used in) financing activities for the three months ended March 31, 2015 totaled ($0.1 million) and consisted of ($0.2 million) of Common Stock repurchases, partially offset by $0.1 million of cash provided by stock option proceeds and excess tax benefits on stock options exercised and performance shares vested.

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

Our cash flow and earnings are subject to fluctuations due to exchange rate variations. Foreign currency risk exists by nature of our global recruitment centers. During 2012 through 2015, we attempted to limit our exposure to currency exchange fluctuations in the Indian rupee via the purchase of foreign currency forward contracts. The Company elected not to engage in currency hedging activities for 2016 given the likelihood of an environment of interest rate expansion in the United States, which should have the impact of mitigating any material appreciation in the Indian rupee against the U.S. dollar. As a result, we currently do not have a currency hedging program in place.

Concurrent with the Company’s June 15, 2015 borrowings under its $9 million term loan facility, the Company entered into a five-year interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. Under the swap contracts, the Company pays interest at a fixed rate of 1.515% and receives interest at a variable rate equal to the daily U.S. LIBOR rate on a notional amount of $5 million. Both the debt and the swap contacts mature in 60-monthly installments commencing on July 1, 2015. These swap contacts have been designed as cash flow hedging instruments.

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

Changes in Internal Control over Financial Reporting

There has been no change in Mastech’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2015.

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

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 25, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our Common Stock repurchased during the quarter ended March 31, 2016 is set forth in the following table:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (1)
January 1, 2016 – January 31, 2016	—	—	—	472,238
February 1, 2016 – February 29, 2016	—	—	—	472,238
March 1, 2016 – March 31, 2016	—	—	—	472,238

Total	—	—	—

(1)	Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws through December 22, 2016.

ITEM 6.	EXHIBITS

(a) Exhibits

10.1	Amended and Restated Executive Employment Agreement, dated as of April 26, 2016, by and among Mastech, Inc., Mastech Holdings, Inc. and Vivek Gupta, is filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of May, 2016.

MASTECH HOLDINGS, INC.

May 11, 2016	/s/ VIVEK GUPTA
Vivek Gupta Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1	Amended and Restated Executive Employment Agreement, dated as of April 26, 2016, by and among Mastech, Inc., Mastech Holdings, Inc. and Vivek Gupta, is filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.