Form 10-Q
period 2016-06-30
Mastech Holdings, Inc.
filed 2016-08-12
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 29, 2016 was 4,397,005.

MASTECH HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$33,629	$29,305	$65,343	$56,365
Cost of revenues	26,740	23,790	52,341	46,163

Gross profit	6,889	5,515	13,002	10,202
Selling, general and administrative expenses	5,225	4,896	11,203	9,255

Income from operations	1,664	619	1,799	947
Interest (expense), net	(121)	(36)	(237)	(47)
Other income (expense), net	(18)	38	(20)	32

Income before income taxes	1,525	621	1,542	932
Income tax expense	580	239	586	355

Net income	$945	$382	$956	$577

Earnings per share:
Basic	$.22	$.09	$.22	$.13

Diluted	$.21	$.09	$.21	$.13

Weighted average common shares outstanding:
Basic	4,354	4,332	4,353	4,330

Diluted	4,451	4,436	4,450	4,437

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$945	$382	$956	$577
Other comprehensive income (loss):
Net unrealized gain/(loss) on currency forward contracts	—	(17)	—	12
Net unrealized (loss) on interest rate swap contracts	(5)	(38)	(35)	(38)

Total pretax net unrealized (loss)	(5)	(55)	(35)	(26)
Income tax (benefit)	(2)	(21)	(14)	(10)

Total other comprehensive (loss), net of taxes	(3)	(34)	(21)	(16)

Total comprehensive income	$942	$348	$935	$561

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$735	$848
Accounts receivable, net of allowance for uncollectible accounts of $338 in 2016 and $313 in 2015	16,214	16,394
Unbilled receivables	6,541	2,796
Prepaid and other current assets	731	587
Deferred income taxes	284	217

Total current assets	24,505	20,842
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,197	1,142
Enterprise software	645	645
Leasehold improvements	332	342

	2,174	2,129
Less – accumulated depreciation and amortization	(1,571)	(1,473)

Net equipment, enterprise software, and leasehold improvements	603	656
Deferred income taxes	99	92
Deferred financing costs, net	78	97
Non-current deposits	232	237
Goodwill	8,427	8,427
Intangible assets, net	7,720	8,126

Total assets	$41,664	$38,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,800	$1,800
Accounts payable	2,901	2,213
Accrued payroll and related costs	7,122	5,965
Accrued income taxes	232	1,014
Other accrued liabilities	573	603
Deferred revenue	204	341

Total current liabilities	12,832	11,936

Long-term liabilities:
Long-term debt, less current portion	11,913	10,738

Total liabilities	24,745	22,674
Commitments and contingent liabilities (Note 4)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 125,000,000 shares authorized and 5,173,643 shares issued as of June 30, 2016 and 5,169,143 shares issued as of December 31, 2015	52	52
Additional paid-in-capital	13,295	13,114
Retained earnings	7,733	6,777
Accumulated other comprehensive loss	(40)	(19)
Treasury stock, at cost; 816,638 shares as of June 30, 2016 and December 31, 2015	(4,121)	(4,121)

Total shareholders’ equity	16,919	15,803

Total liabilities and shareholders’ equity	$41,664	$38,477

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$956	$577
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	504	143
Bad debt expense	25	—
Interest amortization of deferred financing costs	19	11
Stock-based compensation expense	185	193
Deferred income taxes, net	(74)	(123)
(Gain) on derivative contract	—	(24)
Working capital items:
Accounts receivable and unbilled receivables	(3,590)	(1,845)
Prepaid and other current assets	(130)	316
Accounts payable	688	1,252
Accrued payroll and related costs	1,157	713
Other accrued liabilities	(847)	—
Deferred revenue	(137)	17

Net cash flows provided by (used in) operating activities	(1,244)	1,230

INVESTING ACTIVITIES:
Acquisition of Hudson IT	—	(16,987)
Recovery of non-current deposits	5	36
Capital expenditures	(45)	(104)

Net cash flows (used in) investing activities	(40)	(17,055)

FINANCING ACTIVITIES:
Borrowings on revolving credit facility, net	2,075	4,872
Borrowings (repayments) on term loan facility	(900)	9,000
Payment of deferred financing costs	—	(75)
Purchase of treasury stock	—	(201)
Proceeds from the exercise of stock options	—	17
Increase (decrease) in excess tax benefits related to stock options / restricted shares, net	(4)	134

Net cash flows provided by financing activities	1,171	13,747

Net change in cash and cash equivalents	(113)	(2,078)
Cash and cash equivalents, beginning of period	848	2,568

Cash and cash equivalents, end of period	$735	$490

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

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

Accounting Principles

The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the SEC on March 25, 2016. Additionally, our operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016 or for any other period.

Principles of Consolidation

The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the six months ended June 30, 2016.

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

The financial terms of the acquisition included a $16,987,000 purchase price and the assumption of $13,000 of net current liabilities, with the seller retaining essentially all working capital.

The cash purchase price at closing was paid with funds obtained from the following sources:

(in thousands)	Amounts
Cash balances on hand	$2,000
Term loan facility	9,000
Revolving line of credit	5,987

Cash paid at Closing	$16,987

The allocation of purchase price was based on estimates of the fair value of assets acquired and liabilities assumed as of June 15, 2015, as set forth below. The excess purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce. All goodwill is deductible for tax purposes. The valuation of net assets acquired is as follows:

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

Included in the Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 2016 are revenues of $7.6 million and $14.3 million, respectively, and net income of approximately $0.4 million and $0.7 million, respectively, applicable to the Hudson IT operations. Included in the Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 2015 were revenues of $1.3 million and net income of approximately $0.1 million applicable to the Hudson IT operations.

The following reflects the Company’s unaudited pro forma results had the results of Hudson IT been included for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Amounts in Thousands)		(Amounts in Thousands)
Revenue	$33,629	$35,532	$65,343	$70,094
Net income	$945	$508	$956	$833
Earnings per share - diluted	$0.21	$0.11	$0.21	$0.19

The information above related to the 2015 periods does not reflect all of the operating efficiencies or inefficiencies that may have resulted from the Hudson IT acquisition. Therefore, the pro forma information for those periods is not necessarily indicative of results that would have been achieved had the business been combined during all periods presented or the results that the Company will experience going forward.

3.	Goodwill and Other Intangible Assets, net

Goodwill related to our June 15, 2015 acquisition of Hudson IT totaled $8.4 million.

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Intangible assets were comprised of the following as of June 30, 2016:

	As of June 30, 2016
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
Client relationships	12	$7,999	$694	$7,305
Covenant-not-to-compete	5	319	66	253
Trade name	3	249	87	162

Total Intangible Assets		$8,567	$847	$7,720

Amortization expense for the three and six month periods ended June 30, 2016 was $203,000 and $406,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. Amortization expense for the three and six month periods ended June 30, 2015 was $34,000.

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S. based salaried employees. Concurrent with the acquisition of Hudson IT, the Company expanded employee eligibility under the Retirement Plan to include all U.S. based W-2 hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. For employees that were enrolled in the Hudson Employee Retirement Savings Plan under the Code at the acquisition date, the Company provides a matching contribution of 50% of the first 6% of the participant’s contributed pay, subject to vesting based on the combined tenure with Hudson and Mastech. For all other employees, the Company did not provide for any matching contributions for the six months ended June 30, 2016 and June 30, 2015. Mastech’s total contributions to the Retirement Plan for the three and six months ended June 30, 2016 related to the Hudson IT employees totaled approximately $28,000 and $55,000, respectively. Mastech’s contributions to the Retirement Plan for the three and six months ended June 30, 2015 related to the Hudson IT employees totaled $1,000.

6.	Stock-Based Compensation

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 1,400,000 shares of the Company’s Common Stock shall be allocated for issuance to directors, officers and key personnel. The most recent amendment, approved by shareholder vote at the Company’s Annual Meeting of Shareholders on May 18, 2016 increased the number of shares of Common Stock that may be issued pursuant to the Plan by 200,000 shares to a total of 1,400,000. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three and six months ended June 30, 2016, there were -0- and 250,000 stock options grants made under this Plan. Additionally, during the six months ended June 30, 2016, approximately 79,000 performance shares expired unvested, as the underlying performance objective was not achieved. These shares are available for future grants under the Plan. During the three and six months ended June 30, 2015, there were 18,000 restricted stock grants made under this Plan. As of June 30, 2016 and December 31, 2015, there were 189,000 and 160,000 shares, respectively, available for grants under this Plan.

Stock-based compensation expense for the three months ended June 30, 2016 and 2015 was $70,000 and $98,000, respectively, and for the six months ended June 30, 2016 and 2015 was $185,000 and $193,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2016, the Company issued 4,500 shares related to the vesting of restricted stock. During the three and six months ended June 30, 2015, the Company issued 4,306 shares and 50,895 shares, respectively, related to the exercise of stock options and vesting of restricted stock and performance shares.

7.	Credit Facility

On June 15, 2015, the Company entered into a First Amendment to its Second Amended and Restated Loan Agreement (the “Amendment”) with PNC Bank, N.A. (“PNC”). The amended terms set forth in the Amendment include the following: (1) a reduction in the maximum principal amount available under the credit facility for revolving credit loans and letters of credit from $20 million to $17 million and an extension of the facility to June 15, 2018 from July 14, 2017; (2) the addition of a term-loan component in the principal amount of $9 million with an expiration date of June 15, 2020; (3) the approval of the Company’s acquisition of Hudson IT; and (4) an amendment to the financial covenant relating to the Company’s fixed charge ratio and the elimination of a financial covenant relating to the Company’s senior leverage ratio, as more fully described in the Amendment filed as Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on June 17, 2015.

Advances under the credit facility for revolving credit loans are limited to a borrowing base that consists of the sum of 85% of eligible accounts receivable and 60% of eligible unbilled receivables. Amounts borrowed under the facility may be used for working capital and general corporate purposes, for the issuance of standby letters of credit, and to facilitate other acquisitions and stock repurchases. Initial borrowings under the revolving credit facility for the acquisition of Hudson IT totaled $6.0 million. Amounts borrowed under the term loan were limited to use for the Company’s acquisition of Hudson IT. The term loan is payable in 60 consecutive monthly installments, each in the amount of $150,000 commencing on July 1, 2015 and on the first day of each calendar month thereafter followed by a final payment of all outstanding principal and interest due on June 15, 2020.

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

The Company has pledged substantially all of its assets in support of the credit facility. The loan agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s leverage ratio and fixed charge ratio (as defined under the loan agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of June 30, 2016, the Company was in compliance with all provisions under the facility.

In connection with securing the Amendment, the Company paid a commitment fee and incurred transaction costs totaling $75,000, which are being amortized as interest expense over the lives of the facilities. During first quarter of 2016, we adopted ASU 2015-03 and ASU 2015-15 which resulted in no change to our presentation of these costs as the majority of our debt issuance costs related to our line of credit which continue to be presented as an asset on our balance sheet under the caption “Deferred financing costs, net”.

As of June 30, 2016, the Company’s outstanding borrowings under the credit facility for revolving credit loans totaled $6.5 million and unused borrowing capacity available was $10.7 million. The Company’s outstanding borrowings under the term loan were $7.2 million at June 30, 2016. The Company believes the eligible borrowing base on the revolving credit facility will not fall below current outstanding borrowings for a period of time exceeding one year and has classified the $6.5 million outstanding debt balance at June 30, 2016 as long-term.

8.	Income Taxes

The components of income before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Amounts in thousands)		(Amounts in thousands)
Income before income taxes:
Domestic	$1,525	$621	$1,542	$932
Foreign	—	—	—	—

Income before income taxes	$1,525	$621	$1,542	$932

While all of the Company’s revenues and income is generated within the United States, the Company does have a foreign subsidiary in India which provides recruitment services to its U.S. operations. Accordingly, the Company allocates a portion of its income to this subsidiary based on a “transfer pricing” model. No provision for U.S. income taxes has been made for the undistributed earnings of its Indian subsidiary as of June 30, 2016, as those earnings are expected to be permanently reinvested outside the U.S. If these foreign earnings were to be repatriated in the future, the U.S. tax liability may be reduced by any foreign income taxes previously paid on such earnings, which would make this U.S. tax liability immaterial. The determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The provision for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Amounts in thousands)		(Amounts in thousands)
Current provision:
Federal	$348	$252	$583	$430
State	30	31	64	48

Total current provision	378	283	647	478

Deferred (benefit):
Federal	176	(38)	(53)	(107)
State	26	(6)	(8)	(16)

Total deferred (benefit)	202	(44)	(61)	(123)

Total provision for income taxes	$580	$239	$586	$355

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three and six months ended June 30, 2016 and 2015 were as follows (amounts in thousands):

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
Income taxes computed at the federal statutory rate	$519	34.0%	$211	34.0%
State income taxes, net of federal tax benefit	56	3.7	25	4.0
Other – net	5	0.3	3	0.5

	$580	38.0%	$239	38.5%

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
Income taxes computed at the federal statutory rate	$524	34.0%	$317	34.0%
State income taxes, net of federal tax benefit	56	3.6	32	3.5
Other – net	6	0.4	6	0.6

	$586	38.0%	$355	38.1%

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, are as follows:

(Amounts in thousands)	Six Months Ended June 30, 2016
Balance as of December 31, 2015	$135
Additions related to current period	14
Additions related to prior periods	—
Reductions related to prior periods	—

Balance as of June 30, 2016	$149

Although it is difficult to anticipate the final outcome of these uncertain tax positions, the Company believes that the total amount of unrecognized tax benefits could be reduced by approximately $27,000 during the next twelve months due to the expiration of the statutes of limitation.

9.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

Concurrent with the Company’s June 15, 2015 borrowings under the $9 million term loan facility, the Company entered into a five-year interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. Under the swap contracts, the Company pays interest at a fixed rate of 1.515% and receives interest at a variable rate equal to the daily U.S. LIBOR rate on a notional amount of $5,000,000. Both the debt and the swap contracts mature in 60-monthly installments commencing on July 1, 2015. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Condensed Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of interest-rate swap contracts deemed ineffective are recognized in the Condensed Consolidated Statement of Operations as interest expense. The fair value of the interest-rate swap contracts at June 30, 2016 was a liability of $66,000 and is reflected in the Condensed Consolidated Balance Sheet as other current liabilities.

Foreign Currency Risk Management

During 2012 through 2015, the Company entered into foreign currency forward contracts (“derivative contracts”) to mitigate and manage the risk of changes in foreign exchange rates related to highly probable expenditures in support of its Indian-based global recruitment operations. These forward contracts were designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. In December 2015, the decision was made not to hedge the Indian rupee in 2016 given that the likelihood of an expanding interest rate environment in the U.S. should mitigate any material appreciation in the Indian rupee relative to the U.S. dollar. Thus, at June 30, 2016 there were no outstanding currency hedge positions.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income are as follows (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Location of Gain / (Loss) reclassified in Income (Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income (Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
For the Three Months Ended June 30, 2016:
Interest- Rate Swap Contract	$(5)	Interest Expense	$(11)	Interest Expense	$—
For the Six Months Ended June 30, 2016:
Interest- Rate Swap Contract	$(35)	Interest Expense	$(22)	Interest Expense	$—
For the Three Months Ended June 30, 2015:
Currency Forward Contracts	$(17)	SG&A Expense	$(13)	Other Income/(Expense)	$44
Interest- Rate Swap Contract	$(38)	Interest Expense	$(3)	Interest Expense	$—
For the Six Months Ended June 30, 2015:
Currency Forward Contracts	$12	SG&A Expense	$(17)	Other Income/(Expense)	$43
Interest- Rate Swap Contract	$(38)	Interest Expense	$(3)	Interest Expense	$—

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2016		December 31, 2015
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest-Rate Swap Contracts	Other Current Liabilities	$66	Other Current Liabilities	$31

The estimated amount of pretax losses as of June 30, 2016 that is expected to be reclassified from other comprehensive income (loss) into earnings within the next 12 months is approximately ($0.1 million).

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

At June 30, 2016 and December 31, 2015, the Company carried the following financial liabilities at fair value measured on a recurring basis (in thousands):

	Fair Value as of June 30, 2016
	Level 1	Level 2	Level 3	Total
(Amounts in thousands)
Interest-Rate Swap Contracts	$0	$(66)	$0	$(66)

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
(Amounts in thousands)
Interest-Rate Swap Contracts	$0	$(31)	$0	$(31)

11.	Shareholders’ Equity

As of June 30, 2016, the Company had 472,238 shares available for purchase under its existing share repurchase program. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws through December 22, 2016. During the six months ended June 30, 2016, the Company did not repurchase any shares under this program. During the three months ended June 30, 2015, the Company repurchased no shares of Common Stock. During the six months ended June 30, 2015, the Company repurchased 12,654 shares of Common Stock under this program at an average price of $9.49 per share. Additionally, the Company purchased an additional 8,237 shares to satisfy employee tax obligations related to the vesting of performance shares at a share price of $9.74.

12.	Revenue Concentration

For the three and six months ended June 30, 2016, the Company did not have any clients that exceeded 10% of total revenue. For the three and six months ended June 30, 2015, the Company had one client that exceeded 10% of total revenue (Accenture = 10.9% and 11.9%, respectively).

The Company’s top ten clients represented approximately 44% and 55% of total revenues for the three months ended June 30, 2016 and June 30, 2015, respectively. For the six months ended June 30, 2016 and June 30, 2015, the Company’s top ten clients represented approximately 43% and 57% of total revenues, respectively.

13.	Earnings Per Share

The computation of basic earnings per share is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.

For the three months ended June 30, 2016, there were 254,759 anti-dilutive stock options excluded from the computation of diluted earnings per share. For the six months ended June 30, 2016, there were 172,341 anti-dilutive stock options excluded from the computation of diluted earnings per share. For the three and six months ended June 30, 2015, there were no anti-dilutive stock options excluded from the computation of diluted earnings per share.

14.	Severance Charges

During the three and six month periods ending June 30, 2016, the Company incurred no severance costs and $780,000 (pre-tax), respectively. This severance costs related to several changes in executive leadership. The Company incurred severance costs of $305,000 (pre-tax) in the six month period ended June 30, 2015 related to a change in sales leadership. No severance costs were incurred during the three months ended June 30, 2015.

15.	Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides for a single five-step model to be applied to all revenue contracts with customers. The new guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Entities can use either a retrospective approach or a cumulative effect adjustment approach to implement the guidance. In 2015, the FASB issued a deferral of the effective date of the guidance to 2018, with early adoption permitted in 2017. In 2016, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12 as amendments to ASU 2014-09 to clarify the implementation guidance for 1) principal versus agent considerations, 2) identifying performance obligations, 3) the accounting for licenses of intellectual property and 4) narrow scope improvements on assessing collectability, presentation of sales taxes, non-cash consideration and completed contracts and contract modifications at transition. The Company is evaluating the method of adoption of this ASU, but does not expect the adoption to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the adoption of ASU 2015-03, we recognized debt issuance costs as assets on our balance sheet. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. ASU 2015-15 clarifies that the SEC would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset on the balance sheet. We adopted ASU 2015-03 and ASU 2015-15 in the first quarter of 2016 and there was no material impact on our consolidated statement of financial position as the majority of our debt issuance costs related to our line of credit, which continues to be presented as an asset on our balance sheet (under the caption “Deferred financing costs, net”), and neither ASU 2015-03 or ASU 2015-15 had an impact on our results of operations or cash flows.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are evaluating the impact the adoption of ASU 2016-01 will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The main difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of the lease payment. The lease asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on the criteria that are largely similar to those applied in current lease accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently assessing the potential impact of ASU 2016-02 and expect adoption will have a material impact on our consolidated financial condition and result of operations.

In March, 2016, the FASB issued ASU 2016-09 “Compensation – Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting”. The Board issued this Update as part of its Simplification Initiative whose objective is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies and critical accounting estimates are described in Note 1 “Summary of Significant Accounting Policies” of the Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to these critical accounting policies during the six months ended June 30, 2016.

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

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the second half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. In 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. In 2011 and 2012, activity levels continued to trend up in most technologies and sales channels. During 2013, 2014 and 2015, we continued to see a steady flow of solid activity in our contract staffing business; however, tightness in the supply side (skilled IT professionals) of our business in 2014 and 2015 negatively impacted our new assignment successes. Solid activity levels continued during the first half of 2016. However, recruitment challenges remain due to the tightness in supply of skilled IT professionals.

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

Results of Operations for the Three Months Ended June 30, 2016 as Compared to the Three Months Ended June 30, 2015:

Revenues:

Revenues for the three months ended June 30, 2016 totaled $33.6 million compared to $29.3 million for the corresponding three month period in 2015. This 15% year-over-year revenue increase largely reflected the June 2015 acquisition of Hudson IT. Organically, revenues declined by 7% and largely reflected a decrease in consultants on billing. However, sequentially second quarter 2016 revenues represented a 6% improvement over first quarter 2016, as our billable consultant-base increased by 62-consultants.

Billable consultant headcount at June 30, 2016 totaled 916 consultants compared to 936 consultants, one-year earlier. The decline in billable headcount reflected a lower new assignment win ratio and an increase in client hires during the second half of 2015 and was influenced by a tighter supply of skilled IT professionals. In the second quarter of 2016, our new assignment win ratio improved and our billable consultant-base grew by approximately seven percent. Additionally, our average bill rate in the second quarter of 2016 was up approximately 2% to $75.23 compared to $73.91 in the corresponding quarter of 2015.

Below is a tabular presentation of revenues by sales channel for the three months ended June 30, 2016 and 2015, respectively:

Revenues (Amounts in millions)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Wholesale Channel	$20.0	$21.3
Retail Channel	13.5	7.9
Permanent Placements / Fees	0.1	0.1

Total revenues	$33.6	$29.3

Revenues from our wholesale channel decreased approximately 6% during the three month period ended June 30, 2016 compared to the corresponding 2015 period. Lower revenues from our integrator clients (down 12%), was partially offset by revenue increases at our staffing clients (up 1%). The lower new assignment win ratio mentioned above and fewer project opportunities from our integrator partners negatively impacted our revenue performance in this channel. Retail channel revenues increased 70% during the three months ended June 30, 2016 compared to the period one-year earlier. The Hudson IT acquisition was responsible for the entire improvement. Permanent placement / fee revenues were approximately $0.1 million in both the 2016 and 2015 periods.

For the three months ended June 30, 2016, the Company had no clients that exceeded 10% of total revenues. For the three months ended June 30, 2015, the Company had one client that exceeded 10% of total revenues (Accenture = 10.9%).

The Company’s top ten clients represented approximately 44% and 55% of total revenues for the three months ended June 30, 2016 and 2015, respectively.

Gross Margin:

Gross profits in the second quarter of 2016 totaled $6.9 million, or approximately $1.4 million higher than in the second quarter of 2015. Gross profit as a percentage of revenue was 20.5% for the three month period ending June 30, 2016 compared to 18.8% during the same period of 2015. Approximately 110-basis points of this improvement reflected higher margins on new assignments over the last several quarters and 60-basis points reflected a favorable mix of channel revenues (a higher level of retail clients) due to the Hudson IT acquisition.

Below is a tabular presentation of gross margin by sales channel for the three months ended June 30, 2016 and 2015, respectively:

Gross Margin	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Wholesale Channel	18.2%	17.3%
Retail Channel	23.3	22.4
Permanent Placements / Fees	100.0	100.0

Total gross margin	20.5%	18.8%

Wholesale channel gross margins increased by 90 basis points for the three months ended June 30, 2016 compared to the 2015 period. Higher margins on new assignments were responsible for this overall margin improvement. Retail gross margins were up 90 basis points during the three months ended June 30, 2016 compared to the corresponding 2015 period and largely reflected the impact of the Hudson IT acquisition and some margin improvement on new assignments in 2016.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the three months ended June 30, 2016 totaled $5.2 million or 15.5% of total revenues, compared to $4.9 million or 16.7% of revenues for the three months ended June 30, 2015. Excluding acquisition transaction expenses incurred in the 2015 period, SG&A expenses as a percentage of revenues in the second quarter of 2015 would have been 14.8%. This increase in SG&A as a percentage of revenues was due to the consolidation of Hudson IT, which employs a branch model that has an operating costs structure that is higher than Mastech’s centralized business model.

Fluctuations within SG&A expense components during the second quarter of 2016, compared to the second quarter of 2015, included the following:

•	Sales expense increased by $0.4 million in the 2016 period compared to 2015, of which the variance was attributable to the acquisition of Hudson IT.

•	Recruiting expense increased by $0.3 million in the 2016 period compared to 2015, of which almost all of the variance was attributable to the acquisition of Hudson IT.

•	General and administrative expense in 2016 was down $0.4 million from a year earlier and reflected $0.5 million of acquisition transaction expenses incurred in the 2015 period, partially offset by higher amortization expense related to the acquired intangible assets of Hudson IT.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended June 30, 2016 consisted of interest expense of $121,000 and foreign exchange losses of $18,000. For the three months ended June 30, 2015, Other Income / (Expense) consisted of interest expense of $36,000 and foreign exchange gains of $38,000. The increase in interest expense was due to higher outstanding borrowings in the second quarter of 2016 reflective of debt financing of the Hudson IT acquisition in June 2015.

Income Tax Expense:

Income tax expense for the three months ended June 30, 2016 totaled $580,000, representing an effective tax rate on pre-tax income of 38.0%, compared to $239,000 for the three months ended June 30, 2015, which represented a 38.5% effective tax rate on pre-tax income. A lower aggregate state tax rate in the second quarter of 2016 was largely responsible for the lower effective tax rate.

Results of Operations for the Six Months Ended June 30, 2016 as Compared to the Six Months Ended June 30, 2015:

Revenues:

Revenues for the six months ended June 30, 2016 totaled $65.3 million compared to $56.4 million for the corresponding six month period in 2015. This 16% year-over-year revenue increase largely reflected the June 2015 acquisition of Hudson IT. Organically, revenues declined by 7% and largely reflected a decrease in consultants on billing.

Below is a tabular presentation of revenues by sales channel for the six months ended June 30, 2016 and 2015, respectively:

Revenues (Amounts in millions)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Wholesale Channel	$39.0	$42.4
Retail Channel	26.2	13.8
Permanent Placements / Fees	0.1	0.2

Total revenues	$65.3	$56.4

Revenues from our wholesale channel decreased approximately 8% in the six month period ended June 30, 2016 compared to the corresponding 2015 period. Lower revenues from our integrator clients (down 16%), was partially offset by revenue increases at our staffing clients (up 1%). A lower new assignment win ratio and fewer project opportunities from our integrator partners negatively impacted our revenue performance in this channel. Retail channel revenues increased 90% during the six months ended June 30, 2016 compared to the period one-year earlier. The Hudson IT acquisition was responsible for the entire improvement. Permanent placement / fee revenues were approximately $0.1 million higher in the 2015 period when compared to the first six months of 2016.

For the six months ended June 30, 2016, the Company had no clients that exceeded 10% of total revenues. For the six months ended June 30, 2015, the Company had one client that exceeded 10% of total revenues (Accenture = 11.9%).

The Company’s top ten clients represented approximately 43% and 57% of total revenues for the six months ended June 30, 2016 and 2015, respectively.

Gross Margin:

Gross profits during the six months ended June 30, 2016 totaled $13.0 million, or approximately $2.8 million higher than during the first six months of 2015. Gross profit as a percentage of revenue was 19.9% for the six month period ending June 30, 2016 compared to 18.1% during the same period of 2015. Approximately 100-basis points of this improvement reflected higher margins on new assignments over the last several quarters and 80-basis points reflected a favorable mix of channel revenues (a higher level of retail clients) due to the Hudson IT acquisition.

Below is a tabular presentation of gross margin by sales channel for the six months ended June 30, 2016 and 2015, respectively:

Gross Margin	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Wholesale Channel	17.6%	16.7%
Retail Channel	22.9	21.3
Permanent Placements / Fees	100.0	100.0

Total gross margin	19.9%	18.1%

Wholesale channel gross margins increased by 90 basis points for the six months ended June 30, 2016 compared to the 2015 period. Higher margins on new assignments were responsible for this overall margin improvement. Retail gross margins were up 160 basis points during the six months ended June 30, 2016 compared to the corresponding 2015 period and largely reflected the impact of the Hudson IT acquisition and some margin improvement on new assignments in 2016.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the six months ended June 30, 2016 totaled $11.2 million or 17.1% of total revenues, compared to $9.3 million or 16.4% of revenues for the six months ended June 30, 2015. Excluding severance costs incurred in the 2016 period of $0.8 million and excluding severance costs and acquisition transaction expenses incurred in the 2015 period of $0.9 million, SG&A expenses as a percentage of revenues would have been 15.9% and 14.8% for the six months ended June 30, 2016 and 2015, respectively. This increase in SG&A as a percentage of revenues was largely due to the consolidation of Hudson IT, which employs a branch model that has an operating costs structure that is higher than Mastech’s centralized business model.

Fluctuations within SG&A expense components during the six months of 2016, compared to the six months of 2015, included the following:

•	Sales expense increased by $1.0 million in the 2016 period compared to 2015, of which essentially the entire variance was attributable to the acquisition of Hudson IT.

•	Recruiting expense increased by $0.6 million in the 2016 period compared to 2015 of which essentially the entire variance was attributable to the acquisition of Hudson IT.

•	General and administrative expense in 2016 was up $0.3 million from a year earlier. The year-over-year increase was due to $0.5 million of higher severance cost and $0.4 million of higher amortization expense related to the acquired intangible assets of Hudson IT in the 2016 period, partially offset by $0.6 million of acquisition transaction expenses incurred in the 2015 period.

Other Income / (Expense) Components:

Other Income / (Expense) for the six months ended June 30, 2016 consisted of interest expense of $237,000 and foreign exchange losses of $20,000. For the six months ended June 30, 2015, Other Income / (Expense) consisted of interest expense of $47,000 and foreign exchange gains of $32,000. The increase in interest expense was due to higher outstanding borrowings in the six months of 2016 reflective of debt financing of the Hudson IT acquisition in June 2015.

Income Tax Expense:

Income tax expense for the six months ended June 30, 2016 totaled $586,000, representing an effective tax rate on pre-tax income of 38.0%, compared to $355,000 for the six months ended June 30, 2015, which represented a 38.1% effective tax rate on pre-tax income. A lower aggregate state tax rate in the six months ended June 30, 2016 was responsible for the lower effective tax rate.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

At June 30, 2016, we had bank debt, net of cash balances on hand, of $13.0 million and approximately $10.7 million of borrowing capacity under our existing credit facility.

Historically, we have funded our business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At June 30, 2016, our accounts receivable “days sales outstanding” (“DSOs”) measurement increased to 59-days from 57-days a quarter earlier. This measurement is on the high end of our projected range and we should expect some decline during the second half of the year.

We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility should be adequate to fund our business needs and debt service obligations over the next twelve months.

Cash flows provided by (used in) operating activities:

Cash (used in) operating activities for the six months ended June 30, 2016 totaled ($1.2 million) compared to cash provided by operating activities of $1.2 million during the six months ended June 30, 2015. Elements of cash flows in the 2016 period were net income of $1.0 million, non-cash charges of $0.7 million, and an increase in operating working capital levels of ($2.9 million). During the six months ended June 30, 2015, elements of cash flows were net income of $0.6 million, non-cash charges of $0.2 million and a decrease in operating working capital levels of $0.4 million. The operating working capital increases in 2016 reflected amended payment terms on several major clients and higher operating working capital levels in support of 2016 revenue growth.

Cash flows used in investing activities:

Cash used in investing activities for the six months ended June 30, 2016 was $40,000 compared to $17.1 million for the six months ended June 30, 2015. In 2016, capital expenditures essentially accounted for our total cash needs. In 2015, cash used in investing activities consisted of $17.0 million to complete our acquisition of Hudson IT and $0.1 million for capital expenditures.

Cash flows provided by financing activities:

Cash provided by financing activities for the six months ended June 30, 2016 totaled $1.2 million and consisted of borrowings under our revolving credit facility of $2.1 million, partially offset by debt payments on our term loan of ($0.9 million). Cash provided by financing activities for the six months ended June 30, 2015 totaled $13.7 million and largely consisted of an increase in bank debt of $13.9 million to finance our Hudson IT acquisition. Additional usage of funds related to financing activities in the six months ended June 30, 2015 included the purchase of treasury shares of $0.2 million and the payment of deferred financing expenses of $0.1 million, partially offset by cash generated from stock options / restricted share activities.

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

Concurrent with the Company’s June 15, 2015 borrowings under its $9 million term loan facility, we entered into a five-year interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. Under the swap contracts, the Company pays interest at a fixed rate of 1.515% and receives interest at a variable rate equal to the daily U.S. LIBOR rate on a notional amount of $5 million. Both the debt and the swap contacts mature in 60-monthly installments commencing on July 1, 2015. These swap contacts have been designed as cash flow hedging instruments.

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

Changes in Internal Control over Financial Reporting

There has been no change in Mastech’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2015.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our Common Stock repurchased during the quarter ended June 30, 2016 is set forth in the following table:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (1)
April 1, 2016 – April 30, 2016	—	—	—	472,238
May 1, 2016 – May 31, 2016	—	—	—	472,238
June 1, 2016 – June 30, 2016	—	—	—	472,238

Total	—	—	—

(1)	Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws through December 22, 2016.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1†	Amended and Restated Executive Employment Agreement, dated as of April 26, 2016, by and among Mastech, Inc., Mastech Holdings, Inc. and Vivek Gupta filed as Exhibit 10.1 to Mastech’s Form 10-Q for the three months ended March 31, 2016, filed on May 11, 2016 and herein incorporated by reference.

10.2†	Mastech Holdings, Inc. Stock Incentive Plan (as Amended and Restated) is filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Designates a management contract of the Registrant or a compensation plan or arrangement for its executive officers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of August 2016.

MASTECH HOLDINGS, INC.

August 12, 2016	/s/ VIVEK GUPTA
Vivek Gupta Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer
(Principal Financial Officer)

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1†	Amended and Restated Executive Employment Agreement, dated as of April 26, 2016, by and among Mastech, Inc., Mastech Holdings, Inc. and Vivek Gupta filed as Exhibit 10.1 to Mastech’s Form 10-Q for the three months ended March 31, 2016, filed on May 11, 2016 and herein incorporated by reference.

10.2†	Mastech Holdings, Inc. Stock Incentive Plan (as Amended and Restated) is filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Designates a management contract of the Registrant or a compensation plan or arrangement for its executive officers.