Form 10-Q
period 2016-09-30
Mastech Digital, Inc.
filed 2016-11-10
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-34099

MASTECH DIGITAL, INC.

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2016 was 4,470,965.

MASTECH DIGITAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$34,263	$34,565	$99,606	$90,930
Cost of revenues	27,366	27,686	79,707	73,849

Gross profit	6,897	6,879	19,899	17,081
Selling, general and administrative expenses	5,303	5,356	16,506	14,611

Income from operations	1,594	1,523	3,393	2,470
Interest (expense), net	(116)	(125)	(353)	(172)
Other income (expense), net	(4)	1	(24)	33

Income before income taxes	1,474	1,399	3,016	2,331
Income tax expense	550	512	1,136	867

Net income	$924	$887	$1,880	$1,464

Earnings per share:
Basic	$.21	$.20	$.43	$.34

Diluted	$.21	$.20	$.42	$.33

Weighted average common shares outstanding:
Basic	4,405	4,341	4,371	4,334

Diluted	4,493	4,438	4,469	4,438

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$924	$887	$1,880	$1,464
Other comprehensive income (loss):
Net unrealized gain/(loss) on currency forward contracts	—	(1)	—	11
Net unrealized gain/(loss) on interest rate swap contracts	18	(24)	(17)	(62)

Total pretax net unrealized gain/(loss)	18	(25)	(17)	(51)
Income tax (benefit)	7	(10)	(7)	(20)

Total other comprehensive gain/(loss), net of taxes	11	(15)	(10)	(31)

Total comprehensive income	$935	$872	$1,870	$1,433

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$738	$848
Accounts receivable, net of allowance for uncollectible accounts of $338 in 2016 and $313 in 2015	20,877	16,394
Unbilled receivables	3,512	2,796
Prepaid and other current assets	828	587
Deferred income taxes	175	217

Total current assets	26,130	20,842
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,175	1,142
Enterprise software	645	645
Leasehold improvements	347	342

	2,167	2,129
Less – accumulated depreciation and amortization	(1,591)	(1,473)

Net equipment, enterprise software, and leasehold improvements	576	656
Deferred income taxes	26	92
Deferred financing costs, net	68	97
Non-current deposits	231	237
Goodwill	8,427	8,427
Intangible assets, net	7,516	8,126

Total assets	$42,974	$38,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,800	$1,800
Accounts payable	2,073	2,213
Accrued payroll and related costs	5,957	5,965
Accrued income taxes	34	1,014
Other accrued liabilities	558	603
Deferred revenue	174	341

Total current liabilities	10,596	11,936

Long-term liabilities:
Long-term debt, less current portion	14,262	10,738

Total liabilities	24,858	22,674
Commitments and contingent liabilities (Note 4)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 125,000,000 shares authorized and 5,244,893 shares issued as of September 30, 2016 and 5,169,143 shares issued as of December 31, 2015	53	52
Additional paid-in-capital	13,564	13,114
Retained earnings	8,657	6,777
Accumulated other comprehensive loss	(29)	(19)
Treasury stock, at cost; 817,796 shares as of September 30, 2016 and 816,638 shares as of December 31, 2015	(4,129)	(4,121)

Total shareholders’ equity	18,116	15,803

Total liabilities and shareholders’ equity	$42,974	$38,477

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$1,880	$1,464
Adjustments to reconcile net income to cash provided by ( used in) operating activities:
Depreciation and amortization	763	402
Bad debt expense	25	—
Interest amortization of deferred financing costs	29	20
Stock-based compensation expense	298	299
Deferred income taxes, net	108	(11)
(Gain) on derivative contract	—	(20)
Working capital items:
Accounts receivable and unbilled receivables	(5,224)	(4,903)
Prepaid and other current assets	(235)	108
Accounts payable	(140)	1,434
Accrued payroll and related costs	(8)	42
Other accrued liabilities	(1,041)	220
Deferred revenue	(167)	(30)

Net cash flows (used in) operating activities	(3,712)	(975)

INVESTING ACTIVITIES:
Acquisition of Hudson IT	—	(16,987)
Recovery of non-current deposits	6	37
Capital expenditures	(73)	(132)

Net cash flows (used in) investing activities	(67)	(17,082)

FINANCING ACTIVITIES:
Borrowings on revolving credit facility, net	4,874	7,781
Borrowings on term loan facility	—	9,000
(Repayments) on term loan facility	(1,350)	(450)
Payment of deferred financing costs	—	(75)
Purchase of treasury stock	(8)	(201)
Proceeds from the exercise of stock options	49	17
Increase in excess tax benefits related to stock options / restricted shares, net	104	115

Net cash flows provided by financing activities	3,669	16,187

Net change in cash and cash equivalents	(110)	(1,870)
Cash and cash equivalents, beginning of period	848	2,568

Cash and cash equivalents, end of period	$738	$698

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

(Unaudited)

1.	Description of Business and Basis of Presentation:

References in this Quarterly Report on Form 10-Q to “we”, “our”, “Mastech Digital”, “Mastech” or “the Company” refer collectively to Mastech Digital, Inc. and its wholly-owned operating subsidiaries, which are included in these Condensed Consolidated Financial Statements (the “Financial Statements”).

Description of Business

We are a provider of IT staffing and digital transformation services. Our IT staffing business combines technical expertise with business process experience to deliver a broad range of services within business intelligence / data warehousing; service oriented architecture; web services; enterprise resource planning & customer resource management; eBusiness solutions; mobile applications; data management and analytics; and the implementation and support for cloud-based applications. We work with businesses and institutions with significant IT spending and recurring staffing service needs. We also support smaller organizations with their “project focused” temporary IT staffing requirements. Our services span a broad range of industry verticals including: automotive; consumer products; education; financial services; government; healthcare; manufacturing; retail; technology; telecommunications; transportation; and utilities.

Recent Developments

On September 12, 2016, the Company announced that it changed its name to Mastech Digital, Inc. The name change was part of the Company’s rebranding initiative that reflects its ongoing transformation into a digital technologies company. The rebranding also included a change in the Company’s logo and a refreshed corporate website. The effective date of the name change with the NYSE MKT was September 15, 2016. The ticker symbol “MHH” for its common stock listing remained the same.

Accounting Principles

The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the SEC on March 25, 2016. Additionally, our operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016 or for any other period.

Principles of Consolidation

The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the nine months ended September 30, 2016.

Segment Reporting

The Company has one reportable segment in accordance with ASC Topic 280 “Disclosures About Segments of an Enterprise and Related Information”.

2.	Business Combinations

On June 15, 2015, the Company completed the cash acquisition of Hudson Global Resources Management, Inc.’s U.S. IT staffing business (“Hudson IT”). The acquisition supports Mastech Digital’s growth strategy as a premier provider of IT staffing services by expanding its existing client base, increasing its domestic recruitment capabilities and strengthening its management talent. The acquisition was structured as an asset purchase and was accounted for using the acquisition method of accounting. The acquisition method of accounting requires that the assets acquired and liabilities assumed be measured at their fair values as of the closing date.

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

The Company incurred $25,000 of direct transaction costs related to the acquisition for the three months ended September 30, 2015 and $624,000 for the nine months ended September 30, 2015. These costs are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Included in the Condensed Consolidated Statement of Operations for the three and nine month periods ended September 30, 2016 are revenues of $7.9 million and $22.2 million, respectively, and net income of approximately $0.4 million and $1.1 million, respectively, applicable to the Hudson IT operations. Included in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2015 were revenues of $7.5 million and $8.8 million, and net income of approximately $0.4 million and $0.5 million, respectively, applicable to the Hudson IT operations.

The following reflects the Company’s unaudited pro forma results had the results of Hudson IT been included for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Amounts in Thousands)		(Amounts in Thousands)
Revenue	$34,263	$34,565	$99,606	$104,659
Net income	$924	$887	$1,880	$1,720
Earnings per share - diluted	$.21	$.20	$.42	$.39

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

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Intangible assets were comprised of the following as of September 30, 2016:

	As of September 30, 2016
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
Client relationships	12	$7,999	$861	$7,138
Covenant-not-to-compete	5	319	82	237
Trade name	3	249	108	141

Total Intangible Assets		$8,567	$1,051	$7,516

Amortization expense for the three and nine month periods ended September 30, 2016 was $204,000 and $610,000 respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Amortization expense for the three and nine month periods ended September 30, 2015 was $203,000 and $237,000.

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S. based salaried employees. Concurrent with the acquisition of Hudson IT, the Company expanded employee eligibility under the Retirement Plan to include all U.S. based W-2 hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. For employees that were enrolled in the Hudson Employee Retirement Savings Plan under the Code at the acquisition date, the Company provides a matching contribution of 50% of the first 6% of the participant’s contributed pay, subject to vesting based on the combined tenure with Hudson and Mastech Digital. For all other employees, the Company did not provide for any matching contributions for the nine months ended September 30, 2016 and September 30, 2015. Mastech Digital’s total contributions to the Retirement Plan for the three and nine months ended September 30, 2016 related to the Hudson IT employees totaled approximately $27,000 and $82,000, respectively. Mastech Digital’s contributions to the Retirement Plan for the three and nine months ended September 30, 2015 related to the Hudson IT employees totaled approximately $23,000 and $24,000, respectively.

6.	Stock-Based Compensation

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 1,400,000 shares of the Company’s Common Stock shall be allocated for issuance to directors, officers and key personnel. The most recent amendment, approved by shareholder vote at the Company’s Annual Meeting of Shareholders on May 18, 2016 increased the number of shares of Common Stock that may be issued pursuant to the Plan by 200,000 shares to a total of 1,400,000. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three and nine months ended September 30, 2016, there were 85,000 and 335,000 stock options grants made under the Plan. Additionally, during the nine months ended September 30, 2016, approximately 79,000 performance shares expired unvested, as the underlying performance objective was not achieved. These shares are available for future grants under the Plan. During the three and nine months ended September 30, 2015, there were 0 and 18,000 restricted stock grants made under the Plan. As of September 30, 2016 and December 31, 2015, there were 104,000 and 160,000 shares, respectively, available for grants under the Plan.

Stock-based compensation expense for the three months ended September 30, 2016 and 2015 was $113,000 and $106,000, respectively, and for the nine months ended September 30, 2016 and 2015 was $298,000 and $299,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2016, the Company issued 71,250 and 75,750 shares, respectively, related to the vesting of restricted stock and the exercising of stock options. During the three and nine months ended September 30, 2015, the Company issued 11,250 shares and 62,145 shares, respectively, related to the exercise of stock options and vesting of restricted stock and performance shares.

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

The Company has pledged substantially all of its assets in support of the credit facility. The loan agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s leverage ratio and fixed charge ratio (as defined under the loan agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of September 30, 2016, the Company was in compliance with all provisions under the facility.

In connection with securing the Amendment, the Company paid a commitment fee and incurred transaction costs totaling $75,000, which are being amortized as interest expense over the lives of the facilities. During first quarter of 2016, we adopted ASU 2015-03 and ASU 2015-15 which resulted in no change to our presentation of these costs as the majority of our debt issuance costs related to our line of credit continue to be presented as an asset on our balance sheet under the caption “Deferred financing costs, net”.

As of September 30, 2016, the Company’s outstanding borrowings under the credit facility for revolving credit loans totaled $9.3 million and unused borrowing capacity available was $7.7 million. The Company’s outstanding borrowings under the term loan were $6.8 million at September 30, 2016. The Company believes the eligible borrowing base on the revolving credit facility will not fall below current outstanding borrowings for a period of time exceeding one year and has classified the $9.3 million outstanding debt balance at September 30, 2016 as long-term.

8.	Income Taxes

The components of income before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Amounts in Thousands)		(Amounts in Thousands)
Income before income taxes:
Domestic	$1,474	$1,399	$3,016	$2,331
Foreign	—	—	—	—

Income before income taxes	$1,474	$1,399	$3,016	$2,331

While all of the Company’s revenues and income is generated within the United States, the Company does have a foreign subsidiary in India which provides recruitment services to its U.S. operations. Accordingly, the Company allocates a portion of its income to this subsidiary based on a “transfer pricing” model. No provision for U.S. income taxes has been made for the undistributed earnings of its Indian subsidiary as of September 30, 2016, as those earnings are expected to be permanently reinvested outside the U.S. If these foreign earnings were to be repatriated in the future, the U.S. tax liability may be reduced by any foreign income taxes previously paid on such earnings, which would make this U.S. tax liability immaterial. The determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The provision for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Amounts in Thousands)		(Amounts in Thousands)
Current provision:
Federal	$349	$386	$932	$816
State	25	14	89	62

Total current provision	374	400	1,021	878

Deferred provision:
Federal	155	97	102	(10)
State	21	15	13	(1)

Total deferred provision (benefit)	176	112	115	(11)

Total provision for income taxes	$550	$512	$1,136	$867

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three and nine months ended September 30, 2016 and 2015 were as follows (amounts in thousands):

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
Income taxes computed at the federal statutory rate	$501	34.0%	$476	34.0%
State income taxes, net of federal tax benefit	46	3.1	29	2.1
Other – net	3	0.2	7	0.5

	$550	37.3%	$512	36.6%

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
Income taxes computed at the federal statutory rate	$1,025	34.0%	$793	34.0%
State income taxes, net of federal tax benefit	102	3.4	61	2.6
Other – net	9	0.3	13	0.6

	$1,136	37.7%	$867	37.2%

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, are as follows:

(Amounts in thousands)	Nine Months Ended September 30, 2016
Balance as of December 31, 2015	$135
Additions related to current period	19
Additions related to prior periods	—
Reductions related to prior periods	(27)

Balance as of September 30, 2016	$127

Although it is difficult to anticipate the final outcome of these uncertain tax positions, the Company believes that the total amount of unrecognized tax benefits could be reduced by approximately $33,000 during the next twelve months due to the expiration of the statutes of limitation.

9.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

Concurrent with the Company’s June 15, 2015 borrowings under the $9 million term loan facility, the Company entered into a five-year interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. Under the swap contracts, the Company pays interest at a fixed rate of 1.515% and receives interest at a variable rate equal to the daily U.S. LIBOR rate on a notional amount of $5,000,000. Both the debt and the swap contracts mature in 60-monthly installments commencing on July 1, 2015. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Condensed Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of interest-rate swap contracts deemed ineffective are recognized in the Condensed Consolidated Statements of Operations as interest expense. The fair value of the interest-rate swap contracts at September 30, 2016 was a liability of $48,000 and is reflected in the Condensed Consolidated Balance Sheet as other current liabilities.

Foreign Currency Risk Management

During 2012 through 2015, the Company entered into foreign currency forward contracts (“derivative contracts”) to mitigate and manage the risk of changes in foreign exchange rates related to highly probable expenditures in support of its Indian-based global recruitment operations. These forward contracts were designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. In December 2015, the decision was made not to hedge the Indian rupee in 2016 given that the likelihood of an expanding interest rate environment in the U.S. should mitigate any material appreciation in the Indian rupee relative to the U.S. dollar. Thus, at September 30, 2016 there were no outstanding currency hedge positions.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income are as follows (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Location of Gain / (Loss) reclassified in Income (Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income (Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
For the Three Months Ended September 30, 2016:
Interest- Rate Swap Contract	$18	Interest Expense	$(10)	Interest Expense	$—
For the Nine Months Ended September 30, 2016:
Interest- Rate Swap Contract	$(17)	Interest Expense	$(32)	Interest Expense	$—
For the Three Months Ended September 30, 2015:
Currency Forward Contracts	$(1)	SG&A Expense	$(26)	Other Income/(Expense)	$19
Interest- Rate Swap Contract	$(24)	Interest Expense	$(16)	Interest Expense	$—
For the Nine Months Ended September 30, 2015:
Currency Forward Contracts	$11	SG&A Expense	$(43)	Other Income/(Expense)	$62
Interest- Rate Swap Contract	$(62)	Interest Expense	$(19)	Interest Expense	$—

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2016		December 31, 2015
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest-Rate Swap Contracts	Other Current Liabilities	$48	Other Current Liabilities	$31

The estimated amount of pretax losses as of September 30, 2016 that is expected to be reclassified from other comprehensive income (loss) into earnings within the next 12 months is approximately ($0.1 million).

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

At September 30, 2016 and December 31, 2015, the Company carried the following financial liabilities at fair value measured on a recurring basis (in thousands):

	Fair Value as of September 30, 2016
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$0	$(48)	$0	$(48)

	Fair Value as of December 31, 2015
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$0	$(31)	$0	$(31)

11.	Shareholders’ Equity

As of September 30, 2016, the Company had 472,238 shares available for purchase under its existing share repurchase program. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws through December 22, 2016. During the nine months ended September 30, 2016, the Company did not repurchase any shares under this program. During the three months ended September 30, 2015, the Company repurchased no shares of common stock under this program. During the nine months ended September 30, 2015, the Company repurchased 12,654 shares of common stock under this program at an average price of $9.49 per share.

Additionally, during the three and nine months ended September 30, 2016, the Company repurchased 1,158 shares to satisfy employee tax obligations related to the vesting of restricted shares at an average price of $6.80. During the three and nine months ended September 30, 2015, the Company repurchased 0 shares and 8,237 shares, respectively, to satisfy employee tax obligations related to the vesting of performance shares at a price of $9.74.

12.	Revenue Concentration

For the three months ended September 30, 2016, the Company had one client that exceeded 10% of total revenues (CGI = 11.0%). For the three months ended September 30, 2015, the Company had no clients that exceeded 10% of total revenues. For the nine months ended September 30, 2016, the Company had no clients that exceeded 10% of total revenues. For the nine months ended September 30, 2015, the Company had one client that exceeded 10% of total revenues (Accenture = 10.8%).

The Company’s top ten clients represented approximately 45% and 47% of total revenues for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, the Company’s top ten clients represented approximately 44% and 52% of total revenues, respectively.

13.	Earnings Per Share

The computation of basic earnings per share is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.

For the three months ended September 30, 2016, there were 4,759 anti-dilutive stock options excluded from the computation of diluted earnings per share. For the nine months ended September 30, 2016, there were 200,014 anti-dilutive stock options excluded from the computation of diluted earnings per share. For the three and nine months ended September 30, 2015, there were no anti-dilutive stock options excluded from the computation of diluted earnings per share.

14.	Severance Charges

During the three and nine month periods ending September 30, 2016, the Company incurred no severance costs and $780,000 (pre-tax) of severance costs, respectively. These severance costs related to several changes in executive leadership. The Company incurred severance costs of $305,000 (pre-tax) in the nine month period ended September 30, 2015 related to a change in sales leadership. No severance costs were incurred during the three months ended September 30, 2015.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” Current U.S. GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Accordingly, we plan to adopt this ASU on January 1, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The main difference between the current requirement under U.S. GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of the lease payment. The lease asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on the criteria that are largely similar to those applied in current lease accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently assessing the potential impact of ASU 2016-02 and expect adoption will have a material impact on our consolidated financial condition and results of operations. Contractual obligations on lease arrangements as of September 30, 2016 approximated $3.5 million.

In March, 2016, the FASB issued ASU 2016-09 “Compensation – Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting”. The FASB issued this Update as part of its Simplification Initiative whose objective is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Notwithstanding the effects of stock market volatility, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements. The excess tax benefit from stock-based compensation arrangements was approximately $104,000 and $115,000 for the nine months ended September 30, 2016 and 2015, respectively.

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments”. Current U.S. GAAP either is unclear or does not include specific guidance on eight specific cash flow classification issues included in the amendments in this Update. The Update addresses these cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

Website Access to SEC Reports:

The Company’s website is www.mastechdigital.com. The Company’s Annual Report on Form 10-K for the year ended December 31, 2015, current reports on Form 8-K and all other reports filed with the SEC, are available free of charge on the Investor Relations page. The website is updated as soon as reasonably practical after such reports are filed electronically with the SEC.

Recent Developments:

On September 12, 2016, the Company announced that it changed its name to Mastech Digital, Inc. The name change was part of the Company’s rebranding initiative that reflects its ongoing transformation into a digital technologies company. The rebranding also included a change in the Company’s logo and a refreshed corporate website. The effective date of the name change with the NYSE MKT was September 15, 2016. The ticker symbol “MHH” for its common stock listing remained the same.

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies and critical accounting estimates are described in Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to these critical accounting policies during the nine months ended September 30, 2016.

Overview:

We are a domestic provider of IT staffing and digital transformation services to mostly large and medium-sized organizations. The Company’s IT staffing services span across digital and mainstream technologies while its digital transformation services include Salesforce.com, SAP HANA and Digital Learning services. We do not sell, lease or otherwise market computer software or hardware, and 100% of our revenue is derived from the sale of IT staffing and digital transformation services.

Our IT service business combines technical expertise with business process experience to deliver a broad range of services within business intelligence / data warehousing; service oriented architecture; web services; enterprise resource planning & customer resource management; e-Business solutions; mobile applications; data management and analytics; and the implementation and support for cloud-based applications. We provide our services across various industry verticals including: automotive; consumer products; education; financial services; government; healthcare; manufacturing; retail; technology; telecommunications; transportation; and utilities.

We have one operating segment. Thus, no segment related disclosures are presented. We do, however, track and evaluate our revenues and gross profits by three distinct sales channels: wholesale; retail; and permanent placements / fees. Our wholesale channel consists of system integrators and other staffing firms with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. Our retail channel focuses on clients that are end-users of IT staffing services. Within the retail channel are end-user clients that have retained a third party to provide vendor management services, commonly known in the industry as Managed Service Providers (“MSP”). Our digital transformation services offerings are sold to clients within both the wholesale and retail sales channels. While we have the ability to deliver our digital transformation services on a managed solutions basis, essentially all of our assignments to date have been delivered as staffing engagements. Permanent placement / fee revenues are incidental revenues derived as by-product opportunities of conducting our core contract staffing business.

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the second half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. In 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. In 2011 and 2012, activity levels continued to trend up in most technologies and sales channels. During 2013, 2014 and 2015, we continued to see a steady flow of solid activity in our contract staffing business; however, tightness in the supply side (skilled IT professionals) of our business in 2014 and 2015 negatively impacted our new assignment successes. Solid activity levels continued during the nine months of 2016. However, recruitment challenges remain due to the tightness in supply of skilled IT professionals.

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

Results of Operations for the Three Months Ended September 30, 2016 as Compared to the Three Months Ended September 30, 2015:

Revenues:

Revenues for the three months ended September 30, 2016 totaled $34.3 million compared to $34.6 million in the corresponding three month period of 2015. Our small revenue decline from a year earlier was due to a modest decline of consultants on billing, partially offset by a slightly higher average bill rate in the 2016 period. The consultants on billing decrease reflected the net impact of an increase of 38-consultants during the first nine months of 2016, and a 47-consultant decline during the fourth quarter of 2015. Accordingly, at September 30, 2016 our billable consultant headcount totaled 884 consultants compared to 893 consultants, one-year earlier. Our average bill rate in the third quarter of 2016 was up to $75.15/hour compared to $74.87/hour in the corresponding quarter of 2015.

Below is a tabular presentation of revenues by sales channel for the three months ended September 30, 2016 and 2015, respectively:

Revenues (Amounts in millions)	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Wholesale Channel	$20.4	$21.0
Retail Channel	13.8	13.4
Permanent Placements / Fees	0.1	0.2

Total revenues	$34.3	$34.6

Revenues from our wholesale channel decreased approximately 3% during the three month period ended September 30, 2016 compared to the corresponding 2015 period. Lower revenues from both our integrator clients (down 4%) and staffing clients (down 2%) were responsible for this revenue variance. A slightly lower new assignment win ratio due to a tighter supply of available skilled IT professionals in the marketplace and fewer project opportunities from our integrator partners negatively impacted our revenue performance in this channel. Retail channel revenues increased 3% during the three months ended September 30, 2016 compared to the period one-year earlier. Higher revenues from end-user clients were largely offset by lower revenues from MSP clients. The lower new assignment win ratio mentioned above has keenly impacted our revenue performance at several larger MSP accounts. Permanent placement / fee revenues were approximately $0.1 million lower in the 2016 period compared to the 2015 period.

For the three months ended September 30, 2016, the Company had one client that exceeded 10% of total revenues (CGI = 11.0%). For the three months ended September 30, 2015, the Company had no clients that exceeded 10% of total revenues.

The Company’s top ten clients represented approximately 45% and 47% of total revenues for the three months ended September 30, 2016 and 2015, respectively.

Gross Margin:

Gross profits in the third quarter of 2016 totaled $6.9 million, which was in line with the $6.9 million reported in the third quarter of 2015. Gross profit as a percentage of revenue was 20.1% for the three month period ending September 30, 2016 compared to 19.9% during the same period of 2015. This 20-basis point improvement largely reflected higher margins on new assignments over the last several quarters.

Below is a tabular presentation of gross margin by sales channel for the three months ended September 30, 2016 and 2015, respectively:

Gross Margin	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Wholesale Channel	18.1%	17.5%
Retail Channel	22.6	22.8
Permanent Placements / Fees	100.0	100.0

Total gross margin	20.1%	19.9%

Wholesale channel gross margins increased by 60 basis points for the three months ended September 30, 2016 compared to the 2015 period. Higher margins on new assignments were responsible for this overall margin improvement. Retail gross margins were down 20 basis points during the three months ended September 30, 2016 compared to the corresponding 2015 period and largely reflected tighter margins on new assignments at several of our larger MPS clients over the past several quarters.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the three months ended September 30, 2016 totaled $5.3 million or 15.5% of total revenues, compared to $5.4 million or 15.5% of revenues for the three months ended September 30, 2015.

Fluctuations within SG&A expense components during the third quarter of 2016, compared to the third quarter of 2015, included the following:

•	Sales expense in the 2016 period was flat when compared to 2015.

•	Recruiting expense in the 2016 period was flat when compared to 2015.

•	General and administrative expense in 2016 was down $0.1 million from a year earlier and reflected lower travel expenses in the 2016 period when compared to 2015.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended September 30, 2016 consisted of interest expense of $116,000 and foreign exchange losses of $4,000. For the three months ended September 30, 2015, Other Income / (Expense) consisted of interest expense of $125,000 and foreign exchange gains of $1,000. The decline in interest expense was due to lower outstanding borrowings in the third quarter of 2016 when compared to the 2015 period.

Income Tax Expense:

Income tax expense for the three months ended September 30, 2016 totaled $550,000, representing an effective tax rate on pre-tax income of 37.3%, compared to $512,000 for the three months ended September 30, 2015, which represented a 36.6% effective tax rate on pre-tax income. A higher aggregate state tax rate in the third quarter of 2016 was largely responsible for the higher effective tax rate.

Results of Operations for the Nine Months Ended September 30, 2016 as Compared to the Nine Months Ended September 30, 2015:

Revenues:

Revenues for the nine months ended September 30, 2016 totaled $99.6 million compared to $90.9 million for the corresponding nine month period in 2015. This 10% year-over-year revenue increase largely reflected the June 2015 acquisition of Hudson IT. Organically, revenues declined by 6% and largely reflected a lower number of billable consultants on assignments.

Below is a tabular presentation of revenues by sales channel for the nine months ended September 30, 2016 and 2015, respectively:

Revenues (Amounts in millions)	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Wholesale Channel	$59.4	$63.4
Retail Channel	40.0	27.2
Permanent Placements / Fees	0.2	0.3

Total revenues	$99.6	$90.9

Revenues from our wholesale channel decreased approximately 6% in the nine month period ended September 30, 2016 compared to the corresponding 2015 period. Lower revenues from our integrator clients (down 12%) reflected a lower new assignment win ratio and fewer project opportunities from our integrator partners. Revenues from our IT staffing clients were flat in the 2016 period compared to 2015. Retail channel revenues increased 47% during the nine months ended September 30, 2016 compared to the period one-year earlier. The Hudson IT acquisition was responsible for the entire improvement. Permanent placement / fee revenues were approximately $0.1 million higher in the 2015 period when compared to the first nine months of 2016.

For the nine months ended September 30, 2016, the Company had no clients that exceeded 10% of total revenues. For the nine months ended September 30, 2015, the Company had one client that exceeded 10% of total revenues (Accenture = 11.8%).

The Company’s top ten clients represented approximately 44% and 52% of total revenues for the nine months ended September 30, 2016 and 2015, respectively.

Gross Margin:

Gross profits during the nine months ended September 30, 2016 totaled $19.9 million, or approximately $2.8 million higher than during the first nine months of 2015. Gross profit as a percentage of revenue was 20.0% for the nine month period ending September 30, 2016 compared to 18.8% during the same period of 2015. Approximately 80-basis points of this improvement reflected higher margins on new assignments over the last several quarters and approximately 40-basis points reflected a favorable mix of channel revenues (a higher level of retail clients) due to the Hudson IT acquisition.

Below is a tabular presentation of gross margin by sales channel for the nine months ended September 30, 2016 and 2015, respectively:

Gross Margin	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Wholesale Channel	17.7%	17.0%
Retail Channel	22.8	22.0
Permanent Placements / Fees	100.0	100.0

Total gross margin	20.0%	18.8%

Wholesale channel gross margins increased by 70 basis points for the nine months ended September 30, 2016 compared to the 2015 period. Higher margins on new assignments were responsible for this overall margin improvement. Retail gross margins were up 80 basis points during the nine months ended September 30, 2016 compared to the corresponding 2015 period and largely reflected the impact of the Hudson IT acquisition and some margin improvement on new assignments in 2016.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the nine months ended September 30, 2016 totaled $16.5 million or 16.6% of total revenues, compared to $14.6 million or 16.1% of revenues for the nine months ended September 30, 2015. Excluding severance costs incurred in the 2016 period of $0.8 million and excluding severance costs and acquisition transaction expenses incurred in the 2015 period of $0.9 million, SG&A expenses as a percentage of revenues would have been 15.8% and 15.0% for the nine months ended September 30, 2016 and 2015, respectively. This increase in SG&A as a percentage of revenues was largely due to the consolidation of Hudson IT, which employs a branch model that has an operating costs structure that is higher than Mastech Digital’s centralized business model. In the 2015 period, these expenses were included in our financial results effective June 15th and for the 2016 period these expenses were included for the entire nine-month period.

Fluctuations within SG&A expense components during the first nine months of 2016, compared to the nine months of 2015, included the following:

•	Sales expense increased by $1.0 million in the 2016 period compared to 2015, of which essentially the entire variance was attributable to the acquisition of Hudson IT.

•	Recruiting expense increased by $0.6 million in the 2016 period compared to 2015, of which essentially the entire variance was attributable to the acquisition of Hudson IT.

•	General and administrative expense in 2016 increased by $0.3 million from a year earlier. The year-over-year increase was due to $0.5 million of higher severance cost and $0.4 million of higher amortization expense related to the acquired intangible assets of Hudson IT in the 2016 period, partially offset by $0.6 million of acquisition transaction expenses incurred in the 2015 period.

Other Income / (Expense) Components:

Other Income / (Expense) for the nine months ended September 30, 2016 consisted of interest expense of $353,000 and foreign exchange losses of $24,000. For the nine months ended September 30, 2015, Other Income / (Expense) consisted of interest expense of $172,000 and foreign exchange gains of $33,000. The increase in interest expense was due to higher average outstanding borrowings in the first nine months of 2016 reflective of debt financing of the Hudson IT acquisition in June 2015.

Income Tax Expense:

Income tax expense for the nine months ended September 30, 2016 totaled $1.1 million, representing an effective tax rate on pre-tax income of 37.7%, compared to $867,000 for the nine months ended September 30, 2015, which represented a 37.2% effective tax rate on pre-tax income. A higher aggregate state tax rate in the nine months ended September 30, 2016 was responsible for the higher effective tax rate.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

At September 30, 2016, we had bank debt, net of cash balances on hand, of $15.3 million and $7.7 million of borrowing capacity under our existing credit facility.

Historically, we have funded our business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At September 30, 2016, our accounts receivable “days sales outstanding” (“DSOs”) measurement improved to 58-days from 59-days a quarter earlier.

We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility should be adequate to fund our business needs and debt service obligations over the next twelve months, exclusive of any potential acquisition activity.

Cash flows provided by (used in) operating activities:

Cash (used in) operating activities for the nine months ended September 30, 2016 totaled ($3.7 million) compared to cash (used in) operating activities of ($1.0 million) during the nine months ended September 30, 2015. Elements of cash flows in the 2016 period were net income of $1.9 million, non-cash charges of $1.2 million, and an increase in operating working capital levels of ($6.8 million). During the nine months ended September 30, 2015, elements of cash flows were net income of $1.5 million, non-cash charges of $0.7 million and an increase in operating working capital levels of ($3.2 million). The operating working capital increases in 2016 reflected amended payment terms on several major clients and higher operating working capital levels in support of 2016 revenue growth. The operating working capital increase in 2015 was applicable to our acquisition of Hudson IT.

Cash flows used in investing activities:

Cash used in investing activities for the nine months ended September 30, 2016 was $67,000 compared to $17.1 million for the nine months ended September 30, 2015. In 2016, capital expenditures essentially accounted for our total cash needs. In 2015, cash used in investing activities consisted of $17.0 million to complete our acquisition of Hudson IT and $0.1 million for capital expenditures.

Cash flows provided by financing activities:

Cash provided by financing activities for the nine months ended September 30, 2016 totaled $3.7 million and consisted of borrowings under our revolving credit facility of $4.9 million and cash generated from stock option activities of $0.2 million, partially offset by debt payments on our term loan of ($1.4 million). Cash provided by financing activities for the nine months ended September 30, 2015 totaled $16.2 million and largely consisted of an increase in bank debt of $16.3 million to finance our Hudson IT acquisition. Cash (used in) financing activities during the nine months ended September 30, 2015 included the purchase of treasury shares of ($0.2 million) and the payment of deferred financing expenses of ($0.1 million), partially offset by cash generated from stock options / restricted share activities of $0.2 million.

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

Changes in Internal Control over Financial Reporting

There has been no change in Mastech Digital’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2015.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our Common Stock repurchased during the quarter ended September 30, 2016 is set forth in the following table:

Period	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (2)
July 1, 2016 – July 31, 2016	1,158	$6.80	—	472,238
August 1, 2016 – August 31, 2016	—	—	—	472,238
September 1, 2016 – September 30, 2016	—	—	—	472,238

Total	1,158	$6.80	—

(1)	During the three months ended September 30, 2016, the Company purchased 1,158 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted shares. These shares were not acquired pursuant to any publicly announced purchase plan or program.

(2)	Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws through December 22, 2016.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of Mastech Digital, Inc. are incorporated by reference to Exhibit 3.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, File No. 001-34099, filed on September 12, 2016.

3.2	Amended and Restated Bylaws of Mastech Digital, Inc. are incorporated by reference to Exhibit 3.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, File No. 001-34099, filed on September 12, 2016.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of November, 2016.

MASTECH DIGITAL, INC.

November 10, 2016	/s/ VIVEK GUPTA
Vivek Gupta Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Mastech Digital, Inc. are incorporated by reference to Exhibit 3.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, File No. 001-34099, filed on September 12, 2016.

3.2	Amended and Restated Bylaws of Mastech Digital, Inc. are incorporated by reference to Exhibit 3.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, File No. 001-34099, filed on September 12, 2016.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.