Form 10-K
period 2016-12-31
Mastech Digital, Inc.
filed 2017-03-24
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016 (based on the closing price on such stock as reported by NYSE MKT on such date) was $11,529,000.

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of March 15, 2017 was 4,498,579 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for May 17, 2017 to be filed with the Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MASTECH DIGITAL, INC.

2016 FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains statements that are not historical facts and that constitute “forward looking statements” within the meaning of such terms under the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects”, “intends”, “anticipates”, “believes”, “estimates”, “assumes”, “projects” and similar expressions are intended to identify such forward-looking statements. You should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this Annual Report on Form 10-K, including those described under “Risk Factors”. These statements are based on information currently available, and we undertake no obligation to update any forward-looking statement as circumstances change.

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

Overview

Mastech Digital, Inc. (referred to in this report as “Mastech”, the “Company”, “us”, “our” or “we”) is a provider of Information Technology (“IT”) staffing for both mainstream and digital technologies, and digital transformation services. Headquartered near Pittsburgh, Pennsylvania, we have approximately 900 consultants that provide services across a broad spectrum of industry verticals. From July 1986 through September 2008, we conducted our business as subsidiaries of iGATE Corporation (“iGATE”). We do not sell, lease or otherwise market computer software or hardware, and 100% of our revenue is derived from the sale of IT staffing and digital transformation services.

Our IT staffing business combines technical expertise with business process experience to deliver a broad range of services within business intelligence / data warehousing; web services; enterprise resource planning & customer resource management; e-Business solutions; mobile applications development; social media management; data management and analytics; and the analysis and implementation of cloud-based applications. We work with businesses and institutions with significant IT spend and recurring staffing needs. We also support smaller organizations with their “project focused” temporary IT staffing requirements.

Our digital transformation services include staffing and project based services around Salesforce.com, SAP HANA and Digital Learning.

Sales and marketing of our IT staffing and digital transformation services are conducted through account executives within two sales channels (wholesale and retail). Much of these efforts employ a cost-effective telesales model, supplemented with client visits. The wholesale channel consists of system integrators and other IT staffing firm clients, with a need to supplement their abilities to attract highly-qualified temporary IT personnel. The retail channel focuses on clients that are end-users of staffing services. This channel consists of a centralized business model, which focuses on clients who have retained a third party to provide vendor management services (a “managed service provider” or “MSP”) and centralize their consultant hiring process; and a branch service model, which focuses on clients that are end-users of staffing services in select geographies within the U.S. The branch services model employs local sales and recruitment resources, aimed at establishing strong relationships with both clients and candidates. We expanded our branch service operations in 2015 as the result of our June 15, 2015 acquisition of Hudson Global Resources Management, Inc.’s U.S. IT staffing business (“Hudson IT”) which employs a branch service business model.

We recruit through global recruiting centers located in the U.S. and India that deliver a full range of recruiting and sourcing services. Our centers employ approximately 150 recruiters and sourcers that focus on recruiting U.S.-based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests from our offshore recruiting centers, with investment in sourcing and recruiting processes, expanded search coverage, round-the-clock sourcing, and frequent candidate contact, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

History and Developments

Historically, we operated as the former Professional Services segment of iGATE. Mastech Digital, Inc. was incorporated in Pennsylvania as a wholly-owned subsidiary of iGATE on June 6, 2008 in anticipation of our spin-off from iGATE. On September 30, 2008, we spun-off from iGATE and began operating as an independent public company. Our operating subsidiaries have 30 years of history as reliable providers of IT staffing services.

Established in 1986, our business model focused on importing global IT talent to the U.S. to meet the growing demand for IT professionals. In the early 2000s, the demand for IT professionals declined and the supply of IT resources quickly exceeded a declining demand curve. No longer was there a need to recruit abroad for technology talent, as supply was abundant in the U.S. Accordingly, we retooled our recruiting model to focus on the recruitment of local U.S.-based IT talent. Given our reputation with and knowledge of H1-B visas, part of our recruiting efforts focused on attracting H1-B visa holders currently in the U.S. This approach gave us access to a larger and differentiated recruiting pool compared to many of our competitors.

In 2003, we launched our offshore global recruitment center model in an effort to meet an increase in industry demand with lower cost recruiting resources. Over the last thirteen years, we have made significant investments in our offshore center to improve infrastructure, processes and effectiveness. Additionally, we have made investments in recent years in our domestic recruitment structure, primarily to support our IT retail channel.

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

On June 15, 2015, we completed the acquisition of Hudson IT. Hudson IT was a domestic IT staffing business with offices in Chicago, Boston, Tampa and Orlando. Hudson IT deployed a branch service business model that targeted clients that are direct end-users of IT staffing services. Additionally, as part of the Hudson IT acquisition, we acquired a digital learning services practice which became our second technology practice.

In 2016, we launched our third technology practice, SAP HANA and re-aligned our recruitment organization along technology streams to improve our focus on digital technologies, in addition to our proven capabilities to staff mainstream technologies.

Recent Developments

On September 12, 2016, we announced that we changed our name to Mastech Digital, Inc. The name change is part of our rebranding initiative that reflects our transformation into a digital technologies company. The rebranding also included a change in our logo and a refreshed corporate website. The effective date of the name change with the NYSE MKT was September 15, 2016. The ticker symbol “MHH” for our common stock listing remained the same following the name change.

Our Business

Our revenues are principally generated from contract staffing services that are provided on a time and material basis. Typically, we negotiate our business relationship by using one of three methods to gain agreement on the services to be provided. We either establish our relationship based on a simple standard term sheet; create a Statement of Work (“SOW”) specific to a project; or enter into a master service agreement with a client that describes the framework of our relationship. In each case, a client will submit to us positions and / or requirements that they plan on satisfying by using temporary contractors. We propose consultants to the client that we believe satisfy their needs and propose an hourly bill rate for each consultant submitted. The client will select our consultant or a competing firm’s consultant based on their view of quality, fit and pricing. Consultant specific contractual details, such as billable rates, are documented as an annex to the agreement type that is chosen by the client. While we have the ability to deliver our digital transformation services on a managed solutions basis, the majority of our assignments to date have been delivered as staffing assignments.

We generally do not enjoy exclusivity with respect to a client’s contractor needs. Most of our clients use multiple suppliers to satisfy their requirements and to ensure a competitive environment. Our success with any particular client is determined by (a) the quality and fit of our consultant; (b) our ability to deliver a quality consultant on a timely basis; and (c) pricing considerations. We recognize revenue on contract staffing assignments as services are performed (hours worked multiplied by the negotiated hourly bill rate). We invoice our clients on a weekly, bi-weekly or monthly basis, in accordance with the terms of our agreement. Typical credit terms require our invoices to be paid within 30 to 45 days of receipt by the client.

While our primary focus is on contract IT staffing and digital transformation services, we also provide permanent placement services for our clients when opportunities arise. Permanent placement revenues have historically represented less than 1% of our total revenues.

Sales and Marketing

We focus much of our marketing efforts on businesses and institutions with significant budgets and recurring staffing and digital transformation needs. We constantly look to develop relationships with new clients. In addition, we continuously work to penetrate our existing client relationships to deeper levels.

Selling is conducted through account executives within two sales channels (wholesale and retail). Our IT associates and their skillsets can be marketed within both sales channels. There are numerous occasions where an associate will end a project within one channel and immediately start a new project within the other channel. When an associate is on “paid bench” (between projects), account executives from both sales channels have the ability to market the associate within their respective client base.

The wholesale channel consists of system integrators and other IT staffing firm customers with a need to supplement their ability to attract highly-qualified temporary technical computer personnel. Over the last several years, more of our revenues have come from the wholesale channel as a percentage of total revenues. However, with the acquisition of Hudson IT, which has a strong stable of direct end-user clients in the retail channel, the wholesale channel in 2016 represented 60% of our total revenues compared to 67% in 2015 and 77% in 2014. Most of our strategic relationships in this channel are established at the vice president / sales director level. Account executives generally are responsible for expanding existing client relationships. We supplement these marketing activities through our sales organization in India, whose account executives target smaller IT staffing clients within the wholesale channel. Generally, these account executives call (telesales) on potential new customers within an assigned U.S. territory.

Our retail channel focuses on customers that are end-users of IT staffing services. Revenues from this channel represented 40% of our total revenues in 2016, which is up materially from previous years due to the Hudson IT acquisition. Account executives at our branch operations call on, and meet with, potential new customers and are also responsible for maintaining existing client relationships within their geographic territory. Account executives are paired with recruiters and both receive incentive compensation based on revenue generation activities using a localized sales and recruitment model. Within the retail channel, many end-users of IT staffing services retain a third party to provide vendor management services to centralize the consultant hiring process and reduce costs. Under this arrangement, the third-party MSP retains control of the vendor selection and vendor evaluation process, which weakens the relationship built with the client. Our lower-cost centralized telesales model and highly efficient offshore recruiting model have better positioned us to respond to the growing use of MSPs.

Digital transformation opportunities arise within both the wholesale and retail channels. In 2016, approximately 20% of our revenues were derived from digital technologies.

Permanent placement activity can be generated from both of our sales channels. However, such opportunities are largely by-products of conducting our core contract staffing business. During 2016, permanent placement fees continued to represent less than 1% of total revenues.

Recruiting

We operate seven small recruiting centers located in the U.S. and one larger facility in India that deliver a full range of recruiting and sourcing services. Our centers employ approximately 150 recruiters and sourcers that focus on recruiting U.S.-based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests faster than the competition is critical for success in our industry as most staffing firms access the same candidate pool via job boards and websites. Our offshore recruiting capabilities, with investment in sourcing and recruiting processes, expanded search coverage, around-the-clock sourcing, and frequent candidate contact, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

We have continued to invest in leading technologies and recruitment tools to enhance efficiencies. For example, we use web-based tools to expand the reach of our candidate searches. We also employ a state-of-the-

art applicant tracking system that has proprietary tool-kits and job board / internet interfacing capabilities, resulting in further operational efficiencies.

In 2016, we closed our offshore recruitment office in Bangalore, India and concentrated all of our offshore recruitment efforts exclusively in New Delhi. In late 2014, we significantly expanded our offshore recruitment offices in New Delhi which gave us the ability to nearly double our recruiter seats. This facility provides our offshore organization with state-of-the-art infrastructure and workforce amenities to attract top-quality recruiters and sourcers. This centralized offshore facility also affords us the ability to improve operational efficiencies compared to operating two offshore facilities.

We have access to a large and differentiated recruiting pool due to our brand recognition with both W-2 hourly U.S. citizens and H1-B visa holders in the U.S. Unlike most staffing firms that have a high concentration of either H1-B workers or W-2 hourly U.S. citizens, we have historically maintained a balance of H1-B and W-2 hourly employees. We believe that this balanced mix allows us to access a broader candidate pool than our primary competition.

Technology Focus of our IT Staffing and Digital Transformation Services

Our staffing delivery teams spread across the U.S. and India are segmented by technology, allowing us to reach deep and wide in our understanding of technology domains. The delivery teams work in an integrated manner to provide quality IT talent with a faster turnaround time than many of our competitors. We have long-standing engagements with marquee brands such as Saleforce.com, Inc. (“Salesforce.com”), Oracle Corporation, Accenture PLC and other premier global enterprises across various industries.

IT Staffing—Mainstream Technologies

The majority of our staffing business today comes from IT staffing around mainstream technologies. We provide services and have strategic relationships in many high demand mainstream technology areas including mobile and cloud-based applications. Our IT professionals help design, develop, integrate, maintain and support mainstream technologies in the following areas:

• Mainframes	• Open Source (JAVA)
• Databases	• Data Warehousing
• Middleware	• Microsoft (C, .NET, SQL)
• Enterprise Systems	• IT administration
• SoA and Web Services	• IT Helpdesk and Support
• Verification and Validation	• Business Analysis
• Project Management

IT Staffing—Digital Technologies

Recognizing that a new breed of IT professionals, who are adept in digital technologies, is in high demand, Mastech Digital provides its clients with a distinct set of digital technologies skill sets that encompass social, mobile, analytic, and cloud-based technologies. IT staffing for digital technologies is growing much faster than mainstream technologies, a trend that is expected to continue into the future. Digital technologies include the following areas:

• Social Analytics	• Data Engineering
• Social Blogging	• Data Analytics
• Social Campaign Management	• Decision Science
• Enterprise Mobility Strategy	• Cloud Strategy
• Mobile Application Development	• Cloud Implementation and Support

Digital Transformation Services

Our stack of Digital Transformation Services focuses on providing CRM on the cloud through Salesforce.com, driving IT efficiencies through SAP HANA and using digital methods to enhance organizational learning.

Salesforce.com: Mastech Digital has experience and exposure in building the most efficient roadmap for implementation, integration and upgrades of Salesforce.com solutions. Our expertise across the Salesforce.com product suite delivers value that contributes to the Digital Transformation of our client’s enterprise—including deployment of Sales Cloud, Service Cloud, Marketing Cloud, Force.com based applications and integration with our mainstream and ERP systems.

SAP HANA: For SAP HANA customers, the challenge in implementing or migrating to SAP HANA is in deriving strategic business benefits that improve the enterprise bottom line. To aid our customers, we have partnered with a team of experts with vast experience in SAP and SAP HANA implementations. Considered North American leaders in HANA Migrations and TCO optimization via various structured methodologies, processes and standards, the team has undertaken over sixty HANA migrations and have implemented S/4 HANA Simple Finance and S/4 HANA Enterprise as a net new install. Our ‘ROAD 2 HANA’: program is designed for customers that want to review moving to SAP HANA in the most optimal manner, i.e. highest quality at the lowest cost. Our experience accompanied with our methodologies, provides highly tailored solutions that continue to make the HANA journey more like an optimized commodity with rapid business solutions.

Digital Learning Services: Our Digital Learning Services provide a custom training program for different organizational needs. With rich experience and proven success in handling several learning and performance engagements across industries, Mastech Digital’s team combines digital and physical modes of learning methods to ensure unified organizational behavior and augmented performance across teams. Mastech Digital’s Learning Paradigm consists of Web-based Learning, Mobile Learning, Social Learning, Hybrid Learning and Virtual Learning.

Over the next several quarters, we will be looking to enlarge our portfolio of Digital Transformational Services with a view to meet the larger digital technology needs of our customers.

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

We provide our IT services across a broad spectrum of industry verticals including: automotive, consumer products, education, financial services, government, healthcare, manufacturing, retail, technology, telecommunications, transportation and utilities. Below is a breakdown of our IT billable consultant base by industry that represented at least 5% of our billable consultants as of December 31, 2016:

Financial Services	31%	Telecom	12%
Healthcare	13%	Government	8%
Technology	13%	Manufacturing	6%
		Other	17%

Employees

At December 31, 2016, we had approximately 825 U.S. employees and 200 employees offshore, in addition to over 100 subcontracted professionals. None of our employees are subject to collective bargaining agreements governing their employment with our Company. We employ our consultants on both an hourly and salary basis. A large portion of our salaried employees are H1-B visa holders. We enjoy a good reputation within the H1-B visa community, which allows us to access a very broad candidate pool. The majority of our hourly employees are U.S. citizens. On average, we maintain a balanced composition of salaried and hourly employees. We believe that our employee relations are good.

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

Minority-owned status

We are a large minority-owned staffing firm and have received multiple awards for our commitment to diversity. We have been certified as a minority-owned business by the National Minority Supplier Development Council (“NMSDC”). This certification is attractive to many of our existing and potential clients, particularly in the government and public sector segments, where project dollars are specifically earmarked for diversity spending.

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

Expertise in high-demand IT and digital transformation skills

We have substantial expertise in certain IT skills including: ERP and CRM; SOA and web services; business intelligence and data warehousing; e-Business solutions: Salesforce.com; SAP HANA and digital learning. We also have the capacity to take advantage of demand growth in these sectors, as we are well positioned in terms of scale, technical capabilities, and client base.

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

Government Regulation

We recruit IT professionals on a global basis from time to time and, therefore, must comply with the immigration laws in the countries in which we operate. As of December 31, 2016, approximately 43% of our workforce was working under Mastech Digital sponsored H1-B temporary work permits. Statutory law limits the number of new H1-B petitions that may be approved in a fiscal year. Legislation could be enacted limiting H1-B visa holders’ employment with staffing companies. In recent years, the vast majority of our H1-B hires were not subject to the annual quota limiting H1-B visas because they were already in the U.S. under H1-B visa status with other employers. Additionally, the U.S. Congress has recently considered and may consider in the future extensive changes to U.S. immigration laws regarding the admission of high-skilled temporary and permanent workers. Such changes, if enacted, may impact the types of H1-B temporary work permits that may be granted or the number of available H1-B temporary work permits, which in turn may have a negative impact on our revenues and profits.

Available Information

Our headquarters are located at 1305 Cherrington Parkway, Building 210, Suite 400, Moon Township, Pennsylvania 15108, and our telephone number is (412) 787-2100. The Company’s website is www.mastechdigital.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available free of charge by accessing the Investor Relations page of the Company’s website as soon as reasonably practical after such reports are filed with the Securities and Exchange Commission (the “SEC”).

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

Our business involves the delivery of professional services and is labor-intensive. Our success depends upon our ability to attract, develop, motivate and retain highly skilled professionals who possess the skills and experience necessary to deliver our services. Qualified IT professionals are in demand worldwide and are likely to remain a limited resource for the foreseeable future. There can be no assurance that these qualified professionals will be available to us in sufficient numbers, or that we will be successful in retaining current or future employees. Failure to attract and retain qualified professionals in sufficient numbers may have a material adverse effect on our business, operating results and financial condition. Historically, we have done much of our recruiting from outside of the country where the client work is performed. Accordingly, any perception among our IT professionals, whether or not well founded, that our ability to assist them in obtaining temporary work visas and permanent residency status has been diminished, could lead to significant employee attrition. Any significant employee attrition will increase expenses necessary to replace and retrain our professionals and could decrease our revenues if we are not able to provide sufficient numbers of these resources to our clients.

Government regulation of H-1B visas may materially affect our workforce and limit our supply of qualified IT professionals, or increase our cost of securing workers.

We recruit IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the U.S. As of December 31, 2016, approximately 43% of our workforce was working under Mastech Digital sponsored H1-B temporary work permits. Statutory law limits the number of new H1-B petitions that may be approved in a fiscal year, and if we are unable to obtain H1-B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. Additionally, legislation could be enacted limiting H1-B visa holders’ employment with staffing companies, which could result in reduced revenues and/or a higher cost of recruiting.

In recent years, the vast majority of our H1-B hires were not subject to the annual quota limiting H1-B visas because they were already in the U.S. under H1-B visa status with other employers. As a result, the negative impact on recruiting due to the exhaustion of recent H1-B quotas was not substantial. However, the subject of H1-B visas has recently become a major political discussion point and there are indications that the entire H1-B visa program may be significantly overhauled. If a new or revised H1-B visa program is implemented, there could be elements of the new/revised H1-B visa program that may not be advantageous to our business model thus adversely impacting our business, operating results or financial condition.

Restrictions on immigration or increased enforcement of immigration laws could increase our cost of doing business, cause us to change the way we conduct our business or otherwise disrupt our operations.

The success of our business is dependent on our ability to recruit IT professionals and to mobilize them to meet our clients’ needs. Immigration laws in the countries in which we operate are subject to legislative changes, as well as variations in the standards of application and enforcement due to political forces and economic conditions. It is difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or renewing work visas for our IT professionals.

Immigration reform continues to attract significant attention in the public arena and in the current U.S. administration and U.S. Congress. If new immigration legislation is enacted in the U.S. or in the other jurisdictions in which we do business, such legislation may contain provisions that could make it more difficult or costly for us to recruit and retain IT professionals. Additionally, there is uncertainty as to the position the U.S. will take with respect to immigration under the new administration of President Trump. As a result, we may incur additional costs to run our business or may have to change the way we conduct our operations, either of which could have a material adverse effect on our business, operating results and financial condition. Also, we cannot be assured that the enforcement of immigration laws by governmental authorities will not disrupt our workforce.

The U.S. Congress and Trump administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

The Trump administration has called for substantial changes to U.S. fiscal and tax policies, which may include comprehensive corporate and individual tax reform. In addition, the Trump administration has called for significant changes to U.S. trade, healthcare, immigration, foreign, and government regulatory policy. Some of the called-for changes would require Congressional approval, while others have already been, and may in the future be, carried out unilaterally by the executive branch of the U.S. government. To the extent the U.S. Congress or Trump administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Within our retail sales channel, many large users of staffing services are employing MSP’s to manage their contractor expenses in an effort to drive down overall costs. The impact of this shift towards the MSP model has been to lower our gross margins. Should this trend towards utilizing the MSP model continue, it is likely that our gross margins will be pressured in the future. In addition, if large users of staffing services continue to employ MSPs, the relationship between us and those large users may be primarily conducted through MSPs, in which case we may have difficulty maintaining those client relationships because the MSP model uses the MSP as an intermediary between the staffing service provider and the end-user, and reduces our direct contact with the end-user.

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

Our acquisition of Hudson IT may not provide us with the long-term business advantages that we expected, which may result in the slower growth of our business and reduced operating margins.

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

Our revenues are highly dependent on clients located in the U.S., as well as clients concentrated in certain industries. Economic slowdowns, changes in U.S. law and other restrictions or factors that affect the economic health of these industries may affect our business. For the year ended December 31, 2016, approximately 44% of our revenues were derived from our top ten clients. Consequently, if our clients reduce or postpone their spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the rate of economic growth in the U.S. may reduce the demand for our services and negatively affect our revenues and profitability.

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

Sunil Wadhwani and Ashok Trivedi, co-founders of iGATE, own approximately 57% of Mastech Digital’s outstanding common stock. Accordingly, Messrs. Wadhwani and Trivedi together have sufficient voting power to elect all the members of the Board of Directors and to effect transactions without the approval of our other shareholders, except for those limited transactions that require a supermajority vote under our bylaws or articles of incorporation. The interests of Messrs. Wadhwani and Trivedi may from time to time diverge from our interests. Mastech Digital’s Audit Committee consists of independent directors and addresses certain potential conflicts of interest and related party transactions that may arise between us and our directors, officers or our other affiliates. However, there can be no assurance that any conflicts of interest will be resolved in our favor.

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

Climate change vulnerability is posing new threats and opportunities in the global economy. Climate change and measures adopted to address it can affect us, our clients and suppliers in myriad ways, depending on the nature and location of the businesses, the near-term capital expenditure needs, the regulatory environments where they operate and their strategic plans. Generally, climate risks and opportunities for companies and their investors fall into four categories:

•	Physical risk from climate change

•	Regulatory risks and opportunities related to existing or proposed greenhouse gas (“GHG”) emissions limits

•	Indirect regulatory risks and opportunities related to products or services from high emitting companies, and

•	Litigation risks for emitters of greenhouse gases

Unmitigated climate change is likely to have severe physical impacts on companies with exposed assets or business operations, including Mastech Digital. Major environmental risks and liabilities can significantly impact future earnings. To the extent we are unable to comply with applicable regulations related to climate change, and such failure to comply results in material increases in compliance costs or litigation expenses, those costs or expenses will have an adverse effect on our profitability.

If our clients are adversely affected by climate change or related compliance costs, this may reduce their spending and demand for our services, leading to a decrease in revenue.

In addition to emissions and climate change risks posed directly to Mastech Digital, we also have clients in varied industries such as healthcare, consumer products, manufacturing, technology, and retail, among others. Some of the clients may be significantly affected by the climate change resulting in greater physical risk. This may lead to a reduction of demand and loss of business from such clients, which would impact our business, results of operations and financial condition.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding the principal properties leased by us and our subsidiaries as of December 31, 2016 is set forth below:

Location	Principal Use	Approximate Square Footage
Moon Township, Pennsylvania	Corporate headquarters, executive, human resources, sales, recruiting, marketing and finance	11,500
Waltham, Massachusetts	Sales and recruiting office	1,700
Dallas, Texas	Sales and recruiting office	2,600
Fremont, California	Sales and recruiting office	2,600
Chicago, Illinois	Sales and recruiting office	2,600
Tampa, Florida	Sales and recruiting office	2,100
Orlando, Florida	Sales and recruiting office	2,000
New Delhi, India	Sales and recruiting office	27,000

ITEM 3.	LEGAL PROCEEDINGS

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

Common Stock Market Price	High	Low
2016:
Fourth Quarter	$8.18	$6.71
Third Quarter	8.13	6.33
Second Quarter	7.88	6.40
First Quarter	7.85	6.60

2015:
Fourth Quarter	$8.40	$7.05
Third Quarter	8.99	6.90
Second Quarter	10.04	8.53
First Quarter	11.25	8.90

On March 15, 2017, we had 92 registered holders of record of our common stock. This figure excludes an estimate of the indeterminate number of beneficial holders whose shares may be held by brokerage firms and clearing agencies. We currently do not pay recurring dividends on our common stock. However, on October 29, 2013, the Company declared a cash dividend of $0.50 per share on common stock, payable on December 20, 2013 to shareholders of record on December 9, 2013. Additionally, on November 29, 2012, the Company declared a special one-time dividend of $1.60 per share on common stock, payable on December 21, 2012. These dividends should be viewed as non-recurring.

On December 23, 2010, the Company announced a share repurchase program of up to 937,500 shares of the Company’s common stock over a two-year period. On October 23, 2012, the program was extended for an additional two-year period and the number of shares subject to the program was increased by 312,500 shares to 1.25 million shares. On October 22, 2014, the Company’s Board of Directors approved the extension of this program through December 22, 2016. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws. During 2016, we did not purchase any shares under this program and elected to let the program expire as of December 22, 2016.

The Company purchased 1,931 shares in 2016 at an average price of $7.07 to satisfy employee tax obligations related to the vesting of restricted shares, in accordance with the Company’s Stock Incentive Plan provisions. These shares were not acquired pursuant to any publicly announced purchase program.

Additionally, the Company adopted a Stock Incentive Plan in 2008 which, as amended, provides that up to 1,400,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management, and key personnel. The most recent amendment approved by shareholder vote at the Company’s Annual Meeting of Shareholders on May 18, 2016 increased the number of shares of common stock that may be issued pursuant to the Plan by 200,000 shares to a total of 1,400,000. Details of shares issued and outstanding under this plan are disclosed in Note 8 “Stock-Based Compensation” to the Consolidated Financial Statements included in Item 8 herein.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the information set forth below in conjunction with our Consolidated Financial Statements and accompanying Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2016	2015 (a)	2014	2013	2012
	(Amounts in thousands, except per share data)
Income Statement Data from Continuing Operations (b):
Revenues	$132,008	$123,470	$113,523	$106,901	$90,770
Gross profit	26,297	23,799	20,786	20,117	17,165
Operating expense	21,790	19,117	15,246	14,815	13,794
Other income / (expense), net	(487)	(257)	(32)	(77)	(32)
Income before income taxes	4,020	4,425	5,508	5,225	3,339
Income tax expense	1,500	1,672	2,085	1,956	1,281

Net income – continuing operations	$2,520	$2,753	$3,423	$3,269	$2,058

Earnings per share – continuing operations:
Basic (c)	$.57	$.63	$.79	$.78	$.51

Diluted (c)	$.56	$.62	$.77	$.75	$.49

Income Statement Data from Discontinued Operations (b):
Income (loss) before income taxes	$—	$—	$—	$162	$145
Pre-tax gain on sale of discontinued operations	—	—	—	485	—
Income tax expense	—	—	—	111	64

Net income – discontinued operations	$—	$—	$—	$536	$81

Earnings per share – discontinued operations:
Basic (c)	$—	$—	$—	$.13	$.02

Diluted (c)	$—	$—	$—	$.12	$.02

Weighted average common shares outstanding:
Basic (c)	4,393	4,338	4,320	4,193	4,075

Diluted (c)	4,482	4,441	4,459	4,342	4,201

Balance Sheet Data:
Cash and cash equivalents	$829	$848	$2,568	$424	$659
Operating working capital (d)	11,678	9,858	9,096	8,397	7,809
Total bank debt	9,936	12,538	—	12	2,610
Total liabilities	20,419	22,674	7,176	7,591	9,533
Total assets	39,491	38,477	20,044	17,051	16,420
Shareholders’ equity	19,072	15,803	12,868	9,460	6,887

(a)	2015 financial data reflects the Company’s June 15, 2015 acquisition of Hudson IT from the acquisition date through December 31, 2015.

(b)	Continuing operations exclude the results of the Company’s healthcare staffing segment which was sold in August 2013. All periods presented have been recast to reflect the presentation of discontinued operations.

(c)	Weighted average common shares outstanding has been adjusted for all periods presented for the Company’s November 2013 five-for-four stock split.

(d)	Operating working capital represents current assets, excluding cash and cash equivalents, minus current liabilities, excluding short-term borrowings.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a domestic provider of IT staffing and digital transformation services to mostly large and medium-sized organizations. Our IT staffing services span across digital and mainstream technologies, while our digital transformation services include Salesforce.com, SAP HANA and Digital Learning service offerings. We do not sell, lease or otherwise market any computer software or hardware, and 100% of our revenues are derived from the sale of information technology services.

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

We have one operating segment. Thus, no segment related disclosures are presented. We do, however, track and evaluate our revenues and gross profits by three distinct sales channels: wholesale; retail; and permanent placements / fees. Our wholesale channel consists of system integrators and other IT staffing firms with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. Our retail channel focuses on clients that are end-users of IT staffing services. Within the retail channel are end-user clients that have retained a third party to provide vendor management services, commonly known in the industry as MSPs. Our digital transformation services offerings are sold to clients within both the wholesale and retail sales channels. While we have the ability to deliver our digital transformation services on a managed solutions basis, the majority of our assignments to date have been delivered as staffing engagements. Permanent placement / fee revenues are incidental revenues derived as by-product opportunities of conducting our core contract staffing business.

Economic Trends and Outlook

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the last half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. During 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. In 2011 and 2012, activity levels continued to trend up in most technologies and sales channels. During 2013, 2014 and 2015, we continued to see a steady flow of solid activity in our contract staffing business; however, tightness in the supply side (skilled IT professionals) in our business in 2014 and 2015 negatively impacted our new assignment successes. Solid activity levels in our contract staffing business continued during 2016, however, recruitment challenges remain due to the tightness in the supply of skilled IT professionals. As we enter 2017, we view growth in the job market and an expanding domestic economy as positive factors for our industry. However, we also see supply side pressures continuing to pose challenges for us and our industry as a whole.

In addition to tracking general U.S. economic conditions, a large portion of our revenues is generated from a limited number of clients (see Item 1A, the Risk Factor entitled “Our revenues are highly concentrated and the loss of a significant client would adversely affect our business and revenues”). Accordingly, our trends and outlook are additionally impacted by the prospects and well-being of these specific clients. This “account concentration” factor may result in our results of operations deviating from the prevailing U.S. economic trends from time to time.

In recent years, a larger portion of our revenues has come from our wholesale sales channel, which consist largely of strategic relationships with systems integrators and other staffing organizations. This channel tends to carry lower gross margins, but provides higher volume opportunities. This trend in our business mix impacted overall gross margins over the past several years, while the acquisition of Hudson IT in June 2015 increased our retail revenues and has materially improved the mix of our business between the retail and wholesale channels.

Within our retail sales channel, many large users of IT staffing services are employing MSPs to manage their contractor spending in an effort to drive down overall costs. This trend towards utilizing the MSP model may pressure our gross margins in the future.

Recent Developments

On September 12, 2016, we announced that we changed our name to Mastech Digital, Inc. The name change was part of our rebranding initiative that reflects our transformation into a digital technologies company. The rebranding also included a change in our logo and a refreshed corporate website. The effective date of the name change with the NYSE MKT was September 15, 2016. The ticker symbol “MHH” for our common stock listing remained the same following the name change.

Results of Continuing Operations

Below is a tabular presentation of revenues and gross profit margins by sales channel for the periods discussed:

Revenues & Gross Margin by Sales Channel

(Amounts in millions)

	Years Ended December 31,
Revenues	2016	2015	2014
Wholesale Channel	$79.4	$82.5	$87.6
Retail Channel	52.2	40.5	25.5
Permanent Placements / Fees*	.4	0.5	0.4

Total Revenues	$132.0	$123.5	$113.5

Gross Margin
Wholesale Channel	17.7%	17.2%	17.0%
Retail Channel	22.7%	22.7%	21.5%
Permanent Placements / Fees*	100.0%	100.0%	100.0%

Total Gross Margin%	19.9%	19.3%	18.3%

*	Permanent Placement / Fees are generated from clients within both of our sales channels.

Below is a tabular presentation of operating expenses by sales, operations and general and administrative categories for the periods discussed:

Selling, General & Administrative (“S,G&A”) Expense Details

(Amounts in millions)

	Years Ended December 31,
	2016	2015	2014
Sales and Marketing	$7.4	$6.1	$4.5
Operations (HR & Recruiting)	7.0	6.2	5.3
General & Administrative	7.4	6.8	5.4

Total S,G&A Expenses	$21.8	$19.1	$15.2

2016 Compared to 2015

Revenues

Revenues for the year ended December 31, 2016 totaled $132.0 million, compared to $123.5 million for the year ended December 31, 2015. This 7% increase in revenues was largely due to a higher average billable consultant-base employed during 2016 compared to one year earlier. Additionally, our average hourly bill rate for 2016 was up approximately 1% to $75.35 from $74.68 in 2015. The increase in our average billable consultant-base largely reflected the June 15, 2015 acquisition of Hudson IT. Organically, we increased our billable consultant-base by 35 consultants, or approximately 4%, during 2016, to a total of 881- consultants.

Revenues from our wholesale channel decreased by 4% in 2016 compared to 2015. Lower revenues from our integrator clients (down 7%) was largely responsible for the decline, as fewer project opportunities from our integrator partners and a lower new assignment win ratio negatively impacted our revenue performance. Retail channel revenues were up 29% compared to 2015 and reflected revenues attributable to the June 2015 Hudson IT acquisition. Permanent placement / fee revenues declined in 2016 by approximately $0.1 million from 2015 levels.

In 2016 and 2015, we had no clients that represented more than 10% of total revenues. Our top ten clients represented 44% of total revenues in 2016 compared to 51% of total revenues in 2015.

Gross Margin

Gross profit increased to $26.3 million in 2016 compared to $23.8 million in 2015. Gross profit as a percentage of revenue totaled 19.9% in 2016 compared to 19.3% one-year earlier. The higher gross profit dollars reflected the June 2015 Hudson IT acquisition. The higher gross margin percentage was due to a combination of higher margins on new assignments in 2016 (30-basis point improvement) and a favorable mix of channel revenues due to the Hudson IT acquisition (30-basis point improvement).

Wholesale channel gross margins improved by 50 basis points in 2016 compared to 2015. This increase reflected higher gross margins on new assignments during 2016. Retail channel gross margins were flat compared to the previous year, as some margin improvements on new assignments were largely offset by lower utilization in the fourth quarter of 2016.

Selling, General and Administrative (“S,G&A”) Expenses

S,G&A expenses in 2016 totaled $21.8 million and represented 16.5% of total revenues, compared to $19.1 million or 15.5% of revenues in 2015. Excluding severance costs incurred in 2016 of $0.8 million and excluding severance costs and acquisition transaction expenses incurred in 2015 of $0.9 million, S,G&A expenses as a percentage of revenues would have been 15.9% and 14.7% for 2016 and 2015, respectively. This increase in S,G&A as a percentage of revenues was largely due to the consolidation of Hudson IT, which employs a branch model that has an operating cost structure that is higher than Mastech Digital’s centralized business model. In the 2015 year, these Hudson IT operating expenses were included in our financial results effective June 15, 2015 and for the year 2016, these expenses were included for the entire year.

Fluctuations within S,G&A expense components during 2016 compared to 2015 included the following:

•	Sales expense increased by $1.3 million of which the entire increase was attributable to the Hudson IT operations.

•	Operations expense increased by $0.8 million of which $0.6 million was attributable to the Hudson IT operations. The balance of the increase was largely due to higher compensation expense related to recruiter headcount expansion.

•	General and administrative expenses increased by $0.6 million. This increase related to higher severance cost of $0.5 million; higher variable and stock-based compensation expense of $0.3 million; and $0.4 million of higher amortization expense related to the acquired intangible assets of Hudson IT, partially offset by $0.6 million of acquisition transaction expenses incurred in 2015.

Other Income / (Expense) Components

In 2016, other income / (expense) consisted of interest expense of ($462,000) and foreign exchange losses of ($25,000). In 2015, other income / (expense) consisted of ($293,000) of interest expense, a $36,000 of foreign exchange gains. The increase in interest expense was due to higher average outstanding borrowings reflective of our debt financing of the Hudson IT acquisition in June 2015. Net foreign exchange gains and losses in 2016 and 2015 reflect exchange rate variations between the Indian rupee and U.S. dollar.

Income Tax Expense

Income tax expense for 2016 was $1.5 million and represented an effective tax rate on pre-tax income of 37.3% compared to $1.7 million in 2015, which represented an effective tax rate on pre-tax income of 37.8%. A slightly lower aggregate state income tax rate was responsible for the slight improvement in 2016.

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

In 2015, we had no clients that represented more than 10% of total revenues. In 2014, we had one client that represented more than 10% of total revenues (Accenture PLC = 11.7%). Our top ten clients represented 51% of total revenues in 2015 compared to 59% of total revenues in 2014.

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

Wholesale channel gross margins improved by 20 basis points in 2015 compared to 2014. This increase reflected slightly higher gross margins on new assignments during 2015. In our retail channel, gross margins improved by 120 basis points from 2014 levels. This increase was primarily due to higher gross margin engagements acquired with the Hudson IT acquisition. In addition, there was an 80 basis point organic increase in gross margins on new MSP assignments.

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

Liquidity and Capital Resources

Financial Conditions and Liquidity

At December 31, 2016, we had outstanding bank debt, net of cash balances on hand, of $9.1 million and approximately $12 million of borrowing capacity under our existing credit facility. Our outstanding bank debt is reflective of the debt financing related to our $17 million acquisition of Hudson IT which closed on June 15, 2015. During 2016, our outstanding bank debt declined by $2.6 million.

Historically, we have funded our business needs with cash generation from operating activities. In the staffing services industry, investment in operating working capital levels (defined as current assets excluding cash and cash equivalents minus current liabilities, excluding short-term borrowings) is a significant use of cash. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash preservation. Our accounts receivable “days sales outstanding” measurement (“DSO”) was 58 days at year-end 2016 compared to 53 days at December 31, 2015. This five-day increase in DSO’s reflected the amendment of two client contracts with Fortune 500 clients, which among other things, extended our payment terms. The impact on our DSO measurement due to these amendments was approximately five days. Both of these clients are of superior “credit worthiness” and accordingly, we believe that there is no negative change in the overall quality of our accounts receivable balance.

Cash provided by operating activities, our cash and cash equivalent balances on hand at December 31, 2016 and current availability under our existing credit facility are expected to be adequate to fund our organic business needs over the next 12-months. Below is a tabular presentation of cash flow activities for the periods discussed:

	Years Ended December 31,
Cash Flows Activities	2016	2015	2014
	(Amounts in millions)
Operating activities – from continuing operations	$2.3	$3.0	$3.3
Investing activities – from continuing operations	—	(17.1)	(0.7)
Financing activities – from continuing operations	(2.3)	12.4	(0.4)
Discontinued operations activities	—	—	(0.1)

Operating Activities

Cash provided by operating activities for the years ended December 31, 2016, 2015 and 2014 totaled $2.3 million, $3.0 million and $3.3 million, respectively. In 2016, cash flows from operating activities included net income of $2.5 million and non-cash charges of $1.6 million, partially offset by an increase in operating working capital of $1.8 million. Factors contributing to cash flows during the 2015 period included net income of $2.8 million and non-cash charges of $1.0 million, partially offset by an increase in operating working capital of $0.8 million. In 2014, cash flows from operating activities included net income of $3.4 million and non-cash charges of $0.6 million, partially offset by an increase in operating working capital of $0.7 million. The increase in operating working capital in 2016 was due to a combination of amended credit terms with two major clients and investment to support our revenue expansion. In 2015 and 2014, the increases in operating working capital were due largely to support our revenue expansion in each of those two years. The 2016 and 2015 increases in non-cash charges was largely due to the amortization of acquired intangible assets related to our June 15, 2015 Hudson IT acquisition.

We would expect operating working capital levels to increase should revenue growth continue in 2017. Similar to prior years, such an increase would result in a reduction in cash generated from operating activities. We believe DSO’s will remain at year-end 2016 levels.

Investing Activities

Cash used in investing activities for the years ended December 31, 2016, 2015 and 2014 totaled $38,000, $17.1 million and $0.7 million, respectively. In 2016, capital expenditures of $105,000 were partially offset by the recovery of non-current deposits (office lease deposits) of $67,000. In 2015, the acquisition of Hudson IT was responsible for $17.0 million of cash used in investing activities, with capital expenditures accounting for the balance. In 2014, capital expenditures were the primary uses of cash in investing activities and were reflective of the Company’s move to its new Moon Township, PA headquarters.

Financing Activities

In 2016, cash used in financing activities totaled $2.3 million and included $2.6 million of debt repayments, partially offset by activities related to the exercising of stock options and the vesting of restricted shares, which collectively generated cash of $0.3 million. In 2015, cash generated from financing activities totaled $12.4 million and included net increases in bank debt of $12.5 million and $0.1 million of excess tax benefits related to the exercising of stock options and the vesting of performance/restricted shares, partially offset by $0.2 million of stock repurchases. In 2014, cash used in financing activities totaled $0.4 million and included $0.8 million of share repurchases, partially offset by excess tax benefits related to the exercising of stock options and the vesting of performance/restricted shares.

Discontinued Operations Activities

In 2014, discontinued operations used cash of $0.1 million related to the run-out of current liabilities associated with our healthcare staffing business which was sold in August 2013.

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

Revenue Recognition

The Company recognizes revenue on time-and-material contracts as services are performed and expenses are incurred. Time-and-material contracts typically bill at an agreed-upon hourly rate, plus out-of-pocket expense reimbursement. Out-of-pocket expense reimbursement amounts vary by assignment, but on average represent less than 2% of total revenues. Revenue is earned when the Company’s consultants are working on projects. Revenue recognition is negatively impacted by holidays and consultant vacation and sick days.

In certain situations related to client direct hire assignments, where the Company’s fee is contingent upon the hired resource’s continued employment with the client, revenue is not fully recognized until such employment conditions are satisfied.

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

We review goodwill assets for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Intangible assets are reviewed for impairment if events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from use of the assets and their eventual disposition. Measurement of any impairment loss is based on the excess carrying value of the assets over their fair market value.

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

In 2016, we performed a quantitative impairment test. The results of this testing indicated no impairment associated with the carrying amount of goodwill and intangible assets. The fair value was calculated utilizing a discounted cash flow model, which is dependent on a number of assumptions including future revenue growth rates, operating profit margins, our assessment of future market potential and expectation of future business performance. The estimated fair value of goodwill and intangible assets exceeded the carrying value by less than 20%. If actual market conditions are less favorable than those estimated by us or if events occur or circumstances change that would reduce the fair value below the carrying value, we may be required to recognize impairment charges in future periods. Such a charge could have a material effect on our consolidated financial statements.

Business Combinations

The Company accounts for acquisitions in accordance with guidance found in Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC805”). This guidance requires consideration given (including contingent consideration), assets acquired and liabilities assumed to be valued at their fair market values at the acquisition date. The guidance further provides that: (1) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset; (2) acquisition transaction costs will generally be expensed as incurred; (3) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will effect income tax expense.

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

Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 1,400,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options are granted at an exercise price equal to the closing share price of the Company’s common stock at the grant date and generally vest over a four to five year period.

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

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2016, the Company provided a liability of $128,000 for uncertain tax positions, including interest and penalties, related to various state income tax matters.

Derivative Instruments and Hedging Activities

Foreign Currency Forward Contracts:

The Company is exposed to foreign currency risks largely as a result of its Indian-based global recruitment centers. During 2012 and continuing through 2015, the Company entered into foreign currency forward contracts to mitigate and manage the risk of changes in foreign currency exchange rates. These forward contracts were designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. In 2016, the Company decided not to hedge the Indian rupee, given management’s belief that the likelihood of an expanding interest rate environment in the U.S. should mitigate any material appreciation in the Indian rupee relative to the U.S. dollar.

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

With respect to derivatives designated as hedges, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking such transactions. The Company evaluates hedge effectiveness at the time a contract is entered into and on an ongoing basis. If a contract is deemed ineffective, the change in the fair value of the derivative is recorded in the Consolidated Statement of Operations as interest expense.

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

The financial statements and supplementary data required by this item are filed as part of this Annual Report on Form 10-K. See Index to Consolidated Financial Statements on page 31 of this Annual Report on Form 10-K.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

The accompanying Consolidated Financial Statements of Mastech Digital, Inc. and subsidiaries have been prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America and necessarily include amounts based on management’s best estimates and judgments.

The Company’s Consolidated Financial Statements for the year ended December 31, 2016 have been audited by UHY LLP, an Independent Registered Public Accounting Firm, whose report thereon appears on page 32 of this Annual Report on Form 10-K.

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

MASTECH DIGITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mastech Digital, Inc.

We have audited the accompanying consolidated balance sheets of Mastech Digital, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. We have also audited the accompanying Schedule II, Valuation and Qualifying Accounts, for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Mastech Digital, Inc. and Subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Farmington Hills, Michigan

March 24, 2017

MASTECH DIGITAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	At December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$829	$848
Accounts receivable, net of allowance for uncollectible accounts of $388 in 2016 and $313 in 2015	17,916	16,394
Unbilled receivables	3,186	2,796
Prepaid and other current assets	701	587
Prepaid income taxes	52	—
Deferred income taxes	280	217

Total current assets	22,964	20,842
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,198	1,142
Enterprise software	645	645
Leasehold improvements	354	342

	2,197	2,129
Less – accumulated depreciation and amortization	(1,639)	(1,473)

Net equipment, enterprise software, and leasehold improvements	558	656
Deferred income taxes	—	92
Deferred financing costs, net	59	97
Non-current deposits	170	237
Goodwill	8,427	8,427
Intangible assets, net	7,313	8,126

Total assets	$39,491	$38,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,800	$1,800
Accounts payable	1,963	2,213
Accrued payroll and related costs	7,645	5,965
Accrued income taxes	—	1,014
Other accrued liabilities	653	603
Deferred revenue	196	341

Total current liabilities	12,257	11,936

Long-term liabilities:
Long-term debt, less current portion	8,136	10,738
Deferred income taxes	26	—

Total liabilities	20,419	22,674
Commitments and contingent liabilities (Note 6)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 125,000,000 shares authorized and 5,317,148 shares issued as of December 31, 2016 and 5,169,143 shares issued as of December 31, 2015	53	52
Additional paid-in-capital	13,863	13,114
Retained earnings	9,297	6,777
Accumulated other comprehensive loss	(7)	(19)
Treasury stock, at cost; 818,569 shares as of December 31, 2016 and 816,638 as of December 31, 2015	(4,134)	(4,121)

Total shareholders’ equity	19,072	15,803

Total liabilities and shareholders’ equity	$39,491	$38,477

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Revenues	$132,008	$123,470	$113,523
Cost of revenues	105,711	99,671	92,737

Gross profit	26,297	23,799	20,786
Selling, general and administrative expenses	21,790	19,117	15,246

Income from operations	4,507	4,682	5,540
Interest (expense)	(462)	(293)	(84)
Other income (expense), net	(25)	36	52

Income before income taxes	4,020	4,425	5,508
Income tax expense	1,500	1,672	2,085

Net income	$2,520	$2,753	$3,423

Earnings Per Share:
Basic	$.57	$.63	$.79

Diluted	$.56	$.62	$.77

Weighted average common shares outstanding:
Basic	4,393	4,338	4,320

Diluted	4,482	4,441	4,459

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Net income	$2,520	$2,753	$3,423
Other comprehensive income (loss):
Net unrealized gain (loss) on currency forward contracts	—	41	(67)
Net unrealized gain (loss) on interest rate swap contracts	19	(31)	—

Total pretax net unrealized gain (loss)	19	10	(67)
Income tax expense (benefit)	7	4	(26)

Total other comprehensive income (loss), net of taxes	$12	$6	$(41)

Total comprehensive income	$2,532	$2,759	$3,382

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balances, December 31, 2013	$50	$11,924	$601	$(3,131)	$16	$9,460
Net income	—	—	3,423	—	—	3,423
Unrealized (loss) on cash flow hedges, net of tax	—	—	—	—	(41)	(41)
Increase in excess tax benefits related to stock-based compensation	—	467	—	—	—	467
Stock-based compensation expense	—	330	—	—	—	330
Stock options exercised	1	12	—	—	—	13
Purchase of treasury stock	—	—	—	(784)	—	(784)

Balances, December 31, 2014	$51	$12,733	$4,024	$(3,915)	$(25)	$12,868
Net income	—	—	2,753	—	—	2,753
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	6	6
Increase in excess tax benefits related to stock-based compensation	—	103	—	—	—	103
Stock-based compensation expense	—	262	—	—	—	262
Stock options exercised	1	16	—	—	—	17
Purchase of treasury stock	—	—	—	(206)	—	(206)

Balances, December 31, 2015	$52	$13,114	$6,777	$(4,121)	$(19)	$15,803
Net income	—	—	2,520	—	—	2,520
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	12	12
Increase in excess tax benefits related to stock-based compensation	—	241	—	—	—	241
Stock-based compensation expense	—	408	—	—	—	408
Stock options exercised	1	100	—	—	—	101
Purchase of treasury stock	—	—	—	(13)	—	(13)

Balances, December 31, 2016	$53	$13,863	$9,297	$(4,134)	$(7)	$19,072

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$2,520	$2,753	$3,423
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	1,016	660	143
Bad debt expense	75	53	—
Interest amortization of deferred financing costs	38	29	28
Stock-based compensation expense	408	262	330
Deferred income taxes, net	55	(1)	59
Loss on derivative contracts	—	3	38
Loss on fixed asset retirements	—	—	9
Working capital items:
Accounts receivable and unbilled receivables	(1,987)	(4,017)	(281)
Prepaid and other current assets	(173)	348	(144)
Accounts payable	(250)	699	(495)
Accrued payroll and related costs	1,680	953	(190)
Other accrued liabilities	(945)	1,094	348
Deferred revenue	(145)	191	72

Net cash flows provided by operating activities of continuing operations	2,292	3,027	3,340
Net cash flows (used in) operating activities of discontinued operations	—	—	(87)

Net cash flows provided by operating activities	2,292	3,027	3,253

INVESTING ACTIVITIES:
Acquisition of Hudson IT	—	(16,987)	—
Recovery of (payments for) non-current deposits	67	31	(54)
Capital expenditures	(105)	(168)	(679)

Net cash flows (used in) investing activities of continuing operations	(38)	(17,124)	(733)
Net cash flows of investing activities of discontinued operations	—	—	—

Net cash flows of (used in) investing activities	(38)	(17,124)	(733)

FINANCING ACTIVITIES:
Borrowing (repayments) on revolving credit facility, net	(802)	4,438	(12)
Borrowing under term loan facility	—	9,000	—
(Repayments) on term loan facility	(1,800)	(900)	—
Payment of deferred financing costs	—	(75)	(60)
Purchase of treasury stock	(13)	(206)	(784)
Proceeds from the exercise of stock options	101	17	13
Increase in excess tax benefits related to stock options / restricted shares, net	241	103	467

Net cash flows provided by (used in) financing activities of continuing operations	(2,273)	12,377	(376)
Net cash flows of financing activities of discontinued operations	—	—	—

Net cash flows provided by (used in) financing activities	(2,273)	12,377	(376)

Net change in cash and cash equivalents	(19)	(1,720)	2,144
Cash and cash equivalents, beginning of period	848	2,568	424

Cash and cash equivalents, end of period	$829	$848	$2,568

SUPPLEMENTAL DISCLOSURE:
Cash payments for interest expense	$430	$243	$116

Cash payments for income taxes	$2,304	$309	$1,629

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

Basis of Presentation

Mastech Digital, Inc. (referred to in this report as “Mastech”, the “Company”, “us”, “our” or “we”) is a domestic provider of information technology (“IT”) staffing and digital transformation services to mostly large and medium-sized organizations. The Company’s IT staffing services span across digital and mainstream technologies, while its digital transformation services include Salesforce.com, SAP HANA and Digital Learning service offerings. Headquartered in the Pittsburgh, Pennsylvania area, we have approximately 900 consultants that provide services across a broad spectrum of industry verticals on a national basis.

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

The Allowance for Uncollectible Accounts was $388,000 and $313,000 at December 31, 2016 and 2015, respectively. There was $75,000, $53,000 and $0 of bad debt expense charges for the years ended December 31, 2016, 2015 and 2014, respectively, which amounts are reflected in the Consolidated Statements of Operations.

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

The estimated useful lives of depreciable assets are primarily as follows:

Laptop Computers	18 months
Equipment	3-5 years
Enterprise Software	3-5 years

Depreciation and amortization expense related to fixed assets totaled $203,000, $219,000 and, $143,000for the years ended December 31, 2016, 2015 and 2014, respectively.

Deferred Financing Costs

The Company capitalizes expenses directly related to securing its credit facilities. These deferred costs are amortized as interest expense over the term of the underlying facilities.

Goodwill and Intangible Assets

Identifiable intangible assets are recorded at fair value when acquired in a business combination. In connection with our acquisition of Hudson IT, intangible assets were recorded at their estimated fair value on June 15, 2015. Identifiable intangible assets consisted of client relationships, a covenant not-to-compete and a trade name, which are being amortized using the straight-line method over their estimated useful lives ranging from three years to twelve years, as more fully described in Note 2 “Business Combinations” to the Consolidated Financial Statements.

Excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired are recorded as goodwill. Goodwill is not amortized but is tested for impairment at least on an annual basis. If impairment is indicated, a write-down to fair value is recorded based on the excess of the carrying value of the asset over its fair market value.

We review goodwill and intangible assets for impairment annually as of October 1st or more frequently if events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Intangible assets are reviewed for impairment if events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from use of the assets and their eventual disposition. Measurement of any impairment loss is based on the excess carrying value of the assets over their fair market value.

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

In 2016, we performed a quantitative impairment test. The results of this testing indicated no impairment associated with the carrying amount of goodwill and intangible assets.

Business Combinations

The Company accounts for acquisitions in accordance with guidance found in ASC 805, Business Combinations (“ASC805”). This guidance requires consideration given (including contingent consideration), assets acquired and liabilities assumed to be valued at their fair market values at the acquisition date. The guidance further provides that: (1) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset; (2) acquisition transaction costs will generally be expensed as incurred; (3) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will effect income tax expense.

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

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. Accordingly, the Company has reported a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2016 and 2015, the Company provided $128,000 and $135,000 for uncertain tax positions, including interest and penalties, related to various state income tax matters.

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

Segment Reporting

The Company has one reportable segment in accordance with ASC Topic 280 “Disclosures About Segments of an Enterprise and Related Information”.

Revenue Recognition

The Company recognizes revenue on time-and-material contracts as services are performed and expenses are incurred. Time-and-material contracts typically bill at an agreed upon hourly rate, plus out-of-pocket expense reimbursement. Out-of-pocket expense reimbursement amounts vary by assignment, but on average represent less than 2% of total revenues. Revenue is earned when the Company’s consultants are working on projects. Revenue recognition is negatively impacted by holidays and consultant vacation and sick days.

In certain situations related to client direct hire assignments, where the Company’s fee is contingent upon the hired resources’ continued employment with the client, revenue is not fully recognized until such employment conditions are satisfied.

Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 1,400,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options are granted at an exercise price equal to the closing share price of the Company’s common stock at the grant date and generally vest over a four to five year period.

The Company accounts for stock-based compensation expense in accordance with ASC Topic 718 “Share-based Payments” which requires us to measure all share-based payments based on their estimated fair value and recognize compensation expense over the requisite service period. The fair value of our stock options is determined at the date of grant using the Black-Scholes option pricing model.

Treasury Stock

The Company maintained a stock repurchase program which expired on December 22, 2016. Under this program, the Company could make treasury stock purchases in the open market or through privately negotiated transactions, subject to market conditions and normal trading restrictions. At December 31, 2016, the Company held 818,569 shares in its treasury at a cost of $4.1 million.

Comprehensive Income

Comprehensive income as presented in the Consolidated Statements of Comprehensive Income consists of net income and unrealized gains or losses, net of taxes, on cash flow hedging transactions related to foreign exchange derivative contracts and interest rate swap contracts.

Derivative Instruments and Hedging Activities

Foreign Currency Forward Contracts:

The Company is exposed to foreign currency risks largely as a result of its Indian-based global recruitment centers. During 2012 and continuing through 2015, the Company entered into foreign currency forward contracts to mitigate and manage the risk of changes in foreign currency exchange rates. These forward contracts were designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. In 2016, the decision was made not to hedge the Indian rupee, given management’s belief that the likelihood of an expanding interest rate environment in the U.S. should mitigate any material appreciation in the Indian rupee relative to the U.S. dollar.

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

With respect to derivatives designated as hedges, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking such transactions. The Company evaluates hedge effectiveness at the time a contract is entered into and on an ongoing basis. If a contract is deemed ineffective, the change in the fair value of the derivative is recorded in the Consolidated Statement of Operations as interest expense.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which provides for a single five-step model to be applied to all revenue contracts with customers. The new guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Entities can use either a retrospective approach or a cumulative effect adjustment approach to implement the guidance. In 2015, the FASB issued a deferral of the effective date of the guidance to 2018, with early adoption permitted in 2017. In 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 to amend ASU 2014-09 for technical corrections and improvements and to clarify the implementation guidance for 1) principal versus agent considerations, 2) identifying performance obligations, 3) the accounting for licenses of intellectual property and 4) narrow scope improvements on assessing collectability, presentation of sales taxes, non-cash consideration and completed contracts and contract modifications at transition. The Company is evaluating the method of adoption of this ASU, but does not expect the adoption to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the adoption of ASU 2015-03, we recognized debt issuance costs as assets on our balance sheet. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 and early adoption was permitted. In August 2015, the FASB issued ASU 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. ASU 2015-15 clarifies that the Securities and Exchange Commission (“SEC”) would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset on the balance sheet. We adopted ASU 2015-03 and ASU 2015-15 in the first quarter of 2016 and there was no material impact on our consolidated statement of financial position as the majority of our debt issuance costs are related to our line of credit, which continues to be presented as an asset on our balance sheet (under the caption “Deferred financing costs, net”), and neither ASU 2015-03 or ASU 2015-15 had an impact on our results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the impact the adoption of ASU 2015-17 will have on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10)—Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are evaluating the impact the adoption of ASU 2016-01 will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The main difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of the lease payment. The lease asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases), while finance leases will result in a front-loaded expense pattern (similar to current capital leases). The classification of these leases will be based on the criteria that are largely similar to those applied in current lease accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently assessing the potential impact of ASU 2016-02 and expect adoption will have a material impact on our consolidated financial condition and results of operations. Contractual obligations on lease arrangements as of December 31, 2016 approximated $3.3 million.

In March, 2016, the FASB issued ASU 2016-09 “Compensation – Stock Compensation (Topic 718)—Improvements to Employee Share-Based Payment Accounting”. The FASB issued this ASU as part of its “Simplification Initiative,” which has the objective of identifying, evaluating, and improving areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016 and, accordingly, we adopted this ASU on January 1, 2017. Notwithstanding the effects of stock market volatility, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements. The excess tax benefit from stock-based compensation arrangements was approximately $241,000 and $103,000 for the twelve months ended December 31, 2016 and 2015, respectively.

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments”. Current GAAP either is unclear or does not include specific guidance on eight specific cash flow classification issues included in the amendments in this ASU. The ASU addresses these cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment” which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under this ASU, a goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual and interim periods beginning January 1, 2020, with early adoption permitted, and applied prospectively. We do not expect ASU 2017-04 to have a material impact on our financial statements.

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

The following reflects the Company’s unaudited pro forma results had the results of Hudson IT been included for all periods presented:

	Years Ended December 31,
	2016	2015	2014
	(Amounts in Thousands)
Revenue	$132,008	$137,199	$149,709
Net income	$2,520	$3,009	$5,132
Earnings per share—diluted	$.56	$.68	$1.15

The information above does not reflect all of the operating efficiencies or inefficiencies that may have resulted from the Hudson IT acquisition in those periods prior to our acquisition. Therefore, the unaudited pro forma information above is not necessarily indicative of results that would have been achieved had the business been combined during all periods presented.

3.	Goodwill and Other Intangible Assets, net

Goodwill related to our June 15, 2015 acquisition of Hudson IT totaled $8.4 million. Based upon the Company’s quantitative testing in 2016, no goodwill impairment was indicated.

A reconciliation of the beginning and ending amounts of goodwill for the three years ended December 31, 2016 is as follows:

	Years Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Goodwill, beginning balance	$8,427	$—	$—
Addition in current period	—	8,427	—
Reduction in current period	—	—	—

Goodwill, ending balance	$8,427	$8,427	$—

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of December 31, 2016 and 2015:

	As of December 31, 2016
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
Client relationships	12	$7,999	$1,027	$6,972
Covenant-not-to-compete	5	319	99	220
Trade name	3	249	128	121

Total Intangible Assets		$8,567	$1,254	$7,313

	As of December 31, 2015
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
Client relationships	12	$7,999	$361	$7,638
Covenant-not-to-compete	5	319	35	284
Trade name	3	249	45	204

Total Intangible Assets		$8,567	$441	$8,126

Amortization expense for the years ended December 31, 2016 and 2015 totaled $813,000 and $441,000, respectively and is included in selling, general and administrative expenses in the Consolidated Statement of Operations. There was no amortization expense for acquired intangible assets for the year ended December 31, 2014.

The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2017 through 2021 is as follows:

	Years Ended December 31,
	2017	2018	2019	2020	2021
	(Amounts in thousands)
Amortization expense	$813	$769	$731	$696	$667

4.	Cash and Cash Equivalents

The Company had cash and cash equivalents consisting of cash balances on hand and money market funds that totaled $0.8 million at December 31, 2016 and $0.8 million at December 31, 2015. There were no restrictions on the Company’s cash balances during the periods presented.

5.	Credit Facility

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

Borrowings under the credit facility for revolving credit loans and the term loan will, at the Company’s election, bear interest at either (a) the higher of PNC’s prime rate or the federal funds rate plus 0.50%, plus an applicable margin determined based upon the Company’s leverage ratio or (b) an adjusted London Interbank Offered Rate (“LIBOR”) rate, plus an applicable margin determined based upon the Company’s leverage ratio. The applicable margin on the base rate is between 0.25% and 0.75% on revolving credit loans and between 1.50% and 2.00% on term loans. The applicable margin on the adjusted LIBOR rate is between 1.25% and 1.75% on revolving credit loans and between 2.50% and 3.00% on term loans. A 20 basis point per annum commitment fee on the unused portion of the credit facility for revolving credit loans is charged and due monthly in arrears through June 15, 2018.

The Company has pledged substantially all of its assets in support of the credit facility. The loan agreement contains standard financial covenants, including but not limited to, covenants related to the Company’s leverage ratio and fixed charge ratio (as defined under the loan agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of December 31, 2016, the Company was in compliance with all provisions under the facility.

In connection with securing the Amendment, the Company paid a commitment fee and incurred transaction costs totaling $75,000, which are being amortized as interest expense over the lives of the facilities. Debt financing costs of $59,000 and $97,000 (net of amortization) are presented as long-term assets in the consolidated balance sheet.

As of December 31, 2016 and 2015, the Company’s outstanding borrowings under the credit facility for revolving credit loans totaled $3.6 million and $4.4 million, respectively, and unused borrowing capacity available was $12 million and $11 million, respectively. The Company’s outstanding borrowings under the term loan were $6.3 million and $8.1 million at December 31, 2016 and 2015, respectively. The Company believes the eligible borrowing base on the revolving credit facility will not fall below current outstanding borrowings for a period of time exceeding one year and has classified the $3.6 million outstanding debt balance at December 31, 2016 as long-term.

As of December 31, 2016, the annual aggregate maturities of our outstanding debt during each of the next five years are as follows:

Total Amount
(Amounts in thousands)
2017	1,800
2018	5,436
2019	1,800
2020	900
2021	—

Total	$9,936

6.	Commitments and Contingencies

Lease Commitments

The Company rents certain office facilities and equipment under noncancelable operating leases, which provide for the following future minimum rental payments as of December 31, 2016:

Total Amount
(Amounts in thousands)
2017	$843
2018	877
2019	878
2020	502
2021	187
Thereafter	—

Total	$3,287

Rental expense for the years ended December 31, 2016, 2015 and 2014, totaled $1.2 million, $1.0 million and $596,000, respectively. The increase in rent expense in 2015 from prior years was largely due to the Hudson IT acquisition and our move to a larger facility in New Delhi, India.

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S.-based salaried employees. Concurrent with the acquisition of Hudson IT, the Company expanded employee eligibility under the Retirement Plan to include all U.S. based W-2 hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. For Hudson IT employees enrolled in the Hudson Employee Retirement Savings Plan at the acquisition date, the Company provides a matching contribution of 50% of the first 6% of the participant’s contributed pay, subject to vesting based on their combined tenure with Hudson and Mastech. For all other employees, the Company did not provide for any matching contributions for the three years ended December 31, 2016. Mastech’s total contributions to the Retirement Plan related to the qualified Hudson IT employees totaled $105,000 and $48,000 for the years ended December 31, 2016 and 2015, respectively.

8.	Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 1,400,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. The most recent amendment, approved by shareholder vote at the Company’s Annual Meeting of Shareholders on May 18, 2016 increased the number of shares of Common Stock that may be issued pursuant to the Plan by 200,000 shares to a total of 1,400,000. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. As of December 31, 2016, the Company had 1,055,000 outstanding and/or exercised stock options, 130,000 vested performance shares and 101,000 outstanding and/or released restricted stock units that were issued under the Plan. Thus, as of December 31, 2016, the Company has 114,000 shares available for future grants under the Plan.

The Plan is administered by the Compensation Committee of the Board of Directors. All grants awarded under the Plan are recommended by the Committee to the Board of Directors for approval. The exercise price of stock options is set on the grant date and is not to be less than the fair market value per share of our closing stock price on that date. Grants of stock options and restricted stock awards generally vest over a four to five-year period and options expire after ten years from the grant date. Performance shares vest upon the achievement of the performance criteria and approval by the Compensation Committee of the Board of Directors.

Following is a summary of the Company’s stock option activity for the three years ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2013	265,000	$1.01

Granted	—	$—
Exercised	(10,000)	$1.43
Cancelled / forfeited	—	$—

Outstanding at December 31, 2014	255,000	$1.00
Granted	—	$—
Exercised	(19,000)	$0.81
Cancelled / forfeited	—	$—

Outstanding at December 31, 2015	236,000	$1.01
Granted	335,000	$7.04
Exercised	(126,000)	$0.81
Cancelled / forfeited	—	$—

Outstanding at December 31, 2016	445,000	$5.61

As of December 31, 2016, the Company’s outstanding “in the money” stock options using the year-end share price of $6.81 had an aggregate intrinsic value of $646,000. As of December 31, 2016, the intrinsic value of vested and expected to vest stock options totaled $646,000. The total intrinsic value of options exercised during 2016, 2015 and 2014 totaled $849,000, $183,000 and $131,000, respectively. The measurement date fair value of stock options vested during 2016, 2015 and 2014 totaled $0, $69,000 and $69,000, respectively.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of December 31, 2016:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $2.00	87,000	4.8	$0.81
$2.01 to $4.00	17,000	3.0	$2.36
$4.01 to $6.00	6,000	0.7	$4.63
$6.01 to $8.00	335,000	9.3	$7.04

	445,000	8.0	$5.61

Range of Exercise Prices:	Options Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $2.00	87,000	4.8	$0.81
$2.01 to $4.00	17,000	3.0	$2.36
$4.01 to $6.00	6,000	0.7	$4.36
$6.01 to $8.00	—	—	—

	110,000	4.3	$1.25

Stock options of 335,000 units were issued during the year ended December 31, 2016 and vest over a five year period. No stock options were issued for the years ended December 31, 2015 and 2014.

The Company used the following assumptions with respect to the Black-Scholes option pricing model for Mastech Digital options issued during 2016. No stock options were issued during 2015 and 2014.

	Years Ended December 31,
	2016	2015	2014
Stock option grants:
Weighted-average risk-free interest rate	1.34%	—	—
Weighted-average dividend yield	0.0%	—	—
Expected volatility	55.9%	—	—
Expected term (in years)	5.5	—	—
Weighted-average fair value	$3.52	$—	$—

Risk-free interest rate – The risk-free rate for stock options granted during the period was determined by using a U.S. Treasury rate for the period that coincided with the expected term of the options.

Expected dividend yield – The Company did not contemplate a recurring dividend program. Accordingly, the dividend yield assumption used was 0.0%.

Expected volatility – Expected volatility was determined based on the historical volatility of Mastech Digital’s common stock.

Expected term – Mastech Digital’s expected term is 5.5 years for stock option grants. The Company’s expected term was based on the exercise history of our employees and the vesting term of our stock options.

Following is a summary of Mastech’s restricted stock activity for the three years ended December 31, 2016:

	Years Ended December 31,
	2016	2015	2014
Beginning outstanding balance	67,370	72,741	39,863
Awarded	—	18,000	45,000
Released	(22,315)	(23,371)	(12,122)
Forfeited	(12,500)	—	—

Ending outstanding balance	32,555	67,370	72,741

The aggregate intrinsic value of restricted stock units outstanding at December 31, 2016 was $222,000. The total intrinsic value of restricted shares released during 2016 totaled $158,000.

Following is a summary of Mastech performance share activity for the three years ended December 31, 2016:

	Years Ended December 31,
	2016	2015	2014
Beginning outstanding balance	76,419	103,273	206,554
Awarded	—	—	—
Vested	—	(26,854)	(103,281)
Forfeited	(76,419)	—	—

Ending outstanding balance	0	76,419	103,273

The total intrinsic value of performance shares vested during 2016 totaled $0. The aggregate intrinsic value of performance shares outstanding at December 31, 2016 was $0.

Stock-based compensation expense of $408,000, $262,000 and $330,000 was recognized in the Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014, respectively. The Company has recognized related tax benefits associated with its share-based compensation arrangements for the years ended December 31, 2016, 2015, and 2014 of $152,000, $99,000, and $125,000, respectively. As of December 31, 2016, the total remaining unrecognized compensation expense related to non-vested stock options totaled $1.0 million and the total remaining unrecognized compensation expense related to restricted stock units amounted to $289,000, which will be amortized over the weighted-average remaining requisite service period of 3.8 years.

9.	Income Taxes

The components of income before income as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Income before income taxes:
Domestic	$3,544	$3,995	$5,087
Foreign	476	430	421

Income before income taxes	$4,020	$4,425	$5,508

While all of the Company’s revenues and income is generated within the United States, the Company does have a foreign subsidiary in India which provides recruitment services to its U.S. operations. Accordingly the Company allocates a portion of its income to this subsidiary based on a “transfer pricing” model and reports such income as Foreign in the above table.

No provision for U.S. income taxes has been made for the undistributed earnings of its Indian subsidiary as of December 31, 2016, as those earnings are expected to be permanently reinvested outside the U.S. If these foreign earnings were to be repatriated in the future, the U.S. tax liability may be reduced by any foreign income taxes previously paid on such earnings, which would make this U.S. tax liability immaterial. The determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The provision for income taxes, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Current provision:
Federal	$1,189	$1,375	$1,720
State	101	143	191
Foreign	161	143	115

Total current provision	1,451	1,661	2,026

Deferred provision:
Federal	43	10	51
State	6	1	8
Foreign	—	—	—

Total deferred provision	49	11	59

Total provision for income taxes	$1,500	$1,672	$2,085

The reconciliation of income taxes from continuing operations computed using our statutory U.S. income tax rate and the provision for income taxes for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Years Ended December 31,
(Amounts in thousands)	2016		2015		2014
Income taxes computed at the federal statutory rate	$1,367	34.0%	$1,505	34.0%	$1,873	34.0%
State income taxes, net of federal tax benefit	107	2.7	144	3.3	199	3.6
Other	26	0.6	23	0.5	13	0.3

	$1,500	37.3%	$1,672	37.8%	$2,085	37.9%

The components of the deferred tax assets and liabilities were as follows:

	At December 31,
	2016	2015
	(Amounts in thousands)
Deferred tax assets:
Allowance for doubtful accounts and employee advances	$151	$121
Accrued vacation, bonuses and severance	334	289
Stock-based compensation expense	164	150

Total deferred tax assets	649	560

Deferred tax liabilities:
Prepaid expenses	205	193
Depreciation, intangibles and other	190	58

Total deferred tax liabilities	395	251

Net deferred tax asset	254	309
Less: current deferred tax asset	280	217

Total long-term deferred tax asset (liability)	$(26)	$92

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, for the three years ended December 31, 2016 is as follows:

	Years Ended December 31,
(Amounts in thousands)	2016	2015	2014
Unrecognized tax benefits, beginning balance	$135	$138	$111
Additions related to current period	20	35	40
Additions related to prior periods	—	—	—
Reductions related to prior periods	(27)	(38)	(13)

Unrecognized tax benefits, ending balance	$128	$135	$138

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2016, 2015 and 2014, the Company had $15,000, $16,000 and $16,000, respectively, accrued for interest and penalties.

10.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

Concurrent with the Company’s June 15, 2015 borrowings under the $9 million term loan facility, the Company entered into a five-year interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. Under the swap contracts, the Company pays interest at a fixed rate of 1.515% and receives interest at a variable rate equal to the daily U.S. LIBOR rate on a notional amount of $5,000,000. Both the debt and the swap contracts mature in 60-monthly installments commencing on July 1, 2015. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of interest rate swap contracts deemed ineffective are recognized in the Consolidated Statement of Operations as interest expense. The fair value of the interest rate swap contracts at December 31, 2016 and 2015 was a liability of $12,000 and $31,000, respectively, and is reflected in the Consolidated Balance Sheet as other current liabilities.

Foreign Currency Risk Management

In 2012 through 2015, the Company entered into foreign currency forward contracts (“derivative contracts”) to mitigate and manage the risk of changes in foreign exchange rates related to highly probable expenditures in support of its Indian-based global recruitment operations. These forward contracts were designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. In December 2015, the decision was made not to hedge the Indian rupee in 2016 given that the likelihood of an expanding interest rate environment in the U.S. should mitigate any appreciation in the Indian rupee relative to the U.S. dollar. Thus, at December 31, 2016 and December 31, 2015, there were no outstanding currency hedge positions.

The following table presents information related to foreign currency forward contracts and interest rate swap contracts held by the Company:

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (“OCI”) for the year ended December 31, 2016 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income	Location of Gain / (Loss) reclassified in Income on Derivatives	Amount of Gain / (Loss) recognized in Income on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)

Interest-Rate
Swap
Contracts	$19	Interest Expense	$(41)	Interest Expense	$—

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2015 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income	Location of Gain / (Loss) reclassified in Income on Derivatives	Amount of Gain / (Loss) recognized in Income on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
Currency
Forward
Contracts	$41	SG&A Expense	$(77)	Other Income/ (Expense)	$68
Interest-Rate
Swap
Contracts	$(31)	Interest Expense	$(35)	Interest Expense	$—

Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets (in thousands):

	December 31, 2016		December 31, 2015
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Currency Forward Contracts	None	$0	None	$0
Interest-Rate Swap Contracts	Other Current Liabilities	$12	Other Current Liabilities	$31

The estimated amount of pretax (losses) as of December 31, 2016 that is expected to be reclassified from other comprehensive income (loss) into earnings, within the next 12 months is approximately ($25,000).

11.	Shareholders’ Equity

On October 22, 2014, the Company’s Board of Directors approved the extension of the Company’s existing Share Repurchase Program for an additional two-year period, through December 22, 2016. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws. During 2016, 2015 and 2014, the Company purchased 0, 12,654 and 32,149 shares, respectively, under the Share Repurchase Program. These share repurchases were completed at an average share price, inclusive of transaction cost, of $9.49 and $11.75 per share for 2015 and 2014, respectively. The Board of Directors elected not to extend the Share Repurchase Program in December 2016.

In addition to shares purchased under the Share Repurchase Program, the Company purchases shares to satisfy employee tax obligations related to its Stock Incentive Plan. In 2016, the Company purchased 1,931 shares at an average price of $7.07 to satisfy employee tax obligations related to the vesting of restricted shares. In 2015, the Company purchased 8,921 shares at an average price of $9.62 to satisfy employee tax obligations related to the vesting of performance and restricted shares, in accordance with the Plan provisions.

12.	Revenue Concentration

The Company did not have a client that exceeded 10% of total revenues in 2016 and 2015. In 2014, Accenture PLC was the Company’s only client that exceeded 10% of total revenues, generating 11.7% of total revenues. Additionally, Accenture PLC accounted for 13.4% of the Company’s accounts receivable balance at December 31, 2014.

The Company’s top ten clients represented approximately 44%, 51% and 59% of total revenues in 2016, 2015 and 2014, respectively.

13.	Earnings per Share

The computation of basic earnings per share (“EPS”) is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options and restricted share units were exercised / released. The dilutive effect of stock options and restricted share units were calculated using the treasury stock method. Performance shares for which the performance objectives were achieved as of December 31, 2014, were included in the dilutive earnings per share calculation for the respective years as though such shares were outstanding for the entire quarter in which the performance objectives were achieved.

For the year’s ended 2016 there were 250,000 anti-dilutive stock options that were excluded from the computation of diluted earnings per share. In 2015 and 2014, there were no anti-dilutive stock options excluded from the computation of diluted earnings per share.

The following table sets forth the denominators of the basic and diluted EPS computations.

	Years Ended December 31,
(Amounts in thousands):	2016	2015	2014
Weighted-average shares outstanding:
Basic	4,393	4,338	4,320
Stock options and restricted share units	89	103	139

Diluted	4,482	4,441	4,459

The following table sets forth the computation of basic EPS utilizing net income and the Company’s weighted-average common stock outstanding:

	Years Ended December 31,
(Amounts in thousands, except per share data):	2016	2015	2014
Net income	$2,520	$2,753	$3,423
Basic weighted-average shares outstanding	4,393	4,338	4,320

Basic EPS	$.57	$.63	$.79

The following table sets forth the computation of diluted EPS utilizing net income and the Company’s weighted-average common stock outstanding plus the weighted-average of stock options, restricted shares and performance shares:

	Years Ended December 31,
(Amounts in thousands, except per share data):	2016	2015	2014
Net income	$2,520	$2,753	$3,423
Diluted weighted-average shares outstanding	4,482	4,441	4,459

Diluted EPS	$.56	$.62	$.77

14.	Fair Value Measurements

The Company has adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), related to certain financial and nonfinancial assets and liabilities. ASC 820 establishes the authoritative definition of fair value; sets out a framework for measuring fair value; and expands the required disclosures about fair value measurements. The valuation techniques required by ASC 820 are based on observable and unobservable inputs using the following three-tier hierarchy:

•	Level 1 – Inputs are observable quoted prices (unadjusted) in active markets for identical assets and liabilities.

•	Level 2 – Inputs are observable, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are directly or indirectly observable in the marketplace.

•	Level 3 – Inputs are unobservable that are supported by little or no market activity.

The following table summarizes the basis used to measure financial assets and (liabilities) at fair value on a recurring basis:

	Fair Value as of December 31, 2016
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$0	$(12)	$0	$(12)

	Fair Value as of December 31, 2015
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$0	$(31)	$0	$(31)

15.	Quarterly Financial Information (Amounts in thousands, except per share data):

	Revenues	Gross Profit	Net Income	Earnings Per Share
Year Ended December 31, 2016				Basic	Diluted
First quarter	$31,714	$6,113	$11	$.00	$.00
Second quarter	33,629	6,889	945	.22	.21
Third quarter	34,263	6,897	924	.21	.21
Fourth quarter	32,402	6,398	640	.14	.14

Annual	$132,008	$26,297	$2,520	$.57	$.56

	Revenues	Gross Profit	Net Income	Earnings Per Share
Year Ended December 31, 2015				Basic	Diluted
First quarter	$27,060	$4,687	$195	$.05	$.04
Second quarter	29,305	5,515	382	.09	.09
Third quarter	34,565	6,879	887	.20	.20
Fourth quarter	32,540	6,718	1,289	.30	.29

Annual	$123,470	$23,799	$2,753	$.63	$.62

16.	Severance Charges

The Company incurred severance costs of $780,000, $305,000 and $0 in 2016, 2015 and 2014, respectively. Severance costs during 2016 related to changes in the Company’s President and Chief Executive Officer and its Vice President of Technology and Chief Information Officer. Severance costs in 2015 related to a change in executive sales leadership.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based upon this assessment, management has concluded and hereby reports that the Company’s internal control over financial reporting was effective as of December 31, 2016.

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

Information required by this Item, not set forth below, is incorporated herein by reference from the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for May 17, 2017, which will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2016 (the “Proxy Statement”) under the headings “Proposal No. 1 – Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Committees and Meetings”.

We have adopted a code of ethics applicable to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer, titled Code of Conduct Policy. The Code of Conduct Policy is posted on the Company’s website, www.mastechdigital.com (under the “Corporate Governance” caption of the Investor Relations page). The Company intends to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its code of ethics by posting such information on the Company’s website.

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

The information required by this item is hereby incorporated by reference to the Proxy Statement under the headings “Board Committees and Meetings” and “Policies and Procedures for Approving Related Person Transactions”. During 2016, we had no related party transactions.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the Proxy Statement under the heading “Independent Registered Public Accountants”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The following Consolidated Financial Statements of the registrant and its subsidiaries are included on pages 33 to 57 and the report of Independent Registered Public Accounting Firm is included on page 32 in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets – December 31, 2016 and 2015.

Consolidated Statements of Operations – Years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Comprehensive Income – Years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Cash Flows – Years ended December 31, 2016, 2015 and 2014.

Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedules

The following Consolidated Financial Statement schedules shown below should be read in conjunction with the Consolidated Financial Statements on pages 33 to 57 in this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or notes thereto.

The following items appear immediately on the following page:

Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015 and 2014.

3.	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

MASTECH DIGITAL, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands)

	Balance at beginning of period	Charged to expense (credited)	Recoveries/ (Write-offs)	Balance at end of period
Allowance for Doubtful Accounts:
Year ended December 31, 2016	$313	$75	$—	$388
Year ended December 31, 2015	260	53	—	313
Year ended December 31, 2014	358	—	(98)	260

Exhibit	Index Description Exhibit

2.1**	Asset Purchase Agreement, dated as of May 8, 2015, by and among Hudson Global, Inc., Hudson Global Resources Management, Inc. and Mastech Digital Technologies, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2015.

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2016.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2016.

4.1	Form of Common Stock Certificate of the Company.

10.1†	Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), effective as of May 14, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016.

10.2†	Amendment to Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), executed May 18, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2016.

10.3	Second Amended and Restated Loan Agreement, dated July 11, 2014, by and among the Company, Mastech Digital Technologies, Inc., Mastech Digital Alliance, Inc., Mastech Trademark Systems, Inc. and PNC Bank, National Association, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2014.

10.4	First Amendment to Second Amended and Restated Loan Agreement, dated June 15, 2015, by and among the Company, Mastech Digital Technologies, Inc., Mastech Digital Alliance, Inc., Mastech Trademark Systems, Inc., Mastech Digital Resourcing, Inc. and PNC Bank, National Association, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2015.

10.5	Second Amended and Restated Stock Pledge Agreement, dated June 15, 2015, made by the Company in favor of PNC Bank, National Association, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2015.

10.6†	Amended and Restated Executive Employment Agreement, executed March 20, 2017, by and among Mastech Digital Technologies, Inc., the Company, and John J. Cronin, Jr., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Company on March 23, 2017.

10.7	Lease Agreement, dated April 2, 2014, between PIBP 210 LLP and the Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2014.

10.8†	Amended and Restated Executive Employment Agreement, executed March 20, 2017, by and among Mastech Digital Technologies, Inc., the Company and Vivek Gupta, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23 2017.

10.9†	Form of Restricted Stock Agreement under the Mastech Digital, Inc. Stock Incentive Plan (as amended and restated).

10.10†	Form of Non-Qualified Stock Option Agreement under the Mastech Digital, Inc. Stock Incentive Plan (as amended and restated).

10.11†	Summary of Director Compensation Arrangements.

Exhibit	Index Description Exhibit

14.1	The Company’s Code of Business Conduct and Ethics, as adopted on September 15, 2016.

21.1	List of Subsidiaries of the Company.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Designates the Company’s management contracts or compensation plans or arrangements for its executive officers.
*	XBRL (eXtensible Business Reporting Language) information is filed herewith.
**	Certain schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of March, 2017.

MASTECH DIGITAL, INC.

/s/ VIVEK GUPTA
Vivek Gupta President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on this 24th day of March, 2017.

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