Form 10-Q
period 2017-03-31
Mastech Digital, Inc.
filed 2017-05-10
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 28, 2017 was 4,498,579.

MASTECH DIGITAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues	$33,100	$31,714
Cost of revenues	26,891	25,601

Gross profit	6,209	6,113
Selling, general and administrative expenses	5,806	5,978

Income from operations	403	135
Interest income (expense)	(102)	(116)
Other income (expense), net	21	(2)

Income before income taxes	322	17
Income tax expense	121	6

Net income	$201	$11

Earnings per share:
Basic	$.04	$.00

Diluted	$.04	$.00

Weighted average common shares outstanding:
Basic	4,499	4,353

Diluted	4,561	4,450

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$201	$11
Other comprehensive income (loss):
Net unrealized gain (loss) on interest-rate swap contracts	11	(30)

Total pretax net unrealized gain (loss)	11	(30)
Income tax expense (benefit)	5	(12)

Total other comprehensive income gain (loss), net of taxes	$6	$(18)

Total comprehensive income gain (loss)	$207	$(7)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$876	$829
Accounts receivable, net of allowance for uncollectible accounts of $388 in 2017 and 2016	18,704	17,916
Unbilled receivables	4,673	3,186
Prepaid and other current assets	767	701
Prepaid income taxes	4	52

Total current assets	25,024	22,684
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,233	1,198
Enterprise software	645	645
Leasehold improvements	351	354

	2,229	2,197
Less – accumulated depreciation and amortization	(1,687)	(1,639)

Net equipment, enterprise software, and leasehold improvements	542	558

Deferred income taxes	246	254
Deferred financing costs, net	50	59
Non-current deposits	176	170
Goodwill	8,427	8,427
Intangible assets, net	7,110	7,313

Total assets	$41,575	$39,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,800	$1,800
Accounts payable	2,952	1,963
Accrued payroll and related costs	5,280	7,645
Other accrued liabilities	592	653
Deferred revenue	85	196

Total current liabilities	10,709	12,257

Long-term liabilities:
Long-term debt, less current portion	11,480	8,136

Total liabilities	22,189	20,393
Commitments and contingent liabilities (Note 3)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 125,000,000 shares authorized and 5,317,148 shares issued as of March 31, 2017 and as of December 31, 2016	53	53
Additional paid-in-capital	13,970	13,863
Retained earnings	9,498	9,297
Accumulated other comprehensive loss	(1)	(7)
Treasury stock, at cost; 818,569 shares as of March 31, 2017 and December 31, 2016	(4,134)	(4,134)

Total shareholders’ equity	19,386	19,072

Total liabilities and shareholders’ equity	$41,575	$39,465

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$201	$11
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	252	255
Interest amortization of deferred financing costs	9	10
Stock-based compensation expense	107	115
Deferred income taxes, net	8	(275)
Loss on disposition of fixed assets	4	—
Working capital items:
Accounts receivable and unbilled receivables	(2,275)	(1,670)
Prepaid and other current assets	(23)	(138)
Accounts payable	989	160
Accrued payroll and related costs	(2,365)	(683)
Other accrued liabilities	(50)	(594)
Deferred revenue	(111)	(64)

Net cash flows (used in) operating activities	(3,254)	(2,873)

INVESTING ACTIVITIES:
Payment for non-current deposits	(6)	—
Capital expenditures	(37)	—

Net cash flows (used in) investing activities	(43)	—

FINANCING ACTIVITIES:
Borrowings on revolving credit facility, (net)	3,794	3,305
(Repayments) on term loan facility	(450)	(450)

Net cash flows provided by financing activities	3,344	2,855

Net change in cash and cash equivalents	47	(18)
Cash and cash equivalents, beginning of period	829	848

Cash and cash equivalents, end of period	$876	$830

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

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

Accounting Principles

The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the SEC on March 24, 2017. Additionally, our operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017 or for any other period.

Principles of Consolidation

The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Reclassification

As Discussed in Note 14, Recently Issued Accounting Standards, the Company adopted ASU 2015-17 “Balance Sheet Classification of Deferred Taxes” on a retrospective basis during the current quarter. Accordingly, the impact of this retrospective adoption was a reclassification of $26,000 of non-current deferred tax liabilities and $280,000 of current deferred tax assets as a net non-current asset of $254,000 as of December 31, 2016. This presentation conforms to the March 31, 2017 balance sheet.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the three months ended March 31, 2017.

Segment Reporting

The Company has one reportable segment in accordance with ASC Topic 280 “Disclosures About Segments of an Enterprise and Related Information”.

2.	Goodwill and Other Intangible Assets, net

Goodwill related to our June 15, 2015 acquisition of Hudson Global Resource Management’s U.S. IT staffing business (“Hudson IT”) totaled $8.4 million.

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Intangible assets were comprised of the following as of March 31, 2017:

	As of March 31, 2017
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
Client relationships	12	$7,999	$1,193	$6,806
Covenant-not-to-compete	5	319	116	203
Trade name	3	249	148	101

Total Intangible Assets		$8,567	$1,457	$7,110

Amortization expense for the three month period ended March 31, 2017 and 2016 was $203,000 for both periods and is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2017 through 2021 is as follows:

	Years Ended December 31,
	2017	2018	2019	2020	2021
	(Amounts in thousands)
Amortization expense	$813	$769	$731	$696	$667

3.	Commitments and Contingencies

Lease Commitments

The Company rents certain office space and equipment under non-cancelable leases which provide for future minimum rental payments. Total lease commitments have not materially changed from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S. based salaried employees. Concurrent with the acquisition of Hudson IT, the Company expanded employee eligibility under the Retirement Plan to include all U.S. based W-2 hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. For Hudson IT employees enrolled in the Hudson Employee Retirement Savings Plan under the Code at the acquisition date, the Company provides a matching contribution of 50% of the first 6% of the participant’s contributed pay, subject to vesting based on the combined tenure with Hudson and Mastech Digital. For all other employees, the Company did not provide for any matching contributions for the three months ended March 31, 2017 and 2016. Mastech Digital’s total contributions to the Retirement Plan for the three months ended March 31, 2017 and 2016 related to the former Hudson IT employees totaled approximately $30,000 and $27,000, respectively.

5.	Stock-Based Compensation

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 1,400,000 shares of the Company’s Common Stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three months ended March 31, 2017, the Company granted no shares under the Plan. During the three months ended March 31, 2016 the Company granted stock options to purchase 250,000 shares of Common Stock. As of March 31, 2017 and December 31, 2016, there were 114,000 shares in both periods available for future grant under the Plan.

Stock-based compensation expense was $107,000 and $115,000 for the three month periods ended March 31, 2017 and 2016 respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

For the three months ended March 31, 2017 and 2016, the Company issued no shares related to the exercise of stock options and vesting of restricted shares.

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

The Company has pledged substantially all of its assets in support of the credit facility. The loan agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s leverage ratio and fixed charge ratio (as defined under the loan agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of March 31, 2017, the Company was in compliance with all provisions under the facility.

In connection with securing the Amendment, the Company paid a commitment fee and incurred transaction costs totaling $75,000, which are being amortized as interest expense over the lives of the facilities. Debt financing costs of $50,000 and $59,000 (net of amortization) as of March 31, 2017 and December 31, 2016, respectively, are presented as long-term assets in the Company’s Condensed Consolidated Balance Sheets.

As of March 31, 2017, the Company’s outstanding borrowings under the credit facility for revolving credit loans totaled $7.4 million and unused borrowing capacity available was $9.6 million. The Company’s outstanding borrowings under the term loan were $5.9 million at March 31, 2017. The Company believes the eligible borrowing base on the revolving credit facility will not fall below current outstanding borrowings for a period of time exceeding one year and has classified the $7.4 million outstanding debt balance at March 31, 2017 as long-term.

7.	Income Taxes

The components of income before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(Amounts in thousands)
Income before income taxes:
Domestic	$197	$(102)
Foreign	125	119

Income before income taxes	$322	$17

While all of the Company’s revenues and income is generated within the United States, the Company does have a foreign subsidiary in India which provides recruitment services to its U.S. operations. Accordingly, the Company allocates a portion of its income to this subsidiary based on a “transfer pricing” model and reports such income as “Foreign” in the above table.

No provision for U.S. income taxes has been made for the undistributed earnings of its Indian subsidiary as of March 31, 2017, as those earnings are expected to be permanently reinvested outside the U.S. If these foreign earnings were to be repatriated in the future, the U.S. tax liability may be reduced by any foreign income taxes previously paid on such earnings, which would make this U.S. tax liability immaterial. The determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The provision for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(Amounts in Thousands)
Current provision:
Federal	$67	$195
State	8	34
Foreign	42	40

Total current provision	117	269

Deferred provision (benefit):
Federal	3	(229)
State	1	(34)
Foreign	—	—

Total deferred provision (benefit)	4	(263)

Total provision for income taxes	$121	$6

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three months ended March 31, 2017 and 2016 were as follows (amounts in thousands):

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Income taxes computed at the federal statutory rate	$109	34.0%	$5	34.0%
State income taxes, net of federal tax benefit	9	2.8	—	—
Other – net	3	0.8	1	4.0

	$121	37.6%	$6	38.0%

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, are as follows:

(Amounts in thousands)	Three Months Ended March 31, 2017
Balance as of December 31, 2016	$128
Additions related to current period	—
Additions related to prior periods	—
Reductions related to prior periods	—

Balance as of March 31, 2017	$128

Although it is difficult to anticipate the final outcome of these uncertain tax positions, the Company believes that the total amount of unrecognized tax benefits could be reduced by approximately $33,000 during the next twelve months due to the expiration of the statutes of limitation.

8.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

Concurrent with the Company’s June 15, 2015 borrowings under the $9 million term loan facility, the Company entered into a five-year interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. Under the swap contracts, the Company pays interest at a fixed rate of 1.515% and receives interest at a variable rate equal to the daily U.S. LIBOR rate on a notional amount of $5,000,000. Both the debt and the swap contracts mature in 60-monthly installments commencing on July 1, 2015. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Condensed Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of interest-rate swap contracts deemed ineffective are recognized in the Condensed Consolidated Statements of Operations as interest expense. The fair value of the interest-rate swap contracts at March 31, 2017 was a liability of $1,000 and is reflected in the Condensed Consolidated Balance Sheet as other current liabilities.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income are as follows (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Location of Gain / (Loss) reclassified in Income (Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income (Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
For the Three Months Ended March 31, 2017:
Interest-Rate Swap Contracts	$11	Interest Expense	$(6)	Interest Expense	$(0)
For the Three Months Ended March 31, 2016:
Interest-Rate Swap Contracts	$(30)	Interest Expense	$(11)	Interest Expense	$(0)

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2017		December 31, 2016
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest-Rate Swap Contracts	Other Current Liabilities	$1	Other Current Liabilities	$12

The estimated amount of pretax losses as of March 31, 2017 that is expected to be reclassified from other comprehensive income (loss) into earnings within the next 12 months is approximately ($25,000).

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

At March 31, 2017 and December 31, 2016, the Company carried the following financial assets and (liabilities) at fair value measured on a recurring basis (in thousands):

	Fair Value as of March 31, 2017
	Level 1	Level 2	Level 3	Total
(Amounts in thousands)
Interest-Rate Swap Contracts	$0	$(1)	$0	$(1)

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
(Amounts in thousands)
Interest-Rate Swap Contracts	$0	$(12)	$0	$(12)

The fair value of interest rate swap contracts are based on quoted prices for similar instruments from a commercial bank, and therefore, the fair value measurement is considered to be within level 2.

10.	Shareholders’ Equity

The Company had a Share Repurchase Program in place that expired on December 22, 2016. Accordingly, during the three months ended March 31, 2017 no shares were repurchased under a share repurchase program. During the three months ended March 31, 2016, the Company did not repurchase any shares under this program.

11.	Revenue Concentration

For the three months ended March 31, 2017, the Company had one client (CGI = 13%) that exceeded 10% of total revenues. For the three months ended March 31, 2016, the Company had no clients that exceeded 10% of total revenues.

The Company’s top ten clients represented approximately 47% and 42% of total revenues for the three months ended March 31, 2017 and 2016, respectively.

12.	Earning Per Share

The computation of basic earnings per share is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.

For the three months ended March 31, 2017, there were 250,000 anti-dilutive stock options excluded from the computation of diluted earnings per share. For the three months ended March 31, 2016, there were 4,759 anti-dilutive stock options excluded from the computation of diluted earnings per share.

13.	Severance Charges

During the three month period ending March 31, 2017, the Company incurred no severance costs. During the three months ended March 31, 2016 the Company incurred severance costs of $780,000 (pre-tax) related to several changes in executive leadership.

14.	Recently Issued Accounting Standards

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” The Company adopted ASU 2015-17 which amends existing guidance to require presentation of deferred tax asset and liabilities as non-current within a classified balance sheet. This guidance was adopted, on a retrospective basis, at March 31, 2017. Prior periods were adjusted to conform to the current period presentation.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The main difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of the lease payment. The lease asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases), while finance leases will result in a front-loaded expense pattern (similar to current capital leases). The classification of these leases will be based on the criteria that are largely similar to those applied in current lease accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently assessing the potential impact of ASU 2016-02 and expect adoption will have a material impact on our consolidated financial condition and results of operations. Contractual obligations on lease arrangements as of March 31, 2017 approximated $3.2 million.

In March, 2016, the FASB issued ASU 2016-09 “Compensation – Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting”. The FASB issued this ASU as part of its “Simplification Initiative,” which has the objective of identifying, evaluating, and improving areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016 and, accordingly, we adopted this ASU on January 1, 2017. The adoption of this ASU had no impact on the consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment”, which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under this ASU, a goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual and interim periods beginning January 1, 2020, with early adoption permitted, and applied prospectively. We do not expect ASU 2017-04 to have a material impact on our financial statements.

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

You should read the following discussion in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2016, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 24, 2017.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about future events, future performance, plans, strategies, expectations, prospects, competitive environment and regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words, “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend” or the negative of these terms or similar expressions in this quarterly report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors”, “Forward-Looking Statements” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2016. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update forward-looking statements and the estimates and assumptions associated with them, after the date of this quarterly report on Form 10-Q, except to the extent required by applicable securities laws.

Website Access to SEC Reports:

The Company’s website is www.mastechdigital.com. The Company’s Annual Report on Form 10-K for the year ended December 31, 2016, current reports on Form 8-K and all other reports filed with the SEC, are available free of charge on the Investors page. The website is updated as soon as reasonably practical after such reports are filed electronically with the SEC.

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies and critical accounting estimates are described in Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to these critical accounting policies during the three months ended March 31, 2017.

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

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the second half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. In 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. In 2011 and 2012, activity levels continued to trend up in most technologies and sales channels. During 2013, 2014 and 2015, we continued to see a steady flow of solid activity in our contract staffing business; however, tightness in the supply side (skilled IT professionals) of our business in 2014 and 2015 negatively impacted our new assignment successes. Solid activity levels in our contract staffing business continued during 2016, however, recruitment challenges remained due to the tightness in the supply of skilled IT professionals. During the first three months of 2017, activity levels continued at solid levels but recruitment challenges remain.

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

Results of Operations for the Three Months Ended March 31, 2017 as Compared to the Three Months Ended March 31, 2016:

Revenues:

Revenues for the three months ended March 31, 2017 totaled $33.1 million, compared to $31.7 million for the corresponding three month period in 2016. This 4.4% year-over-year revenue increase largely reflected a higher level of billable consultants in the 2017 quarter. Billable consultant headcount at March 31, 2017 totaled 893 consultants compared to 854 consultants, one-year earlier. Additionally, our average bill rate in the 2017 quarter was up slightly to $75.40 compared to $74.80 in the corresponding quarter of 2016.

Below is a tabular presentation of revenues by sales channel for the three months ended March 31, 2017 and 2016, respectively:

Revenues (Amounts in millions)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Wholesale Channel	$20.8	$19.0
Retail Channel	12.3	12.7
Permanent Placements / Fees	0.0	0.0

Total revenues	$33.1	$31.7

Revenues from our wholesale channel increased approximately 9% in the three month period ended March 31, 2017 compared to the corresponding 2016 period as higher revenues from our integrator clients (up 21%), were partially offset by modest declines at our other staffing clients (down 2%). An increase in placement activity at several of our integrator clients over the last several quarters favorably impacted our revenue performance in this channel. Retail channel revenues decreased 3% during the three months ended March 31, 2017 compared to the period one-year earlier as a decline in MSP client revenues more than offset an increase in revenues from direct end user clients. Permanent placement / fee revenues were under $100,000 in both the 2017 and 2016 periods.

For the three months ended March 31, 2017, the Company had one client (CGI = 13%) that exceeded 10% of total revenues. For the three months ended March 31, 2016, the Company had no clients that exceeded 10% of total revenues.

The Company’s top ten clients represented approximately 47% and 42% of total revenues for the three months ended March 31, 2017 and 2016, respectively.

Gross Margin:

Gross profits in the first quarter of 2017 totaled $6.2 million, compared to $6.1 million in the first quarter of 2016. Gross profit as a percentage of revenue was 18.8% for the three month period ending March 31, 2017, which was 50-basis points lower than our gross margin performance in the same period of 2016. The decline in margins reflected a higher level of benefit costs related to our self-insured benefit program and lower margins in our retail channel.

Below is a tabular presentation of gross margin by sales channel for the three months ended March 31, 2017 and 2016, respectively:

Gross Margin	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Wholesale Channel	16.9%	16.9%
Retail Channel	21.4	22.5
Permanent Placements / Fees	100.0	100.0

Total gross margin	18.8%	19.3%

Wholesale channel gross margins were flat compared to the previous year, despite an increase in benefit costs during to the 2017 period. Retail gross margins were down 110 basis points during the three months ended March 31, 2017 compared to the corresponding 2016 period due to higher benefit costs and lower margins largely at MSP clients in the 2017 period.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the three months ended March 31, 2017 totaled $5.8 million or 17.5% of total revenues, compared to $6.0 million or 18.8% of revenues for the three months ended March 31, 2016. Excluding severance costs incurred in first quarter of 2016 of $0.8 million, SG&A expenses as a percentage of revenues would have been 16.4%. Fluctuations within SG&A expense components during the first quarter of 2017, compared to the first quarter of 2016, included the following:

•	Sales expense increased by $0.3 million in the 2017 period compared to 2016, due to $0.1 million of higher marketing costs and $0.2 million of higher compensation expense reflective of staff expansion.

•	Recruiting expense increased by $0.3 million in the 2017 period compared to 2016, of which the entire variance was attributable to higher compensation expense as we added substantial headcount to our offshore recruitment center in India.

•	General and administrative expense in the first quarter of 2016 was up $0.8 million from the current quarter ending March 31, 2017 and reflected severance costs of $0.8 million in the 2016 period.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended March 31, 2017 consisted of interest expense of $102,000, foreign exchange gains of $25,000 and a $4,000 loss on the disposition of fixed assets. For the three months ended March 31, 2016, Other Income / (Expense) consisted of interest expense of $116,000 and foreign exchange losses of $2,000.

Income Tax Expense:

Income tax expense for the three months ended March 31, 2017 totaled $121,000, representing an effective tax rate on pre-tax income of 37.6%, compared to $6,000 for the three months ended March 31, 2016, which represented a 38.0% effective tax rate on pre-tax income.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

At March 31, 2017, we had bank debt, net of cash balances on hand, of $12.4 million and approximately $9.6 million of borrowing capacity under our existing credit facility.

Historically, we have funded our business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At March 31, 2017, our accounts receivable “days sales outstanding” (“DSOs”) measurement remained at 58-days, essentially in-line with year-end 2016 levels.

We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility should be adequate to fund our business needs and debt service obligations over the next twelve months, exclusive of any potential acquisition activity.

Cash flows provided by (used in) operating activities:

Cash (used in) operating activities for the three months ended March 31, 2017 totaled ($3.3 million) compared to ($2.9 million) during the three months ended March 31, 2016. Elements of cash flows in the 2017 period were net income of $0.2 million, non-cash charges of $0.4 million, and an increase in operating working capital levels of ($3.9 million). During the three months ended March 31, 2016, elements of cash flows were non-cash charges of $0.1 million and an increase in operating working capital levels of ($3.0 million). The operating capital increases in 2017 were due to higher accounts receivable balances to support revenue growth and lower accrued payroll liabilities which are reflective of the timing of our bi-weekly pay cycle. The operating working capital increases in 2016 reflected higher account receivable balances of $1.7 million, which was largely reflective of amended payment terms on several major clients. Additionally, reductions in current liabilities during the quarter were largely due to timing of our payroll and accounts payable cycles at quarter-end.

Cash flows used in investing activities:

Cash used in investing activities for the three months ended March 31, 2017 was $43,000 compared to $0 for the three months ended March 31, 2016. In 2017, capital expenditures totaled $37,000 and payments for non-current deposits total $6,000.

Cash flows provided by (used in) financing activities:

Cash provided by financing activities for the three months ended March 31, 2017 totaled $3.3 million and consisted of borrowings under our revolving credit facility of $3.8 million, partially offset by debt payments on our term loan of ($0.5 million). Cash provided by financing activities for the three months ended March 31, 2016 totaled $2.9 million and consisted of borrowings under our revolving credit facility of $3.3 million, partially offset by debt payments on our term loan of ($0.4 million).

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

Recently Issued Accounting Standards:

Recent accounting pronouncements are described in Note 14 to the accompanying financial statements.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value.

Our cash flow and earnings are subject to fluctuations due to exchange rate variations. Foreign currency risk exists by nature of our global recruitment centers. During 2012 through 2015, we attempted to limit our exposure to currency exchange fluctuations in the Indian rupee via the purchase of foreign currency forward contracts. The Company elected not to engage in currency hedging activities for 2016 and 2017 given the likelihood of an environment of interest rate expansion in the United States, which should have the impact of mitigating any material appreciation in the Indian rupee against the U.S. dollar. As a result, we currently do not have a currency hedging program in place.

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

Changes in Internal Control over Financial Reporting

There has been no change in Mastech Digital’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2016.

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

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 24, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 6.	EXHIBITS

(a) Exhibits

10.1	Second Amended and Restated Executive Employment Agreement, dated as of March 20, 2017, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and Vivek Gupta, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2017.

10.2	Amended and Restated Executive Employment Agreement, dated as of March 20, 2017, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and John J. Cronin, Jr., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2017.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer, filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer, filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer, furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer, furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of May, 2017.

MASTECH DIGITAL, INC.

May 10, 2017	/s/ VIVEK GUPTA
Vivek Gupta
Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1	Second Amended and Restated Executive Employment Agreement, dated as of March 20, 2017, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and Vivek Gupta, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2017.

10.2	Amended and Restated Executive Employment Agreement, dated as of March 20, 2017, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and John J. Cronin, Jr., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2017.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer, filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer, filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer, furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer, furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.