Form 10-Q
period 2017-06-30
Mastech Digital, Inc.
filed 2017-08-11
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 31, 2017 was 5,448,702.

MASTECH DIGITAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$35,086	$33,629	$68,186	$65,343
Cost of revenues	28,009	26,740	54,900	52,341

Gross profit	7,077	6,889	13,286	13,002
Selling, general and administrative expenses	6,095	5,225	11,901	11,203

Income from operations	982	1,664	1,385	1,799
Interest (expense), net	(107)	(121)	(209)	(237)
Other income (expense), net	1	(18)	22	(20)

Income before income taxes	876	1,525	1,198	1,542
Income tax expense	180	580	301	586

Net income	$696	$945	$897	$956

Earnings per share:
Basic	$.15	$.22	$.20	$.22

Diluted	$.15	$.21	$.20	$.21

Weighted average common shares outstanding:
Basic	4,536	4,354	4,517	4,353

Diluted	4,576	4,451	4,563	4,450

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$696	$945	$897	$956
Other comprehensive income (loss):
Net unrealized gain (loss) on interest rate swap contracts	1	(5)	12	(35)

Total pretax net unrealized gain (loss)	1	(5)	12	(35)
Income tax expense (benefit)	—	(2)	5	(14)

Total other comprehensive gain (loss), net of taxes	1	(3)	7	(21)

Total comprehensive income	$697	$942	$904	$935

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$633	$829
Accounts receivable, net of allowance for uncollectible accounts of $388 in 2017 and 2016	16,608	17,916
Unbilled receivables	5,928	3,186
Prepaid and other current assets	1,418	701
Prepaid income taxes	86	52

Total current assets	24,673	22,684
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,243	1,198
Enterprise software	985	645
Leasehold improvements	355	354

	2,583	2,197
Less – accumulated depreciation and amortization	(1,731)	(1,639)

Net equipment, enterprise software, and leasehold improvements	852	558

Deferred income taxes	226	254
Deferred financing costs, net	40	59
Non-current deposits	185	170
Goodwill	8,427	8,427
Intangible assets, net	6,906	7,313

Total assets	$41,309	$39,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,800	$1,800
Accounts payable	3,240	1,963
Accrued payroll and related costs	7,726	7,645
Other accrued liabilities	455	653
Deferred revenue	42	196

Total current liabilities	13,263	12,257

Long-term liabilities:
Long-term debt, less current portion	7,793	8,136

Total liabilities	21,056	20,393
Commitments and contingent liabilities (Note 3)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 125,000,000 shares authorized and 5,411,286 shares issued as of June 30, 2017 and 5,317,148 as of December 31, 2016	54	53
Additional paid-in-capital	14,146	13,863
Retained earnings	10,194	9,297
Accumulated other comprehensive loss	—	(7)
Treasury stock, at cost; 819,728 shares as of June 30, 2017 and 818,569 December 31, 2016	(4,141)	(4,134)

Total shareholders’ equity	20,253	19,072

Total liabilities and shareholders’ equity	$41,309	$39,465

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$897	$956
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	506	504
Bad debt expense	—	25
Interest amortization of deferred financing costs	19	19
Stock-based compensation expense	215	185
Deferred income taxes, net	28	(74)
Loss on disposition of fixed assets	4	—
Working capital items:
Accounts receivable and unbilled receivables	(1,434)	(3,590)
Prepaid and other current assets	(755)	(130)
Accounts payable	1,277	688
Accrued payroll and related costs	81	1,157
Other accrued liabilities	(186)	(847)
Deferred revenue	(154)	(137)

Net cash flows provided by (used in) operating activities	498	(1,244)

INVESTING ACTIVITIES:
Recovery of (payment for) non-current deposits	(15)	5
Capital expenditures	(397)	(45)

Net cash flows (used in) investing activities	(412)	(40)

FINANCING ACTIVITIES:
Borrowings on revolving credit facility, net	557	2,075
(Repayments) on term loan facility	(900)	(900)
Purchase of treasury stock	(7)	—
Proceeds from the exercise of stock options	68	—
(Decrease) in excess tax benefits related to stock options / restricted shares, net	—	(4)

Net cash flows provided by (used in) financing activities	(282)	1,171

Net change in cash and cash equivalents	(196)	(113)
Cash and cash equivalents, beginning of period	829	848

Cash and cash equivalents, end of period	$633	$735

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

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

Recent Developments

On July 13, 2017, the Company completed the acquisition of the services division of Canada-based InfoTrellis, Inc., a project-based consulting services company with specialized capabilities in data management and analytics. The acquisition is expected to significantly strengthen Mastech Digital’s capabilities to offer consulting and project-based delivery of digital transformation services. InfoTrellis, Inc. is headquartered in Toronto, Canada, with offices in Austin, Texas and a global delivery center in Chennai, India.

The transaction is valued at $55 million, with $35.7 million paid in cash at closing (subject to working capital adjustments) and $19.3 million deferred over the next two years. The deferred purchase price is contingent upon the acquired business generating specified EBIT (earnings before interest and taxes) targets during the two years following closing.

The funding for the transaction consisted of a combination of debt and equity. A new $65 million facility the Company established on July 13, 2017 with PNC Bank, N.A. (“PNC”) provided debt financing for the transaction, refinancing for the Company’s existing debt with PNC and additional borrowing capacity for the future. The equity financing was completed through a $6.0 million private placement of newly-issued shares of the Company’s common stock to Mastech’s founders and majority shareholders, Ashok Trivedi and Sunil Wadhwani. Pursuant to the terms of the share purchase agreements executed in connection with the private placement of these shares, the Company agreed to sell such shares at a price per share equal to the greater of $7.00 or the closing price for the common stock on July 10, 2017 (two business days after the July 7, 2017 announcement of the transaction), which was $6.35 per share. Accordingly, the common stock was sold on July 13, 2017 at a price per share equal to $7.00. The terms of the private placement were negotiated and approved by a Special Committee of the Company’s independent directors, which retained counsel and an independent financial advisor.

On July 13, 2017 and July 19, 2017, the Company filed with the Securities and Exchange Commission two Current Reports on Form 8-K providing additional details on this acquisition and the financing arrangements.

Accounting Principles

The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the SEC on March 24, 2017. Additionally, our operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017 or for any other period.

Principles of Consolidation

The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Reclassification

As Discussed in Note 14, Recently Issued Accounting Standards, the Company adopted ASU 2015-17 “Balance Sheet Classification of Deferred Taxes” on a retrospective basis during the first quarter of 2017. Accordingly, the impact of this retrospective adoption was a reclassification of $26,000 of non-current deferred tax liabilities and $280,000 of current deferred tax assets as a net non-current asset of $254,000 as of December 31, 2016. This presentation conforms to the June 30, 2017 balance sheet.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the six months ended June 30, 2017.

Segment Reporting

The Company had one reportable segment in accordance with ASC Topic 280 “Disclosures About Segments of an Enterprise and Related Information” as of June 30, 2017.

2.	Goodwill and Other Intangible Assets, net

Goodwill related to our June 15, 2015 acquisition of Hudson Global Resource Management’s U.S. IT staffing business (“Hudson IT”) totaled $8.4 million.

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Intangible assets were comprised of the following as of June 30, 2017:

	As of June 30, 2017
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
Client relationships	12	$7,999	$1,361	$6,638
Covenant-not-to-compete	5	319	130	189
Trade name	3	249	170	79

Total Intangible Assets		$8,567	$1,661	$6,906

Amortization expense for the three and six month periods ended June 30, 2017 was $204,000 and $407,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. For the three and six month periods ended June 30, 2016 amortization expense was $203,000 and $406,000, respectively.

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S. based salaried employees. Concurrent with the acquisition of Hudson IT, the Company expanded employee eligibility under the Retirement Plan to include all U.S. based W-2 hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. For Hudson IT employees enrolled in the Hudson Employee Retirement Savings Plan under the Code at the acquisition date, the Company provides a matching contribution of 50% of the first 6% of the participant’s contributed pay, subject to vesting based on the combined tenure with Hudson and Mastech Digital. For all other employees, the Company did not provide for any matching contributions for the six months ended June 30, 2017 and 2016. Mastech Digital’s total contributions to the Retirement Plan for the three and six months ended June 30, 2017 related to the former Hudson IT employees totaled approximately $24,000 and $54,000, respectively. Mastech Digital’s contributions to the retirement plan for the three and six months ended June 30, 2016 related to the Hudson IT employees totaled $28,000 and $55,000, respectively.

5.	Stock-Based Compensation

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 1,400,000 shares of the Company’s Common Stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three and six months ended June 30, 2017, the Company granted no shares under the Plan. During the three and six months ended June 30, 2016, the Company granted 0 and 250,000 stock options, respectively. As of June 30, 2017 and December 31, 2016, there were 114,000 shares in both periods available for future grant under the Plan.

Stock-based compensation expense for the three months ended June 30, 2017 and 2016 was $108,000 and $70,000, respectively, and for the six months ended June 30, 2017 and 2016 was $215,000 and $185,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2017, the Company issued 94,138 shares related to the vesting of restricted stock and the exercise of stock options. During the three and six months ended June 30, 2016, the Company issued 4,500 shares related to the vesting of restricted stock.

6.	Credit Facility

On June 15, 2015, the Company entered into a First Amendment to its Second Amended and Restated Loan Agreement (the “Amendment”) with PNC. The amended terms set forth in the Amendment include the following: (1) a reduction in the maximum principal amount available under the credit facility for revolving credit loans and letters of credit from $20 million to $17 million and an extension of the facility to June 15, 2018 from July 14, 2017; (2) the addition of a term-loan component in the principal amount of $9 million with an expiration date of June 15, 2020; (3) the approval of the Company’s acquisition of Hudson IT; and (4) an amendment to the financial covenant relating to the Company’s fixed charge ratio and the elimination of a financial covenant relating to the Company’s senior leverage ratio, as more fully described in the Amendment filed as Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on June 17, 2015.

Advances under the credit facility for revolving credit loans were limited to a borrowing base consisting of the sum of 85% of eligible accounts receivable and 60% of eligible unbilled receivables. Amounts borrowed under the facility could be used for working capital and general corporate purposes, for the issuance of standby letters of credit, and to facilitate other acquisitions and stock repurchases. Initial borrowings under the revolving credit facility for the acquisition of Hudson IT totaled $6.0 million. Amounts borrowed under the term loan were limited to use for the Company’s acquisition of Hudson IT. Subject to the Company exercising its right to prepay borrowings thereunder, the term loan requires payments in 60 consecutive monthly installments, each in the amount of $150,000 commencing on July 1, 2015 and on the first day of each calendar month thereafter followed by a final payment of all outstanding principal and interest due on June 15, 2020.

Borrowings under the credit facility for revolving credit loans and the term loan, at the Company’s election, bear interest at either (a) the higher of PNC’s prime rate or the federal funds rate plus 0.50%, plus an applicable margin determined based upon the Company’s leverage ratio or (b) an adjusted LIBOR rate, plus an applicable margin determined based upon the Company’s leverage ratio. The applicable margin on the base rate is between 0.25% and 0.75% on revolving credit loans and between 1.50% and 2.00% on term loans. The applicable margin on the adjusted LIBOR rate is between 1.25% and 1.75% on revolving credit loans and between 2.50% and 3.00% on term loans. A 20 basis point per annum commitment fee on the unused portion of the credit facility for revolving credit loans is charged and due monthly in arrears through June 15, 2018.

The Company pledged substantially all of its assets in support of the credit facility. The loan agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s leverage ratio and fixed charge ratio (as defined under the loan agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of June 30, 2017, the Company was in compliance with all provisions under the facility.

In connection with securing the Amendment, the Company paid a commitment fee and incurred transaction costs totaling $75,000, which are being amortized as interest expense over the lives of the facilities. Debt financing costs of $40,000 and $59,000 (net of amortization) as of June 30, 2017 and December 31, 2016, respectively, are presented as long-term assets in the Company’s Condensed Consolidated Balance Sheets.

As of June 30, 2017, the Company’s outstanding borrowings under the credit facility for revolving credit loans totaled $4.2 million and unused borrowing capacity available was $12.8 million. The Company’s outstanding borrowings under the term loan were $5.4 million at June 30, 2017. As of June 30, 2017, the Company believed the eligible borrowing base on the revolving credit facility would not fall below current outstanding borrowings for a period of time exceeding one year and has classified the $4.2 million outstanding debt balance at June 30, 2017 as long-term.

As described in Note 1 above, the Company entered into a new credit facility with PNC on July 13, 2017 and repaid all borrowings under its credit facility with PNC that was in place as of June 30, 2017. A summary of that new credit facility with PNC, as well as a copy of the credit agreement and pledge agreement executed by the Company in connection therewith, are set forth in a Form 8-K filed by the Company with the SEC on July 19, 2017.

7.	Income Taxes

The components of income before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Amounts in thousands)		(Amounts in thousands)
Income before income taxes:
Domestic	$727	$1,428	$924	$1,326
Foreign	149	97	274	216

Income before income taxes	$876	$1,525	$1,198	$1,542

While all of the Company’s revenues and income is generated within the United States, the Company does have a foreign subsidiary in India which provides recruitment services to its U.S. operations. Accordingly, the Company allocates a portion of its income to this subsidiary based on a “transfer pricing” model and reports such income as “Foreign” in the above table.

No provision for U.S. income taxes has been made for the undistributed earnings of its Indian subsidiary as of June 30, 2017, as those earnings are expected to be permanently reinvested outside the U.S. If these foreign earnings were to be repatriated in the future, the U.S. tax liability may be reduced by any foreign income taxes previously paid on such earnings, which would make this U.S. tax liability immaterial. The determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The provision for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Amounts in thousands)		(Amounts in thousands)
Current provision:
Federal	$95	$315	$162	$510
State	15	30	23	64
Foreign	51	33	93	73

Total current provision	161	378	278	647

Deferred provision (benefit):
Federal	17	176	20	(53)
State	2	26	3	(8)
Foreign	—	—	—	—

Total deferred provision (benefit)	19	202	23	(61)

Total provision for income taxes	$180	$580	$301	$586

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three and six months ended June 30, 2017 and 2016 were as follows (amounts in thousands):

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
Income taxes computed at the federal statutory rate	$298	34.0%	$519	34.0%
State income taxes, net of federal tax benefit	33	3.8	56	3.7
Excess tax benefit from stock options/restricted shares	(155)	(17.7)	—	—
Other – net	4	0.4	5	0.3

	$180	20.5%	$580	38.0%

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Income taxes computed at the federal statutory rate	$407	34.0%	$524	34.0%
State income taxes, net of federal tax benefit	42	3.5	56	3.6
Excess tax benefit from stock options/restricted shares	(155)	(12.9)	—	—
Other – net	7	0.5	6	0.4

	$301	25.1%	$586	38.0%

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, are as follows:

(Amounts in thousands)	Six Months Ended June 30, 2017
Balance as of December 31, 2016	$128
Additions related to current period	—
Additions related to prior periods	—
Reductions related to prior periods	—

Balance as of June 30, 2017	$128

Although it is difficult to anticipate the final outcome of these uncertain tax positions, the Company believes that the total amount of unrecognized tax benefits could be reduced by approximately $33,000 during the next twelve months due to the expiration of the statutes of limitation.

8.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

Concurrent with the Company’s June 15, 2015 borrowings under the $9 million term loan facility, the Company entered into a five-year interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. Under the swap contracts, the Company pays interest at a fixed rate of 1.515% and receives interest at a variable rate equal to the daily U.S. LIBOR rate on a notional amount of $5,000,000. Both the debt and the swap contracts mature in 60-monthly installments commencing on July 1, 2015. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Condensed Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of interest-rate swap contracts deemed ineffective are recognized in the Condensed Consolidated Statements of Operations as interest expense. The fair value of the interest-rate swap contracts at June 30, 2017 was an asset of $228 and is reflected in the Condensed Consolidated Balance Sheet as other current asset.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income are as follows (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Location of Gain / (Loss) reclassified in Income (Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income (Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
For the Three Months Ended June 30, 2017:
Interest-Rate Swap Contract	$1	Interest Expense	$(4)	Interest Expense	$—

For the Six Months Ended June 30, 2017:
Interest-Rate Swap Contract	$12	Interest Expense	$(10)	Interest Expense	$—

For the Three Months Ended June 30, 2016:
Interest-Rate Swap Contract	$(5)	Interest Expense	$(11)	Interest Expense	$—

For the Six Months Ended June 30, 2016:
Interest-Rate Swap Contract	$(35)	Interest Expense	$(22)	Interest Expense	$—

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2017		December 31, 2016
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest-Rate Swap Contracts	Other Current Assets	$—	Other Current Liabilities	$12

The estimated amount of pretax losses as of June 30, 2017 that is expected to be reclassified from other comprehensive income (loss) into earnings within the next 12 months is approximately ($16,000).

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

At June 30, 2017 and December 31, 2016, the Company carried the following financial assets and (liabilities) at fair value measured on a recurring basis (in thousands):

	Fair Value as of June 30, 2017
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$0	$—	$—

	Fair Value as of December 31, 2016
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$(12)	$—	$(12)

The fair value of interest rate swap contracts are based on quoted prices for similar instruments from a commercial bank, and therefore, the fair value measurement is considered to be within level 2.

10.	Shareholders’ Equity

The Company had a Share Repurchase Program in place that expired on December 22, 2016. During the six months ended June 30, 2017 and 2016 no shares were repurchased under a share repurchase program. During the three and six months ended June 30, 2017, the Company purchased 1,159 shares at a share price of $6.42 to satisfy employee tax obligations related to the vesting of restricted stock. No share purchases were made to satisfy employee tax obligations related to the vesting of restricted stock during the six months ended June 30, 2016.

11.	Revenue Concentration

For the three months ended June 30, 2017, the Company had two clients that exceeded 10% of total revenue (CGI = 13.4% and Accenture = 11.0%). For the six months ended June 30, 2017, the Company had one client that exceeded 10% of total revenue (CGI = 13.3%). For the three and six months ended June 30, 2016, the Company did not have any clients that exceeded 10% of total revenue.

The Company’s top ten clients represented approximately 49% and 44% of total revenues for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the Company’s top ten clients represented approximately 48% and 43% of total revenues, respectively.

12.	Earning Per Share

The computation of basic earnings per share is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.

For the three and six months ended June 30, 2017, there were 250,000 anti-dilutive stock options excluded from the computation of diluted earnings per share. For the three and six months ended June 30, 2016, there were 250,000 anti-dilutive stock options excluded from the computation of diluted earnings per share.

13.	Severance Charges

During the six month period ending June 30, 2017, the Company incurred no severance costs. During the three and six months ended June 30, 2016 the Company incurred severance costs of $0 and $780,000 (pre-tax), respectively, related to several changes in executive leadership.

14.	Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

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

In March, 2016, the FASB issued ASU 2016-09 “Compensation – Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting”. The FASB issued this ASU as part of its “Simplification Initiative,” which has the objective of identifying, evaluating, and improving areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016 and, accordingly, we adopted this ASU on January 1, 2017. The adoption of this ASU resulted in the recognition of a $155,000 benefit in our provision for income taxes for the three and six months ended June 30, 2017.

Recent Accounting Pronouncements not yet adopted

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The main difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of the lease payment. The lease asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases), while finance leases will result in a front-loaded expense pattern (similar to current capital leases). The classification of these leases will be based on the criteria that are largely similar to those applied in current lease accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently assessing the potential impact of ASU 2016-02 and expect adoption will have a material impact on our consolidated financial condition and results of operations. Contractual obligations on lease arrangements as of June 30, 2017 approximated $3.0 million.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”. Entities have defined the term “modification” in a broad manner resulting in diversity in modification accounting practice. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

15.	Subsequent Event:

On July 13, 2017, the Company completed the acquisition of the services division of Canada-based InfoTrellis, Inc., a project-based consulting services company with specialized capabilities in data management and analytics. The acquisition is expected to significantly strengthen Mastech Digital’s capabilities to offer consulting and project-based delivery of digital transformation services. InfoTrellis, Inc. is headquartered in Toronto, Canada, with offices in Austin, Texas and a global delivery center in Chennai, India.

The transaction is valued at $55 million, with $35.7 million paid in cash at closing (subject to working capital adjustments) and $19.3 million deferred over the next two years. The deferred purchase price is contingent upon the acquired business generating specified EBIT (earnings before interest and taxes) targets during the two years following closing.

The funding for the transaction consisted of a combination of debt and equity. A new $65 million facility the Company established on July 13, 2017 with PNC Bank, N.A. (“PNC”) provided debt financing for the transaction, refinancing for the Company’s existing debt with PNC and additional borrowing capacity for the future. The equity financing was completed through a $6.0 million private placement of newly-issued shares of the Company’s common stock to Mastech’s founders and majority shareholders, Ashok Trivedi and Sunil Wadhwani. Pursuant to the terms of the share purchase agreements executed in connection with the private placement of these shares, the Company agreed to sell such shares at a price per share equal to the greater of $7.00 or the closing price for the common stock on July 10, 2017 (two business days after the July 7, 2017 announcement of the transaction), which was $6.35 per share. Accordingly, the common stock was sold on July 13, 2017 at a price per share equal to $7.00. The terms of the private placement were negotiated and approved by a Special Committee of the Company’s independent directors, which retained counsel and an independent financial advisor.

On July 13, 2017 and July 19, 2017, the Company filed with the Securities and Exchange Commission two Current Reports on Form 8-K providing additional details on this acquisition and the financing arrangements.

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

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies and critical accounting estimates are described in Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to these critical accounting policies during the six months ended June 30, 2017.

Recent Developments:

On July 13, 2017, the Company completed the acquisition of the services division of Canada-based InfoTrellis, Inc., a project-based consulting services company with specialized capabilities in data management and analytics. The acquisition is expected to significantly strengthen Mastech Digital’s capabilities to offer consulting and project-based delivery of digital transformation services. InfoTrellis, Inc. is headquartered in Toronto, Canada, with offices in Austin, Texas and a global delivery center in Chennai, India.

The transaction is valued at $55 million, with $35.7 million paid in cash at closing (subject to working capital adjustments) and $19.3 million deferred over the next two years. The deferred purchase price is contingent upon the acquired business generating specified EBIT (earnings before interest and taxes) targets during the two years following closing.

The funding for the transaction consisted of a combination of debt and equity. A new $65 million facility the Company established on July 13, 2017 with PNC Bank, N.A. (“PNC”) provided debt financing for the transaction, refinancing for the Company’s existing debt with PNC and additional borrowing capacity for the future. The equity financing was completed through a $6.0 million private placement of newly-issued shares of the Company’s common stock to Mastech’s founders and majority shareholders, Ashok Trivedi and Sunil Wadhwani. Pursuant to the terms of the share purchase agreements executed in connection with the private placement of these shares, the Company agreed to sell such shares at a price per share equal to the greater of $7.00 or the closing price for the common stock on July 10, 2017 (two business days after the July 7, 2017 announcement of the transaction), which was $6.35 per share. Accordingly, the common stock was sold on July 13, 2017 at a price per share equal to $7.00. The terms of the private placement were negotiated and approved by a Special Committee of the Company’s independent directors, which retained counsel and an independent financial advisor.

On July 13, 2017 and July 19, 2017, the Company filed with the Securities and Exchange Commission two Current Reports on Form 8-K providing additional details on this acquisition and the financing arrangements.

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

As of June 30, 2017, we had one operating segment. Thus, no segment related disclosures are presented. We do, however, track and evaluate our revenues and gross profits by three distinct sales channels: wholesale; retail; and permanent placements / fees. Our wholesale channel consists of system integrators and other staffing firms with a need to supplement their abilities to attract highly-qualified temporary technical computer personnel. Our retail channel focuses on clients that are end-users of IT staffing services. Within the retail channel are end-user clients that have retained a third party to provide vendor management services, commonly known in the industry as Managed Service Providers (“MSP”). Our digital transformation services offerings are sold to clients within both the wholesale and retail sales channels. While we have the ability to deliver our digital transformation services on a managed solutions basis, essentially all of our assignments to date have been delivered as staffing engagements. Permanent placement / fee revenues are incidental revenues derived as by-product opportunities of conducting our core contract staffing business.

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the second half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. In 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. In 2011 and 2012, activity levels continued to trend up in most technologies and sales channels. During 2013, 2014 and 2015, we continued to see a steady flow of solid activity in our contract staffing business; however, tightness in the supply side (skilled IT professionals) of our business in 2014 and 2015 negatively impacted our new assignment successes. Solid activity levels in our contract staffing business continued during 2016, however, recruitment challenges remained due to the tightness in the supply of skilled IT professionals. During the first six months of 2017, activity levels continued to be solid but recruitment challenges remain.

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

Results of Operations for the Three Months Ended June 30, 2017 as Compared to the Three Months Ended June 30, 2016:

Revenues:

Revenues for the three months ended June 30, 2017 totaled $35.1 million compared to $33.6 million for the corresponding three month period in 2016. This 4.3% year-over-year revenue increase largely reflected a higher level of billable consultants in the 2017 quarter, partially offset by a lower average bill rate. Billable consultant headcount at June 30, 2017 totaled 968-consultants compared to 916-consultants one-year earlier. During the second quarter of 2017, consultant headcount increased by 75-consultants or by 8.4% versus a 7.3% increase in the second quarter of 2016. Our average bill rate in the 2017 quarter declined to $73.77 per hour, compared to $75.23 per hour in the corresponding quarter of 2016 and reflected lower-cost skill sets of resources placed on assignments during the second quarter of 2017.

Below is a tabular presentation of revenues by sales channel for the three months ended June 30, 2017 and 2016, respectively:

Revenues (Amounts in millions)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Wholesale Channel	$23.0	$20.0
Retail Channel	12.0	13.5
Permanent Placements / Fees	0.1	0.1

Total revenues	$35.1	$33.6

Revenues from our wholesale channel increased approximately 15% during the three month period ended June 30, 2017 compared to the corresponding 2016 period. Revenues from our integrator clients were up 28% and reflected deeper penetration in a number of our major integrator accounts. Retail channel revenues decreased by 11% during the three months ended June 30, 2017 compared to the period one-year earlier as revenues from both direct end-user clients and MSP clients declined. Permanent placement fee revenues were approximately $0.1 million during the 2017 quarter and were $48,000 lower than in the 2016 period.

For the three months ended June 30, 2017, the Company had two clients that had revenues in excess of 10% of total revenues (CGI = 13.4% and Accenture = 11.0%). For the three months ended June 30, 2016, the Company did not have any clients that exceeded 10% of total revenues.

The Company’s top ten clients represented approximately 49% and 44% of total revenues for the three months ended June 30, 2017 and 2016, respectively.

Gross Margin:

Gross profits in the second quarter of 2017 totaled $7.1 million, compared to $6.9 million in the second quarter of 2016. Gross profit as a percentage of revenue was 20.2% for the three month period ending June 30, 2017 compared to 20.5% during the same period of 2016. This 30-basis point decline largely reflected lower permanent placement fees and lower average gross margins at our retail clients in the 2017 period compared to 2016.

Below is a tabular presentation of gross margin by sales channel for the three months ended June 30, 2017 and 2016, respectively:

Gross Margin	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Wholesale Channel	18.8%	18.2%
Retail Channel	22.4	23.3
Permanent Placements / Fees	100.0	100.0

Total gross margin	20.2%	20.5%

Wholesale channel gross margins increased by 60 basis points for the three months ended June 30, 2017 compared to the 2016 period. Higher margins on new assignments and lower benefit costs were responsible for this overall margin improvement. Retail gross margins were down 90 basis points during the three months ended June 30, 2017 compared to the corresponding 2016 period as pricing on direct end-user client assignments tightened somewhat during the quarter.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the three months ended June 30, 2017 totaled $6.1 million or 17.4% of total revenues, compared to $5.2 million or 15.5% of revenues for the three months ended June 30, 2016. Excluding $0.3 million of acquisition transaction expenses incurred in the 2017 period, SG&A expenses as a percentage of revenues would have been 16.6%. Fluctuations within SG&A expense components during the second quarter of 2017, compared to the second quarter of 2016, included the following:

•	Sales expense increased by $0.3 million in the 2017 period compared to 2016; essentially the entire variance was attributable to higher compensation expense reflective of staff expansion.

•	Recruiting expense increased by $0.3 million in the 2017 period compared to 2016; essentially all of the variance was attributable to headcount increases in both our offshore and domestic recruitment organizations.

•	General and administrative expense increased by $0.3 million in the 2017 period compared to 2016; all of which was reflective of acquisition transaction expenses.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended June 30, 2017 consisted of interest expense of $107,000 and foreign exchange gains of $1,000. For the three months ended June 30, 2016, Other Income / (Expense) consisted of interest expense of $121,000 and foreign exchange losses of $18,000.

Income Tax Expense:

Income tax expense for the three months ended June 30, 2017 totaled $180,000, representing an effective tax rate on pre-tax income of 20.5%, compared to $580,000 for the three months ended June 30, 2016, which represented a 38.0% effective tax rate on pre-tax income. The lower aggregate tax rate largely reflected excess tax benefits related to stock options and restricted shares which favorably impacted our aggregate income tax rate in the second quarter of 2017.

Results of Operations for the Six Months Ended June 30, 2017 as Compared to the Six Months Ended June 30, 2016:

Revenues:

Revenues for the six months ended June 30, 2017 totaled $68.2 million compared to $65.3 million for the corresponding six month period in 2016. This 4.4% year-over-year revenue increase largely reflected a higher billable consultant-base, partially offset by a lower average bill rate.

Below is a tabular presentation of revenues by sales channel for the six months ended June 30, 2017 and 2016, respectively:

Revenues (Amounts in millions)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Wholesale Channel	$43.7	$39.0
Retail Channel	24.4	26.2
Permanent Placements / Fees	0.1	0.1

Total revenues	$68.2	$65.3

Revenues from our wholesale channel increased approximately 12% in the six month period ended June 30, 2017 compared to the corresponding 2016 period. Revenues from our integrator clients were up 24% and reflected deeper penetration in a number of our major integrator accounts. Other non-integrator wholesale client revenues were essentially flat. Retail channel revenues were down 7% during the six months ended June 30, 2017 compared to the period one-year earlier. MSP clients were largely responsible for this variance, as revenues from direct end-user clients were essentially flat. Permanent placement / fee revenues were approximately $0.1 million in the six month period ended June 30, 2017, which were $44,000 lower than the corresponding period of 2016.

For the six months ended June 30, 2017, the Company had one client that exceeded 10% of total revenues (CGI = 13.3%). For the six months ended June 30, 2016, the Company did not have any clients that exceeded 10% of total revenues.

The Company’s top ten clients represented approximately 48% and 43% of total revenues for the six months ended June 30, 2017 and 2016, respectively.

Gross Margin:

Gross profits during the six months ended June 30, 2017 totaled $13.3 million, compared to $13.0 million during the first six months of 2016. Gross profit as a percentage of revenue was 19.5% for the six month period ending June 30, 2017 compared to 19.9% during the same period of 2016. This 40-basis point decline in gross margins was largely due to lower permanent placement fees and tighter gross margins in the retail channel.

Below is a tabular presentation of gross margin by sales channel for the six months ended June 30, 2017 and 2016, respectively:

Gross Margin	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Wholesale Channel	17.9%	17.6%
Retail Channel	21.9	22.9
Permanent Placements / Fees	100.0	100.0

Total gross margin	19.5%	19.9%

Wholesale channel gross margins increased by 30 basis points for the six months ended June 30, 2017 compared to the 2016 period. Higher margins on new assignments were largely responsible for this overall margin improvement. Retail gross margins were down 100 basis points during the six months ended June 30, 2017 compared to the corresponding 2016 period. This decline reflected a tightening of pricing at both our MSP and direct end-user clients.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the six months ended June 30, 2017 totaled $11.9 million or 17.5% of total revenues, compared to $11.2 million or 17.1% of revenues for the six months ended June 30, 2016. Excluding $0.3 million of acquisition transaction expenses incurred in the 2017 period and $0.8 million of severance costs incurred in the 2016 period, SG&A expenses as a percentage of revenues would have been 17.1% and 16.0% for the six months ended June 30, 2017 and 2016, respectively. Fluctuations within SG&A expense components during the six months of 2017, compared to the six months of 2016, included the following:

•	Sales expense increased by $0.6 million in the 2017 period compared to 2016, due to $0.1 million of higher marketing costs and $0.5 million attributable to higher compensation expense reflective of staff expansion.

•	Recruiting expense increased by $0.6 million in the 2017 period compared to 2016, of which essentially the entire variance was attributable to headcount increases in both our offshore and domestic recruitment organizations.

•	General and administrative expense in 2017 was down $0.5 million from a year earlier. The decline was largely due to severance costs incurred in the 2016 period, partially offset by acquisition transaction expenses incurred in the 2017 period.

Other Income / (Expense) Components:

Other Income / (Expense) for the six months ended June 30, 2017 consisted of interest expense of $209,000 and foreign exchange gains of $26,000 and a $4,000 loss on the disposition of fixed assets. For the six months ended June 30, 2016, Other Income / (Expense) consisted of interest expense of $237,000 and foreign exchange losses of $20,000.

Income Tax Expense:

Income tax expense for the six months ended June 30, 2017 totaled $301,000, representing an effective tax rate on pre-tax income of 25.1%, compared to $586,000 for the six months ended June 30, 2016, which represented a 38.0% effective tax rate on pre-tax income. The lower aggregate tax rate largely reflected excess tax benefits related to stock options and restricted shares which favorably impacted our aggregate income tax rate in the 2017 period.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

At June 30, 2017, we had bank debt, net of cash balances on hand, of $9.0 million and approximately $12.8 million of borrowing capacity under our existing credit facility.

Historically, we have funded our business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At June 30, 2017, our accounts receivable “days sales outstanding” (“DSOs”) measurement declined to 55-days from 58-days a quarter earlier. This measurement is on the low-end of our projected range and it’s possible that DSOs could increase during the second half of the year.

We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility should be adequate to fund our business needs and debt service obligations over the next twelve months, exclusive of acquisition activities.

Cash flows provided by (used in) operating activities:

Cash provided by operating activities for the six months ended June 30, 2017 totaled $0.5 million compared to cash (used in) operating activities of ($1.2 million) during the six months ended June 30, 2016. Elements of cash flows in the 2017 period were net income of $0.9 million, non-cash charges of $0.8 million, and an increase in operating working capital levels of ($1.2 million). During the six months ended June 30, 2016, elements of cash flows were net income of $1.0 million, non-cash charges of $0.7 million and an increase in operating working capital levels of ($2.9 million). The operating working capital increases in 2017 were in support of our revenue growth, partially offset by an improvement in DSO’s. The operating working capital increases in 2016 reflected amended payment terms on several major clients and higher accounts receivable levels in support of 2016 revenue growth.

Cash flows used in investing activities:

Cash used in investing activities for the six months ended June 30, 2017 was $0.4 million compared to $40,000 for the six months ended June 30, 2016. In 2017, capital expenditures accounted for essentially all cash used in investing activities and largely related to the implementation of a new cloud-based software package. In 2016, cash used in investing activities consisted entirely of capital expenditures.

Cash flows provided by (used in) financing activities:

Cash (used in) financing activities for the six months ended June 30, 2017 totaled ($0.3 million) and consisted of debt payments on our term loan of ($0.9 million), partially offset by borrowings under our revolving credit facility of $0.5 million and proceeds of $0.1 million from the exercise of stock options. Cash provided by financing activities for the six months ended June 30, 2016 totaled $1.2 million and consisted of borrowings under our revolving credit facility of $2.1 million, partially offset by debt payments on our term loan of ($0.9 million).

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

Changes in Internal Control over Financial Reporting

There has been no change in Mastech’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2016.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of August 2017.

MASTECH DIGITAL, INC.

August 11, 2017	/s/ VIVEK GUPTA
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