Form 10-Q
period 2017-09-30
Mastech Digital, Inc.
filed 2017-11-14
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2017 was 5,454,952.

MASTECH DIGITAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$39,228	$34,263	$107,414	$99,606
Cost of revenues	30,410	27,366	85,310	79,707

Gross profit	8,818	6,897	22,104	19,899
Selling, general and administrative expenses	8,603	5,303	20,504	16,506

Income from operations	215	1,594	1,600	3,393
Interest income (expense), net	(439)	(116)	(648)	(353)
Other income (expense), net	(11)	(4)	11	(24)

Income (loss) before income taxes	(235)	1,474	963	3,016
Income tax expense (benefit)	(99)	550	202	1,136

Net income (loss)	$(136)	$924	$761	$1,880

Earnings per share:
Basic	$(.03)	$.21	$.16	$.43

Diluted	$(.03)	$.21	$.16	$.42

Weighted average common shares outstanding:
Basic	5,342	4,405	4,795	4,371

Diluted	5,365	4,493	4,835	4,469

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(136)	$924	$761	$1,880
Other comprehensive income (loss):
Net unrealized gain/(loss) on interest rate swap contracts	(99)	18	(87)	(17)
Foreign currency translation adjustment	(19)	—	(19)	—

Total pretax net unrealized gain/(loss)	(118)	18	(106)	(17)
Income tax expense (benefit)	(38)	7	(33)	(7)

Total other comprehensive income (loss), net of taxes	(80)	11	(73)	(10)

Total comprehensive income (loss)	$(216)	$935	$688	$1,870

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$3,162	$829
Accounts receivable, net of allowance for uncollectible accounts of $388 in 2017 and 2016	23,691	17,916
Unbilled receivables	6,474	3,186
Prepaid and other current assets	1,169	701
Prepaid income taxes	731	52

Total current assets	35,227	22,684
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,371	1,198
Enterprise software	1,461	645
Leasehold improvements	365	354

	3,197	2,197
Less – accumulated depreciation and amortization	(1,769)	(1,639)

Net equipment, enterprise software, and leasehold improvements	1,428	558

Deferred income taxes	132	254
Non-current deposits	258	170
Goodwill	35,772	8,427
Intangible assets, net	26,157	7,313

Total assets	$98,974	$39,406

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,813	$1,800
Accounts payable	3,239	1,963
Accrued payroll and related costs	7,375	7,645
Other accrued liabilities	1,643	653
Deferred revenue	72	196

Total current liabilities	16,142	12,257

Long-term liabilities:
Long-term debt, less current portion, net	39,600	8,077
Contingent consideration liability	17,125	—

Total liabilities	72,867	20,334
Commitments and contingent liabilities (Note 4)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 125,000,000 shares authorized and 6,274,680 shares issued as of September 30, 2017 and 5,317,148 as of December 31, 2016	63	53
Additional paid-in-capital	20,208	13,863
Retained earnings	10,058	9,297
Accumulated other comprehensive loss	(80)	(7)
Treasury stock, at cost; 819,728 shares as of September 30, 2017 and 818,569 December 31, 2016	(4,142)	(4,134)

Total shareholders’ equity	26,107	19,072

Total liabilities and shareholders’ equity	$98,974	$39,406

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$761	$1,880
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,180	763
Bad debt expense	—	25
Interest amortization of deferred financing costs	82	29
Stock-based compensation expense	285	298
Deferred income taxes, net	102	108
Loss of disposition of fixed assets	4	—
Foreign currency translation adjustment	(19)	—
Working capital items:
Accounts receivable and unbilled receivables	(2,884)	(5,224)
Prepaid and other current assets	(1,080)	(235)
Accounts payable	208	(140)
Accrued payroll and related costs	(1,122)	(8)
Other accrued liabilities	991	(1,041)
Deferred revenue	(124)	(167)

Net cash flows (used in) operating activities	(1,616)	(3,712)

INVESTING ACTIVITIES:
Acquisition of InfoTrellis, Inc. (net of cash acquired and issuance of contingent consideration)	(34,730)	—
Recovery of non-current deposits	59	6
Capital expenditures	(896)	(73)

Net cash flows (used in) investing activities	(35,567)	(67)

FINANCING ACTIVITIES:
Borrowings on revolving credit facility, (net)	9,689	4,874
Borrowings on term loan facility	30,500	—
(Repayments) on term loan facility	(6,300)	(1,350)
Proceeds from the issuance of common shares	6,000	—
Payment of deferred financing costs	(435)	—
Purchase of treasury stock	(7)	(8)
Proceeds from the exercise of stock options	69	49
Increase in excess tax benefits related to stock options / restricted shares, net	—	104

Net cash flows provided by financing activities	39,516	3,669

Net change in cash and cash equivalents	2,333	(110)
Cash and cash equivalents, beginning of period	829	848

Cash and cash equivalents, end of period	$3,162	$738

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

(Unaudited)

1.	Description of Business and Basis of Presentation:

References in this Quarterly Report on Form 10-Q to “we”, “our”, “Mastech Digital”, “Mastech” or “the Company” refer collectively to Mastech Digital, Inc. and its wholly-owned operating subsidiaries, which are included in these Condensed Consolidated Financial Statements (the “Financial Statements”).

Description of Business

We are a provider of Digital Transformation IT Services.

Our portfolio of offerings include Data Management and Analytics services; other digital transformation services such as Salesforce.com, SAP HANA, and Digital Learning services; and IT staffing services that span across digital and mainstream technologies.

Following our recent acquisition of the services division of Canada-based InfoTrelllis, Inc., we have added specialized capabilities in delivering data management and analytics services to our customers globally. This business offers project-based consulting services in the areas of Master Data Management, Data Integration, and Big Data, with such services delivered using on-site and offshore resources.

We also offer other digital transformation services focused on providing CRM on the cloud through Salesforce.com; driving IT efficiencies through SAP HANA; and using digital methods to enhance organizational learning.

Our IT staffing business combines technical expertise with business process experience to deliver a broad range of staffing services in digital and mainstream technologies. Our ‘digital’ technologies stack includes Data Management & Analytics, Cloud, Mobility, Social and Automation. We work with businesses and institutions with significant IT spending and recurring staffing service needs. We also support smaller organizations with their “project focused” temporary IT staffing requirements.

Recent Developments

On July 13, 2017, the Company completed its acquisition of the services division of Canada-based InfoTrellis, Inc., a project-based consulting services company with specialized capabilities in data management and analytics. The acquisition is expected to significantly strengthen Mastech Digital’s capabilities to offer consulting and project-based delivery of digital transformation services. InfoTrellis, Inc. is headquartered in Toronto, Canada, with offices in Austin, Texas and a global delivery center in Chennai, India.

The transaction is valued at $55 million, with $35.75 million paid in cash at closing (subject to working capital adjustments) and $19.25 million deferred over the next two years. The deferred purchase price is contingent upon the acquired business generating specified EBIT (earnings before interest and taxes) targets during the two years following closing.

The funding for the transaction consisted of a combination of debt and equity. A new $65 million credit facility the Company established on July 13, 2017 with PNC Bank, N.A. (“PNC”) provided debt financing for the transaction, refinancing of the Company’s existing debt with PNC and additional borrowing capacity for the future. The equity financing was completed through a $6.0 million private placement of newly-issued shares of the Company’s common stock to Mastech’s founders and majority shareholders, Ashok Trivedi and Sunil Wadhwani. Pursuant to the terms of the share purchase agreements executed in connection with the private placement of these shares, the Company agreed to sell such shares at a price per share equal to the greater of $7.00 or the closing price for the common stock on July 10, 2017 (two business days after the July 7, 2017 announcement of the transaction), which was $6.35 per share. Accordingly, the common stock was sold on July 13, 2017 at a price per share equal to $7.00. The terms of the private placement were negotiated and approved by a Special Committee of the Company’s independent directors, which retained counsel and an independent financial advisor.

On July 13, 2017 and July 19, 2017, the Company filed with the Securities and Exchange Commission Current Reports on Form 8-K providing additional details on this acquisition and the financing arrangements. On September 27, 2017, the Company filed an Amendment to its July 19, 2017 Current Report on Form 8-K solely to include the financial statements and financial information required under Item 9.01 of Form 8-K, which statements and information were excluded from the original Form 8-K in reliance on paragraphs (a)(4) and (b)(2) of Item 9.01 of Form 8-K.

Accounting Principles

The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the SEC on March 24, 2017 and the Current Reports on Form 8-K filed with the SEC on July 13, 2017, July 19, 2017 and September 27, 2017. Additionally, our operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017 or for any other period.

Principles of Consolidation

The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Reclassification

As Discussed in Note 16, Recently Issued Accounting Standards, the Company adopted ASU 2015-17 “Balance Sheet Classification of Deferred Taxes” on a retrospective basis during the first quarter of 2017. Accordingly, the impact of this retrospective adoption was a reclassification of $26,000 of non-current deferred tax liabilities and $280,000 of current deferred tax assets as a net non-current asset of $254,000 as of December 31, 2016. This presentation conforms to the September 30, 2017 balance sheet.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the nine months ended September 30, 2017 except for the policy related to contingent consideration associated with the InfoTrellis acquisition, as detailed below:

Contingent Consideration:

In connection with the InfoTrellis acquisition, the Company may be required to pay future consideration that is contingent upon the achievement of specified earnings before interest and taxes (“EBIT”) objectives. As of the acquisition date, the Company recorded a contingent consideration liability representing the estimated fair value of the contingent consideration that is expected to be paid. The fair value of the contingent consideration liability was estimated by utilizing a probability weighted simulation model to determine the fair value of contingent consideration. We re-measure this liability each reporting period and record changes in the fair value through a separate line item without our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue and earnings estimates or in the timing of likelihood of achieving contractual milestones.

Segment Reporting

Subsequent to the July 13, 2017 closing of the InfoTrellis acquisition, the Company has two reportable segments, in accordance with ASC Topic 280 “Disclosures About Segments of an Enterprise and Related Information”, Data and Analytics Services (which segment represents the acquired InfoTrellis business) and IT Staffing Services.

2.	Business Combinations

On July 7, 2017, Mastech Digital, Inc., through its wholly-owned subsidiaries Mastech InfoTrellis, Inc., Mastech InfoTrellis Digital, Ltd., Mastech Digital Data, Inc. and Mastech Digital Private Limited (collectively, the “Company Entities”), entered into two Asset Purchase Agreements and a Share Purchase Agreement (collectively, the “Purchase Agreements”) to acquire substantially all of the assets comprising the consulting services business in the areas of master data management, data integration and big data (the “Acquired Business”) of InfoTrellis Inc., InfoTrellis, Inc. and 2291496 Ontario Inc., including all outstanding shares of InfoTrellis India Private Limited (collectively, “InfoTrellis”). The aforementioned transaction was closed on July 13, 2017.

Under the terms of the Purchase Agreements, the Company Entities paid at the closing of the acquisition $35.75 million in cash, less certain working capital adjustments which totaled $930,000. The Purchase Agreements also provided for contingent consideration of $19.25 million in deferred cash payments, with up to $8.25 million payable if the EBIT of the Acquired Business for the 12-month period beginning on August 1, 2017 (the “Actual Year 1 EBIT”) equals $10.0 million and up to $11.0 million payable if the EBIT of the Acquired Business for the 12-month period beginning on August 1, 2018 (the “Actual Year 2 EBIT”) equals $10.7 million. The deferred amount payments are subject to adjustments under the terms of the Purchase Agreements based upon, among other items, the amount of the Actual Year 1 EBIT and the amount of the Actual Year 2 EBIT.

In support of the acquisition, the Company entered into a new credit agreement on July 13, 2017 with PNC Bank, National Association, as administrative agent, swing loan lender and issuing lender, PNC Capital Markets LLC, as sole lead arranger and sole book runner, and certain financial institutions party thereto as lenders. The Credit Agreement provides for a total aggregate commitment of $65.0 million, consisting of (i) a revolving credit facility in an aggregate principal amount not to exceed $27.5 million, subject to increases to an aggregate amount not to exceed $37.5 million upon satisfaction of certain conditions; (ii) a $30.5 million term loan facility; and (iii) a $7.0 million delayed draw term loan facility to be used exclusively toward contingent consideration payments. In addition, the Company entered into Securities Purchase Agreements with Ashok Trivedi and Sunil Wadhwani (collectively, the “Investors”) on July 7, 2017 pursuant to which the Company issued and sold an aggregate 857,144 shares (the “Shares”) of its common stock, par value $0.01 per share (the “Common Stock”), to the Investors on July 13, 2017 for $6.0 million in aggregate gross proceeds (the “Private Placement Transactions”). The Company used the proceeds from the Private Placement Transactions to fund a portion of the cash paid at the closing of the acquisition.

The following table summarizes the fair value of consideration for the Acquired Business on the July 13, 2017 closing date:

(in thousands)	Amounts
Cash purchase price at closing	$35,750
Working capital adjustments	(930)
Estimated payout of contingent consideration (1)	17,125

Total Fair Value of Consideration	$51,945

(1)	Based on a valuation conducted by an independent third party, the fair value of contingent consideration at the closing date was determined to be $17,125,000.

The cash purchase price at closing was paid with funds obtained from the following sources:

(in thousands)	Amounts
Cash balance on hand	$341
Sale of common stock in a private placement transactions	6,000
Term loan debt facility	30,500
Revolving line of credit	9,000
Payoff of previous credit facility	(10,091)

Cash paid at Closing	$35,750

The preliminary allocation of the purchase price was based on estimates of the fair value of assets acquired and liabilities assumed as of July 13, 2017, as set forth below. The excess purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce. All goodwill is expected to be deductible for tax purposes. The valuation of net assets acquired is as follows:

(in thousands)	Amounts
Current Assets	$6,841
Fixed Assets and Other	286
Identifiable intangible assets:
Client relationships	16,671
Covenant not-to-compete	761
Trade name	1,221
Technology	1,209

Total identifiable intangible assets	19,862
Goodwill	27,345
Current liabilities	(2,389)

Net Assets Acquired	$51,945

The fair value of identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis. Specifically, the Company used the income approach through an excess earnings analysis to determine the fair value of client relationships. The value applied to the covenant not-to-compete was based on an income approach using a “with or without” analysis of this covenant in place. The trade name and technology were valued using the income approach – relief from royalty method. All identifiable intangibles are considered level 3 inputs under the fair value measurement and disclosure guidance.

For the three and nine months ended September 30, 2017, the Company recorded transaction costs related to the acquisition of $1.7 million and $2.0 million, respectively. These costs are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statement of Operations.

Included in the Condensed Consolidated Statement of Operations for the three and nine month periods ended September 30, 2017 were revenues of $4.1 million and net income of approximately $0.5 million applicable to the InfoTrellis operations.

The following reflects the Company’s unaudited pro forma results as though the acquisition occurred as of the beginning of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Amounts in Thousands)		(Amounts in Thousands)
	2017	2016	2017	2016
Revenue	$39,815	$41,149	$118,317	$117,916
Net income	$(78)	$2,633	$1,523	$4,878
Earnings per share-diluted	$(0.01)	$0.49	$0.28	$0.92

The information above does not reflect any operating efficiencies or inefficiencies that may have resulted from the InfoTrellis acquisition. Therefore, this information is not necessarily indicative of results that would have been achieved had the business been combined during the periods presented or the results that the Company will experience going forward.

3.	Goodwill and Other Intangible Assets, net

Goodwill related to our June 15, 2015 acquisition of Hudson Global Resource Management’s U.S. IT staffing business (“Hudson IT”) totaled $8.4 million. Goodwill related to or July 13, 2017 acquisition of the services division of InfoTrellis totaled $27.4 million.

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Intangible assets were comprised of the following as of September 30, 2017:

		September 30, 2017
(Amounts in Thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT staffing services:
Client relationships	12	$7,999	$1,528	$6,471
Covenant-not-to-compete	5	319	146	173
Trade name	3	249	190	59
Data and analytics services:
Client relationships	12	$16,671	$289	$16,382
Covenant-not-to-compete	5	761	32	729
Trade name	5	1,221	51	1,170
Technology	7	1,209	36	1,173

Total Intangible Assets		$28,429	$2,272	$26,157

		December 31, 2016
(Amounts in Thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT staffing services:
Client relationships	12	$7,999	$1,027	$6,972
Covenant-not-to-compete	5	319	99	220
Trade name	3	249	128	121

Total Intangible Assets		$8,567	$1,254	$7,313

Amortization expense for the three and nine month periods ended September 30, 2017 was $611,000 and $1.0 million, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. For the three and nine month periods ended September 30, 2016 amortization expense was $204,000 and $610,000, respectively.

The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2017 through 2021 is as follows:

	Years Ended December 31,
	2017	2018	2019	2020	2021
	(Amounts in Thousands)
Amortization expense	$1,711	$2,727	$2,689	$2,654	$2,625

4.	Commitments and Contingencies

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S. based salaried employees. Concurrent with the acquisition of Hudson IT, the Company expanded employee eligibility under the Retirement Plan to include all U.S. based W-2 hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. For Hudson IT employees enrolled in the Hudson Employee Retirement Savings Plan under the Code at the acquisition date, the Company provides a matching contribution of 50% of the first 6% of the participant’s contributed pay, subject to vesting based on the combined tenure with Hudson and Mastech Digital. For all other employees, the Company did not provide for any matching contributions for the nine months ended September 30, 2017 and 2016. Mastech Digital’s total contributions to the Retirement Plan for the three and nine months ended September 30, 2017 related to the former Hudson IT employees totaled approximately $21,000 and $75,000 respectively. Mastech Digital’s contributions to the retirement plan for the three and nine months ended September 30, 2016 related to the Hudson IT employees totaled $27,000 and $82,000, respectively.

6.	Stock-Based Compensation

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 1,400,000 shares of the Company’s Common Stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three and nine months ended September 30, 2017, the Company granted no shares under the Plan. During the three and nine months ended September 30, 2017 there were 12,000 stock options forfeited due to the non-achievement of performance targets. These shares are available for future grants under the Plan. During the three and nine months ended September 30, 2016, there were 85,000 and 335,000 stock options grants made under the Plan. As of September 30, 2017 and December 31, 2016, there were 126,000 shares and 114,000 shares, respectively, available for future grant under the Plan.

Stock-based compensation expense for the three months ended September 30, 2017 and 2016 was $70,000 and $113,000, respectively, and for the nine months ended September 30, 2017 and 2016 was $285,000 and $298,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2017, the Company issued 6,250 and 100,388 shares, respectively, related to the vesting of restricted stock and the exercising of stock options. During the three and nine months ended September 30, 2016, the Company issued 71,250 and 75,750 shares, respectively, related to the exercise of stock options and vesting of restricted stock and performance shares.

7.	Credit Facility

On July 13, 2017, the Company entered into a Credit Agreement (the “Credit Agreement”) with PNC Bank, National Association , as administrative agent, swing loan lender and issuing lender (“PNC Bank”), PNC Capital Markets LLC, as sole lead arranger and sole book-runner, and certain financial institution parties thereto as lenders (the “Lenders”). The Credit Agreement provides for a total aggregate commitment of $65 million, consisting of (i) a revolving credit facility (the “Revolver”) in an aggregate principal amount not to exceed $27 million (subject to increase by up to an additional $10 million upon satisfaction of certain conditions); (ii) a $30.5 million term loan facility (the “Term Loan”); and a (iii) $7.0 million delayed draw term loan facility (the “Delayed Draw Term Loan”), as more fully described in Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on July 19, 2017.

The Revolver expires in three years and includes swing loan and letter of credit sub-limits in the aggregate amount not to exceed $3.0 million for swing loans and $5.0 million for letters of credit. Borrowings under the Revolver may be denominated in U.S. dollars or Canadian dollars. The maximum borrowings in U.S. dollars may not exceed the sum of 85% of eligible U.S. accounts receivable and 60% of eligible U.S. unbilled receivables, less a reserve amount established by the administrative agent. The maximum borrowings in Canadian dollars may not exceed the lesser of (i) $10.0 million; and (ii) the sum of 85% of eligible Canadian receivables, plus 60% of eligible Canadian unbilled receivables, less a reserve amount established by the administrative agent.

Amounts borrowed under the Term Loan are required to be repaid in consecutive quarterly installments commencing on October 1, 2017 through and including July 1, 2022 and on the maturity date of July 13, 2022. The principal amount of each quarterly installment payable on the Term Loan equals the product of $30.5 million, multiplied by (i) 3.125% for quarterly installments due on October 1, 2017 through and including July 1, 2018; (ii) 3.75% for quarterly installments payable on October 1, 2018 through and including July 1, 2021; and (iii) 5.00% for quarterly installments payable on October 1, 2021 through and including the maturity date. The Delayed Draw Term Loan may be used through the date of the final contingent consideration payment (referred to as the final

“Deferred Amount Payment” in the Credit Agreement) on no more than two separate occasions in borrowing multiples of $1.0 million up to the lesser of contingent consideration earned or $7.0 million. Amounts borrowed under the Delayed Draw Term Loan will be payable in consecutive quarterly installments commencing on the first payment date after disbursement of such borrowings. The principal amount of each quarterly installment payable of each Delayed Draw Term Loan equals the product of the original balance of such Loan, multiplied by (i) 3.75% for quarterly installments due on October 1, 2018 through and including July 1, 2021; and (ii) 5.00% for quarterly installments payable on October 1, 2021 through and including the maturity date, with the maturity date payment equal to the outstanding amount of the loan on that date.

Borrowings under the revolver and the term loans, at the Company’s election, bear interest at either (a) the higher of PNC’s prime rate or the federal funds rate plus 0.50%, plus an applicable margin determined based upon the Company’s senior leverage ratio or (b) an adjusted LIBOR rate, plus an applicable margin determined based upon the Company’s senior leverage ratio. The applicable margin on the base rate is between 0.50% and 1.25% on revolver borrowings and between 1.75% and 2.50% on term loans. The applicable margin on the adjusted LIBOR rate is between 1.50% and 2.25% on revolver borrowings and between 2.75% and 3.50% on term loans. A 20 to 30 basis point per annum commitment fee on the unused portion of the revolver facility and the delayed draw term loan is charged and due monthly in arrears. The applicable commitment fee is determined based upon the Company’s senior leverage ratio.

The Company pledged substantially all of its assets in support of the Credit Agreement. The credit agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the credit agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of September 30, 2017, the Company was in compliance with all provisions under the facility.

In connection with securing the commitments under the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $435,000, which were capitalized and are being amortized as interest expense over the lives of the facilities. Debt financing costs of $411,000 and $59,000 (net of amortization) as of September 30, 2017 and December 31, 2016, respectively, are presented as reductions in long-term debt in the Company’s Condensed Consolidated Balance Sheets. The deferred financing costs outstanding at December 31, 2016 previously presented in other assets, have been reclassified to conform to the current period presentation.

At Closing the Company borrowed $9.0 million under the Revolver and $30.5 million under the Term Loan which were used to repay all borrowings under the previous credit facility with PNC and to pay a portion of the acquisition consideration and transaction expenses. The Company’s net outstanding borrowings as of September 30, 2017 under the Revolver totaled $12.9 million and unused borrowing capacity available was approximately $10 million. The Company’s outstanding borrowings under the term loan were $30.5 million at September 30, 2017. As of September 30, 2017, the Company believed the eligible borrowing base on the revolver would not fall below current outstanding borrowings for a period of time exceeding one year and has classified the $12.9 million net outstanding debt balance at September 30, 2017 as long-term.

8.	Income Taxes

The components of income before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Amounts in Thousands)		(Amounts in Thousands)
Income before income taxes:
Domestic	$(507)	$1,359	$417	$2,685
Foreign	272	115	546	331

Income before income taxes	$(235)	$1,474	$963	$3,016

The Company has foreign subsidiaries in Canada and India – both of which generate revenues from foreign clients. Additionally, the India subsidiaries provide services to both the Canadian and U.S. operating entities and the Company allocates a portion of its income to these subsidiaries based on a “transfer pricing” model. No provision for U.S. income taxes has been made for the undistributed earnings of its Indian and Canadian subsidiaries as of September 30, 2017, as those earnings are expected to be permanently reinvested outside the U.S. If these foreign earnings were to be repatriated in the future, the U.S. tax liability may be reduced by any foreign income taxes previously paid on such earnings, which would make this U.S. tax liability immaterial. The determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The provision for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Amounts in Thousands)		(Amounts in Thousands)
Current provision:
Federal	$(240)	$310	$(78)	$820
State	(36)	25	(13)	89
Foreign	64	39	157	112

Total current provision (benefit)	(212)	374	66	1,021

Deferred provision:
Federal	80	155	100	102
State	11	21	14	13
Foreign	22	—	22	—

Total deferred provision	113	176	136	115

Total provision (benefit) for income taxes	$(99)	$550	$202	$1,136

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three and nine months ended September 30, 2017 and 2016 were as follows (amounts in thousands):

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
Income taxes computed at the federal statutory rate	$(80)	(34.0)%	$501	34.0%
State income taxes, net of federal tax benefit	(25)	(10.6)	46	3.1
Excess tax benefits from stock options/restricted shares	10	4.2	—	—
Other – net	(4)	(1.7)	3	0.2

	$(99)	(42.1)%	$550	37.3%

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
Income taxes computed at the federal statutory rate	$327	34.0%	$1,025	34.0%
State income taxes, net of federal tax benefit	17	1.8	102	3.4
Excess tax benefits from stock options/restricted shares	(145)	(15.1)	—	—
Other – net	3	0.3	9	0.3

	$202	21.0%	$1,136	37.7%

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, are as follows:

(Amounts in thousands)	Nine Months Ended September 30, 2017
Balance as of December 31, 2016	$128
Additions related to current period	—
Additions related to prior periods	—
Reductions related to prior periods	(33)

Balance as of September 30, 2017	$95

Although it is difficult to anticipate the final outcome of these uncertain tax positions, the Company believes that the total amount of unrecognized tax benefits could be reduced by approximately $40,000 during the next twelve months due to the expiration of the statutes of limitation.

9.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

Concurrent with the Company’s July 13, 2017 borrowings under its new credit facility, the Company entered into a 44–month interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. Under the swap contracts, the Company pays interest at a fixed rate of 1.99% and receives interest at a variable rate equal to the daily U.S. LIBOR rate on a notional amount of $15,000,000. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Condensed Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of interest-rate swap contracts deemed ineffective are recognized in the Condensed Consolidated Statements of Operations as interest expense. The fair value of the interest-rate swap contracts at September 30, 2017 was a liability of $99,000 and is reflected in the Condensed Consolidated Balance Sheet as other current liabilities.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income are as follows (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Location of Gain / (Loss) reclassified in Income (Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income (Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
For the Three Months Ended September 30, 2017:
Interest-Rate Swap Contract	$(99)	Interest Expense	$(20)	Interest Expense	$—

For the Nine Months Ended September 30, 2017:
Interest-Rate Swap Contract	$(87)	Interest Expense	$(30)	Interest Expense	$—

For the Three Months Ended September 30, 2016:
Interest-Rate Swap Contract	$18	Interest Expense	$(10)	Interest Expense	$—

For the Nine Months Ended September 30, 2016:
Interest-Rate Swap Contract	$(17)	Interest Expense	$(32)	Interest Expense	$—

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2017		December 31, 2016
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest-Rate Swap Contracts	Other Current Liabilities	$99	Other Current Liabilities	$12

The estimated amount of pretax losses as of September 30, 2017 that is expected to be reclassified from other comprehensive income (loss) into earnings within the next 12 months is approximately $80,000.

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

At September 30, 2017 and December 31, 2016, the Company carried the following financial (liabilities) at fair value measured on a recurring basis (in thousands):

	Fair Value as of September 30, 2017
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$(99)	$—	$(99)
Contingent consideration liability	$—	$—	$(17,125)	$(17,125)

	Fair Value as of December 31, 2016
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$(12)	$—	$(12)

The fair value of interest rate swap contracts are based on quoted prices for similar instruments from a commercial bank, and therefore, the fair value measurement is considered to be within level 2. The fair value of the contingent consideration liability was estimated by utilizing a probability weighted simulation model to determine the fair value of contingent consideration, and therefore, the fair value measurement is considered to be within level 3.

11.	Shareholders’ Equity

On July 7, 2017 the Company entered into Securities Purchase Agreements with Ashok Trivedi and Sunil Wadhwani pursuant to which the Company agreed to sell to each the number of shares of Common Stock equal to $3.0 million divided by the greater of (i) $7.00 per share of Common Stock and (ii) the closing price of the Common Stock on the NYSE American on July 10, 2017, which was $6.35 per share. On July 13, 2017, the Closing Date of the Company’s acquisition of InfoTrellis’ services division, the Company issued and sold an aggregate of 857,144 shares of Common Stock to Ashok Trivedi and Sunil Wadhwani for $6.0 million in aggregate gross proceeds. The Company used the proceeds from the private placement to fund a portion of the closing date purchase price of the InfoTrellis acquisition.

The Company had a Share Repurchase Program in place that expired on December 22, 2016. During the nine months ended September 30, 2016 no shares were repurchased under a share repurchase program. During the three and nine months ended September 30, 2017, the Company purchased 0 and 1,159 shares, respectively, at a share price of $6.42 to satisfy employee tax obligations related to the vesting of restricted stock. During the three and nine months ended September 30, 2016, the Company purchased 1,158 shares to satisfy employee tax obligations related to the vesting of restricted shares at an average price of $6.80

12.	Revenue Concentration

For the three months ended September 30, 2017, the Company had two clients that exceeded 10% of total revenues (CGI = 12.5% and Accenture = 11.7%). For the three months ended September 30, 2016, the Company had one client that exceeded 10% of total revenues (CGI = 11.0%). For the nine months ended September 30, 2017, the Company had two clients that exceeded 10% of total revenues (CGI = 13.1% and Accenture 10.5%). For the nine months ended September 30, 2016, the Company had no clients that exceeded 10% of total revenues.

The Company’s top ten clients represented approximately 47% and 45% of total revenues for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, the Company’s top ten clients represented approximately 48% and 44% of total revenues, respectively.

13.	Earning Per Share

The computation of basic earnings per share is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.

For the three and nine months ended September 30, 2017, there were no anti-dilutive stock options excluded from the computation of diluted earnings per share. For the three and nine months ended September 30, 2016, there were 4,759 and 200,014 anti-dilutive stock options excluded from the computation of diluted earnings per share.

14.	Severance Charges

During the nine month period ending September 30, 2017, the Company incurred no severance costs. During the three and nine months ended September 30, 2016, the Company incurred severance costs of $0 and $780,000 (pre-tax), respectively, related to several changes in executive leadership.

15.	Business Segment and Geographic Information

Our reporting segments are: 1) Data and Analytics Services; and 2) IT Staffing Services.

The data and analytics services segment was acquired through the July 13, 2017 acquisition of the services division of Canada-based InfoTrellis, Inc. This segment is a project-based consulting services business with specialized capabilities in data management and analytics. The business is marketed as Mastech InfoTrellis and utilizes a dedicated sales team with deep subject matter expertise. Mastech InfoTrellis has offices in Toronto, Canada and Austin, Texas and a global delivery center in Chennai, India. Project-based delivery reflects a combination of on-site resources and offshore resources out of the Company’s delivery center in Chennai. Assignments are secured on both a time and material and fixed price basis.

The IT staffing services segment offers (a) staffing services in digital and mainstream technologies; and (b) digital transformation services focused on providing CRM on the cloud through Salesforce.com; driving IT efficiencies through SAP HANA; and using digital methods to enhance organizational learning. These services are marketed using a common sales force and delivered via our global recruitment center. While the vast majority of our assignments are based on time and materials, we do have the capabilities to deliver our digital transformation services on a fixed price basis.

Below are the operating results of our reporting segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Amounts in Thousands)		(Amounts in Thousands)
Revenues:
Data and analytics services	$4,069	$—	$4,069	$—
IT staffing services	35,159	34,263	103,345	99,606

Total revenues	$39,228	$34,263	$107,414	$99,606

Segment operating income:
Data and analytics services	$1,060	$—	$1,060	$—
IT staffing services	1,520	1,798	3,577	4,003

Subtotal	2,580	1,798	4,637	4,003

Amortization of acquired intangible assets	(611)	(204)	(1,018)	(610)
Acquisition transaction expenses	(1,754)	—	(2,019)	—
Interest expenses and other, net	(450)	(120)	(637)	(377)

Income before income taxes	$(235)	$1,474	$963	$3,016

Below is a reconciliation of segment total assets to consolidated total assets:

	At September 30,
	2017	2016
	(Amounts in Thousands)
Total assets:
Data and analytics services	$56,178	$—
IT staffing services	42,796	42,974

Total assets	$98,974	$42,974

Below is geographic information related to our revenues from external customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Amounts in Thousands)		(Amounts in Thousands)
United States	$38,142	$34,263	$106,328	$99,606
Canada	716	—	716	—
Other	370	—	370	—

Total revenues	$39,228	$34,263	$107,414	$99,606

16.	Recently Issued Accounting Standards

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

In March, 2016, the FASB issued ASU 2016-09 “Compensation – Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting”. The FASB issued this ASU as part of its “Simplification Initiative,” which has the objective of identifying, evaluating, and improving areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016 and, accordingly, we adopted this ASU on January 1, 2017. The adoption of this ASU resulted in the recognition of a $10,000 expense and a $145,000 benefit in our provision for income taxes for the three and nine months ended September 30, 2017.

Recent Accounting Pronouncements not yet adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which provides for a single five-step model to be applied to all revenue contracts with customers. The new guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Entities can use either a retrospective approach or a cumulative effect adjustment approach to implement the guidance. In 2015, the FASB issued a deferral of the effective date of the guidance to 2018, with early adoption permitted in 2017. In 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 to amend ASU 2014-09 for technical corrections and improvements and to clarify the implementation guidance for 1) principal versus agent considerations, 2) identifying performance obligations, 3) the accounting for licenses of intellectual property and 4) narrow scope improvements on assessing collectability, presentation of sales taxes, non-cash consideration and completed contracts and contract modifications at transition and based on our preliminary assessment which is subject to change, the Company does not expect the adoption to have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The main difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of the lease payment. The lease asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases), while finance leases will result in a front-loaded expense pattern (similar to current capital leases). The classification of these leases will be based on the criteria that are largely similar to those applied in current lease accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently assessing the potential impact of ASU 2016-02 and expect adoption will have a material impact on our consolidated financial condition and results of operations. Contractual obligations on lease arrangements as of September 30, 2017 approximated $3.0 million.

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

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)”. This update addresses I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. The amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect this ASU to have a material impact on its financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815); Targeted Improvements to Accounting for Hedging Activities”. The amendments in this Update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the Update. The Company does not expect this ASU to have a material impact on its financial statements.

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

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the nine months ended September 30, 2017 except for the policy related to contingent consideration associated with the InfoTrellis acquisition, as detailed below:

Contingent Consideration:

In connection with the InfoTrellis acquisition, the Company may be required to pay future consideration that is contingent upon the achievement of specified earnings before interest and taxes (“EBIT”) objectives. As of the acquisition date, the Company recorded a contingent consideration liability representing the estimated fair value of the contingent consideration that is expected to be paid. The fair value of the contingent consideration liability was estimated by utilizing a probability weighted simulation model to determine the fair value of contingent consideration. We re-measure this liability each reporting period and record changes in the fair value through a separate line item without our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue and earnings estimates or in the timing of likelihood of achieving contractual milestones.

Overview:

We are a provider of Digital Transformation IT Services to mostly large and medium sized organizations.

Our portfolio of offerings include Data Management and Analytics services; other digital transformation services such as Salesforce.com, SAP HANA, and Digital Learning services; and IT Staffing services.

With the July 13, 2017 acquisition of InfoTrellis, we now operate in two reporting segments – Data and Analytics Services and IT Staffing Services. Our data and analytics services are marketed on a global basis under the brand Mastech InfoTrellis and delivered largely on a project basis with on-site and off-shore resources. These capabilities and expertise were acquired through our recent acquisition of InfoTrellis. Our IT staffing business combines technical expertise with business process experience to deliver a broad range of staffing services in digital and mainstream technologies, as well as our other digital transformation services.

Both business segments provide their services across various industry verticals including: consumer products; education; financial services; government; healthcare; manufacturing; retail; technology; telecommunications; transportation; and utilities. Within each reporting segment we evaluate our revenues and gross profits largely by sales channel responsibility. In the past, we have disclosed revenues and gross profits by client type (wholesale clients and retail clients). Management’s emphasis on the breakdown of wholesale and retail client types has diminished over the last year as gross margin opportunities within each client type has changed considerably as the Company has focused on digital technologies. Today our analysis within our two reporting segments are multi-purposed and include technologies employed, client relationship, and sales channel accountability.

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general U.S. economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the second half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies. In 2010, market conditions continued to strengthen over the course of the year and activity levels within most of our sales channels progressively improved. In 2011 and 2012, activity levels continued to trend up in most technologies and sales channels. During 2013, 2014 and 2015, we continued to see a steady flow of solid activity in our contract staffing business; however, tightness in the supply side (skilled IT professionals) of our business in 2014 and 2015 negatively impacted our new assignment successes. Solid activity levels in our contract staffing business continued during 2016, however, recruitment challenges remained due to the tightness in the supply of skilled IT professionals. During the first nine months of 2017, activity levels continued to be solid and recruitment challenges remain.

In addition to tracking general U.S. economic conditions, a large portion of our revenues are generated from a limited number of clients. Accordingly, our trends and outlook are impacted by the prospects and well-being of these specific clients. This “account concentration” factor may cause our results of operations to deviate from the prevailing U.S. economic trends from time to time.

Within the IT staffing business many larger users of these services are employing MSPs to manage their contractor spending in an effort to drive down overall costs. This trend towards utilizing the MSP model may pressure gross margins in the future.

Results of Operations for the Three Months Ended September 30, 2017 as Compared to the Three Months Ended September 30, 2016:

Revenues:

Revenues for the three months ended September 30, 2017 totaled $39.2 million compared to $34.3 million for the corresponding three month period in 2016. This 14.5% year-over-year revenue increase largely reflected the July 13, 2017 acquisition of InfoTrellis’ data management and analytics services business. For the three months ended September 30, 2017, the Company had two clients that had revenues in excess of 10% of total revenues (CGI = 12.5% and Accenture = 11.7%). For the three months ended September 30, 2016, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 11.0%). The Company’s top ten clients represented approximately 47% and 45% of total revenues for the three months ended September 30, 2017 and 2016, respectively.

Below is a tabular presentation of revenues by reportable segment for the three months ended September 30, 2017 and 2016, respectively:

Revenues (Amounts in millions)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Data and Analytics Services	$4.1	$—
IT Staffing Services	35.1	34.3

Total revenues	$39.2	$34.3

Revenues from digital transformation and IT staffing services totaled $35.1 million compared to $34.3 million during the corresponding 2016 period. This 2.6% increase reflected a higher level of billable consultants in the 2017 quarter, partially offset by a lower average bill rate and a lower utilization rate due to the business disruptions related to the hurricanes in Florida and Texas and a higher level of vacation time incurred. Billable consultant headcount at September 30, 2017 totaled 995-consultants compared to 884-consultants one-year earlier. Robust demand for our staffing services and improved efficiencies at our global recruitment center were responsible for this improvement. Our average bill rate decreased during the 2017 quarter to $72.54 / per hour compared to $75.29 / per hour in the 2016 quarter. The decrease in our average bill rate was due to lower rates on new assignments over the last several quarters and is reflective of the types of skill-sets that we have deployed. Permanent placement / fee revenues were approximately $0.1 million during the quarter, essentially in-line with last year’s performance.

Revenues from data management and analytics services from our July 13, 2017 acquisition date through September 30, 2017 totaled $4.1 million.

Gross Margins:

Gross profits in the third quarter of 2017 totaled $8.8 million, compared to $6.9 million in the third quarter of 2016. Gross profit as a percentage of revenue was 22.5% for the three month period ending September 30, 2017 compared to 20.1% during the same period of 2016. This 240-basis point improvement reflected the consolidation of the financial results of our data management and analytics business segment, which has a gross margin profile that is materially higher than our IT staffing segment.

Below is a tabular presentation of gross margin by reporting segment for the three months ended September 30, 2017 and 2016, respectively:

Gross Margin	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Data and Analytics Services	44.2%	—%
IT Staffing Services	20.0	20.1

Total gross margin	22.5%	20.1%

Gross margins from digital transformation and IT staffing services were 20.0% in the third quarter of 2017 compared to 20.1% million during the corresponding quarter of 2016. This slight decline was due to higher non-billable time paid due to disruptions reflected to the Florida and Texas hurricanes. This downtime was much more impactful on revenues than on gross margins due to the fact that we employ many of our consultants on a W-2 hourly basis and pay only on billable hours worked.

Gross margins from data management and analytics services were 44.2% of revenues during the third quarter of 2017.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the three months ended September 30, 2017 totaled $8.6 million or 21.9% of total revenues, compared to $5.3 million or 15.5% of revenues for the three months ended September 30, 2016. Excluding $1.7 million of acquisition transaction expenses incurred in the 2017 period, SG&A expenses as a percentage of revenues in the third quarter of 2017 would have been 17.5%. Fluctuations within SG&A expense components during the third quarter of 2017, compared to the third quarter of 2016, included the following:

•	Sales expense increased by $0.5 million in the 2017 period compared to 2016. Approximately $0.4 million was related to our new data and analytics segment; and $0.1 million was attributable to higher compensation expense reflective of staff expansion in our IT staffing business.

•	Recruiting expense increased by $0.4 million in the 2017 period compared to 2016. Approximately $0.1 million was related to our new data and analytics segment; $0.2 million was attributable to higher compensation expense reflective of our offshore staff expansion; and $0.1 million was due to higher H1B processing fees reflective of higher activity levels.

•	General and administrative expense increased by $2.4 million in the 2017 period compared to 2016. Approximately $0.7 million was related to our new data and analytics segment, of which $0.4 million which attributable to the amortization of acquired identifiable intangible assets; and $1.7 million was due to acquisition transaction expenses associated with the InfoTrellis transaction.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended September 30, 2017 consisted of interest expense of ($439,000) and foreign exchange losses of ($11,000). For the three months ended September 30, 2016, Other Income / (Expense) consisted of interest expense of ($116,000) and foreign exchange losses of ($4,000). The higher level of interest expense was due to the InfoTrellis acquisition.

Income Tax Expense:

Income tax expense (benefit) for the three months ended September 30, 2017 totaled ($99,000), representing an effective (benefit) tax rate on pre-tax income of 42.1%, compared to $550,000 for the three months ended September 30, 2016, which represented a 37.3% effective tax rate on pre-tax income. The higher effective tax benefit rate largely reflected a lower global tax rate on income from our data and analytics segment.

Results of Operations for the Nine Months Ended September 30, 2017 as Compared to the Nine Months Ended September 30, 2016:

Revenues:

Revenues for the nine months ended September 30, 2017 totaled $107.4 million compared to $99.6 million for the corresponding nine month period in 2016. This 7.8% year-over-year revenue increase reflected a combination of organic growth of approximately 4 percent in our IT staffing services business and the impact of the July 13, 2017 acquisition of InfoTrellis’ data and analytics services business. For the nine months ended September 30, 2017, the Company had two clients that had revenues in excess of 10% of total revenues (CGI = 13.1% and Accenture = 10.5%). For the nine months ended September 30, 2016, the Company had no clients that had revenues in excess of 10% of total revenues. The Company’s top ten clients represented approximately 48% and 44% of total revenues for the nine months ended September 30, 2017 and 2016, respectively.

Below is a tabular presentation of revenues by reportable segment for the nine months ended September 30, 2017 and 2016, respectively:

Revenues (Amounts in millions)	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Data and Analytics Services	$4.1	$—
IT Staffing Services	103.3	99.6

Total revenues	$107.4	$99.6

Revenues from digital transformation and IT staffing services totaled $103.3 million compared to $99.6 million during the corresponding 2016 period. This 3.7% increase reflected a higher level of billable consultants in the 2017 quarter, partially offset by a lower average bill rate and a lower utilization rate. Billable consultant headcount at September 30, 2017 was 111-consultants higher that at September 30, 2016. Our average bill rate for the nine month period ended September 30, 2017 was $73.90 / per hour, compared to an average of $75.10 / per hour in the corresponding 2016 period. The lower utilization rate was largely due to the major hurricanes experienced in Florida and Texas during the third quarter of 2017. Permanent placement / fee revenues were approximately $0.1 million lower in the nine-month period ending September 30, 2017 compared to the corresponding nine-month period of 2016.

Revenues from data and analytics services from our July 13, 2017 acquisition date through September 30, 2017 totaled $4.1 million.

Gross Margins:

Gross profits in the nine months ended September 30, 2017 totaled $22.1 million, compared to $19.9 million during the first nine months of 2016. Gross profit as a percentage of revenue was 20.6% for the nine month period ending September 30, 2017 compared to 20.0% during the same period of 2016. This 60-basis point improvement reflected the consolidation of the financial results our data and analytics business segment, which has a gross margin profile that his materially higher than our digital transformation and IT staffing segment.

Below is a tabular presentation of gross margin by reportable segment for the nine months ended September 30, 2017 and 2016, respectively:

Gross Margin	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Data and Analytics Services	44.2%	—%
IT Staffing Services	19.6	20.0

Total gross margin	20.6%	20.0%

Gross margins from digital transformation and IT staffing services were 19.6% in the nine month period ended September 2017 compared to 20.0% during the corresponding period of 2016. This decline was due to a combination of lower permanent placement fees; higher non-billable time paid due to disruptions from the Florida and Texas hurricanes; and tighter gross margins on several large volume accounts.

Gross margins from data and analytics services were 44.2% of revenues during the third quarter of 2017.

Selling, General and Administrative (“SG&A”) Expenses:

SG&A expenses for the nine months ended September 30, 2017 totaled $20.5 million or 19.1% of total revenues, compared to $16.5 million or 16.6% of revenues for the three months ended September 30, 2016. Excluding $2.0 million of acquisition transaction expenses incurred in the 2017 period and $0.8 million of severance costs incurred in the 2016 period, SG&A expenses as a percentage of revenues would have been 17.2% and 15.8% for the nine months ended September 30, 2017 and 2016, respectively. Fluctuations within SG&A expense components during the nine months of 2017, compared to the nine months of 2016, included the following:

•	Sales expense increased by $1.1 million in the 2017 period compared to 2016. Approximately $0.4 million was related to our new data and analytics segment; $0.6 million was attributable to higher IT staffing compensation expense reflective of staff expansion; and $0.1 million reflected higher marketing costs.

•	Recruiting expense increased by $1.1 million in the 2017 period compared to 2016. Approximately $0.1 million was related to our new data and analytics segment; $0.8 million was attributable to higher IT staffing compensation expense reflective of our offshore and domestic recruitment staff expansion; and $0.2 million was due to higher IT staffing H1B processing fees reflective of higher activity levels.

•	General and administrative expense increased by $1.8 million in the 2017 period compared to 2016. Approximately $0.7 million was related to our new data and analytics segment, of which $0.4 million which attributable to the amortization of acquired identifiable intangible assets; $2.0 million was due to acquisition transaction expenses associated with the InfoTrellis transaction; and ($0.1 million) was due to slightly lower facility costs. This total increase was partially offset by severance costs incurred in the 2016 period of $0.8 million.

Other Income / (Expense) Components:

Other Income / (Expense) for the nine months ended September 30, 2017 consisted of interest expense of ($648,000); foreign exchange gains of $15,000; and a ($4,000) loss on the disposition of fixed assets. For the nine months ended September 30, 2016, Other Income / (Expense) consisted of interest expense of ($353,000) and foreign exchange losses of ($24,000). The higher level of interest expense was due to the InfoTrellis acquisition.

Income Tax Expense:

Income tax expense for the nine months ended September 30, 2017 totaled $202,000, representing an effective tax rate on pre-tax income of 21.0%, compared to $1.1 million for the nine months ended September 30, 2016, which represented a 37.7% effective tax rate on pre-tax income. The lower effective tax rate largely reflected excess tax benefits related to stock options and restricted shares which favorably impacted our aggregate income tax rate in the 2017 period and a lower global tax rate at our newly acquired data and analytics segment.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

At September 30, 2017, we had bank debt, net of cash balances on hand, of $40.3 million and approximately $10.0 million of borrowing capacity under our existing credit facility.

Historically, we have funded our business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At September 30, 2016, our accounts receivable “days sales outstanding” (“DSOs”) measurement increased to 56-days from 55-days a quarter earlier.

We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility should be adequate to fund our business needs and debt service obligations over the next twelve months.

Cash flows provided by (used in) operating activities:

Cash (used in) operating activities for the nine months ended September 30, 2017 totaled ($1.6 million) compared to cash (used in) operating activities of ($3.7 million) during the nine months ended September 30, 2016. Elements of cash flows in the 2017 period were net income of $0.8 million, non-cash charges of $1.6 million, and an increase in operating working capital levels of ($4.0 million). During the nine months ended September 30, 2016, elements of cash flows were net income of $1.9 million, non-cash charges of $1.2 million and an increase in operating working capital levels of ($6.8 million). The operating working capital increases in 2017 were in support of revenue growth. The operating working capital increases in 2016 reflected amended payment terms on several major clients and higher operating working capital levels in support of 2016 revenue growth.

Cash flows used in investing activities:

Cash used in investing activities for the nine months ended September 30, 2017 was $35.6 million compared to $0.1 million for the nine months ended September 30, 2016. In 2017, the acquisition of InfoTrellis, Inc. and capital expenditures accounted for $34.7 million and $0.9 million, respectively. In 2016, cash used in investing activities consisted entirely of capital expenditures. Capital expenditure for the 2017 period largely related to the implementation of a new cloud-based financial and HR software package.

Cash flows provided by (used in) financing activities:

Cash provided by (used in) financing activities for the nine months ended September 30, 2017 totaled $39.5 million and consisted of net borrowings under our revolving credit facility of $9.7 million; $30.5 million of borrowings under our term loan facility; proceeds of $6.0 million from the issuance of common stock; offset by debt payments on our previous term loan facility of ($6.3 million) and payments of deferred financing costs of ($0.4 million). Cash provided by financing activities for the nine months ended September 30, 2016 totaled $3.7 million and consisted of borrowings under our revolving credit facility of $4.9 million and cash generated from stock option activities of $0.2 million, partially offset by debt payments on our term loan of ($1.4 million).

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

Concurrent with the Company’s July 13, 2017 borrowings of $39.5 million in support of the InfoTrellis acquisition, we entered into a 44-month interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. Under the swap contracts, the Company pays interest at a fixed rate of 1.99% and receives interest at a variable rate equal to the daily U.S. LIBOR rate on a notional amount of $15 million. The swap contacts mature in monthly installments commencing on September 1, 2017. These swap contacts have been designed as cash flow hedging instruments.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act rules 13a-15(b) and 15d-15(b), except in connection with the InfoTrellis acquisition completed on July 13, 2017. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this quarterly report on Form 10-Q.

Changes in Internal Control over Financial Reporting

Except in connection with the InfoTrellis acquisition completed on July 13, 2017, there has been no change in Mastech’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2016.

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

ITEM 2.	UNRESGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 7, 2017, the Company entered into Securities Purchase Agreements with Ashok Trivedi and Sunil Wadhwani pursuant to which the Company agreed to sell to each the number of shares of Common Stock equal to $3.0 million divided by the greater of (i) $7.00 per share of Common Stock and (ii) the closing price of the Common Stock on the NYSE American on July 10, 2017, which was $6.35 per share. On July 13, 2017, the Closing Date of the Company’s acquisition of InfoTrellis’ services division, the Company issued and sold an aggregate of 857,144 shares of Common Stock to Ashok Trivedi and Sunil Wadhwani for $6.0 million in aggregate gross proceeds. The Company used the proceeds from the private placement to fund a portion of the closing date purchase price of the InfoTrellis acquisition.

ITEM 6.	EXHIBITS

(a)	Exhibits

2.1	Asset Purchase Agreement, dated July 7, 2017, by and among Mahmood Abbas, Zahid Naeem, Sachin Wadhwa, Infotrellis Inc. and Mastech InfoTrellis Digital, Ltd, (incorporated by reference to Exhibit 2.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 13, 2017)*

2.2	Asset Purchase Agreement, dated July 7, 2017, by and among Mahmood Abbas, Zahid Naeem, Sachin Wadhwa, Infotrellis Inc. and Mastech InfoTrellis, Inc. (incorporated by reference to Exhibit 2.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 13, 2017)*

2.3	Share Purchase Agreement, dated July 7, 2017, by and amongst Mastech Digital Data, Inc., 2291496 Ontario Inc., InfoTrellis India Private Limited, Mastech Digital Private Limited and Kumaran Sasikanthan (incorporated by reference to Exhibit 2.3 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 13, 2017)*

4.1	Registration Rights Agreement, dated July 13, 2017, by and between Mastech Digital, Inc., Ashok Trivedi, as trustee of the Ashok K. Trivedi Revocable Trust, and Sunil Wadhwani, as trustee of The Revocable Declaration of Trust of Sunil Wadhwani

10.1	Credit Agreement, dated July 13, 2017, by and among Mastech Digital, Inc., certain subsidiaries of Mastech Digital, Inc., PNC Bank, National Association, as administrative agent, swing loan lender and issuing lender, PNC Capital Markets LLC, as sole lead arranger and sole bookrunner, and certain financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 19, 2017)

10.2	Pledge Agreement, dated July 13, 2017, made by Mastech Digital, Inc. and certain subsidiaries of Mastech Digital, Inc. (incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 19, 2017)

10.3	Securities Purchase Agreement, dated July 7, 2017, by and between Mastech Digital, Inc. and Ashok Trivedi, as trustee of the Ashok K. Trivedi Revocable Trust (incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 13, 2017)

10.4	Securities Purchase Agreement, dated July 7, 2017, by and between Mastech Digital, Inc. and Sunil Wadhwani, as trustee of The Revocable Declaration of Trust of Sunil Wadhwani (incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 13, 2017)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to these agreements have not been filed. Mastech Digital, Inc. hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 2017.

MASTECH DIGITAL, INC.

November 14, 2017	/s/ VIVEK GUPTA
Vivek Gupta Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer
(Principal Financial Officer)