Form 10-K
period 2017-12-31
Mastech Digital, Inc.
filed 2018-03-23
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-34099

MASTECH DIGITAL, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	26-2753540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1305 Cherrington Parkway, Building 210, Suite 400 Moon Township, PA	15108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (412) 787-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.01 par value	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☒ Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017 (based on the closing price on such stock as reported by NYSE American on such date) was $12,713,000.

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of March 15, 2018 was 5,461,712 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for May 16, 2018 to be filed with the Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MASTECH DIGITAL, INC.

2017 FORM 10-K

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

Factors or events that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

•	changes in general U.S. and global economic conditions and economic conditions in the industries in which we operate;

•	our ability to retain existing clients and obtain new clients;

•	changes in competitive conditions;

•	our ability to introduce new service offerings;

•	availability of and retention of skilled technical employees and key personnel;

•	technological changes;

•	changes in accounting standards, rules and interpretations;

•	many of our contracts are terminable by clients without penalty;

•	changes in immigration laws, patterns and other factors related to visa holders;

•	liabilities and unanticipated developments resulting from litigations, regulatory investigations and similar matters;

•	fluctuations due to currency exchange rate variations;

•	changes in U.S. laws, rules and regulations, including the Internal Revenue Code;

•	changes in India’s geopolitical environment, laws, rules and regulations;

•	the impact and success of new acquisitions; and

•	management’s ability to identify and manage risks.

ITEM 1.	BUSINESS

Overview

Mastech Digital, Inc. (referred to in this report as “Mastech Digital”, “Mastech”, the “Company”, “us”, “our” or “we”) is a provider of Digital Transformation IT Services. The Company offers data management and analytics services; other digital transformation services; and IT staffing services for both mainstream and digital technologies. Headquartered near Pittsburgh, Pennsylvania, we have approximately 1,200 consultants that provide services across a broad spectrum of industry verticals. From July 1986 through September 2008, we conducted our business as subsidiaries of iGATE Corporation (“iGATE”). We do not sell, lease or otherwise market computer software or hardware, and essentially100% of our revenue is derived from the sale of data and analytics, IT staffing and digital transformation services.

Our data and analytics services segment provides specialized capabilities in delivering data management and analytics services to customers globally. This business offers project-based consulting services in the areas of Master Data Management, Enterprise Data Integration, Data and Analytics and Digital Transformation, which can be delivered using onsite and offshore resources.

Our IT staffing business combines technical expertise with business process experience to deliver a broad range of services in digital and mainstream technologies. Our digital technology stack includes data management and analytics, cloud, mobility, social and automation. Our mainstream technologies include business intelligence / data warehousing; web services; enterprise resource planning & customer resource management; and e-Business solutions. We work with businesses and institutions with significant IT-spend and recurring staffing needs. We also support smaller organizations with their “project focused” temporary IT staffing requirements.

Our digital transformation services include staffing and project-based services around Salesforce.com, SAP HANA and Digital Learning.

Sales and marketing of our services are handled by separate and distinct sales organizations within each of our two operating segments. Our data and analytic services are marketed through 1) account executives who largely focus on new business development; and 2) technical relationship managers who focus on growing strong relationships within existing clients. Both account executives and technical relationship managers reside in either the U.S. or Canada. Our IT staffing and digital transformation services are conducted through account executives across the U.S. who deploy a telesales model, supplemented with client visits. This cost-effective model is aimed at integrator and other staffing clients, with a need to supplement their abilities to attract highly-qualified temporary IT personnel. Additionally, we use a branch service sales model in select geographies within the U.S. The branch services model employs local sales and recruitment resources, aimed at establishing strong relationships with both clients and candidates. We recruit through global recruitment centers located in the U.S. and India that deliver a full range of recruiting and sourcing services. Our centers employ approximately 170 recruiters and sourcers that focus on recruiting U.S.-based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests from our offshore recruiting centers, with investment in sourcing and recruiting processes, expanded search coverage, round-the-clock sourcing, and frequent candidate contact, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

History and Developments

Historically, we operated as the former Professional Services segment of iGATE. Mastech Digital, Inc. was incorporated in Pennsylvania as a wholly-owned subsidiary of iGATE on June 6, 2008 in anticipation of our spin-off from iGATE. On September 30, 2008, we spun-off from iGATE and began operating as an independent public company. Our operating subsidiaries have 31 years of history as reliable providers of IT staffing services.

Established in 1986, our business model focused on importing global IT talent to the U.S. to meet the growing demand for IT professionals. In the early 2000s, the demand for IT professionals declined and the supply of IT resources quickly exceeded a declining demand curve. No longer was there a need to recruit abroad for technology talent, as supply was abundant in the U.S. Accordingly, we retooled our recruiting model to focus on the recruitment of local U.S.-based IT talent. Given our reputation with and knowledge of H1-B visas, part of our recruiting efforts focused on attracting H1-B visa holders currently in the U.S. This approach gave us access to a larger and differentiated recruiting pool when compared to many of our competitors.

In 2003, we launched our offshore global recruitment center model in an effort to meet an increase in industry demand with lower cost recruiting resources. Over the last fourteen years, we have made significant investments in our offshore center to improve infrastructure, processes and effectiveness. Additionally, we have made investments in recent years in our domestic recruitment structure, primarily to support our branch service model.

During 2010, we made two strategic moves designed to enhance and expand our service offerings. In January 2010, we acquired Curastat, Inc., an Arizona-based specialized healthcare staffing organization. This acquisition, along with the creation of Mastech Healthcare, Inc., expanded our service offerings into the healthcare staffing space. Also in January 2010, we sold our brokerage staffing business, thus focusing on our IT and healthcare staffing operations.

In August 2013, we sold our healthcare staffing operations to focus entirely on our core IT staffing business.

During the fourth quarter of 2014, we established a technology center to evaluate practice opportunities for high-demand IT skill-sets and emerging technologies. In 2015, we embarked on our first technology practice, Salesforce.com.

On June 15, 2015, we completed the acquisition of Hudson Global Resources Management, Inc.’s U.S. IT staffing business (“Hudson IT”). Hudson IT was a domestic IT staffing business with offices in Chicago, Boston, Tampa and Orlando. Hudson IT deployed a branch service business model that targeted clients that are direct end-users of IT staffing services. Additionally, as part of the Hudson IT acquisition, we acquired a digital learning services practice which became our second technology practice.

In 2016, we launched our third technology practice, SAP HANA and re-aligned our recruitment organization along technology streams to improve our focus on digital technologies, in addition to our proven capabilities to staff mainstream technologies. Additionally in 2016, we changed our name to Mastech Digital, Inc. The name change was part of our rebranding initiative that reflects our transformation into a digital technologies company. The rebranding also included a logo change and a refreshed corporate website.

In 2017, we added specialized capabilities in delivering data management and analytics services to a global customer-base through the acquisition of the services division of InfoTrellis, Inc.

Recent Developments

On July 13, 2017, we completed our acquisition of the services division of Canada-based InfoTrellis, Inc. (“InfoTrellis”), a project-based consulting services company with specialized capabilities in data management and analytics. The acquisition is expected to significantly strengthen our capabilities to offer consulting and project-based delivery of digital transformation services. InfoTrellis, Inc. is headquartered in Toronto, Canada, with offices in Austin, Texas and a global delivery center in Chennai, India.

The purchase agreement for the InfoTrellis acquisition totaled $55 million, with $35.75 million paid in cash at closing (which was reduced by working capital adjustments of $861,000) and $19.25 million deferred over the two years after closing. The deferred purchase price is contingent upon the acquired business generating specified EBIT (earnings before interest and taxes) targets during the first two years following closing.

Operating Segments

Our revenues are generated from two business segments: Data and Analytics Services and IT Staffing Services. Details related to these two businesses are discussed separately below, while information about our employees, differentiators, technologies and various other aspects of our business is shown in the aggregate for Mastech Digital, Inc.

Data and Analytics Services

Our Data and Analytics Services business is the result of our acquisition of the services business of InfoTrellis, Inc., a Canada-based organization with locations in Austin, TX. and Chennai, India. The acquisition was completed in July 2017, and the resulting business segment is marketed as Mastech InfoTrellis, a brand that

combines the attributes of both Mastech Digital and InfoTrellis, Inc.    This segment provides specialized capabilities in delivering data management and analytics services to customers globally. Our business offers project-based consulting services in the areas of Master Data Management, Enterprise Data Integration, Big Data and Analytics and Digital Transformation, which can be delivered using onsite and offshore resources.

Sales and Marketing

Marketing for Mastech InfoTrellis occurs in an integrated way, through a combination of pull-marketing and push-marketing methods. Pull-marketing occurs when content is generated in different forms and marketed digitally to the target groups encouraging inquiries from business prospects. Targeted webinars are also conducted on topics that are relevant to our customers’ business and may therefore result in potential business conversations. Outbound or push-based marketing occurs by circulating emails and placing telephone calls to business prospects, thereby soliciting inquires and striking conversations for new business development.

Mastech InfoTrellis’ business leaders, principals and sales personnel establish relationships with C-level executives and/or technology decision makers within client organizations. Being among the original thought leaders in the Master Data Management space, the executives of Mastech InfoTrellis are situated in an ideal position to solicit business through prospects’ key executives.

Our sales cycle usually commences once a prospective customer recognizes there is a challenge around its data management processes. Our sales team then collaborates with the principals in Mastech InfoTrellis and customizes a solution for the prospect. We provide a demonstration of a proposed solution to the prospective customer, after which the customer typically signs a master services agreement to implement the proposed solution. For those technology programs that we deliver, we generally invoice on a monthly basis or based on agreed-upon project milestones.

Projects are usually awarded on a time and material basis or on a fixed-cost basis.

Project Delivery

Mastech InfoTrellis’ project management is implemented using a Global Delivery Model that combines leadership, resourcing and execution across the U.S., Canada and India. All of the principals and sales personnel of Mastech InfoTrellis are based across the U.S., and Canada. The principals are key leaders at Mastech InfoTrellis who steer clients throughout the data management programs. Our principals have extensive experience in successfully delivering multiple data management projects to different business verticals. After a project commences, a delivery team is established to execute the program. This delivery team contains a blend of resources from North America and India. All projects follow our proprietary SMART Methodology.

Service Offerings

Mastech InfoTrellis’ technology offerings can be categorized into four major service categories:

• Master Data Management
• Enterprise Data Integration
• Big Data and Analytics
• Digital Transformation

Under these four categories, Mastech InfoTrellis provides the following services:

• Needs Assessment	• Performance Tuning
• Program Roadmap	• Production Support
• Solution Architecture	• Health Check
• Design and Implementation	• Solution Upgrade

Technology Focus

Mastech InfoTrellis has expertise across a broad range of technology skill sets and platforms as part of its four key offerings, including the following:

Master Data Management

• Informatica Intelligent Master Data Management
• Informatica Product 360
• IBM InfoSphere® Master Data Management
• Reference Data Management

Data Governance & Enterprise Data Integration

• Collibra Data Governance	• Informatica Hybrid Cloud
• IBM InfoSphere® Information Analyzer	• Informatica Data Quality
• IBM Information Integration Server	• SAP PI
• Informatica Intelligent Data Integration	• Microsoft Integration Technologies

Big Data & Analytics

• Customer 360 • AllSight Customer Intelligence Management System • Big Data Analytics Hub • Informatica Intelligent Data Integration	• IBM Big Data Solutions Apache Hadoop Hortonworks • Amazon Redshift—Cloud Data Warehouse • Analytics models in R/Python • Predictive and Prescriptive modeling

Digital Transformation

• Omni-channel enablement
• Marketing Automation
• Data Visualization

Mastech InfoTrellis helps customers in strategizing, implementing and supporting programs across these technologies and platforms.

Geographic and Vertical Focus

Most of Mastech InfoTrellis’ customers are located in the U.S. and Canada. The target clients are North American corporations with revenues exceeding $500 million. The average project value generally ranges between $500,000 to $3 million, depending on the construct of the agreement. From a vertical perspective, customers in the financial services, retail, healthcare, manufacturing and government segments are significant users of our services. Below is a breakdown of customer revenue percentages for each industry vertical in 2017:

Financial Services	47%	Manufacturing	6%
Retail	16%	Government	5%
Healthcare	12%	Other	14%

IT Staffing Services

In our IT Staffing Services business, we typically negotiate our business relationship by using one of three methods to gain agreement on the services to be provided. We either establish our relationship based on a simple standard term sheet; create a Statement of Work (“SOW”) specific to a project; or enter into a master service agreement with a client that describes the framework of our relationship. In each case, a client will submit to us positions and / or requirements that they plan on satisfying by using temporary contractors. We propose consultants to the client that we believe satisfy their needs and propose an hourly bill rate for each consultant submitted. The client will select our consultant or a competing firm’s consultant based on their view of quality, fit and pricing. Consultant specific contractual details, such as billable rates, are documented as an annex to the agreement type that is chosen by the client. While we have the ability to deliver our digital transformation services on a managed solutions basis, the majority of our assignments to date have been delivered as staffing assignments.

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

Sales and Marketing

We focus much of our marketing efforts on businesses and institutions with significant budgets and recurring IT staffing and digital transformation needs. We look to develop relationships with new clients. In addition, we work to penetrate our existing client relationships to deeper levels. Most of our strategic relationships are established at the vice president / sales director level.

Selling is conducted through account executives utilizing a sales model which is desirable to our clients’ needs. For clients with a need to supplement their own abilities to attract highly-qualified temporary IT personnel and prefer a low-touch sales model, such as integrator and staffing clients, we generally deploy a centralized telesales model, complemented with client visits. We supplement these domestic sales efforts through our sales organization in India, whose account executives target smaller IT staffing clients utilizing a cost-effective offshore telesales model. For end-user clients, who typically prefer a higher-touch sales model, we generally utilize a branch service model which deploys sales and recruitment resources locally, or regionally, in select geographies within the U.S. Account executives generally are responsible for a combination of new business development efforts and expanding existing client relationships. Account executives at our branch operations call on, and meet with, potential new customers and are also responsible for maintaining existing client relationships within their geographic territory. These account executives are paired with recruiters and both receive incentive compensation based on revenue generation activities using a localized sales and recruitment model.

Many large end-users of IT staffing services retain a third party to provide vendor management services to centralize the consultant hiring process and reduce costs. Under this arrangement, the third-party managed service provider (“MSP”) retains control of the vendor selection and vendor evaluation process, which somewhat weakens the relationship built with the client. Our lower-cost centralized telesales model and highly efficient offshore recruiting model have better positioned us to respond to the growing use of MSPs.

Permanent placement activities are largely by-products of conducting our core contract staffing business. During 2017, permanent placement fees continued to represent less than 1% of total revenues.

Recruiting

We operate seven small recruiting centers located in the U.S. and one significantly larger facility in India that deliver a full range of recruiting and sourcing services. Our centers employ approximately 170 recruiters and sourcers that focus on recruiting U.S.-based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests faster than the competition is critical for success in our industry as most staffing firms access the same candidate pool via job boards and websites. Our offshore recruiting capabilities, with investment in sourcing and recruiting processes, expanded search coverage, around-the-clock sourcing, and frequent candidate contact, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

We continue to invest in leading technologies and recruitment tools to enhance efficiencies. For example, we use web-based tools to expand the reach of our candidate searches. We also employ a state-of-the-art applicant tracking system that has recently been enhanced with proprietary tool-kits and job board / internet interfacing capabilities, resulting in further operational efficiencies.

In 2016, we closed our offshore recruitment office in Bangalore, India and concentrated all of our offshore recruitment efforts exclusively in NOIDA, a town near New Delhi. In late 2014, we significantly expanded our offshore recruitment offices in NOIDA which gave us the ability to nearly double our recruiter seats. This facility provides our offshore organization with state-of-the-art infrastructure and workforce amenities to attract top-quality recruiters and sourcers. This centralized offshore facility also affords us the ability to improve operational efficiencies compared to operating two offshore facilities.

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

Technology Focus of our IT Staffing and Digital Transformation Services

Our staffing delivery teams, spread across the U.S. and India, are segmented by technology, allowing us to reach deep and wide in our understanding of technology domains. The delivery teams work in an integrated manner to provide quality IT talent with a faster turnaround time than many of our competitors. We have long-standing engagements with marquee brands such as Saleforce.com, Inc. (“Salesforce.com”), Oracle Corporation, Accenture PLC and other premier global enterprises across various industries.

IT Staffing—Mainstream Technologies

A large part of our business today comes from IT staffing services around mainstream technologies. We provide services and have strategic relationships in many high-demand mainstream technology areas including mobile and cloud-based applications. Our IT professionals help design, develop, integrate, maintain and support mainstream technologies in the following areas:

• Mainframes	• Open Source (JAVA)
• Databases	• Data Warehousing
• Middleware	• Microsoft (C, .NET, SQL)
• Enterprise Systems	• IT administration
• SoA and Web Services	• IT Helpdesk and Support
• Verification and Validation	• Business Analysis
• Project Management

IT Staffing—Digital Technologies

Recognizing that a new breed of IT professionals, who are adept in digital technologies are in high demand, we enhanced our recruitment capabilities to focus on digital technology skill sets. Today, Mastech Digital provides its clients with the ability to secure skill sets that encompass social, mobile, analytics, cloud-based technologies and artificial intelligence. IT staffing for digital technologies is growing much faster than mainstream technologies, a trend that is expected to continue into the future. Digital technologies include the following areas:

• Social Analytics	• Data Engineering
• Social Blogging	• Data Analytics
• Social Campaign Management	• Decision Science
• Enterprise Mobility Strategy	• Cloud Strategy
• Mobile Application Development	• Cloud Implementation and Support
• Artificial Intelligence	• Machine Learning

Digital Transformation Services

Our stack of Digital Transformation Services focuses on providing solutions for CRM on the cloud through Salesforce.com, driving IT efficiencies through SAP HANA and using digital methods to enhance organizational learning.

Salesforce.com: Mastech Digital has experience and exposure in building the most efficient roadmap for implementation, integration and upgrades of Salesforce.com solutions. Our expertise across the Salesforce.com product suite delivers value that contributes to the digital transformation of our client’s enterprise—including deployment of Sales Cloud, Service Cloud, Marketing Cloud, Force.com based applications and integration with our mainstream and ERP systems. We were recently recognized as a registered consulting partner of Salesforce.com, lending more credibility to our practice.

SAP HANA: For SAP HANA customers, the challenge in implementing or migrating to SAP HANA is in deriving strategic business benefits that improve the enterprise bottom line. To aid our customers, we have partnered with a team of experts with vast experience in SAP and SAP HANA implementations. Considered North American leaders in HANA Migrations and TCO optimization via various structured methodologies, processes and standards, the team has undertaken over sixty HANA migrations and has implemented S/4 HANA Simple Finance and S/4 HANA Enterprise as a net new install. Our experience accompanied with our methodologies, provides highly-tailored solutions that continue to make the HANA journey for our customers more like an optimized commodity with rapid business solutions.

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

Geographic Presence & Industry Verticals

All of our IT staffing services revenues are generated from services provided in the U.S. We market our services on a national basis and have the ability to provide services in all 50 U.S. States. Our geographical concentration tends to track major client locations, such as California, Texas, Pennsylvania, Florida and Massachusetts, and in large metropolitan areas such as Chicago, New York City and Washington, D.C.

We provide these services across a broad spectrum of industry verticals including: financial services, government, healthcare, manufacturing, retail, technology, telecommunications, consumer products,

transportation and education. Below is a breakdown of our IT billable consultant base by industries that represented at least 5% of our billable consultants as of December 31, 2017:

Financial Services	36%	Technology	9%
Healthcare	12%	Government	5%
Telecom	11%	Manufacturing	5%
		Other	22%

Mastech Digital, Inc.

Employees

At December 31, 2017, we had approximately 1,000 North American employees and 400 employees offshore, in addition to over 130 subcontracted professionals. None of our employees are subject to collective bargaining agreements governing their employment with our Company. We employ our consultants on both an hourly and salary basis. A large portion of our salaried employees are H1-B visa holders. We enjoy a good reputation within the H1-B visa community, which allows us to access a very broad candidate pool. The majority of our hourly employees are U.S. citizens. On average, we maintain a balanced composition of salaried and hourly employees. We believe that our employee relations are good.

Intellectual Property Rights

Our intellectual property consists primarily of proprietary processes; client, employee and candidate information; and proprietary rights of third parties from whom we license intellectual property. We also own proprietary knowledge of the frameworks and products that we have built in our Mastech InfoTrellis business segment. We rely upon a combination of nondisclosure and other arrangements to protect our intellectual property.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation practices. Accordingly, we typically have lower utilization rates during the fourth quarter. Additionally, assignment completions tend to be higher near the end of the calendar year, which largely impacts our revenue and gross profit performance during the subsequent quarter.

Our Competitive Position

We operate in highly competitive and fragmented industries, with largely low barriers to entry. Our IT staffing services segment competes for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, other staffing services firms and, to a lesser extent, temporary personnel agencies. In our data and analytics services segment, we primarily compete with IBM Services, Cognizant, Tata Consultancy Services, Deloitte, and Accenture. Many competitors are significantly larger and have greater financial resources in comparison to us. We believe that the principal competitive factors for securing and building client relationships are driven by the ability to precisely comprehend client requirements and by providing highly-qualified personnel who are motivated to meet or exceed a client’s expectations. We must be able to do this efficiently to provide speed to market with pricing that is competitive and represents value to our clients. The principal competitive factors in attracting qualified personnel are compensation, availability, location and quality of projects and schedule flexibility. We believe that many of the professionals included in our database may also pursue other employment opportunities. Therefore, our responsiveness to the needs of these professionals is an important factor in our ability to be successful.

Our Strengths

We believe our strengths compared to industry peers include:

Established client base

Our client base consists of large, medium-sized and small companies that span across multiple industry verticals. Long-standing relationships with corporate clients, blue-chip IT integrators and MSPs are a core component of our future growth strategy for our staffing business, while good relationships with customer influencers and decision makers drives our Mastech InfoTrellis business. These relationships, exemplified by our consistently low customer attrition rate, reflect our focus and commitment to our customers.

Operational excellence

In the staffing services business, operational excellence largely relates to a firm’s ability to effectively recruit high quality talent. Our offshore recruitment operation gives us the ability to respond to clients’ staffing needs in a timely and cost-effective manner. Investments in sourcing and recruiting processes and leading technologies and recruitment tools have resulted in a highly scalable offshore recruiting model, which has delivered value to our clients.

Additionally, we employ a human resource management model, featuring portal technology as well as immigration support services, for our widely dispersed consultant base. This model enables us to maintain attrition rates that are much lower than the industry averages for our salaried workforce.

In our data and analytics services business, our global delivery model is designed to ensure operational excellence by delivering higher value to our customers on project-based Mastech InfoTrellis engagements. Projects are delivered using our proprietary SMART Implementation Methodology—a multi-phased approach based on parts of the Rational Unified Process (RUP) and Agile development methodologies.

Minority-owned status

Our businesses benefit from the fact that we are a large minority-owned staffing firm. We have received multiple awards for our commitment to diversity. We have been certified as a minority-owned business by the National Minority Supplier Development Council (“NMSDC”). This certification is attractive to many of our existing and potential clients, particularly in the government and public-sector segments, where project dollars are specifically earmarked for diversity spending.

Attractive financial profile

We have historically enjoyed a lower operating cost structure than our industry peers due to our low cost telesales and our offshore delivery models. These business models are cost-effective and allow us to quickly adjust our costs to changes in our business environment. Our blue-chip client base has ensured high quality accounts receivable and a strong and predictable cash flow conversion metric.

Expertise in high-demand IT and digital transformation skills

We have substantial expertise in certain IT skills including: ERP and CRM; SOA and web services; business intelligence and data warehousing; e-Business solutions; Salesforce.com; SAP HANA and digital learning. We also have the capacity to take advantage of demand growth in these sectors, as we are well positioned in terms of scale, technical capabilities, and client base.

Experienced management team

Our management team, comprised of business leaders with deep industry experience, is a unique blend of executives with significant Mastech Digital experience and others who have held leadership roles in other companies. We believe this talent, together with combined experience across a variety of industries, allows us to capitalize on the positives of our existing business models and, at the same time, improve our service offerings, internal processes and long-term strategy for future growth.

Business leaders of our data and analytics services business were part of the original thought leaders in Master Data Management space, which lends significant credibility to this segment’s service offerings.

Reportable Financial Segments

The Company has two reportable segments in accordance with Accounting Standards Codification (“ASC”) Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. Refer to Note 17 “Business Segments and Geographic Information” to our Consolidated Financial Statements included in Item 8 herein for information about our two reportable segments.

Government Regulation

We recruit IT professionals on a global basis from time to time and, therefore, must comply with the immigration laws in the countries in which we operate. As of December 31, 2017, approximately 40% of our workforce was working under Mastech Digital sponsored H1-B temporary work permits. Statutory law limits the number of new H1-B petitions that may be approved in a fiscal year. Legislation could be enacted limiting H1-B visa holders’ employment with staffing companies. In recent years, the vast majority of our H1-B hires were not subject to the annual quota limiting H1-B visas because they were already in the U.S. under H1-B visa status with other employers. Additionally, the U.S. Congress has recently considered, and may consider in the future, extensive changes to U.S. immigration laws regarding the admission of high-skilled temporary and permanent workers. Such changes, if enacted, may impact the types of H1-B temporary work permits that may be granted or the number of available H1-B temporary work permits, which in turn may have a negative impact on our revenues and profits.

Available Information

Our headquarters are located at 1305 Cherrington Parkway, Building 210, Suite 400, Moon Township, Pennsylvania 15108, and our telephone number is (412) 787-2100. The Company’s website is www.mastechdigital.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available free of charge by accessing the Investors page of the Company’s website as soon as reasonably practical after such reports are filed with the Securities and Exchange Commission (the “SEC”).

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

Our industries are highly competitive and fragmented, which may limit our ability to increase our prices for services.

The IT staffing services and data analytics services industries are highly competitive and served by numerous global, national, regional and local firms. Primary competitors include participants from a variety of market segments, including the major consulting firms, systems consulting and implementation firms, U.S.-based staffing services companies, data and analytics service companies, applications software firms, service groups of computer equipment companies, specialized consulting firms, programming companies and temporary staffing firms. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than we have. There are relatively few barriers to entry into many of our markets, and as such we may face additional competition from new entrants into our markets. In addition, there is a risk that clients may elect to increase their internal resources to satisfy their staffing and data and analytics needs. There can be no assurance that we will compete successfully with existing or new competitors in the staffing and data analytics services markets.

Lack of success in recruitment and retention of IT and Data and Analytics professionals may decrease our revenues and increase the costs needed to maintain our workforce.

Our business involves the delivery of professional services and is labor-intensive. Our success depends upon our ability to attract, develop, motivate and retain highly skilled professionals who possess the skills and experience necessary to deliver our services. Qualified IT and data and analytics professionals are in demand worldwide and are likely to remain a limited resource for the foreseeable future. There can be no assurance that these qualified professionals will be available to us in sufficient numbers, or that we will be successful in retaining current or future employees. Failure to attract and retain qualified professionals in sufficient numbers may have a material adverse effect on our business, operating results and financial condition. Historically, we have done much of our recruiting from outside of the country where the client work is performed. Accordingly, any perception among our IT professionals, whether or not well founded, that our ability to assist them in obtaining temporary work visas and permanent residency status has been diminished, could lead to significant employee attrition. Any significant employee attrition will increase expenses necessary to replace and retrain our professionals and could decrease our revenues if we are not able to provide sufficient numbers of these resources to our clients.

Government regulation of H-1B visas may materially affect our workforce and limit our supply of qualified IT professionals, or increase our cost of securing workers.

We recruit IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the U.S. As of December 31, 2017, approximately 40% of our workforce was working under Mastech Digital sponsored H1-B temporary work permits. Statutory law limits the number of new H1-B petitions that may be approved in a fiscal year, and if we are unable to obtain H1-B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. Additionally, legislation could be enacted limiting H1-B visa holders’ employment with staffing and data analytics companies, which could result in reduced revenues and/or a higher cost of recruiting.

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

The success of our business is dependent on our ability to recruit IT and data and analytics professionals and to mobilize them to meet our clients’ needs. Immigration laws in the countries in which we operate are subject to legislative changes, as well as variations in the standards of application and enforcement due to political forces and economic conditions. It is difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or renewing work visas for our professionals.

Immigration reform continues to attract significant attention in the public arena and in the current U.S. administration and Congress. If new immigration legislation is enacted in the U.S. or in the other jurisdictions in which we do business, such legislation may contain provisions that could make it more difficult or costly for us to recruit and retain IT professionals, and to a lesser extent data and analytics professionals. Additionally, there is uncertainty as to the position the U.S. will take with respect to immigration under the new administration of President Trump. As a result, we may incur additional costs to run our business or may have to change the way we conduct our operations, either of which could have a material adverse effect on our business, operating results and financial condition. Also, we cannot be assured that the enforcement of immigration laws by governmental authorities will not disrupt our workforce.

The U.S. Congress and Trump administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

In 2017, U.S. Congress and the Trump administration has made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration has called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. Some of the called-for changes would require Congressional approval, while others have already been, and may in the future be carried out unilaterally by the executive branch of the U.S. government. To the extent the U.S. Congress or Trump administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Negative economic conditions in North America. may adversely affect demand for our services.

Approximately 99% of our revenues are generated from clients located in North America. Our business depends on the overall demand for IT and data and analytics professionals and on the economic health of our clients. Weak economic conditions may force companies to reduce their staffing and data and analytics budgets and adversely affect demand for our services, thus reducing our revenues.

We may have difficulty maintaining client relationships if the trend towards utilizing Managed Service Providers continues.

Within our IT staffing segment, many large users of staffing services are employing MSP’s to manage their contractor expenses in an effort to drive down overall costs. The impact of this shift towards the MSP model has been to lower our gross margins. Should this trend towards utilizing the MSP model continue, it is likely that our gross margins will be pressured in the future. In addition, if large users of staffing services continue to employ MSPs, the relationship between us and those large users may be primarily conducted through MSPs, in which case we may have difficulty maintaining those client relationships because the MSP model uses the MSP as an intermediary between the staffing service provider and the end-user, and reduces our direct contact with the end-user.

We are dependent upon our Indian operations and there can be no assurance that our Indian operations will support our growth strategy and historical cost structure.

Our Indian recruitment and delivery centers depend greatly upon business and technology transfer laws in India, and upon the continued development of technology infrastructure. There can be no assurance that our Indian operations will support our growth strategy. The risks inherent in our Indian business activities include:

•	unexpected changes in regulatory environments;

•	foreign currency fluctuations;

•	tariffs and other trade barriers;

•	difficulties in managing international operations; and

•	the burden of complying with a wide variety of foreign laws and regulations.

Our failure to manage growth, attract and retain personnel or a significant interruption in our ability to transmit data and voice efficiently, could have a material adverse impact on our ability to successfully maintain and develop our global recruitment and delivery centers and could have a material adverse effect on our business, operating results and financial condition.

The Indian rupee may increase in value relative to the dollar, increasing our costs. Although, we receive the vast majority of our revenues in U.S. dollars, we maintain a significant portion of our recruiting and delivery workforces in India, and those employees are paid in rupees. Therefore, any increase in the value of the rupee versus the dollar would increase our expenses, which could have a material adverse effect on our business, operating results and financial condition.

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

Our wage costs in India have historically been significantly lower than wage costs in the U.S. for comparably skilled professionals, and this has been one of our competitive advantages with respect to the costs of our Indian recruiting and delivery offices. However, wage increases in India may prevent us from sustaining this competitive advantage and may negatively affect our operating margins. We may need to increase the levels of our employee compensation more rapidly than in the past to retain talent. Unless we are able to continue to increase the efficiency and productivity of our employees, wage increases in the long term may reduce our overall margins.

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

Our acquisition of Hudson IT may not provide us with the long-term business advantages that we expected which may result in the slower growth of our business and reduced operating margins.

Our June 15, 2015 acquisition of Hudson IT and the purchase price of such was based on a series of long-term assumptions and estimates. There can be no assurance that these expectations will be completely realized and could result in a material adverse effect on our business, operating results and financial condition.

Our acquisition of InfoTrellis, Inc. may not provide us with the long-term business advantages that we expected which may result in the slower growth of our business and reduced operating margins.

Our July 13, 2017 acquisition of the service division of InfoTrellis, Inc. and the purchase price of such was based on a series of long-term assumptions and estimates. There can be no assurance that these expectations will be completely realized and could result in a material adverse effect on our business, operating results and financial condition.

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

We have made in the past, and may make in the future, acquisitions which could require significant management attention, disrupt our business, result in dilution to our shareholders, deplete our cash reserves and adversely affect our financial results.

Acquisitions, such as our recent acquisitions of Hudson IT and the services division of InfoTrellis, Inc., involve numerous risks, including the possibility that:

•	we do not successfully integrate the operations, systems, technologies, products, offerings and personnel of the acquired company or companies;

•	we do not generate sufficient revenues to offset increased expenses associated with our acquisitions;

•	our management’s attention is diverted from normal daily operations of our business and the challenges with managing larger and more widespread operations resulting from our acquisitions;

•	we experience difficulties entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions; and

•	we lose key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans.

In addition to the foregoing, acquisitions may also cause us to:

•	use a substantial portion of our cash reserves or incur debt;

•	issue equity securities or grant equity incentives that dilute our current shareholders’ percentage ownership;

•	assume liabilities, including potentially unknown liabilities;

•	record goodwill and amortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs and restructuring and other related expenses; and

•	become subject to intellectual property litigation or other litigation.

Acquisitions of technology companies and assets are inherently risky and subject to many factors outside of our control and no assurance can be given that our recently completed or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results.

Changes in the inputs used to calculate our acquisition-related contingent consideration liabilities could have a material adverse impact on our financial results.

In connection with the InfoTrellis acquisition, we may be required to pay future consideration that is contingent upon the achievement of specified EBIT objectives (“earnings before interest and taxes”). As of the acquisition date, we recorded a contingent consideration liability representing the estimated fair value of the contingent consideration that is expected to be paid. This estimated fair value is based upon assumptions we believe to be reasonable but which are uncertain and involve significant judgments by management. Changes in business conditions or other events could materially change the inputs used in this fair value calculation, which could cause us to record a change in the contingent consideration liability. Any such adjustment could have a material effect on our results of operations.

Our revenues are highly concentrated and the loss of a significant client would adversely affect our business and revenues.

Our revenues are highly dependent on clients located in North America., as well as clients concentrated in certain industries. Economic slowdowns, changes in law and other restrictions or factors that affect the economic health of these industries may affect our business. For the year ended December 31, 2017, approximately 47% of our revenues were derived from our top ten clients. Consequently, if our clients reduce or postpone their spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the rate of economic growth may reduce the demand for our services and negatively affect our revenues and profitability.

We have in the past, and may in the future, derive a significant portion of our revenues from a relatively limited number of clients. These contracts are terminable without penalty, as are most of our contracts. The loss of any significant client or major project, or an unanticipated termination of a major project, could result in the loss of substantial anticipated revenues.

Our leverage could materially and adversely affect our financial condition or operating flexibility and prevent us from fulfilling our obligations under our Credit Agreement.

At December 31, 2017, we had outstanding borrowings of $38.5 million under our Credit Agreement with PNC Bank and certain other financial institution lenders (the “Credit Agreement”), which amount consists of

$29.5 million of outstanding borrowings under the term loan thereunder and $9.0 million of outstanding borrowings under the revolving credit facility thereunder. Our level of indebtedness could have important consequences on our future operations, including the following:

•	increasing the risk that we cannot satisfy our payment or other obligations under our outstanding debt, which may result in defaults;

•	subjecting us to increased sensitivity to interest rate increases on our outstanding indebtedness, which could cause our debt service obligations to increase significantly;

•	reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and general economic conditions;

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and

•	increasing our vulnerability to the impact of adverse economic and industry conditions.

In addition, we may incur additional indebtedness in the future and, if we incur new debt or other liabilities, the related risks that we face could intensify.

Our ability to make required payments or to refinance our indebtedness depends on our future performance, which will be affected by financial, business and economic conditions and other factors, many of which are not in our control. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements and other factors may restrict us from pursuing any of these alternatives.

If we are in default under our Credit Agreement due to our inability to make the required payments, or if we otherwise fail to comply with the financial and other covenants contained therein, all of our debt thereunder could be accelerated and the lenders under our Credit Agreement could be permitted to foreclose on our assets securing such debt.

The covenants in our Credit Agreement impose restrictions that may limit our operating and financial flexibility.

The Credit Agreement contains financial covenants, including but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the Credit Agreement), and limitations on liens, indebtedness, guarantees and contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. These covenants and limitations may limit our ability to, among other things:

•	create, incur or assume liens;

•	make investments and loans;

•	create, incur, assume or guarantee additional indebtedness;

•	engage in mergers, acquisitions, consolidations, sale-leasebacks and other similar transactions;

•	pay dividends, or redeem or repurchase our capital stock;

•	alter the business that we conduct;

•	engage in certain transactions with officers, directors and affiliates;

•	prepay, redeem or purchase other indebtedness;

•	enter into certain agreements; and

•	make material changes to accounting and reporting practices.

Operating results below current levels or other adverse factors, including increases in interest rates, could result in us being unable to comply with certain covenants contained in our Credit Agreement. If we violate these covenants and are unable to obtain waivers, our debt under the Credit Agreement would be in default, could be accelerated and could permit our lenders to foreclose on our assets securing the debt thereunder. If the indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt is in default for any reason, our cash flows, operating results, or financial condition could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

We must keep pace with the rapid technological changes that characterize the IT and data and analytics industries and our failure could result in lower demand for services.

The IT staffing and data analytics services industries are characterized by rapid technological change, evolving industry standards, changing client preferences and new product introductions. Our success will depend in part on our ability to keep pace with industry developments. There can be no assurance that we will be successful in addressing these developments on a timely basis or that, if these developments are addressed, we will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render our services noncompetitive or obsolete. Our failure to address these developments could have a material adverse effect on our business, operating results and financial condition.

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

In our IT staffing segments, we are party to several “preferred vendor” contracts, and we are seeking additional similar contracts in order to obtain new or additional business from large and medium-sized clients. Clients enter into these contracts to reduce their number of vendors and obtain better pricing in return for a potential increase in the volume of business to the preferred vendor. While these contracts are expected to generate higher volumes, they generally carry lower margins. Although we attempt to lower costs to maintain margins, there can be no assurance that we will be able to sustain margins on such contracts. In addition, the failure to be designated as a preferred vendor, or the loss of such status, may preclude us from providing services to existing or potential clients, except as a subcontractor, which could have a material adverse effect on the volume of business obtained from such clients.

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

Sunil Wadhwani and Ashok Trivedi, co-founders of the Company, own approximate 62% of Mastech Digital’s outstanding common stock. Accordingly, Messrs. Wadhwani and Trivedi together have sufficient voting power to elect all the members of the Board of Directors and to effect transactions without the approval of our other shareholders, except for those limited transactions that require a supermajority vote under our bylaws or articles of incorporation. The interests of Messrs. Wadhwani and Trivedi may from time to time diverge from our interests. Mastech Digital’s Audit Committee consists of independent directors and addresses certain potential conflicts of interest and related party transactions that may arise between us and our directors, officers or our other affiliates. However, there can be no assurance that any conflicts of interest will be resolved in our favor.

Our business is certified as a minority-owned business, and loss of that certification may impact our ability to gain new customers or expand our business with existing customers.

We are a large minority-owned staffing and data analytics services firm and have been certified as minority-owned by the National Minority Supplier Development Council (the “NMSDC”). NMSDC certification has helped us to expand our business with existing clients as well as obtain new customers. While we cannot quantify the effect of the loss of this status, its loss could adversely affect our ability to expand our business or cause us to lose existing business.

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

The broad provisions of the Tax Cut and Jobs Act of 2017 may negatively impact our ability to receive tax deductions for certain expenses that we incur, which could adversely impact our cash flows, results of operations and financial condition.

The Tax Cut and Jobs Act of 2017 (the “Tax Cut and Jobs Act”) enacted on December 22, 2017, makes broad and complex changes to the U.S. tax code including, but not limited to, the following, which may impact us: 1) reductions in the U.S. federal corporate income tax rate from 35 percent to 21 percent; 2) new limitations on deductible interest expense; 3) limitations of the deductibility of certain executive compensation; and 4) limits on certain other types of deductions. While we continue to evaluate the effects of this legislation, we have recorded a $372,000 tax expense in 2017 related to the estimated re-measurement of our deferred tax asset balance and an estimated one-time transition tax applicable to the new dividend exemption rules related to foreign earnings. While we expect that the Tax Cut and Jobs Act will have a favorable impact on us beginning in 2018 due to the reduction in the federal corporate income tax rate, it is possible that other provisions of this Act and the absence of guidance on various ambiguities in the application of certain provisions thereunder could have a material adverse effect on our cash flows, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding the principal properties leased by us and our subsidiaries as of December 31, 2017 is set forth below:

Location	Principal Use	Occupying Business Segment	Approximate Square Footage
Moon Township, Pennsylvania	Corporate headquarters, executive, human resources, sales, recruiting, marketing and finance	IT Staffing	11,500
Waltham, Massachusetts	Sales and recruiting office	IT Staffing	1,700
Dallas, Texas	Sales and recruiting office	IT Staffing	2,600
Fremont, California	Sales and recruiting office	IT Staffing	2,600
Chicago, Illinois	Sales and recruiting office	IT Staffing	2,600
Tampa, Florida	Sales and recruiting office	IT Staffing	2,100
Orlando, Florida	Sales and recruiting office	IT Staffing	1,000
Toronto, Canada	Executive, human resources, sales, marketing and delivery	Data and Analytics	1,900
Austin, Texas	Sales office	Data and Analytics	800
NOIDA, India	Sales and recruiting office	IT Staffing	27,000
Chennai, India	Sales and delivery center	Data and Analytics	6,800

ITEM 3.	LEGAL PROCEEDINGS

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

Our common stock is traded on the NYSE American under the symbol “MHH”. We began trading “regular way” on the former American Stock Exchange (“AMEX”) on October 1, 2008.

The following table sets forth, for the periods indicated, the range of high and low closing sale prices of the common stock of Mastech during the calendar quarters indicated.

Common Stock Market Price	High	Low
2017:
Fourth Quarter	$13.23	$9.35
Third Quarter	13.25	6.21
Second Quarter	7.46	6.20
First Quarter	7.35	6.12

2016:
Fourth Quarter	$8.18	$6.71
Third Quarter	8.13	6.33
Second Quarter	7.88	6.40
First Quarter	7.85	6.60

On March 15, 2018, we had 89 registered holders of record of our common stock. This figure excludes an estimate of the indeterminate number of beneficial holders whose shares may be held by brokerage firms and clearing agencies. We currently do not pay recurring dividends on our common stock. However, on October 29, 2013, the Company declared a cash dividend of $0.50 per share on common stock, payable on December 20, 2013 to shareholders of record on December 9, 2013. Additionally, on November 29, 2012, the Company declared a special one-time dividend of $1.60 per share on common stock, payable on December 21, 2012. These dividends should be viewed as non-recurring.

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

The Company purchased 2,067 shares in 2017 at an average price of $9.04 to satisfy employee tax obligations related to the vesting of restricted shares, in accordance with the Company’s Stock Incentive Plan provisions. These shares were not acquired pursuant to any publicly announced purchase program.

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

On July 7, 2017, the Company entered into Securities Purchase Agreements (the “Securities Purchase Agreements”) with Ashok Trivedi and Sunil Wadhwani, each a co-founder and director of the Company and who together own a majority of the outstanding shares of the Company’s Common Stock (each an “Investor” and collectively the “Investors”), pursuant to which the Company agreed to sell to each of the Investors the number of shares of Common Stock equal to $3.0 million divided by the greater of (i) $7.00 per share of Common Stock and (ii) the closing price of the Common Stock on NYSE American on July 10, 2017, which was $6.35 per share. On July 13, 2017, the Company issued and sold an aggregate 857,144 shares (the “Shares”) of Common Stock to the Investors for $6.0 million in aggregate gross proceeds pursuant to the terms of the Securities Purchase Agreements and, in connection therewith, entered into a registration rights agreement with the Investors (collectively, the “Private Placement Transactions”). The Company used the proceeds from the Private Placement Transactions to partially fund the purchase price payable at the July 13, 2017 closing of the Company’s acquisition of the services division of InfoTrellis, Inc. The Shares issued to the Investors in connection with the Private Placement Transactions were made in reliance upon an exemption from the regulation requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder. The Company relied on this exemption from registration based in part on representations made by the Investors.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the information set forth below in conjunction with our Consolidated Financial Statements and accompanying Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2017 (a)	2016	2015 (b)	2014	2013
	(Amounts in thousands, except per share data)
Income Statement Data from Continuing Operations (c):
Revenues	$147,882	$132,008	$123,470	$113,523	$106,901
Gross profit	31,629	26,297	23,799	20,786	20,117
Operating expense	27,548	21,790	19,117	15,246	14,815
Other income / (expense), net	(1,133)	(487)	(257)	(32)	(77)
Income before income taxes	2,948	4,020	4,425	5,508	5,225
Income tax expense	1,322	1,500	1,672	2,085	1,956

Net income – continuing operations	$1,626	$2,520	$2,753	$3,423	$3,269

Earnings per share – continuing operations:
Basic (d)	$.33	$.57	$.63	$.79	$.78

Diluted (d)	$.33	$.56	$.62	$.77	$.75

Income Statement Data from Discontinued Operations (c):
Income before income taxes	$—	$—	$—	$—	$162
Pre-tax gain on sale of discontinued operations	—	—	—	—	485
Income tax expense	—	—	—	—	111

Net income – discontinued operations	$—	$—	$—	$—	$536

Earnings per share – discontinued operations:
Basic (d)	$—	$—	$—	$—	$.13

Diluted (d)	$—	$—	$—	$—	$.12

Weighted average common shares outstanding:
Basic (d)	4,962	4,393	4,338	4,320	4,193

Diluted (d)	4,999	4,482	4,441	4,459	4,342

Balance Sheet Data:
Cash and cash equivalents	$2,478	$829	$848	$2,568	$424
Operating working capital (e)	16,089	11,398	9,858	9,096	8,397
Total bank debt	38,152	9,877	12,538	—	12
Total liabilities	71,451	20,334	22,674	7,176	7,591
Total assets	98,604	39,406	38,477	20,044	17,051
Shareholders’ equity	27,153	19,072	15,803	12,868	9,460

(a)	2017 financial data reflects the Company’s July 13, 2017 acquisition of InfoTrellis, Inc. from the acquisition date through December 31, 2017.

(b)	2015 financial data reflects the Company’s June 15, 2015 acquisition of Hudson IT from the acquisition date through December 31, 2015.

(c)	Continuing operations exclude the results of the Company’s healthcare staffing segment which was sold in August 2013. All periods presented have been recast to reflect the presentation of discontinued operations.

(d)	Weighted average common shares outstanding has been adjusted for all periods presented for the Company’s November 2013 five-for-four stock split.

(e)	Operating working capital represents current assets, excluding cash and cash equivalents, minus current liabilities, excluding short-term borrowings.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

We are a provider of Digital Transformation Services to mostly large and medium sized organizations.

Our portfolio of offerings includes data management and analytics services; other digital transformation services such as Salesforce.com, SAP HANA, and Digital Learning services; and IT staffing services.

With the July 13, 2017 acquisition of InfoTrellis, we now operate in two reporting segments—Data and Analytics Services; and IT Staffing Services. Our data and analytics services are marketed on a global basis under the brand Mastech InfoTrellis and are delivered largely on a project basis with on-site and off-shore resources. These capabilities and expertise were acquired through our acquisition of InfoTrellis. Our IT staffing business combines technical expertise with business process experience to deliver a broad range of staffing services in digital and mainstream technologies, as well as our other digital transformation services.

Both business segments provide their services across various industry verticals including: financial services; government; healthcare; manufacturing; retail; technology; telecommunications; education; and transportation. Within each reporting segment we evaluate our revenues and gross profits largely by sales channel responsibility. In the past, we have disclosed revenues and gross profits by client type (wholesale clients and retail clients). Management’s emphasis on the breakdown of wholesale and retail client types has diminished over the last year as gross margin opportunities within each client type has changed considerably with the Company’s focus on digital technologies. Today, our analysis within our two reporting segments is multi-purposed and includes technologies employed, client relationships, and sales channel accountability.

Economic Trends and Outlook

Generally, our business outlook is highly correlated to general North American economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the last half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies and in 2010, market conditions continued to strengthen over the course of the year. In 2011 through 2013, activity levels continued to trend up in most technologies and sales channels. During 2014 and 2015, we continued to see a steady flow of solid activity in our contract staffing business; however, tightness in the supply side (skilled IT professionals) of our business during these years negatively impacted our new assignment successes. Solid activity levels in our contract staffing business continued in 2016 and 2017, however, recruitment challenges remained due to the tightness in the supply of skilled IT professionals. As we enter 2018, we view growth in the job market and an expanding domestic and global economy as positive factors for both our IT staffing services and data and analytics businesses. We expect supply side pressures to persist in both of our business segments, particularly continuing within the United States.

In addition to tracking general economic conditions in the markets that we service, a large portion of our revenues is generated from a limited number of clients (see Item 1A, the Risk Factor entitled “Our revenues are highly concentrated and the loss of a significant client would adversely affect our business and revenues”). Accordingly, our trends and outlook are additionally impacted by the prospects and well-being of these specific clients. This “account concentration” factor may result in our results of operations deviating from the prevailing economic trends from time to time.

Within our IT staffing segment, a larger portion of our revenues has come from strategic relationships with systems integrators and other staffing organizations. Additionally, many large end users of IT staffing services are employing MSP’s to manage their contractor spending. Both of these dynamics may pressure our IT staffing gross margins in the future.

Recent U.S. growth in advanced technologies (social, cloud, analytics, mobility, automation) is providing opportunities with our IT staffing segment. However, supply side challenges are acute with respect to many of these technologies.

Recent Developments

On July 13, 2017, we completed our acquisition of the services division of Canada-based InfoTrellis, Inc., a project-based consulting services company with specialized capabilities in data management and analytics. The acquisition is expected to significantly strengthen our capabilities to offer consulting and project-based delivery of digital transformation services. InfoTrellis, Inc. is headquartered in Toronto, Canada, with offices in Austin, Texas and a global delivery center in Chennai, India.

The purchase agreement for the InfoTrellis acquisition totaled $55 million, with $35.75 million paid in cash at closing (which was reduced by working capital adjustments of $861,000) and $19.25 million deferred over the two years after closing. The deferred purchase price is contingent upon the acquired business generating specified EBIT (earnings before interest and taxes) targets during the first two years following closing.

The funding for the transaction consisted of a combination of debt and equity. A new $65 million credit facility we established on July 13, 2017 with PNC Bank, N.A. (“PNC”) provided debt financing for the transaction, refinancing of our previously existing debt with PNC and additional borrowing capacity. The equity financing was completed through a $6.0 million private placement of newly-issued shares of our common stock to our founders and majority shareholders, Ashok Trivedi and Sunil Wadhwani. Pursuant to the terms of the share purchase agreements executed in connection with the private placement of these shares, we agreed to sell such shares at a price per share equal to the greater of $7.00 or the closing price for our common stock on July 10, 2017 (two business days after the July 7, 2017 announcement of the transaction), which was $6.35 per share. Accordingly, the common stock was sold on July 13, 2017 at a price per share equal to $7.00. The terms of the private placement were negotiated and approved by a Special Committee of our independent directors, which retained counsel and an independent financial advisor.

On July 13, 2017 and July 19, 2017, we filed with the Securities and Exchange Commission Current Reports on Form 8-K providing additional details on this acquisition and the financing arrangements. On September 27, 2017, we filed an Amendment to our July 19, 2017 Current Report on Form 8-K solely to include the financial statements and financial information required under Item 9.01 of Form 8-K, which statements and information were excluded from the original Form 8-K in reliance on paragraphs (a) (4) and (b) (2) of Item 9.01 of Form 8-K.

Results of Operations

As described above, since the July 13, 2017 closing of the InfoTrellis acquisition, we operate in two reporting segments – Data and Analytics Services; and IT Staffing Services. The 2017 results of operations for our Data and Analytics Services segment cover the period from the July 13, 2017 closing through December 31, 2017, and all prior periods presented do not include any financial data for this segment.

Below is a tabular presentation of revenues and gross profit margins by segment for the periods discussed:

Revenues & Gross Margin by Segment

(Revenues in millions)

	Years Ended December 31,
Revenues	2017	2016	2015
Data and Analytics Services	$9.2	$—	$—
IT Staffing Services	138.7	132.0	123.5

Total Revenues	$147.9	$132.0	$123.5

Gross Margin %
Data and Analytics Services	44.8%	—%	—%
IT Staffing Services	19.8%	19.9%	19.3%

Total Gross Margin%	21.4%	19.9%	19.3%

Below is a tabular presentation of operating expenses by sales, operations, amortization of acquired intangible assets and general and administrative categories for the periods discussed:

Selling, General & Administrative (“S,G&A”) Expense Details

(Amounts in millions)

	Years Ended December 31,
	2017	2016	2015
Data and Analytics Services Segment
Sales and Marketing	$0.8	$—	$—
Operations	0.1	—	—
Amortization of Acquired Intangible Assets	0.9	—	—
General & Administrative	0.7	—	—

Subtotal Data and Analytics Services	$2.5	$—	$—

IT Staffing Services Segment
Sales and Marketing	$8.3	$7.4	$6.1
Operations	8.2	7.0	6.2
Amortization of Acquired Intangible Assets	0.8	0.8	0.4
General & Administrative	7.7	6.6	6.4

Subtotal IT Staffing Services	$25.0	$21.8	$19.1

Total S,G&A Expenses	$27.5	$21.8	$19.1

2017 Compared to 2016

Revenues

Revenues for the year ended December 31, 2017 totaled $147.9 million, compared to $132.0 million for the year ended December 31, 2016. This 12% increase in revenues reflected a $9.2 million revenue contribution from our newly acquired data and analytics services segment and 5% organic growth from our IT staffing services segment. The data and analytics services segment was acquired through the July 13, 2017 acquisition of InfoTrellis, Inc. Organic revenue growth in our IT staffing services business was due to a 102-consultant expansion of our billable consultant-base, partially offset by lower consultant utilization and a lower average bill rate. Utilization in 2017 was impacted by weather-related business disruptions and higher down-time in our digital learning practice. Our average bill rate decreased from $75.35 per hour in 2016 to $73.55 per hour in 2017. This rate decline was due to lower bill rates on new assignments during 2017 and is reflective of the types of skill-sets that we deployed on such new assignments during the year.

In 2017, we had two clients that exceeded 10% of total revenues (CGI = 12.6% and Accenture PLC = 10.7%). In 2016, we had no clients that represented more than 10% of total revenues. Our top ten clients represented 47% of total revenues in 2017 compared to 44% of total revenues in 2016.

Gross Margin

Gross profit increased to $31.6 million in 2017 compared to $26.3 million in 2016. Gross profit as a percentage of revenue totaled 21.4% in 2017 compared to 19.9% one-year earlier. The increase in gross profit dollars reflected our higher revenues in 2017. The improvement in our gross margin percentage was due to the higher gross margin profile of our data and analytics services segment, which segment’s gross profit as a percentage of revenue totaled 44.8% for the period beginning on the July 13, 2017 closing of the InfoTrellis acquisition and ending December 31, 2017. Gross margins in our IT staffing services segment in 2017 were essentially flat compared to 2016.

Selling, General and Administrative (“S,G&A”) Expenses

S,G&A expenses in 2017 totaled $27.5 million and represented 18.6% of total revenues, compared to $21.8 million or 16.5% of revenues in 2016. Excluding $2.0 million of acquisition-related transaction expenses incurred in 2017 and $0.8 million of severance costs incurred in 2016, S,G&A expenses as a percentage of revenues would have been 17.3% and 15.9% for 2017 and 2016, respectively. This increase in S,G&A as a percentage of revenues was largely due to the consolidation of the data and analytics services segment, which has an operating cost structure that is higher than our IT staffing services business.

Fluctuations within S,G&A expense components during 2017 compared to 2016 included the following:

•	Sales expense increased by $1.7 million compared to the previous year. Approximately $0.8 million was related to our new data and analytics services segment. In the IT staffing segment, compensation expense increased by $0.7 million, reflective of staff expansion, and marketing expenses increased by $0.2 million.

•	Operations expense increased by $1.3 million compared to 2016. Approximately $0.1 million was related to our new data and analytics services segment and $0.9 million was due to staff expansion at our offshore and domestic recruitment centers and $0.3 million was due to higher H1-B processing fees reflective of higher activity levels in our IT staffing services segment.

•	Amortization of acquired intangible assets was $1.7 million in 2017 compared to $0.8 million in 2016. The increase was due to the acquisition of the data and analytics business.

•	General and administrative expenses increased by $1.8 million from 2016. Our new data and analytics services segment was responsible for $0.7 million of the increase; acquisition-related transaction expenses of $2.0 million in 2017 net of $0.8 million of severance costs incurred in 2016, essentially represented the balance of our general and administrative expense variance in 2017.

Other Income / (Expense) Components

In 2017, other income / (expense) consisted of interest expense of ($1.1 million); foreign exchange gains of $2,000 and a ($4,000) loss on the disposition of fixed assets. In 2016, other income / (expense) consisted of interest expense of ($462,000) and foreign exchange losses of ($25,000). The increase in interest expense was due to higher average outstanding borrowings which was reflective of our debt financing of the InfoTrellis acquisition in July 2017. Net foreign exchange gains and losses in 2017 and 2016 largely reflected exchange rate variations between the Indian rupee and U.S. dollar.

Income Tax Expense

Income tax expense for 2017 was $1.3 million and represented an effective tax rate on pre-tax income of 44.8% compared to $1.5 million in 2016, which represented an effective tax rate on pre-tax income of 37.3%. The higher effective tax rate was due to an estimated charge related to U.S. tax reform, partially offset by excess tax benefits from stock options / restricted shares in 2017.

2016 Compared to 2015

Revenues

Revenues for the year ended December 31, 2016 totaled $132.0 million, compared to $123.5 million for the year ended December 31, 2015. This 7% increase in revenues was largely due to a higher average billable consultant-base employed during 2016 compared to one year earlier. Additionally, our average hourly bill rate for 2016 was up approximately 1% to $75.35 from $74.68 in 2015. The increase in our average billable consultant-base largely reflected the June 15, 2015 acquisition of Hudson IT. Organically, we increased our billable consultant-base by 35 consultants, or approximately 4%, during 2016, to a total of 881 consultants. Lower revenues from our integrator clients mitigated our organic growth in 2016 due to fewer project opportunities from our integrator partners and a lower new assignment win ratio on such opportunities.

In 2016 and 2015, we had no clients that represented more than 10% of total revenues. Our top ten clients represented 44% of total revenues in 2016 compared to 51% of total revenues in 2015.

Gross Margin

Gross profit increased to $26.3 million in 2016 compared to $23.8 million in 2015. Gross profit as a percentage of revenue totaled 19.9% in 2016 compared to 19.3% one-year earlier. The higher gross profit dollars reflected the June 2015 Hudson IT acquisition. The higher gross margin percentage was due to a combination of higher margins on new assignments in 2016 (30-basis point improvement) and a favorable mix of end-user clients compared to wholesale clients, due to the Hudson IT acquisition (30-basis point improvement).

Selling, General and Administrative (“S,G&A”) Expenses

S,G&A expenses in 2016 totaled $21.8 million and represented 16.5% of total revenues, compared to $19.1 million or 15.5% of revenues in 2015. Excluding severance costs incurred in 2016 of $0.8 million and excluding severance costs and acquisition-related transaction expenses incurred in 2015 of $0.9 million, S,G&A expenses as a percentage of revenues would have been 15.9% and 14.7% for 2016 and 2015, respectively. This increase in S,G&A as a percentage of revenues was largely due to the consolidation of Hudson IT, which employs a branch model that has an operating cost structure that is higher than Mastech Digital’s centralized business model. In the 2015 year, these Hudson IT operating expenses were included in our financial results effective June 15, 2015 and for the year 2016, these expenses were included for the entire year.

Fluctuations within S,G&A expense components during 2016 compared to 2015 included the following:

•	Sales expense increased by $1.3 million of which the entire increase was attributable to the Hudson IT operations.

•	Operations expense increased by $0.8 million of which $0.6 million was attributable to the Hudson IT operations. The balance of the increase was largely due to higher compensation expense related to recruiter headcount expansion.

•	Amortization of acquired intangible assets increased by $0.4 million. This related to the intangible assets acquired as part of the Hudson IT acquisition.

•	General and administrative expenses increased by $0.2 million. This increase related to higher severance cost of $0.5 million and higher variable and stock-based compensation expense of

$0.3 million; partially offset by $0.6 million of acquisition-related transaction expenses incurred in 2015.

Other Income / (Expense) Components

In 2016, other income / (expense) consisted of interest expense of ($462,000) and foreign exchange losses of ($25,000). In 2015, other income / (expense) consisted of ($293,000) of interest expense and $36,000 of foreign exchange gains. The increase in interest expense was due to higher average outstanding borrowings reflective of our debt financing of the Hudson IT acquisition in June 2015. Net foreign exchange gains and losses in 2016 and 2015 reflect exchange rate variations between the Indian rupee and U.S. dollar.

Income Tax Expense

Income tax expense for 2016 was $1.5 million and represented an effective tax rate on pre-tax income of 37.3% compared to $1.7 million in 2015, which represented an effective tax rate on pre-tax income of 37.8%. A slightly lower aggregate state income tax rate was responsible for the slight improvement in 2016.

Liquidity and Capital Resources

Financial Conditions and Liquidity

At December 31, 2017, we had outstanding bank debt, net of cash balances on hand, of approximately $36 million and approximately $13 million of borrowing capacity under our existing credit facility. During 2017, our outstanding bank debt, net of cash balances on hand, increased by $27 million and is reflective of the debt financing related to our acquisition of InfoTrellis which closed on July 13, 2017.

Historically, we have funded our business needs with cash generation from operating activities. In the data and analytics and IT staffing services industries, investment in operating working capital levels (defined as current assets excluding cash and cash equivalents minus current liabilities, excluding short-term borrowings) is a significant use of cash. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash preservation. Our accounts receivable “days sales outstanding” measurement (“DSO”) was 58 days at year-end in both 2017 and 2016.

Cash provided by operating activities, our cash and cash equivalent balances on hand at December 31, 2017 and current availability under our existing credit facility are expected to be adequate to fund our business needs over the next 12 months. Below is a tabular presentation of cash flow activities for the periods discussed:

	Years Ended December 31,
Cash Flows Activities	2017	2016	2015
	(Amounts in millions)
Operating activities	$3.4	$2.3	$3.0
Investing activities	(36.0)	—	(17.1)
Financing activities	34.2	(2.3)	12.4

Total	$1.6	$0.0	$(1.7)

Operating Activities

Cash provided by operating activities for the years ended December 31, 2017, 2016 and 2015 totaled $3.4 million, $2.3 million and $3.0 million, respectively. In 2017, cash flows from operating activities included net income of $1.6 million and non-cash charges of $2.3 million, partially offset by an increase in operating working capital of $0.5 million. In 2016, cash flows from operating activities included net income of $2.5 million and non-cash charges of $1.6 million, partially offset by an increase in operating working capital of $1.8 million.

Factors contributing to cash flows from operating activities during the 2015 period included net income of $2.8 million and non-cash charges of $1.0 million, partially offset by an increase in operating working capital of $0.8 million. The 2017 increase in non-cash charges was largely due to the amortization of acquired intangible assets related to our InfoTrellis acquisition. Additionally, 2017 operating working capital was favorably impacted by higher levels of accounts payable.

We would expect operating working capital levels to increase should revenue growth continue in 2018. Similar to prior years, such an increase would result in a reduction in cash generated from operating activities. We believe DSO’s will remain close to year-end 2017 levels.

Investing Activities

Cash used in investing activities for the years ended December 31, 2017, 2016 and 2015 totaled $36.0 million, $38,000 and $17.1 million, respectively. In 2017, the acquisition of InfoTrellis was responsible for $34.8 million of cash usage, with capital expenditures of approximately $1.2 million accounting for the balance. In 2016, capital expenditures of $105,000 were partially offset by the recovery of non-current deposits (office lease deposits) of $67,000. In 2015, the acquisition of Hudson IT was responsible for $17.0 million of cash used in investing activities, with capital expenditures accounting for the balance. In 2017, capital expenditures were largely related to system upgrade expenditures.

Financing Activities

In 2017, cash provided by financing activities totaled $34.2 million and consisted of net borrowings under the Company’s credit facilities of $28.6 million; $6.0 million of proceeds from the issuance of common stock; proceeds from the exercise of stock options of $0.1 million; partially offset by payment of deferred financing costs and purchase of treasury stock totaling $0.5 million. In 2016, cash used in financing activities totaled $2.3 million and included $2.6 million of debt repayments, partially offset by activities related to the exercising of stock options and the vesting of restricted shares, which collectively generated cash of $0.3 million. In 2015, cash generated from financing activities totaled $12.4 million and included net increases in bank debt of $12.5 million and $0.1 million of excess tax benefits related to the exercising of stock options and the vesting of performance/restricted shares, partially offset by $0.2 million of stock repurchases.

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

The Company recognizes revenue on fixed price contracts using the percentage of completion method, based on the relationship of costs incurred to date to the expected total costs to be incurred under the contract. Estimated losses are recognized immediately in the period in which current estimates indicate a loss.

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

Goodwill and Intangible Assets

Identifiable intangible assets are recorded at fair value as of the closing date when acquired in a business combination. Identifiable intangible assets related to our Hudson IT and InfoTrellis acquisitions consisted of client relationships, covenants not-to-compete, trade names and, in the case of the InfoTrellis acquisition, technology, which are being amortized using the straight-line method over their estimated useful lives ranging from three years to twelve years, as more fully described in Note 2 “Business Combinations” to the Notes to the Consolidated Financial Statements.

Excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired are recorded as goodwill. Goodwill is not amortized but is tested for impairment at least on an annual basis. If impairment is indicated, a write-down to fair value is recorded based on the excess of the carrying value of the asset over its fair market value.

We review goodwill and intangible assets for impairment annually as of October 1st or more frequently if events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The impairment test is performed at the reporting unit (business segment) level. Determination of recoverability is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from use of the assets and their eventual disposition. Measurement of any impairment loss is based on the excess carrying value of the assets over their fair market value.

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

In 2017, we performed a quantitative impairment test related to our June 2015 acquisition of Hudson IT. The results of this testing indicated no impairment associated with the carrying amount of goodwill and intangible assets.

Additionally in 2017, we performed a qualitative assessment related to our July 2017 acquisition of InfoTrellis, in which we considered relevant events and circumstances, including changes in customers’ demand outlooks, activity levels, margin trends, general economic conditions in the geographies in which we operate and material changes in the competitive landscape of our business. We considered the results and assumptions related to our most recent quantitative assessment conducted as of our acquisition date. Based on this qualitative assessment, we believe that there were no indications of impairment associated with the carrying amount of goodwill and intangible assets.

Business Combinations

The Company accounts for acquisitions in accordance with guidance found in ASC 805, Business Combinations (“ASC 805”). This guidance requires consideration given (including contingent consideration), assets acquired and liabilities assumed to be valued at their fair market values at the acquisition date. The guidance further provides that: (1) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset; (2) acquisition-related transaction costs will generally be expensed as incurred; (3) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will effect income tax expense.

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

The InfoTrellis financial results are included in the Company’s Consolidated Financial Statements from the date of the acquisition of July 13, 2017. The Hudson IT financial results are included in the Company’s Consolidated Financial Statements from the date of the acquisition of June 15, 2015.

Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 1,400,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options are granted at an exercise price equal to the closing share price of the Company’s common stock at the grant date and generally vest over a three to five year period.

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

In 2017, the Company incurred an estimated one-time charge of $372,000 related to the enactment of the Tax Cut and Jobs Act of 2017. This charge is related to the re-measurement of the Company’s deferred tax assets arising from a lower U.S. corporate tax rate of $294,000 and a $78,000 charge related to a one-time transition tax applicable to the new dividend exemption system related to foreign earnings.

We believe that we have made reasonable estimates with respect to each of the above items, however, all of the amounts recorded are provisional as we have not completed our analysis of the complex and far reaching effects of the Tax Cut and Jobs Act of 2017. Under guidance issued by the staff of the SEC, we expect to finalize our accounting related to the tax effects of the Tax Cut and Jobs Act of 2017 during 2018 as we complete our analysis, computations and assertions. It is possible that others, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. We will revise these estimates during 2018 as we gather additional information to complete our tax returns and as any interpretation or clarification of the Tax Cut and Jobs Act of 2017 occurs through legislation, U.S. Treasury actions or other means.

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. Accordingly, the Company has reported a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2017 and 2016, the Company provided $95,000 and $128,000 for uncertain tax positions, including interest and penalties, related to various state income tax matters.

The Company’s 2015 federal income tax return is under audit by the Internal Revenue Service (“IRS”). During 2013, the Company’s 2011 federal income tax return was audited by the IRS resulting in no material adjustments to its filed return.

Derivative Instruments and Hedging Activities

Interest Rate Swap Contracts:

Concurrent with the Company’s borrowings on July 13, 2017 under its new credit facility, the Company entered into an interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. These swap contracts have been designated as a cash flow hedging instrument and qualified as effective hedges at inception under ASC Topic 815 “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying transaction affects earnings.

With respect to derivatives designated as hedges, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking such transactions. The Company evaluates hedge effectiveness at the time a contract is entered into and on an ongoing basis. If a swap contract is deemed ineffective, the change in the fair value of the derivative is recorded in the Consolidated Statement of Operations as interest expense.

Foreign Currency Translation

The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s Indian subsidiaries is their local currency. The results of operations of the Company’s Indian subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Consolidated Statements of Operations, and have not been material for all periods presented.

Recently Issued Accounting Standards

Recent accounting pronouncements are described in Note 1 to the Consolidated Financial Statements contained in Item 8, herein.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value. Our cash flows and earnings are subject to fluctuations due to exchange rate variations. Foreign currency risk exists by nature of our global recruitment centers. In 2012 through 2015, we attempted to limit our exposure to currency exchange fluctuations in the Indian rupee via the purchase of foreign currency forward contracts. The Company elected not to engage in currency hedging activities for 2016 and 2017 given the likelihood of an environment of interest rate expansion in the United States, which management believes should have the impact of mitigating any material appreciation in the Indian rupee against the U.S. dollar.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are filed as part of this Annual Report on Form 10-K. See Index to Consolidated Financial Statements on page 38 of this Annual Report on Form 10-K.

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

The Company’s Consolidated Financial Statements for the year ended December 31, 2017 have been audited by UHY LLP, an Independent Registered Public Accounting Firm, whose report thereon appears on page 39 of this Annual Report on Form 10-K.

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

John J. Cronin, Jr.

Chief Financial Officer

MASTECH DIGITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Mastech Digital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mastech Digital, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and Schedule II, Valuation and Qualifying Accounts listed in the index at item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mastech Digital, Inc. and Subsidiaries at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2008.

Farmington Hills, Michigan

March 23, 2018

MASTECH DIGITAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	At December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$2,478	$829
Accounts receivable, net of allowance for uncollectible accounts of $398 in 2017 and $388 in 2016	22,876	17,916
Unbilled receivables	7,786	3,186
Prepaid and other current assets	1,533	701
Prepaid income taxes	—	52

Total current assets	34,673	22,684
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,395	1,198
Enterprise software	1,986	645
Leasehold improvements	365	354

	3,746	2,197
Less – accumulated depreciation and amortization	(1,847)	(1,639)

Net equipment, enterprise software, and leasehold improvements	1,899	558
Deferred income taxes	468	254
Non-current deposits	255	170
Goodwill	35,844	8,427
Intangible assets, net	25,465	7,313

Total assets	$98,604	$39,406

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,003	$1,800
Accounts payable	5,028	1,963
Accrued payroll and related costs	8,969	7,645
Other accrued liabilities	1,679	653
Deferred revenue	430	196

Total current liabilities	20,109	12,257

Long-term liabilities:
Long-term debt, less current portion, net	34,149	8,077
Contingent consideration liability	17,125	—
Long-term accrued income taxes	68	—

Total liabilities	71,451	20,334
Commitments and contingent liabilities (Note 6)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 125,000,000 shares authorized and 6,281,235 shares issued as of December 31, 2017 and 5,317,148 shares issued as of December 31, 2016	63	53
Additional paid-in-capital	20,304	13,863
Retained earnings	10,923	9,297
Accumulated other comprehensive income (loss)	17	(7)
Treasury stock, at cost; 820,636 shares as of December 31, 2017 and 818,569 as of December 31, 2016	(4,154)	(4,134)

Total shareholders’ equity	27,153	19,072

Total liabilities and shareholders’ equity	$98,604	$39,406

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Revenues	$147,882	$132,008	$123,470
Cost of revenues	116,253	105,711	99,671

Gross profit	31,629	26,297	23,799
Selling, general and administrative expenses	27,548	21,790	19,117

Income from operations	4,081	4,507	4,682
Interest income (expense), net	(1,131)	(462)	(293)
Other income (expense), net	(2)	(25)	36

Income before income taxes	2,948	4,020	4,425
Income tax expense	1,322	1,500	1,672

Net income	$1,626	$2,520	$2,753

Earnings Per Share:
Basic	$.33	$.57	$.63

Diluted	$.33	$.56	$.62

Weighted average common shares outstanding:
Basic	4,962	4,393	4,338

Diluted	4,999	4,482	4,441

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Net income	$1,626	$2,520	$2,753
Other comprehensive income (loss):
Net unrealized gain on currency forward contracts	—	—	41
Net unrealized gain (loss) on interest rate swap contracts	21	19	(31)
Foreign currency translation adjustments	10	—	—

Total pretax net unrealized gain	31	19	10
Income tax expense	7	7	4

Total other comprehensive income, net of taxes	$24	$12	$6

Total comprehensive income	$1,650	$2,532	$2,759

The accompanying notes are an integral part of these Consolidated Financial Statements

MASTECH DIGITAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balances, December 31, 2014	$51	$12,733	$4,024	$(3,915)	$(25)	$12,868
Net income	—	—	2,753	—	—	2,753
Other comprehensive income, net of taxes	—	—	—	—	6	6
Increase in excess tax benefits related to stock-based compensation	—	103	—	—	—	103
Stock-based compensation expense	—	262	—	—	—	262
Stock options exercised	1	16	—	—	—	17
Purchase of treasury stock	—	—	—	(206)	—	(206)

Balances, December 31, 2015	$52	$13,114	$6,777	$(4,121)	$(19)	$15,803
Net income	—	—	2,520	—	—	2,520
Other comprehensive income, net of taxes	—	—	—	—	12	12
Increase in excess tax benefits related to stock-based compensation	—	241	—	—	—	241
Stock-based compensation expense	—	408	—	—	—	408
Stock options exercised	1	100	—	—	—	101
Purchase of treasury stock	—	—	—	(13)	—	(13)

Balances, December 31, 2016	$53	$13,863	$9,297	$(4,134)	$(7)	$19,072
Net income	—	—	1,626	—	—	1,626
Proceeds from issuance of common stock	9	5,991	—	—	—	6,000
Other comprehensive income, net of taxes	—	—	—	—	24	24
Stock-based compensation expense	—	381	—	—	—	381
Stock options exercised	1	69	—	—	—	70
Purchase of treasury stock	—	—	—	(20)	—	(20)

Balances, December 31, 2017	$63	$20,304	$10,923	$(4,154)	$17	$27,153

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net income	$1,626	$2,520	$2,753
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,942	1,016	660
Bad debt expense	10	75	53
Interest amortization of deferred financing costs	99	38	29
Stock-based compensation expense	381	408	262
Deferred income taxes, net	(234)	55	(1)
Loss on derivative contracts	—	—	3
Loss on disposition of fixed assets	4	—	—
Foreign currency translation adjustments	10	—	—
Long-term accrued income taxes	68	—	—
Working capital items:
Accounts receivable and unbilled receivables	(3,322)	(1,987)	(4,017)
Prepaid and other current assets	(618)	(173)	348
Accounts payable	1,685	(250)	699
Accrued payroll and related costs	472	1,680	953
Other accrued liabilities	1,000	(945)	1,094
Deferred revenue	234	(145)	191

Net cash flows provided by operating activities	3,357	2,292	3,027

INVESTING ACTIVITIES:
Acquisition of InfoTrellis, Inc. (net of cash acquired and issuance of contingent consideration)	(34,799)	—	—
Acquisition of Hudson IT (net of cash acquired)	—	—	(16,987)
Recovery of (payments for) non-current deposits	(8)	67	31
Capital expenditures	(1,127)	(105)	(168)

Net cash flows (used in) investing activities	(35,934)	(38)	(17,124)

FINANCING ACTIVITIES:
Borrowing (repayments) on revolving credit facility, (net)	5,364	(802)	4,438
Borrowing on term loan facility	30,500	—	9,000
(Repayments) on term loan facility	(7,253)	(1,800)	(900)
Proceeds from the issuance of common stock	6,000	—	—
Payment of deferred financing costs	(435)	—	(75)
Purchase of treasury stock	(20)	(13)	(206)
Proceeds from the exercise of stock options	70	101	17
Increase in excess tax benefits related to stock options / restricted shares, net	—	241	103

Net cash flows provided by (used in) financing activities	34,226	(2,273)	12,377

Net change in cash and cash equivalents	1,649	(19)	(1,720)
Cash and cash equivalents, beginning of period	829	848	2,568

Cash and cash equivalents, end of period	$2,478	$829	$848

SUPPLEMENTAL DISCLOSURE:
Cash payments for interest expense	$925	$430	$243

Cash payments for income taxes	$1,506	$2,304	$309

NON-CASH TRANSACTIONS:
Capital expenditures in accounts payable	$312	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

Basis of Presentation

References in this Annual Report on Form 10-K to “we”, “our”, “Mastech Digital”, “Mastech” or “the Company” refer collectively to Mastech Digital, Inc. and its wholly-owned operating subsidiaries, which are included in these Consolidated Financial Statements (the “Financial Statements”).

Description of Business

We are a provider of Digital Transformation IT Services.

Our portfolio of offerings include data management and analytics services; other digital transformation services such as Salesforce.com, SAP HANA, and Digital Learning services; and IT staffing services that span across digital and mainstream technologies.

Reflective of our recent acquisition of the services division of Canada-based InfoTrelllis, Inc., we have added specialized capabilities in delivering data management and analytics services to our customers globally. This business offers project-based consulting services in the areas of Master Data Management, Enterprise Data Integration, Big Data and Analytics, and Digital Transformation, with such services delivered using on-site and offshore resources.

Our IT staffing business combines technical expertise with business process experience to deliver a broad range of staffing services in digital and mainstream technologies. Our digital technologies include data management, analytics, cloud, mobility, social and artificial intelligence. We work with businesses and institutions with significant IT spending and recurring staffing service needs. We also support smaller organizations with their “project focused” temporary IT staffing requirements.

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

The purchase agreement for the InfoTrellis acquisition totaled $55 million, with $35.75 million paid in cash at closing (which was reduced by working capital adjustments of $861,000) and $19.25 million deferred over the two years after closing. The deferred purchase price is contingent upon the acquired business generating specified EBIT (earnings before interest and taxes) targets during the first two years following closing.

The funding for the transaction consisted of a combination of debt and equity. A new $65 million credit facility the Company established on July 13, 2017 with PNC Bank, N.A. (“PNC”) provided debt financing for the transaction, refinancing of the Company’s previously existing debt with PNC and additional borrowing capacity. The equity financing was completed through a $6.0 million private placement of newly-issued shares of the Company’s common stock to Mastech’s founders and majority shareholders, Ashok Trivedi and Sunil Wadhwani. Pursuant to the terms of the share purchase agreements executed in connection with the private placement of these shares, the Company agreed to sell such shares at a price per share equal to the greater of $7.00 or the closing price for the common stock on July 10, 2017 (two business days after the July 7, 2017 announcement of the transaction), which was $6.35 per share. Accordingly, the common stock was sold on July 13, 2017 at a price per share equal to $7.00. The terms of the private placement were negotiated and approved by a Special Committee of the Company’s independent directors, which retained counsel and an independent financial advisor.

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

Reclassifications

As discussed herein, the Company adopted ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” on a retrospective basis during the first quarter of 2017. Accordingly, the impact of this retrospective adoption was a reclassification of $26,000 of non-current deferred tax liabilities and $280,000 of current deferred tax assets as a net non-current deferred tax asset of $254,000 as of December 31, 2016. This presentation conforms to the December 31, 2017 balance sheet.

In connection with securing its new credit agreement, the Company incurred deferred financing costs, which were capitalized and are being amortized as interest expense over the life of the facility. These deferred financing costs, net of amortization, are presented as reductions in long-term debt in the Company’s Consolidated Balance Sheets in accordance with ASU 2015-03, “Imputation of Interest”. Deferred financing costs of $59,000 as of December 31, 2016 were previously presented in other assets and have been reclassified to conform to the current period presentation.

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

The Allowance for Uncollectible Accounts was $398,000 and $388,000 at December 31, 2017 and 2016, respectively. There were $10,000, $75,000 and $53,000 of bad debt expense charges for the years ended December 31, 2017, 2016 and 2015, respectively, which amounts are reflected in the Consolidated Statements of Operations.

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

The Company capitalizes certain external and internal computer software and software development costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing and installation activities. Capitalized costs include only external direct cost of material and services consumed in developing or obtaining internal-use software, and payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality.

The Company is in the process of implementing new enterprise software applications to its backbone systems environment. As of December 31, 2017, the Company has capitalized $1.3 million in 2017 related to this endeavor which has yet to be placed in service. The Company will start amortizing these costs commencing with the go-live implementation date, which is expected to occur during the second quarter of 2018.

Depreciation and amortization expense related to fixed assets totaled $232,000, $203,000 and $219,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Goodwill and Intangible Assets

Identifiable intangible assets are recorded at fair value as of the closing date when acquired in a business combination. Identifiable intangible assets related to our Hudson IT and InfoTrellis acquisitions consisted of client relationships, covenants not-to-compete, trade names and in the case of the InfoTrellis acquisition, technology, which are being amortized using the straight-line method over their estimated useful lives ranging from three years to twelve years, as more fully described in Note 2 “Business Combinations” to the Notes to the Consolidated Financial Statements.

Excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired are recorded as goodwill. Goodwill is not amortized but is tested for impairment at least on an annual basis. If impairment is indicated, a write-down to fair value is recorded based on the excess of the carrying value of the asset over its fair market value.

We review goodwill and intangible assets for impairment annually as of October 1st or more frequently if events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The impairment test is performed at the reporting unit (business segment) level. Determination of recoverability is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from use of the assets and their eventual disposition. Measurement of any impairment loss is based on the excess carrying value of the assets over their fair market value.

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

In 2017, we performed a quantitative impairment test related to our June 2015 acquisition of Hudson Global Resources Management, Inc.’s U.S. IT staffing business (“Hudson IT”). The results of this testing indicated no impairment associated with the carrying amount of goodwill and intangible assets.

Additionally in 2017, we performed a qualitative assessment related to our July 2017 acquisition of the service division of InfoTrellis, Inc. (“InfoTrellis”), in which we considered relevant events and circumstances, including changes in customers’ demand outlooks, activity levels, margin trends, general economic conditions in the geographies in which we operate and material changes in the competitive landscape of our business. We considered the results and assumptions related to our most recent quantitative assessment conducted as of our acquisition date. Based on this qualitative assessment, we believe that there were no indications of impairment associated with the carrying amount of goodwill and intangible assets.

Business Combinations

The Company accounts for acquisitions in accordance with guidance found in ASC 805, Business Combinations (“ASC 805”). This guidance requires consideration given (including contingent consideration), assets acquired and liabilities assumed to be valued at their fair market values at the acquisition date. The guidance further provides that: (1) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset; (2) acquisition-related transaction costs will generally be expensed as incurred; (3) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will effect income tax expense.

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

The InfoTrellis financial results are included in the Company’s Consolidated Financial Statements from the date of the acquisition of July 13, 2017. The Hudson IT financial results are included in the Company’s Consolidated Financial Statements from the date of the acquisition of June 15, 2015.

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

In 2017, the Company incurred an estimated one-time charge of $372,000 related to the enactment of the Tax Cut and Jobs Act of 2017. This charge is related to the re-measurement of the Company’s deferred tax assets arising from a lower U.S. corporate tax rate of $294,000 and a $78,000 charge related to a one-time transition tax applicable to the new dividend exemption system related to foreign earnings.

We believe that we have made reasonable estimates with respect to each of the above items, however, all of the amounts recorded are provisional as we have not completed our analysis of the complex and far reaching effects of the Tax Cut and Jobs Act of 2017. Under guidance issued by the staff of the SEC, we expect to finalize our accounting related to the tax effects of the Tax Cut and Jobs Act of 2017 during 2018 as we complete our analysis, computations and assertions. It is possible that others, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. We will revise these estimates during 2018 as we gather additional information to complete our tax returns and as any interpretation or clarification of the Tax Cut and Jobs Act of 2017 occurs through legislation, U.S. Treasury actions or other means.

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. Accordingly, the Company has reported a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2017 and 2016, the Company provided $95,000 and $128,000 for uncertain tax positions, including interest and penalties, related to various state income tax matters.

The Company’s 2015 federal income tax return is under audit by the Internal Revenue Service (“IRS”). During 2013, the Company’s 2011 federal income tax return was audited by the IRS, resulting in no material adjustments to its filed return.

Deferred Financing Costs

The Company capitalizes expenses directly related to securing its credit facilities. These deferred costs are amortized as interest expense over the term of the underlying facilities. Unamortized deferred financing costs are included as reductions in the long-term debt caption in the Consolidated Balance Sheets.

Contingent Consideration

In connection with the InfoTrellis acquisition, the Company may be required to pay future consideration that is contingent upon the achievement of specified earnings before interest and taxes objectives (“EBIT”). As of the acquisition date, the Company recorded a contingent consideration liability representing the estimated fair value of the contingent consideration that is expected to be paid. The fair value of the contingent consideration liability was estimated by utilizing a probability weighted simulation model to determine the fair value of contingent consideration. We re-measure this liability and record changes in the fair value when it is more likely than not that the future payments based on EBIT estimates have changed. Increases or decreases in the fair value of contingent consideration can result from changes in timing and amounts of revenue and earnings estimates and/or in the likelihood of contractual objectives being achieved.

Segment Reporting

Subsequent to the July 13, 2017 InfoTrellis acquisition, the Company has two reportable segments, in accordance with ASC Topic 280 “Disclosures About Segments of an Enterprise and Related Information”: Data and Analytics Services (which segment represents the acquired InfoTrellis business); and IT Staffing Services.

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

The Company recognizes revenue on fixed price contracts using the percentage of completion method, based on the relationship of costs incurred to date to the expected total costs to be incurred under the contract. Estimated losses are recognized immediately in the period in which current estimates indicate a loss.

In certain situations related to client direct hire assignments, where the Company’s fee is contingent upon the hired resources’ continued employment with the client, revenue is not fully recognized until such employment conditions are satisfied.

Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 1,400,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options are granted at an exercise price equal to the closing share price of the Company’s common stock at the grant date and generally vest over a three to five year period.

The Company accounts for stock-based compensation expense in accordance with ASC Topic 718 “Share-based Payments” which requires us to measure all share-based payments based on their estimated fair value and recognize compensation expense over the requisite service period. The fair value of our stock options is determined at the date of grant using the Black-Scholes option pricing model.

Treasury Stock

The Company maintained a stock repurchase program which expired on December 22, 2016. Under the program, the Company made treasury stock purchases in the open market, subject to market conditions and normal trading restrictions. Upon expiration, the program was not extended by the Company’s Board of

Directors. Additionally, the Company makes stock purchases from time to time to satisfy employee tax obligations related to its Stock Incentive Plan. At December 31, 2017, the Company held 820,636 shares in its treasury at a cost of approximately $4.2 million.

Comprehensive Income

Comprehensive income as presented in the Consolidated Statements of Comprehensive Income consists of net income, unrealized gains or losses, net of tax, on cash flow hedging transactions and foreign currency translation adjustments.

Derivative Instruments and Hedging Activities

Interest Rate Swap Contracts:

Concurrent with the Company’s borrowings on July 13, 2017 under its new credit facility, the Company entered into an interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying transaction affects earnings.

With respect to derivatives designated as hedges, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking such transactions. The Company evaluates hedge effectiveness at the time a contract is entered into and on an ongoing basis. If a swap contract is deemed ineffective, the change in the fair value of the derivative is recorded in the Consolidated Statement of Operations as interest expense.

Foreign Currency Translation

The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s Indian subsidiaries is their local currency. The results of operations of the Company’s Indian subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Consolidated Statements of Operations, and have not been material for all periods presented.

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

Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” The Company adopted ASU 2015-17, which amends existing guidance to require presentation of deferred tax asset and liabilities as non-current within a classified balance sheet. This guidance was adopted, on a retrospective basis, at March 31, 2017. Prior periods were adjusted to conform to the current period presentation.

In March, 2016, the FASB issued ASU 2016-09 “Compensation—Stock Compensation (Topic 718)—Improvements to Employee Share-Based Payment Accounting”. The FASB issued this ASU as part of its “Simplification Initiative,” which has the objective of identifying, evaluating, and improving areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016 and, accordingly, we adopted this ASU on January 1, 2017. The adoption of this ASU resulted in the recognition of a $140,000 benefit in our provision for income taxes for the year ended December 31, 2017.

Recent Accounting Pronouncements not yet adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which provides for a single five-step model to be applied to all revenue contracts with customers. The new guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Entities can use either a retrospective approach or a cumulative effect adjustment approach to implement the guidance. In 2015, the FASB issued a deferral of the effective date of the guidance to 2018, with early adoption permitted in 2017. In 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 to amend ASU 2014-09 for technical corrections and improvements and to clarify the implementation guidance for 1) principal versus agent considerations, 2) identifying performance obligations, 3) the accounting for licenses of intellectual property and 4) narrow scope improvements on assessing collectability, presentation of sales taxes, non-cash consideration and completed contracts and contract modifications at transition. The Company adopted the new guidance on January 1, 2018, using the modified retrospective method, with no impact on its 2017 financial statements. The cumulative effect of initially applying the new guidance had no impact on the opening balance of retained earnings as of January 1, 2018. The Company does not expect the new guidance to have a material impact on its financial statements in future periods. However, additional disclosures will be included in future reporting periods in accordance with requirements of the FASB’s new guidance.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The main difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of the lease payment. The lease asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases), while finance leases will result in a front-loaded expense pattern (similar to current capital leases). The classification of these leases will be based on the criteria that are largely similar to those applied in current lease accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently assessing the potential impact of ASU 2016-02 and expect adoption will have a material impact on our consolidated financial condition and results of operations. Contractual obligations on lease arrangements as of December 31, 2017 approximated $3.0 million.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”. Entities have defined the term “modification” in a broad manner resulting in diversity in modification accounting practice. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)”. This ASU addresses I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round-feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part II of this ASU recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. The amendments in Part I of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect this ASU to have a material impact on its financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815); Targeted Improvements to Accounting for Hedging Activities”. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the ASU. The Company does not expect this ASU to have a material impact on its financial statements.

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

Under the terms of the Purchase Agreements, the Company Entities paid at the closing of the acquisition $35.75 million in cash, less certain working capital adjustments which totaled $861,000. The Purchase Agreements also provided for contingent consideration of $19.25 million in deferred cash payments, with up to $8.25 million payable if the EBIT of the Acquired Business for the 12-month period beginning on August 1, 2017 (the “Actual Year 1 EBIT”) equals $10.0 million and up to $11.0 million payable if the EBIT of the Acquired Business for the 12-month period beginning on August 1, 2018 (the “Actual Year 2 EBIT”) equals $10.7 million. The deferred amount payments are subject to adjustments under the terms of the Purchase Agreements based upon, among other items, the amount of the Actual Year 1 EBIT and the amount of the Actual Year 2 EBIT.

To fund the acquisition, the Company entered into a new credit agreement on July 13, 2017 with PNC Bank, National Association, as administrative agent, swing loan lender and issuing lender, PNC Capital Markets LLC, as sole lead arranger and sole book runner, and certain financial institutions party thereto as lenders. The Credit Agreement provides for a total aggregate commitment of $65.0 million, consisting of (i) a revolving credit facility in an aggregate principal amount not to exceed $27.5 million, subject to increases to an aggregate amount not to exceed $37.5 million upon satisfaction of certain conditions; (ii) a $30.5 million term loan facility; and (iii) a $7.0 million delayed draw term loan facility to be used exclusively toward contingent consideration payments. In addition, the Company entered into Securities Purchase Agreements with Ashok Trivedi and Sunil Wadhwani (collectively, the “Investors”) on July 7, 2017 pursuant to which the Company issued and sold an aggregate 857,144 shares (the “Shares”) of its common stock, par value $0.01 per share (the “Common Stock”), to the Investors on July 13, 2017 for $6.0 million in aggregate gross proceeds (the “Private Placement Transactions”). The Company used the proceeds from the Private Placement Transactions to fund a portion of the cash paid at the closing of the acquisition.

The acquisition was accounted for using the acquisition method of accounting. The acquisition method of accounting requires that the assets acquired and liabilities assumed be measured at their fair value as of the closing date.

The following table summarizes the fair value of consideration for the Acquired Business on the July 13, 2017 closing date:

(in thousands)	Amounts
Cash purchase price at closing	$35,750
Working capital adjustments	(861)
Estimated payout of contingent consideration (1)	17,125

Total Fair Value of Consideration	$52,014

(1)	Based on a valuation conducted by an independent third party, the fair value of contingent consideration at the closing date was determined to be $17,125,000.

The cash purchase price at closing was paid with funds obtained from the following sources:

(in thousands)	Amounts
Cash balances on hand	$341
Sale of common stock in a private placement transactions	6,000
Term loan debt facility	30,500
Revolving line of credit	9,000
Payoff of previous credit facility	(10,091)

Cash paid at Closing	$35,750

The preliminary allocation of the purchase price was based on estimates of the fair value of assets acquired and liabilities assumed as of July 13, 2017, as set forth below. The excess purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce. Goodwill is expected to be largely deductible for tax purposes. The valuation of net assets acquired is as follows:

(in thousands)	Amounts
Current Assets	$6,909
Fixed Assets and Other	215
Identifiable intangible assets:
Client relationships	16,671
Covenant not-to-compete	761
Trade name	1,221
Technology	1,209

Total identifiable intangible assets	19,862
Goodwill	27,417
Current liabilities	(2,389)

Net Assets Acquired	$52,014

The fair value of identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis. Specifically, the Company used the income approach through an excess earnings analysis to determine the fair value of client relationships. The value applied to the covenant not-to-compete was based on an income approach using a “with or without” analysis of this covenant in place. The trade name and technology were valued using the income approach—relief from royalty method. All identifiable intangibles are considered level 3 inputs under the fair value measurement and disclosure guidance.

The Company incurred $2.0 million of transaction costs related to the acquisition in 2017. These costs are included in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

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

The fair value of identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis. Specifically, the Company used the income approach through an excess earnings analysis to determine the fair value of client relationships. The value applied to the covenant not-to-compete was based on an income approach using a “with or without” analysis of this covenant in place. The trade name was valued using the income approach—relief from royalty method. All identifiable intangibles are considered level 3 inputs under the fair value measurement and disclosures guidance.

The Company incurred $624,000 of direct transaction costs related to the acquisition in 2015. These costs are included in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Included in the Consolidated Statement of Operations for the twelve month period ended December 31, 2015 are revenues of $15.9 million and net income of approximately $0.8 million applicable to the Hudson IT operations from our June 15, 2015 acquisition date through December 31, 2015. Included in the Consolidated Statement of Operations for the twelve month period ended December 31, 2017 are revenues of $9.2 million and net income of approximately $1.1 million applicable to the InfoTrellis operations from our July 13, 2017 acquisition date through December 31, 2017.

The following reflects the Company’s unaudited pro forma results had the results of InfoTrellis and Hudson IT been included for all periods presented:

	Years Ended December 31,
	2017	2016	2015
	(Amounts in Thousands, except per share data)
Revenue	$158,785	$157,077	$157,946
Net income	$2,388	$6,778	$6,882
Earnings per share—diluted	$.44	$1.27	$1.30

The information above does not reflect all of the operating efficiencies or inefficiencies that may have resulted from the Hudson IT and InfoTrellis acquisitions in those periods prior to such acquisitions. Therefore, the unaudited pro forma information above is not necessarily indicative of results that would have been achieved had the business been combined during all periods presented.

3.	Goodwill and Other Intangible Assets, net

Goodwill related to our June 15, 2015 acquisition of Hudson IT totaled $8.4 million. Goodwill related to or July 13, 2017 acquisition of the services division of InfoTrellis totaled $27.4 million.

A reconciliation of the beginning and ending amounts of goodwill for the three years ended December 31, 2017 is as follows:

	Years Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Goodwill, beginning balance	$8,427	$8,427	$—
Addition in current period	27,417	—	8,427
Reduction in current period	—	—	—

Goodwill, ending balance	$35,844	$8,427	$8,427

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of December 31, 2017 and 2016:

	As of December 31, 2017
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$1,694	$6,305
Covenant-not-to-compete	5	319	162	157
Trade name	3	249	211	38

Data and Analytics Services:
Client relationships	12	16,671	636	16,035
Covenant-not-to-compete	5	761	70	691
Trade name	5	1,221	112	1,109
Technology	7	1,209	79	1,130

Total Intangible Assets		$28,429	$2,964	$25,465

	As of December 31, 2016
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services
Client relationships	12	$7,999	$1,027	$6,972
Covenant-not-to-compete	5	319	99	220
Trade name	3	249	128	121

Total Intangible Assets		$8,567	$1,254	$7,313

Amortization expense for the years ended December 31, 2017, 2016 and 2015 totaled $1.7 million, $0.8 million and $0.4 million, respectively and is included in selling, general and administrative expenses in the Consolidated Statement of Operations.

The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2018 through 2022 is as follows:

	Years Ended December 31,
	2018	2019	2020	2021	2022
	(Amounts in thousands)
Amortization expense	$2,727	$2,689	$2,654	$2,625	$2,443

4.	Cash and Cash Equivalents

The Company had cash and cash equivalents consisting of cash balances on hand and money market funds that totaled $2.5 million at December 31, 2017 and $0.8 million at December 31, 2016. There were no restrictions on the Company’s cash balances during the periods presented.

5.	Credit Facility

On July 13, 2017, the Company entered into a Credit Agreement (the “Credit Agreement”) with PNC Bank, as administrative agent, swing loan lender and issuing lender, PNC Capital Markets LLC, as sole lead arranger and sole book-runner, and certain financial institution parties thereto as lenders (the “Lenders”). The Credit Agreement provides for a total aggregate commitment of $65 million, consisting of (i) a revolving credit facility

(the “Revolver”) in an aggregate principal amount not to exceed $27.5 million (subject to increase by up to an additional $10 million upon satisfaction of certain conditions); (ii) a $30.5 million term loan facility (the “Term Loan”); and a (iii) $7.0 million delayed draw term loan facility (the “Delayed Draw Term Loan”), as more fully described in Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on July 19, 2017.

The Revolver expires in five years and includes swing loan and letter of credit sub-limits in the aggregate amount not to exceed $3.0 million for swing loans and $5.0 million for letters of credit. Borrowings under the Revolver may be denominated in U.S. dollars or Canadian dollars. The maximum borrowings in U.S. dollars may not exceed the sum of 85% of eligible U.S. accounts receivable and 60% of eligible U.S. unbilled receivables, less a reserve amount established by the administrative agent. The maximum borrowings in Canadian dollars may not exceed the lesser of (i) $10.0 million; and (ii) the sum of 85% of eligible Canadian receivables, plus 60% of eligible Canadian unbilled receivables, less a reserve amount established by the administrative agent.

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

Borrowings under the revolver and the term loans, at the Company’s election, bear interest at either (a) the higher of PNC’s prime rate or the federal funds rate plus 0.50%, plus an applicable margin determined based upon the Company’s senior leverage ratio or (b) an adjusted London Interbank Offered Rate (“LIBOR”), plus an applicable margin determined based upon the Company’s senior leverage ratio. The applicable margin on the base rate is between 0.50% and 1.25% on revolver borrowings and between 1.75% and 2.50% on term loans. The applicable margin on the adjusted LIBOR is between 1.50% and 2.25% on revolver borrowings and between 2.75% and 3.50% on term loans. A 20 to 30 basis point per annum commitment fee on the unused portion of the revolver facility and the delayed draw term loan is charged and due monthly in arrears. The applicable commitment fee is determined based upon the Company’s senior leverage ratio.

The Company pledged substantially all of its assets in support of the Credit Agreement. The credit agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the credit agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of December 31, 2017, the Company was in compliance with all provisions under the facility.

In connection with securing the commitments under the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $435,000, which were capitalized and are being amortized as interest expense over the life of the facility. Debt financing costs of $395,000 and $59,000 (net of amortization) as of December 31, 2017 and December 31, 2016, respectively, are presented as reductions in long-term debt in the Company’s Consolidated Balance Sheets. The deferred financing costs outstanding at

December 31, 2016 previously presented in other assets, have been reclassified to conform to the current period presentation.

At closing, the Company borrowed $9.0 million under the Revolver and $30.5 million under the Term Loan which were used to repay all borrowings under the previous credit facility with PNC and to pay a portion of the acquisition consideration and transaction expenses. As of December 31, 2017 and 2016 the Company’s outstanding borrowings under the Revolver totaled $9.0 million and $3.6 million, respectively; and unused borrowing capacity available was approximately $13 million and $12 million, respectively. The Company’s outstanding borrowings under the term loan were $29.5 million and $6.3 million at December 31, 2017 and 2016, respectively. The Company believes the eligible borrowing base on the revolver will not fall below current outstanding borrowings for a period of time exceeding one year and has classified the $9 million net outstanding debt balance at December 31, 2017 as long-term.

As of December 31, 2017, the annual aggregate maturities of our outstanding debt (exclusive of deferred financing costs amortization) during each of the next five years are as follows:

Total Amount
(Amounts in thousands)
2018	$4,003
2019	4,575
2020	4,575
2021	4,956
2022	20,438

Total	$38,547

6.	Commitments and Contingencies

Lease Commitments

The Company rents certain office facilities and equipment under noncancelable operating leases, which provide for the following future minimum rental payments as of December 31, 2017:

Total Amount
(Amounts in thousands)
2018	$1,135
2019	1,162
2020	545
2021	197
2022	—
Thereafter	—

Total	$3,039

Rental expense for the years ended December 31, 2017, 2016 and 2015, totaled $1.2 million, $1.2 million and $1.0 million, respectively.

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S.-based salaried employees. Concurrent with the acquisition of Hudson IT, the Company expanded employee eligibility under the Retirement Plan to include all U.S. based W-2 hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. For Hudson IT employees enrolled in the Hudson Employee Retirement Savings Plan at the acquisition date, the Company provides a matching contribution of 50% of the first 6% of the participant’s contributed pay, subject to vesting based on their combined tenure with Hudson and Mastech. For all other employees, the Company did not provide for any matching contributions for the three years ended December 31, 2017. Mastech’s total contributions to the Retirement Plan related to the qualified Hudson IT employees totaled $89,000, $105,000 and $48,000 for the three years ended December 31, 2017, 2016 and 2015, respectively.

8.	Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 1,400,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. As of December 31, 2017, the Company had 1,037,000 outstanding and/or exercised stock options, 130,000 vested performance shares and 101,000 outstanding and/or released restricted stock units that were issued under the Plan. Thus, as of December 31, 2017, the Company has 132,000 shares available for future grants under the Plan.

The Plan is administered by the Compensation Committee of the Board of Directors. All grants awarded under the Plan are recommended by the Committee to the Board of Directors for approval. The exercise price of stock options is set on the grant date and is not to be less than the fair market value per share of our closing stock price on that date. Grants of stock options and restricted stock awards generally vest over a three to five-year period and options expire after ten years from the grant date. Performance shares vest upon the achievement of the performance criteria and approval by the Compensation Committee of the Board of Directors.

Following is a summary of the Company’s stock option activity for the three years ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	255,000	$1.00
Granted	—	—
Exercised	(19,000)	0.81
Cancelled / forfeited	—	—

Outstanding at December 31, 2015	236,000	1.01
Granted	335,000	7.04
Exercised	(126,000)	0.81
Cancelled / forfeited	—	—

Outstanding at December 31, 2016	445,000	5.61
Granted	—	—
Exercised	(90,000)	0.86
Cancelled / forfeited	(18,000)	5.81

Outstanding at December 31, 2017	337,000	$6.86

As of December 31, 2017, the Company’s outstanding “in the money” stock options using the year-end share price of $10.06 had an aggregate intrinsic value of $1,079,000. As of December 31, 2017, the intrinsic value of vested and expected to vest stock options totaled $1,079,000 The total intrinsic value of options exercised during 2017, 2016 and 2015 totaled $522,000, $849,000 and $183,000, respectively. The measurement date fair value of stock options vested during 2017, 2016 and 2015 totaled $198,000, $0 and $69,000, respectively.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of December 31, 2017:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $2.00	1,000	0.8	$0.01
$2.01 to $4.00	13,000	2.0	$2.36
$4.01 to $6.00	—	—	—
$6.01 to $8.00	323,000	8.3	$7.07

	337,000	8.0	$6.86

Range of Exercise Prices:	Options Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $2.00	1,000	0.8	$0.01
$2.01 to $4.00	13,000	2.0	$2.36
$4.01 to $6.00	—	—	—
$6.01 to $8.00	55,000	8.2	$7.18

	69,000	6.9	$6.17

Stock options of 335,000 units were issued during the year ended December 31, 2016 and vest over a five year period. No stock options were issued for the years ended December 31, 2017 and 2015. The Company used the following assumptions with respect to the Black-Scholes option pricing model for Mastech Digital options issued during 2016.

	Years Ended December 31,
	2017	2016	2015
Stock option grants:
Weighted-average risk-free interest rate	—	1.34%	—
Weighted-average dividend yield	—	0.0%	—
Expected volatility	—	55.9%	—
Expected term (in years)	—	5.5	—
Weighted-average fair value	$—	$3.52	$—

Risk-free interest rate – The risk-free rate for stock options granted during the period was determined by using a U.S. Treasury rate for the period that coincided with the expected term of the options.

Expected dividend yield – The Company did not contemplate a recurring dividend program. Accordingly, the dividend yield assumption used was 0.0%.

Expected volatility –Expected volatility was determined based on the historical volatility of Mastech Digital’s common stock.

Expected term – Mastech Digital’s expected term is 5.5 years for stock option grants. The Company’s expected term was based on the exercise history of our employees and the vesting term of our stock options.

Following is a summary of Mastech’s restricted stock activity for the three years ended December 31, 2017:

	Years Ended December 31,
	2017	2016	2015
Beginning outstanding balance	32,555	67,370	72,741
Awarded	—	—	18,000
Released	(17,305)	(22,315)	(23,371)
Forfeited	—	(12,500)	—

Ending outstanding balance	15,250	32,555	67,370

The aggregate intrinsic value of restricted stock units outstanding at December 31, 2017 was $153,000. The total intrinsic value of restricted shares released during 2017 totaled $165,000.

Following is a summary of Mastech performance share activity for the three years ended December 31, 2017:

	Years Ended December 31,
	2017	2016	2015
Beginning outstanding balance	—	76,419	103,273
Awarded	—	—	—
Released	—	—	(26,854)
Forfeited	—	(76,419)	—

Ending outstanding balance	—	—	76,419

Stock-based compensation expense of $381,000, $408,000 and $262,000 was recognized in the Consolidated Statements of Operations for the years ended December 31, 2017, 2016, and 2015, respectively. The Company has recognized related tax benefits associated with its share-based compensation arrangements for the years ended December 31, 2017, 2016, and 2015 of $141,000, $152,000, and $99,000, respectively. As of December 31, 2017, the total remaining unrecognized compensation expense related to non-vested stock options totaled $768,000 and the total remaining unrecognized compensation expense related to restricted stock units amounted to $105,000, which will be amortized over the weighted-average remaining requisite service period of 3.0 years.

9.	Income Taxes

The components of income before income as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Income before income taxes:
Domestic	$1,875	$3,544	$3,995
Foreign	1,073	476	430

Income before income taxes	$2,948	$4,020	$4,425

The Company has foreign subsidiaries in Canada and India, both of which generate revenues from foreign clients. Additionally, the Company has foreign subsidiaries in Cananda and India which provide services to its U.S. operations. Accordingly, the Company allocates a portion of its income to these subsidiaries based on a “transfer pricing” model and reports such income as foreign in the above table.

The provision for income taxes, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Current provision:
Federal	$1,101	$1,189	$1,375
State	159	101	143
Foreign	276	161	143

Total current provision	1,536	1,451	1,661

Deferred provision:
Federal	(205)	43	10
State	(73)	6	1
Foreign	64	—	—

Total deferred provision	(214)	49	11

Total provision for income taxes	$1,322	$1,500	$1,672

The reconciliation of income taxes from continuing operations computed using our statutory U.S. income tax rate and the provision for income taxes for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Years Ended December 31,
(Amounts in thousands)	2017		2016		2015
Income taxes computed at the federal statutory rate	$1,002	34.0%	$1,367	34.0%	$1,505	34.0%
State income taxes, net of federal tax benefit	116	3.9	107	2.7	144	3.3
Excess tax benefits from stock options/restricted shares	(140)	(4.7)	—	—	—	—
Estimated charge for U.S. tax reform	372	12.6	—	—	—	—
Difference in income taxes on foreign earnings/other	(28)	(1.0)	26	0.6	23	0.5

	$1,322	44.8%	$1,500	37.3%	$1,672	37.8%

The components of the deferred tax assets and liabilities were as follows:

	At December 31,
	2017	2016
	(Amounts in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$99	$151
Accrued vacation, bonuses and severance	230	334
Stock-based compensation expense	119	164
Acquisition-related transaction costs	501	—

Total deferred tax assets	949	649

Deferred tax liabilities:
Prepaid expenses	160	205
Depreciation, intangibles and other	321	190

Total deferred tax liabilities	481	395

Net deferred tax asset	$468	$254

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, for the three years ended December 31, 2017 is as follows:

	Years Ended December 31,
(Amounts in thousands)	2017	2016	2015
Unrecognized tax benefits, beginning balance	$128	$135	$138
Additions related to current period	—	20	35
Additions related to prior periods	—	—	—
Reductions related to prior periods	(33)	(27)	(38)

Unrecognized tax benefits, ending balance	$95	$128	$135

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2017, 2016 and 2015, the Company had $12,000, $15,000 and $16,000, respectively, accrued for interest and penalties.

10.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

Concurrent with the Company’s July 13, 2017 borrowings under its new credit facility, the Company entered into a 44–month interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. Under the swap contracts, the Company pays interest at a fixed rate of 1.99% and receives interest at a variable rate equal to the daily U.S. LIBOR on a notional amount of $15,000,000. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of interest-rate swap contracts deemed ineffective are recognized in the Consolidated Statements of Operations as interest expense. Prior to July 13, 2017, the Company had outstanding interest-rate swap contracts related to term loan borrowings under the Company’s previous credit agreement. The fair value of the interest-rate swap contracts at December 31, 2017 and 2016 was an asset of $9,000 and a liability of $12,000, respectively, and is reflected in the Consolidated Balance Sheet as other current assets in 2017 and other current liabilities in 2016.

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (“OCI”) for the year ended December 31, 2017 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income	Location of Gain / (Loss) reclassified in Income on Derivatives	Amount of Gain /(Loss) recognized in Income on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)

Interest-Rate
Swap
Contracts	$21	Interest Expense	$(56)	Interest Expense	$—

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (“OCI”) for the year ended December 31, 2016 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income	Location of Gain / (Loss) reclassified in Income on Derivatives	Amount of Gain / (Loss) recognized in Income on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)

Interest-Rate
Swap
Contracts	$19	Interest Expense	$(41)	Interest Expense	$—

Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets (in thousands):

	December 31, 2017		December 31, 2016
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest-Rate Swap Contracts	Other Current Assets	$9	Other Current Liabilities	$12

The estimated amount of pretax (losses) as of December 31, 2017 that is expected to be reclassified from other comprehensive income (loss) into earnings, within the next 12 months is approximately ($50,000).

11.	Shareholders’ Equity

On July 7, 2017 the Company entered into Securities Purchase Agreements with Ashok Trivedi and Sunil Wadhwani pursuant to which the Company agreed to sell to each the number of shares of Company common stock (“Common Stock”) equal to $3.0 million divided by the greater of (i) $7.00 per share of Common Stock and (ii) the closing price of the Common Stock on the NYSE American on July 10, 2017, which was $6.35 per share. On July 13, 2017, the Closing Date of the Company’s acquisition of InfoTrellis’ services division, the Company issued and sold an aggregate of 857,144 shares of Common Stock to Ashok Trivedi and Sunil Wadhwani for $6.0 million in aggregate gross proceeds. The Company used the proceeds from the private placement to fund a portion of the closing date purchase price of the InfoTrellis acquisition.

On October 22, 2014, the Company’s Board of Directors approved the extension of the Company’s existing Share Repurchase Program for an additional two-year period, through December 22, 2016. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws. During 2016 and 2015, the Company purchased 0 and 12,654 shares, respectively, under the Share Repurchase Program. These share repurchases were completed at an average share price, inclusive of transaction cost of $9.49 per share for 2015. The Board of Directors elected not to extend the Share Repurchase Program in December 2016, accordingly no share repurchases were made in 2017.

In addition to shares purchased under the Share Repurchase Program, the Company purchases shares to satisfy employee tax obligations related to its Stock Incentive Plan. In 2017, the Company purchased 2,067 shares at an average price of $9.04 to satisfy employee tax obligations related to the vesting of restricted shares. In 2016, the Company purchased 1,931 shares at an average price of $7.07 to satisfy employee tax obligations related to the vesting of restricted shares.

12.	Revenue Concentration

The Company had two clients that exceeded 10% of total revenues in 2017 (CGI = 12.6% and Accenture PLC = 10.7%). The Company did not have any clients that exceeded 10% of total revenues in 2016 and 2015. Additionally, CGI and Accenture PLC accounted for 7.3% and 5.0% of the Company’s accounts receivable balance at December 31, 2017, respectively.

The Company’s top ten clients represented approximately 47%, 44% and 51% of total revenues in 2017, 2016 and 2015, respectively.

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

For the years ended December 31, 2017, 2016 and 2015, there were nil, 250,000 and nil anti-dilutive stock options that were excluded from the computation of diluted earnings per share, respectively.

The following table sets forth the denominators of the basic and diluted EPS computations.

	Years Ended December 31,
(Amounts in thousands):	2017	2016	2015
Weighted-average shares outstanding:
Basic	4,962	4,393	4,338
Stock options and restricted share units	37	89	103

Diluted	4,999	4,482	4,441

The following table sets forth the computation of basic EPS utilizing net income and the Company’s weighted-average common stock outstanding:

	Years Ended December 31,
(Amounts in thousands, except per share data):	2017	2016	2015
Net income	$1,626	$2,520	$2,753
Basic weighted-average shares outstanding	4,962	4,393	4,338

Basic EPS	$.33	$.57	$.63

The following table sets forth the computation of diluted EPS utilizing net income and the Company’s weighted-average common stock outstanding plus the weighted-average of stock options, restricted shares and performance shares:

	Years Ended December 31,
(Amounts in thousands, except per share data):	2017	2016	2015
Net income	$1,626	$2,520	$2,753
Diluted weighted-average shares outstanding	4,999	4,482	4,441

Diluted EPS	$.33	$.56	$.62

14.	Fair Value Measurements

The Company has adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), related to certain financial and nonfinancial assets and liabilities. ASC 820 establishes the authoritative definition of fair value; sets out a framework for measuring fair value; and expands the required disclosures about fair value measurements. The valuation techniques required by ASC 820 are based on observable and unobservable inputs using the following three-tier hierarchy:

•	Level 1 – Inputs are observable quoted prices (unadjusted) in active markets for identical assets and liabilities.

•	Level 2 – Inputs are observable, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are directly or indirectly observable in the marketplace.

•	Level 3 – Inputs are unobservable that are supported by little or no market activity.

The following table summarizes the basis used to measure financial assets and (liabilities) at fair value on a recurring basis:

	Fair Value as of December 31, 2017
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$0	$9	$0	$9
Contingent consideration liabilities	$0	$0	$(17,125)	$(17,125)

	Fair Value as of December 31, 2016
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$0	$(12)	$0	$(12)

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

15.	Quarterly Financial Information (Amounts in thousands, except per share data):

	Revenues	Gross Profit	Net Income	Earnings Per Share
Year Ended December 31, 2017				Basic	Diluted
First quarter	$33,100	$6,209	$201	$.04	$.04
Second quarter	35,086	7,077	696	.15	.15
Third quarter	39,228	8,818	(136)	(.03)	(.03)
Fourth quarter	40,468	9,525	865	.16	.16

Annual	$147,882	$31,629	$1,626	$.33	$.33

	Revenues	Gross Profit	Net Income	Earnings Per Share
Year Ended December 31, 2016				Basic	Diluted
First quarter	$31,714	$6,113	$11	$.00	$.00
Second quarter	33,629	6,889	945	.22	.21
Third quarter	34,263	6,897	924	.21	.21
Fourth quarter	32,402	6,398	640	.14	.14

Annual	$132,008	$26,297	$2,520	$.57	$.56

16.	Severance Charges

The Company incurred severance costs of $0, $780,000 and $305,000 in 2017, 2016 and 2015, respectively. Severance costs during 2016 related to changes in the Company’s President and Chief Executive Officer and its Vice President of Technology and Chief Information Officer. Severance costs in 2015 related to a change in executive sales leadership.

17.	Business Segments and Geographic Information

Our reporting segments are: 1) Data and Analytics Services; and 2) IT Staffing Services.

The data and analytics services segment was acquired through the July 13, 2017 acquisition of the services division of Canada-based InfoTrellis, Inc. This segment is a project-based consulting services business with specialized capabilities in data management and analytics. The business is marketed as Mastech InfoTrellis and utilizes a dedicated sales team with deep subject matter expertise. Mastech InfoTrellis has offices in Toronto, Canada and Austin, Texas and a global delivery center in Chennai, India. Project-based delivery reflects a combination of on-site resources and offshore resources. Assignments are secured on both a time and material and fixed price basis.

The IT staffing services segment offers staffing services in digital and mainstream technologies; and digital transformation services focused on providing CRM on the cloud through Salesforce.com; driving IT efficiencies through SAP HANA; and using digital methods to enhance organizational learning. These services are marketed using a common sales force and delivered via our domestic and global recruitment centers. While the vast majority of our assignments are based on time and materials, we do have the capabilities to deliver our digital transformation services on a fixed price basis.

Below are the operating results of our reporting segments:

	At December 31,
	2017	2016	2015
	(Amounts in Thousands)
Revenues:
Data and analytics services	$9,185	$—	$—
IT staffing services	138,697	132,008	123,470

Total revenues	$147,882	$132,008	$123,470

Gross Margin %:
Data and analytics services	44.8%	0.0%	0.0%
IT staffing services	19.8%	19.9%	19.3%

Total gross margin %	21.4%	19.9%	19.3%
Segment operating income:
Data and analytics services	$2,531	$—	$—
IT staffing services	5,279	5,320	5,747

Subtotal	7,810	5,320	5,747
Amortization of acquired intangible assets	(1,710)	(813)	(441)
Acquisition-related transaction expenses	(2,019)	—	(624)
Interest expenses and other, net	(1,133)	(487)	(257)

Income before income taxes	$2,948	$4,020	$4,425

Below is a reconciliation of total assets, depreciation and amortization and capital expenditures by segment:

	Total Assets			Depreciation & Amortization			Capital Expenditures
Amounts in thousands:	2017	2016	2015	2017	2016	2015	2017	2016	2015
Data and Analytics Services	$53,683	$—	$—	$925	$—	$—	$11	$—	$—
IT Staffing Services	44,921	39,406	38,477	1,017	1,016	660	1,428	105	168

Total	$98,604	$39,406	$38,477	$1,942	$1,016	$660	$1,439	$105	$168

Below is geographic information related to our revenues from external customers and long-lived assets:

	Revenues			Equipment, Enterprise Software and Leasehold Improvements, net
Amounts in thousands:	2017	2016	2015	2017	2016	2015
United States	$145,513	$132,008	$123,470	$1,730	$494	$578
Canada	1,729	—	—	19	—	—
India	640	—	—	150	64	78

Total	$147,882	$132,008	$123,470	$1,899	$558	$656

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

On July 13, 2017, the Company completed the acquisition of the services division of InfoTrellis, Inc. (the “InfoTrellis Acquisition”). As permitted by SEC guidance, management has excluded this business segment from its assessment of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2017.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (exclusive of the business segment acquired in the InfoTrellis Acquisition) pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. The results of management’s assessment were reviewed with the Company’s Audit Committee.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based upon this assessment, management has concluded and hereby reports that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The Company acquired the services division of Canada-based InfoTrellis, Inc. (the “InfoTrellis Acquisition”) on July 13, 2017. As permitted by SEC guidance, management has excluded this business segment from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The net revenues attributable to the business segment acquired in the InfoTrellis Acquisition were approximately $9.2 million from the July 13, 2017 acquisition date through December 31, 2017, representing approximately 6.2% of our consolidated revenues for the year ended December 31, 2017. Total assets of this business segment (excluding goodwill and intangible assets) at December 31, 2017 were approximately $7.3 million, representing approximately 19.6% of our consolidated total assets (excluding goodwill and intangible assets) as of December 31, 2017.

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

Information required by this Item, not set forth below, is incorporated herein by reference from the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for May 16, 2018, which will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2017 (the “Proxy Statement”) under the headings “Proposal No. 1 – Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Committees and Meetings”.

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

The following Consolidated Financial Statements of the registrant and its subsidiaries are included on pages 40 to 70 and the report of Independent Registered Public Accounting Firm is included on page 39 in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets – December 31, 2017 and 2016.

Consolidated Statements of Operations – Years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Comprehensive Income – Years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Cash Flows – Years ended December 31, 2017, 2016 and 2015.

Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedules

The following Consolidated Financial Statement schedules shown below should be read in conjunction with the Consolidated Financial Statements on pages 40 to 70 in this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or notes thereto.

The following items appear immediately on the following page:

Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015.

3.	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

MASTECH DIGITAL, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(Amounts in thousands)

	Balance at beginning of period	Charged to expense (credited)	Recoveries/ (Write-offs)	Balance at end of period
Allowance for Doubtful Accounts:
Year ended December 31, 2017	$388	$10	$—	$398
Year ended December 31, 2016	313	75	—	388
Year ended December 31, 2015	260	53	—	313

Exhibit	Index Description Exhibit

2.1**	Asset Purchase Agreement, dated as of May 8, 2015, by and among Hudson Global, Inc., Hudson Global Resources Management, Inc. and Mastech, Inc., incorporated by reference to Exhibit 2.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 11, 2015

2.2**	Asset Purchase Agreement, dated July 7, 2017, by and among Mahmood Abbas, Zahid Naeem, Sachin Wadhwa, Infotrellis Inc. and Mastech InfoTrellis Digital, Ltd., incorporated by reference to Exhibit 2.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

2.3**	Asset Purchase Agreement, dated July 7, 2017, by and among Mahmood Abbas, Zahid Naeem, Sachin Wadhwa, Infotrellis Inc. and Mastech InfoTrellis, Inc., incorporated by reference to Exhibit 2.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

2.4**	Share Purchase Agreement, dated July 7, 2017, by and amongst Mastech Digital Data, Inc., 2291496 Ontario Inc., InfoTrellis India Private Limited, Mastech Digital Private Limited and Kumaran Sasikanthan, incorporated by reference to Exhibit 2.3 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

3.1	Amended and Restated Articles of Incorporation of Mastech Digital, Inc., incorporated by reference to Exhibit 3.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on September 12, 2016

3.2	Amended and Restated Bylaws of Mastech Digital, Inc., incorporated by reference to Exhibit 3.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on September 12, 2016

4.1	Form of Common Stock Certificate of Mastech Digital, Inc., incorporated by reference to Exhibit 4.1 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

4.2	Registration Rights Agreement, dated July 13, 2017, by and between Mastech Digital, Inc., Ashok Trivedi, as trustee of the Ashok K. Trivedi Revocable Trust, and Sunil Wadhwani, as trustee of The Revocable Declaration of Trust of Sunil Wadhwani, incorporated by reference to Exhibit 4.1 to Mastech Digital, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017

10.1†	Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), effective as of May 14, 2014, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2016

10.2†	Amendment to Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), executed May 18, 2016, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2016

10.3	Credit Agreement, dated July 13, 2017, by and among Mastech Digital, Inc., certain subsidiaries of Mastech Digital, Inc., PNC Bank, National Association, as administrative agent, swing loan lender and issuing lender, PNC Capital Markets LLC, as sole lead arranger and sole bookrunner, and certain financial institutions party thereto as lenders, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 19, 2017

10.4	Pledge Agreement, dated July 13, 2017, made by Mastech Digital, Inc. and certain subsidiaries of Mastech Digital, Inc., incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 19, 2017

10.5	Securities Purchase Agreement, dated July 7, 2017, by and between Mastech Digital, Inc. and Ashok Trivedi, as trustee of the Ashok K. Trivedi Revocable Trust, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

Exhibit	Index Description Exhibit

10.6	Securities Purchase Agreement, dated July 7, 2017, by and between Mastech Digital, Inc. and Sunil Wadhwani, as trustee of The Revocable Declaration of Trust of Sunil Wadhwani, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

10.7†	Third Amended and Restated Executive Employment Agreement, dated as of March 21, 2018, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and Vivek Gupta, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 22, 2018

10.8†	Second Amended and Restated Executive Employment Agreement, dated as of March 21, 2018, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and John J. Cronin, Jr., incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 22, 2018

10.9	Lease Agreement, dated April 2, 2014, between PIBP 210 LLP and Mastech Digital, Inc., incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on April 7, 2014

10.10†	Form of Restricted Stock Agreement under the Mastech Digital, Inc. Stock Incentive Plan (as amended and restated), incorporated by reference to Exhibit 10.9 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

10.11†	Form of Non-Qualified Stock Option Agreement under the Mastech Digital, Inc. Stock Incentive Plan (as amended and restated), incorporated by reference to Exhibit 10.10 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

10.12†	Summary of Director Compensation Arrangements

14.1	Mastech Digital, Inc.’s Code of Business Conduct and Ethics, as adopted on September 15, 2016, incorporated by reference to Exhibit 14.1 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

21.1	List of Subsidiaries of Mastech Digital, Inc.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit	Index Description Exhibit

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Designates the Company’s management contracts or compensation plans or arrangements for its executive officers.
*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith.
**	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to these agreements have not been filed. Mastech Digital, Inc. hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of March, 2018.

MASTECH DIGITAL, INC.

/S/ VIVEK GUPTA
Vivek Gupta President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on this 23rd day of March, 2018.

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