Form 10-Q
period 2018-03-31
Mastech Digital, Inc.
filed 2018-05-11
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2018 was 5,461,712.

MASTECH DIGITAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$43,333	$33,100
Cost of revenues	33,072	26,891

Gross profit	10,261	6,209
Selling, general and administrative expenses	7,823	5,806

Income from operations	2,438	403
Interest income (expense), net	(473)	(102)
Other income (expense), net	(39)	21

Income before income taxes	1,926	322
Income tax expense	546	121

Net income	$1,380	$201

Earnings per share:
Basic	$.25	$.04

Diluted	$.25	$.04

Weighted average common shares outstanding:
Basic	5,461	4,499

Diluted	5,529	4,561

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$1,380	$201
Other comprehensive income:
Net unrealized gain on interest-rate swap contracts	122	11
Foreign currency translation adjustments	(42)	—

Total pretax net unrealized gain	80	11
Income tax expense	31	5

Total other comprehensive income, net of taxes	$49	$6

Total comprehensive income	$1,429	$207

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,267	$2,478
Accounts receivable, net of allowance for uncollectible accounts of $408 in 2018 and $398 in 2017	24,784	22,876
Unbilled receivables	8,777	7,786
Prepaid and other current assets	868	1,533

Total current assets	35,696	34,673
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,411	1,395
Enterprise software	2,100	1,986
Leasehold improvements	365	365

	3,876	3,746
Less – accumulated depreciation and amortization	(1,902)	(1,847)

Net equipment, enterprise software, and leasehold improvements	1,974	1,899
Deferred income taxes	475	468
Non-current deposits	294	255
Goodwill	35,844	35,844
Intangible assets, net	24,772	25,465

Total assets	$99,055	$98,604

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,194	$4,003
Current portion of contingent consideration liability	6,125	—
Accounts payable	4,395	5,028
Accrued payroll and related costs	7,129	8,969
Other accrued liabilities	2,296	1,679
Deferred revenue	191	430

Total current liabilities	24,330	20,109

Long-term liabilities:
Long-term debt, less current portion, net	34,968	34,149
Contingent consideration liability, less current portion	11,000	17,125
Long-term accrued income taxes	68	68

Total liabilities	70,366	71,451
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 125,000,000 shares authorized and 6,282,348 shares issued as of March 31, 2018 and 6,281,235 as of December 31, 2017	63	63
Additional paid-in-capital	20,411	20,304
Retained earnings	12,303	10,923
Accumulated other comprehensive income	66	17
Treasury stock, at cost; 820,636 shares as of March 31, 2018 and as of December 31, 2017	(4,154)	(4,154)

Total shareholders’ equity	28,689	27,153

Total liabilities and shareholders’ equity	$99,055	$98,604

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net income	$1,380	$201
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	748	252
Bad debt expense	10	—
Interest amortization of deferred financing costs	22	9
Stock-based compensation expense	105	107
Deferred income taxes, net	(7)	8
Loss of disposition of fixed assets	—	4
Working capital items:
Accounts receivable and unbilled receivables	(2,909)	(2,275)
Prepaid and other current assets	756	(23)
Accounts payable	(633)	989
Accrued payroll and related costs	(1,840)	(2,365)
Other accrued liabilities	617	(50)
Deferred revenue	(239)	(111)

Net cash flows (used in) operating activities	(1,990)	(3,254)

INVESTING ACTIVITIES:
Payment for non-current deposits	(39)	(6)
Capital expenditures	(130)	(37)

Net cash flows (used in) investing activities	(169)	(43)

FINANCING ACTIVITIES:
Borrowings on revolving credit facility, net	1,941	3,794
(Repayments) on term loan facility	(953)	(450)
Proceeds from the exercise of stock options	2	—

Net cash flows provided by financing activities	990	3,344

Effect of exchange rate changes on cash and cash equivalents	(42)	—

Net change in cash and cash equivalents	(1,211)	47
Cash and cash equivalents, beginning of period	2,478	829

Cash and cash equivalents, end of period	$1,267	$876

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(Unaudited)

1.	Description of Business and Basis of Presentation:

Basis of Presentation

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

Accounting Principles

The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the SEC on March 23, 2018. Additionally, our operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018 or for any other period.

Principles of Consolidation

The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the three months ended March 31, 2018.

Segment Reporting

The Company has two reportable segments, in accordance with ASC Topic 280 “Disclosures About Segments of an Enterprise and Related Information”: Data and Analytics Services and IT Staffing Services.

2.	Revenue from Contracts with Customers

As of January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” using the modified retrospective method. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those services. The implementation of the new standard had no impact on the measurement of recognition of revenue of prior periods and we expect the impact of this new standard to be immaterial to us on an ongoing basis. Additional disclosures have been added in accordance with the ASU.

The Company recognizes revenue on time-and-material contracts as services are performed and expenses are incurred. Time-and-material contracts typically bill at an agreed-upon hourly rate, plus out-of-pocket expense reimbursement. Out-of-pocket expense reimbursement amounts vary by assignment, but on average represent less than 2% of total revenues. Revenue is earned on a per transaction or labor hour basis, as that amount directly corresponds to the value of the Company’s performance. Revenue recognition is negatively impacted by holidays and consultant vacation and sick days.

The Company recognizes revenue on fixed price contracts as services are rendered and uses a cost-based input method to measure progress. Determining a measure of progress requires management to make judgments that affect the timing of revenue recognized. Under the cost-based input method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. The company has determined that the cost-based input method provides a faithful depiction of the transfer of goods or services to the customer. Estimated losses are recognized immediately in the period in which current estimates indicate a loss. We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which may be refundable.

We do not sell, lease or otherwise market computer software or hardware, and essentially 100

% of our revenue is derived from the sale of data and analytics, IT staffing and digital transformation services. We expense sales commissions in the same period in which revenues are realized. These costs are recorded within sales and marketing expenses.

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

The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Three Months Ended March 31,
	2018	2017
	(Amounts in millions)
Data and Analytics Services Segment
Time-and-material Contracts	$5.6	$—
Fixed-price Contracts	1.0	—

Subtotal Data and Analytics Services	$6.6	$—

IT Staffing Services Segment
Time-and-material Contracts	$36.7	$33.0
Fixed-price Contracts	—	0.1

Subtotal IT Staffing Services	$36.7	$33.1

Total Revenues	$43.3	$33.1

For the three months ended March 31, 2018, the Company had one client (CGI = 12.1%) that exceeded 10% of total revenues. For the three months ended March 31, 2017, the Company had the same one client (CGI = 13.0%) that exceeded 10% of total revenues.

The Company’s top ten clients represented approximately 45% and 47% of total revenues for the three months ended March 31, 2018 and 2017, respectively.

The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Three Months Ended March 31,
	2018	2017
	(Amounts in millions)
United States	$42.0	$33.1
Canada	1.1	—
India and other	0.2	—

Total	$43.3	$33.1

3.	Business Combinations

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

On April 20, 2018, we entered into an amendment to the Credit Agreement. Refer to Note 16 “Subsequent Event” to our Condensed Consolidated Financial Statements included in Item 1 herein for further details regarding this amendment.

The acquisition was accounted for using the acquisition method of accounting. The acquisition method of accounting requires that the assets acquired and liabilities assumed be measured at their fair value as of the closing date.

The following table summarizes the fair value of consideration for the Acquired Business on the July 13, 2017 closing date:

(in thousands)	Amounts
Cash purchase price at closing	$35,750
Working capital adjustments	(861)
Estimated payout of contingent consideration (1)	17,125

Total Fair Value of Consideration	$52,014

(1)	Based on a valuation conducted by an independent third party, the fair value of contingent consideration at the closing date was determined to be $17.1 million.

The cash purchase price at closing was paid with funds obtained from the following sources:

(in thousands)	Amounts
Cash balances on hand	$341
Sale of common stock in a private placement transactions	6,000
Term loan debt facility	30,500
Revolving line of credit	9,000
Payoff of previous credit facility	(10,091)

Cash paid at Closing	$35,750

The preliminary allocation of the purchase price was based on estimates of the fair value of assets acquired and liabilities assumed as of July 13, 2017, as set forth below. The excess purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce. Goodwill is expected to be largely deductible for tax purposes. The fair value of net assets acquired is as follows:

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

The Company incurred $2.0 million of transaction costs related to the acquisition in 2017. No transaction costs were incurred for the three months ended March 31, 2018 and 2017.

Included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2018 are revenues of $6.6 million and net income of $0.9 million applicable to the InfoTrellis operations acquired on July 13, 2017.

The following reflects the Company’s unaudited pro forma results had the results of InfoTrellis been included for all periods presented:

	Three Months Ended March 31,
	2018	2017
	(Amounts in thousands)
Revenue	$43,333	$38,713
Net income	$1,380	$854
Earnings per share-diluted	$0.25	$0.16

The information above does not reflect all of the operating efficiencies or inefficiencies that may have resulted from the InfoTrellis acquisition in those periods prior to such acquisition. Therefore, the unaudited pro forma information above is not necessarily indicative of results that would have been achieved had the business been combined during all periods presented.

4.	Goodwill and Other Intangible Assets, net

Goodwill related to our June 15, 2015 acquisition of Hudson Global Resources Management’s U.S. IT staffing business (“Hudson IT”) totaled $8.4 million. Goodwill related to or July 13, 2017 acquisition of the services division of InfoTrellis totaled $27.4 million.

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of March 31, 2018 and December 31, 2017:

		March 31, 2018
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT staffing services:
Client relationships	12	$7,999	$1,861	$6,138
Covenant-not-to-compete	5	319	178	141
Trade name	3	249	232	17
Data and analytics services:
Client relationships	12	16,671	983	15,688
Covenant-not-to-compete	5	761	108	653
Trade name	5	1,221	173	1,048
Technology	7	1,209	122	1,087

Total Intangible Assets		$28,429	$3,657	$24,772

		December 31, 2017
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT staffing services:
Client relationships	12	$7,999	$1,694	$6,305
Covenant-not-to-compete	5	319	162	157
Trade name	3	249	211	38
Data and analytics services:
Client relationships	12	16,671	636	16,035
Covenant-not-to-compete	5	761	70	691
Trade name	5	1,221	112	1,109
Technology	7	1,209	79	1,130

Total Intangible Assets		$28,429	$2,964	$25,465

Amortization expense for the three months ended March 31, 2018 and 2017 totaled $693,000 and $203,000, respectively and is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2018 through 2022 is as follows:

	Years Ended December 31,
	2018	2019	2020	2021	2022
	(Amounts in thousands)
Amortization expense	$2,727	$2,689	$2,654	$2,625	$2,443

5.	Commitments and Contingencies

Lease Commitments

The Company rents certain office space and equipment under non-cancelable leases which provide for future minimum rental payments. Total lease commitments have not materially changed from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S. based salaried employees. Concurrent with the acquisition of Hudson IT, the Company expanded employee eligibility under the Retirement Plan to include all U.S. based W-2 hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. For Hudson IT employees enrolled in the Hudson Employee Retirement Savings Plan under the Code at the acquisition date, the Company provides a matching contribution of 50% of the first 6% of the participant’s contributed pay, subject to vesting based on the combined tenure with Hudson and Mastech Digital. For all other employees, the Company did not provide for any matching contributions for the three months ended March 31, 2018 and 2017. Mastech Digital’s total contributions to the Retirement Plan for the three months ended March 31, 2018 and 2017 related to the former Hudson IT employees totaled approximately $21,000 and $30,000, respectively.

7.	Stock-Based Compensation

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 1,400,000 shares of the Company’s Common Stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three months ended March 31, 2018, the Company granted 12,690 restricted share units and 90,000 stock options at a strike price of $14.92 under the Plan. During the three months ended March 31, 2017, no grants were made under the Plan. As of March 31, 2018 and December 31, 2017, there were 29,000 shares and 132,000, respectively available for future grant under the Plan.

Stock-based compensation expense for the three months ended March 31, 2018 and 2017 was $105,000 and $107,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2018 and 2017, the Company issued 1,113 and 0 shares, respectively, related to the exercising of stock options.

8.	Credit Facility

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

The Company pledged substantially all of its assets in support of the Credit Agreement. The credit agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the credit agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of March 31, 2018, the Company was in compliance with all provisions under the facility.

In connection with securing the commitments under the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $435,000, which were capitalized and are being amortized as interest expense over the life of the facility. Debt financing costs of $373,000 and $395,000 (net of amortization) as of March 31, 2018 and December 31, 2017, respectively, are presented as reductions in long-term debt in the Company’s Condensed Consolidated Balance Sheets.

As of March 31, 2018 and December 31, 2017, the Company’s outstanding borrowings under the Revolver totaled $11.0 million and $9.0 million, respectively; and unused borrowing capacity available was approximately $13.5 million and $13 million, respectively. The Company’s outstanding borrowings under the term loan were $28.6 million and $29.5 million at March 31, 2018 and December 31, 2017, respectively. The Company believes the eligible borrowing base on the revolver will not fall below current outstanding borrowings for a period of time exceeding one year and has classified the $11.0 million net outstanding debt balance at March 31, 2018, as long-term.

On April 20, 2018, we entered into an amendment to the Credit Agreement. Refer to Note 16 “Subsequent Event” to our Condensed Consolidated Financial Statements included in Item 1 herein for further details regarding this amendment.

9.	Income Taxes

The components of income before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three months ended March 31, 2018 and, 2017:

	Three Months Ended March 31,
	2018	2017
	(Amounts in thousands)
Income before income taxes:
Domestic	$1,297	$197
Foreign	629	125

Income before income taxes	$1,926	$322

The Company has foreign subsidiaries in Canada and India, both of which generate revenues from foreign clients. Additionally, the Company has foreign subsidiaries in Canada and India which provide services to its U.S. operations. Accordingly, the Company allocates a portion of its income to these subsidiaries based on a “transfer pricing” model and reports such income as foreign in the above table.

The provision for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(Amounts in thousands)
Current provision:
Federal	$324	$67
State	90	8
Foreign	171	42

Total current provision	585	117

Deferred provision (benefit):
Federal	(33)	3
State	(9)	1
Foreign	3	—

Total deferred provision (benefit)	(39)	4

Total provision for income taxes	$546	$121

The Tax Cut and Jobs Act of 2017 (the “Tax Act”) enacted on December 22, 2017 introduced significant changes to U.S. income tax law. Effective 2018, the Tax Act reduced the U.S. statutory tax rate from 34% to 21% and created new taxes on certain foreign-sourced earnings and certain intercompany payments.

We have not fully completed our accounting for the income tax effects of the Tax Act. As discussed in the SEC Staff Accounting Bulletin No. 118, the accounting for the Tax Act should be completed within one year from the Tax Act enactment. During the three months ended March 31, 2018, we have made no adjustments to the provisional amounts recorded at December 31, 2017. Any adjustments to the provisional amounts recorded at December 31, 2017 will be reflected upon the completion of our accounting for the Tax Act.

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three months ended March 31, 2018 and 2017 were as follows (amounts in thousands):

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
Income taxes computed at the federal statutory rate	$404	21.0%	$109	34.0%
State income taxes, net of federal tax benefit	81	4.2	9	2.8
Excess tax benefits from stock options/restricted shares	(2)	(0.1)	—	—
Difference in income tax rate on foreign earnings/other	63	3.3	3	0.8

	$546	28.4%	$121	37.6%

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, are as follows:

(Amounts in thousands)	Three Months Ended March 31, 2018
Balance as of December 31, 2017	$95
Additions related to current period	—
Additions related to prior periods	—
Reductions related to prior periods	—

Balance as of March 31, 2018	$95

Although it is difficult to anticipate the final outcome of these uncertain tax positions, the Company believes that the total amount of unrecognized tax benefits could be reduced by approximately $40,000 during the next twelve months due to the expiration of the statutes of limitation.

10.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

Concurrent with the Company’s July 13, 2017 borrowings under its new credit facility, the Company entered into a 44–month interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. Under the swap contracts, the Company pays interest at a fixed rate of 1.99% and receives interest at a variable rate equal to the daily U.S. LIBOR on a notional amount of $15,000,000. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Condensed Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of interest-rate swap contracts deemed ineffective are recognized in the Consolidated Statements of Operations as interest expense. Prior to July 13, 2017, the Company had outstanding interest-rate swap contracts related to term loan borrowings under the Company’s previous credit agreement. The fair value of the interest-rate swap contracts at March 31, 2018 and December 31, 2017 was an asset of $131,000 and $9,000, respectively, and is reflected in the Condensed Consolidated Balance Sheets as other current assets.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income are as follows (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Location of Gain / (Loss) reclassified in Income (Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income (Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
For the Three Months Ended March 31, 2018:
Interest-Rate Swap Contract	$122	Interest Expense	$(14)	Interest Expense	$—

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Location of Gain / (Loss) reclassified in Income (Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income (Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
For the Three Months Ended March 31, 2017:
Interest-Rate Swap Contract	$11	Interest Expense	$(6)	Interest Expense	$—

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2018		December 31, 2017
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest-Rate Swap Contracts	Other Current Assets	$131	Other Current Assets	$9

The estimated amount of pretax (losses) as of March 31, 2018 that is expected to be reclassified from other comprehensive income (loss) into earnings within the next 12 months is approximately ($50,000).

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

At March 31, 2018 and December 31, 2017, the Company carried the following financial assets (liabilities) at fair value measured on a recurring basis (in thousands):

	Fair Value as of March 31, 2018
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$131	$—	$131
Contingent consideration liability	$—	$—	$(17,125)	$(17,125)

	Fair Value as of December 31, 2017
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$9	$—	$9
Contingent consideration liability	$—	$—	$(17,125)	$(17,125)

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

12.	Shareholders’ Equity

The Company purchases shares to satisfy employee tax obligations related to its Stock Incentive Plan. During the three months ended March 31, 2018 and 2017, no purchases were made to satisfy employee tax obligations related to the vesting of restricted stock.

13.	Earning Per Share

The computation of basic earnings per share is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.

For the three months ended March 31, 2018, there were 90,000 anti-dilutive stock options excluded from the computation of diluted earnings per share. For the three months ended March 31, 2017, there were 250,000 anti-dilutive stock options excluded from the computation of diluted earnings per share.

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

	Three Months Ended March 31,
	2018	2017
	(Amounts in thousands)
Revenues:
Data and analytics services	$6,572	$—
IT staffing services	36,761	33,100

Total revenues	$43,333	$33,100

Gross Margin %:
Data and analytics services	44.3%	—
IT staffing services	20.0%	18.8%

Total gross margin %	23.7%	18.8%

Segment operating income:
Data and analytics services	$1,775	$—
IT staffing services	1,356	606

Subtotal	3,131	606
Amortization of acquired intangible assets	(693)	(203)
Interest expenses and other, net	(512)	(81)

Income before income taxes	$1,926	$322

Below is a reconciliation of segment total assets to consolidated total assets:

	At March 31,
	2018	2017
	(Amounts in thousands)
Total assets:
Data and analytics services	$53,174	$—
IT staffing services	45,881	41,575

Total assets	$99,055	$41,575

Below is geographic information related to our revenues from external customers:

	Three Months Ended March 31,
	2018	2017
	(Amounts in thousands)
United States	$42,017	$33,100
Canada	1,085	—
India and Other	231	—

Total revenues	$43,333	$33,100

15.	Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which provides for a single five-step model to be applied to all revenue contracts with customers. The new guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Entities can use either a retrospective approach or a cumulative effect adjustment approach to implement the guidance. In 2015, the FASB issued a deferral of the effective date of the guidance to 2018, with early adoption permitted in 2017. In 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 to amend ASU 2014-09 for technical corrections and improvements and to clarify the implementation guidance for 1) principal versus agent considerations, 2) identifying performance obligations, 3) the accounting for licenses of intellectual property and 4) narrow scope improvements on assessing collectability, presentation of sales taxes, non-cash consideration and completed contracts and contract modifications at transition. The Company adopted the new guidance on January 1, 2018, using the modified retrospective method, with no impact on its 2017 and 2018 financial statements. The cumulative effect of initially applying the new guidance had no impact on the opening balance of retained earnings as of January 1, 2018. The Company does not expect the new guidance to have a material impact on its financial statements in future periods. Additional disclosures have been included in Note 2 in accordance with the requirements of the new guidance.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this ASU on January 1, 2018 with no material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments”. Current GAAP either is unclear or does not include specific guidance on eight specific cash flow classification issues included in the amendments in this ASU. The ASU addresses these cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this ASU on January 1, 2018 with no material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”. Entities have defined the term “modification” in a broad manner resulting in diversity in modification accounting practice. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018 with no material impact on its consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740); Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This ASU provides accounting and disclosure guidance relating to the Tax Cuts and Jobs Act pursuant to the issuance of SEC Staff Accounting Bulletin No. 118. The guidance allows a company to report provisional amounts when reasonable estimates are determinable for certain income tax effects relating to the Act. These provisional amounts may give rise to new current or deferred taxes based on certain provisions within the Act, as well as adjustments to existing current or deferred taxes that existed prior to the Act’s enactment date. In the fourth quarter of 2017, the Company incurred an estimated one-time, non-cash charge of $372,000 related to the enactment of the Act. The charge related to the re-measurement of the Company’s deferred tax assets arising from a lower U.S. corporate tax rate of $294,000 and a $78,000 charge related to a one-time transition tax applicable to the new dividend exemption system related to foreign earnings. The provisional estimates recorded at December 31, 2017 were not adjusted during the three months ended March 31, 2018. Any adjustments will be reflected upon completion of our accounting for the Tax Act within one year from the Tax Act enactment.

Recent Accounting Pronouncements not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The main difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. We are currently assessing the potential impact of ASU 2016-02 and expect adoption will have a material impact on our consolidated financial condition and results of operations. Contractual obligations on lease arrangements as of March 31, 2018 approximated $2.7 million.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the ASU. The Company does not expect this ASU to have a material impact on its financial statements.

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

16.	Subsequent Event

On April 20, 2018, we entered into an amendment to our Credit Agreement dated as of July 13, 2017. This amendment: (i) reduces the aggregate commitment amount of the revolving credit facility from $27.5 million to $22.5 million, which amount is subject to increase to an aggregate commitment amount not exceeding $32.5 million upon satisfaction of certain conditions; (ii) increases the aggregate commitment amount of the swing loan subfacility under the revolving credit facility from $3.0 million to $5.0 million; and (iii) amends the financial covenant in the Credit Agreement related to the Company’s leverage ratio (as defined in the Credit Agreement) by increasing the maximum permitted leverage ratio for each of the fiscal quarters ending on or prior to September 30, 2019. Our desired results of entering into this amendment were to increase our financial flexibility; lower our unused line fees and improve the mechanics of how we manage our cash balances.

On April 25, 2018, the Company filed with the Securities and Exchange Commission, a current report on Form 8-K providing additional details of this amendment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2017, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 23, 2018.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about future events, future performance, plans, strategies, expectations, prospects, competitive environment and regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words, “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend” or the negative of these terms or similar expressions in this quarterly report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors”, “Forward-Looking Statements” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2017. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update forward-looking statements and the estimates and assumptions associated with them, after the date of this quarterly report on Form 10-Q, except to the extent required by applicable securities laws.

Website Access to SEC Reports:

The Company’s website is www.mastechdigital.com. The Company’s Annual Report on Form 10-K for the year ended December 31, 2017, current reports on Form 8-K and all other reports filed with the SEC, are available free of charge on the Investors page. The website is updated as soon as reasonably practical after such reports are filed electronically with the SEC.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the three months ended March 31, 2018.

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

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general North American economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the second half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies and in 2010, market conditions continued to strengthen over the course of the year. In 2011 through 2013, activity levels continued to trend up in most technologies and sales channels. During 2014 and 2015, we continued to see a steady flow of solid activity in our contract staffing business; however, tightness in the supply side (skilled IT professionals) of our business during these years negatively impacted our new assignment successes. Solid activity levels in our contract staffing business continued during 2016 and 2017, however, recruitment challenges remained due to the tightness in the supply of skilled IT professionals. Entering 2018, we are encouraged by job growth in the U.S and an expanding global economy, as well as potential stimulus associated with the Tax Cut and Jobs Act of 2017. We believe that supply side pressures will persist in both of our business segments, but view market conditions as generally positive.

In addition to tracking general U.S. economic conditions, a large portion of our revenues is generated from a limited number of clients. Accordingly, our trends and outlook are impacted by the prospects and well-being of these specific clients. This “account concentration” factor may cause our results of operations to deviate from the prevailing U.S. economic trends from time to time.

Within the IT staffing business many larger users of these services are employing third-party managed service providers “MSP” to manage their contractor spending in an effort to drive down overall costs. This trend towards utilizing the MSP model may pressure gross margins in the future.

Results of Operations for the Three Months Ended March 31, 2018 as Compared to the Three Months Ended March 31, 2017:

InfoTrellis Acquisition

As described above, since the July 13, 2017 closing of the InfoTrellis acquisition, we have operated in two reporting segments – Data and Analytics Services; and IT Staffing Services. Our results of operations for periods prior to July 13, 2017 do not include any financial data for our Data and Analytics Services segment and are therefore not fully comparable to our results of operations for periods subsequent to the InfoTrellis acquisition.

Revenues:

Revenues for the three months ended March 31, 2018 totaled $43.3 million compared to $33.1 million for the corresponding three month period in 2017. This 31% year-over-year revenue increase reflected the July 13, 2017 acquisition of InfoTrellis’ data management and analytics services business and 11% growth in our IT staffing segment. For the three months ended March 31, 2018, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 12.1%). For the three months ended March 31, 2017, the Company had the same one client that had revenues in excess of 10% of total revenues (CGI = 13.0%). The Company’s top ten clients represented approximately 45% and 47% of total revenues for the three months ended March 31, 2018 and 2017, respectively.

Below is a tabular presentation of revenues by reportable segment for the three months ended March 31, 2018 and 2017, respectively:

Revenues (Amounts in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Data and Analytics Services	$6,572	$—
IT Staffing Services	36,761	33,100

Total revenues	$43,333	$33,100

Revenues from our Data and Analytics Services segment totaled $6.6 million in the first quarter ending March 31, 2018, compared to $5.1 million in the previous quarter ending December 31, 2017. This is the second consecutive quarter that sequential revenues grew by nearly 30%. Activity levels during first quarter 2018 continued to be strong and several new assignments were booked during the quarter.

Revenues from IT Staffing Services segment totaled $36.7 million in the three months ended March 31, 2018 compared to $33.1 million during the corresponding 2017 period. This 11% organic increase reflected a higher level of billable consultants in the 2018 quarter, partially offset by a lower average bill rate. Billable consultant headcount at March 31, 2018 totaled 1,013-consultants compared to 893-consultants one-year earlier. Increased demand for our staffing services and improved efficiencies at our global recruitment center were largely responsible for this improvement. Our average bill rate decreased during the 2018 quarter to $73.34/ per hour compared to $75.40 / per hour in the 2017 quarter. The decrease in our average bill rate was due to lower rates on new assignments over the last half of 2017 and is reflective of the types of skill-sets that we deployed. However, when compared to fourth quarter 2017, our first quarter 2018 bill rate increased by approximately $1.00/ per hour. Permanent placement / fee revenues were approximately $0.2 million during the quarter, which was ahead of last year’s performance.

Gross Margins:

Gross profits in the first quarter of 2018 totaled $10.3 million, compared to $6.2 million in the first quarter of 2017. Gross profit as a percentage of revenue was 23.7% for the three month period ending March 31, 2018 compared to 18.8% during the same period of 2017. This 490-basis point improvement reflected the consolidation of the financial results of our Data and Analytics Services segment, which has a gross margin profile that is materially higher than our IT staffing segment and a 120-basis point organic improvement in our IT Staffing Services segment’s gross margins.

Below is a tabular presentation of gross margin by reporting segment for the three months ended March 31, 2018 and 2017, respectively:

Gross Margin	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Data and Analytics Services	44.3%	—%
IT Staffing Services	20.0	18.8

Total gross margin	23.7%	18.8%

Gross margins from our Data and Analytics Services segment were 44.3% of revenues during the first quarter of 2018. This compares to gross margins of 45.3% in the fourth quarter of 2017. The margin decline from the previous quarter reflected higher bench costs in the first quarter of 2018 as the Company invested in expanding its practice capabilities.

Gross margins from our IT Staffing Services segment were 20.0% in the first quarter of 2018 compared to 18.8% million during the corresponding quarter of 2017. This 120-basis point increase was due to better gross margins on assignment secured during the first quarter of 2018 and higher direct hire revenues / fees, when compared to the corresponding quarter of 2017. The higher margins also reflects our focus on advance technology skill-sets.

Selling, General and Administrative (“S,G&A”) Expenses:

Below is a tabular presentation of operating expenses by sales, operations, amortization of acquired intangible assets and general and administrative categories for the three months ended March 31, 2018 and 2017, respectively:

S,G&A Expenses (Amounts in millions)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Data and Analytics Services Segment
Sales and Marketing	$0.6	$—
Operations	0.1	—
Amortization of Acquired Intangible Assets	0.5	—
General & Administrative	0.4	—

Subtotal Data and Analytics Services	$1.6	$—

IT Staffing Services Segment
Sales and Marketing	$2.1	$2.1
Operations	2.1	2.1
Amortization of Acquired Intangible Assets	0.2	0.2
General & Administrative	1.8	1.4

Subtotal IT Staffing Services	$6.2	$5.8

Total S,G&A Expenses	$7.8	$5.8

S,G&A expenses for the three months ended March 31, 2018 totaled $7.8 million or 18.1% of total revenues, compared to $5.8 million or 17.5% of revenues for the three months ended March 31, 2017. Excluding amortization of acquired intangible assets in both periods S,G&A as a percentage of total revenues would have been 16.5% and 16.9%, respectively. Fluctuations within S,G&A expense components during the first quarter of 2018, compared to the first quarter of 2017, included the following:

•	Sales expense increased by $0.6 million in the 2018 period compared to 2017. The entire increase was related to the acquisition of our Data and Analytics Services segment in July 2017. Sales expense in our IT Staffing Services segment was largely flat on a year-over-year basis.

•	Operations expense increased by $0.1 million in the 2018 period compared to 2017 primarily related to our new Data and Analytics Services segment.

•	Amortization of acquired intangible assets was $0.5 million higher in the 2018 period compared to 2017. This entire increase reflected the amortization related to the acquisition of our Data and Analytics Services segment.

•	General and administrative expense increased by $0.8 million in the 2018 period compared to 2017. Approximately $0.4 million was related to our new Data and Analytics Services segment and $0.4 million was related to our IT Staffing Services segment. The increase in our IT Staffing Services segment in the 2018 period was due to the following: higher management bonus accruals ($0.2 million); higher travel expenses ($0.1 million); and higher tax and accounting fees ($0.1 million).

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended March 31, 2018 consisted of interest expense of ($473,000) and foreign exchange losses of ($39,000). For the three months ended March 31, 2017, Other Income / (Expense) consisted of interest expense of ($102,000) and foreign exchange gains of $21,000. The higher level of interest expense was due to increased borrowings to fund the acquisition of our Data and Analytics Services segment.

Income Tax Expense:

Income tax expense (benefit) for the three months ended March 31, 2018 totaled $546,000, representing an effective tax rate on pre-tax income of 28.4%, compared to $121,000 for the three months ended March 31, 2017, which represented a 37.6% effective tax rate on pre-tax income. The lower effective tax rate largely reflects the impact of the Tax Cut and Jobs Act of 2017, which lowered the U.S. federal income tax rate to 21%.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

At March 31, 2018, we had bank debt, net of cash balances on hand, of $38 million and approximately $13.5 million of borrowing capacity under our existing credit facility.

Historically, we have funded our organic business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At March 31, 2018, our accounts receivable “days sales outstanding” (“DSOs”) measurement increased to 64-days from 58-days a quarter earlier, which is on the high end of our range and is expected to improve in the second quarter of 2018.

We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility will be adequate to fund our business needs and debt service obligations over the next twelve months.

Cash flows provided by (used in) operating activities:

Cash (used in) operating activities for the three months ended March 31, 2018 totaled ($2.0 million) compared to cash (used in) operating activities of ($3.3 million) during the three months ended March 31, 2017. Elements of cash flows in the 2018 period were net income of $1.4 million, non-cash charges of $0.8 million, and an increase in operating working capital levels of ($4.2 million). During the three months ended March 31, 2017, elements of cash flows were net income of $0.2 million, non-cash charges of $0.4 million and an increase in operating working capital levels of ($3.9 million). The operating working capital increases in both 2018 and 2017 were in support of revenue growth (higher accounts receivable levels) and first quarter payments of annual variable compensation accrued in the previous year.

Cash flows (used in) investing activities:

Cash (used in) investing activities for the three months ended March 31, 2018 was ($169,000) compared to ($43,000) for the three months ended March 31, 2017. In 2018, capital expenditures totaled ($130,000) and largely related to system upgrade expenditures. Additionally, we had ($39,000) of real estate lease deposits. In 2017, cash used in investing activities essentially consisted of capital expenditures.

Cash flows provided by (used in) financing activities:

Cash provided by (used in) financing activities for the three months ended March 31, 2018 totaled $1.0 million and consisted of net borrowings under our revolving credit facility of $1.9 million and $(0.9 million) of debt payments on our term loan facility. Cash provided by financing activities for the three months ended March 31, 2017 totaled $3.3 million and consisted of borrowings under our revolving credit facility of $3.8 million and debt payments on our term loan of ($0.5 million).

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

Recently Issued Accounting Standards:

Recent accounting pronouncements are described in Note 15 to the accompanying financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value.

Our cash flow and earnings are subject to fluctuations due to exchange rate variations. Foreign currency risk exists by nature of our global recruitment centers. During 2012 through 2015, we attempted to limit our exposure to currency exchange fluctuations in the Indian rupee via the purchase of foreign currency forward contracts. The Company elected not to engage in currency hedging activities in 2016 to date given the likelihood of an environment of interest rate expansion in the United States, which management believes should have the impact of mitigating any material appreciation in the Indian rupee against the U.S. dollar.

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

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2017.

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

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 23, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Third Amended and Restated Executive Employment Agreement, dated as of March 21, 2018, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and Vivek Gupta (incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2018).

10.2	Second Amended and Restated Executive Employment Agreement, dated as of March 21, 2018, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and John J. Cronin, Jr. (incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2018).

10.3	First Amendment to Credit Agreement, dated as of November 2017, by and among Mastech Digital, Inc., PNC Bank, National Association, and certain other financial institutions party thereto as lenders, and PNC Bank, National Association, in its capacity as administrative agent for the lenders thereto, filed herewith.

10.4	Second Amendment to Credit Agreement, dated as of April 20, 2018, by and among Mastech Digital, Inc., PNC Bank, National Association, and certain other financial institutions party thereto as lenders, and PNC Bank, National Association, in its capacity as administrative agent for the lenders thereto (incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 25, 2018).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of May, 2018.

MASTECH DIGITAL, INC.

May 11, 2018	/s/ VIVEK GUPTA
Vivek Gupta Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer
(Principal Financial Officer)