Form 10-Q
period 2018-06-30
Mastech Digital, Inc.
filed 2018-08-10
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 31, 2018 was 5,477,300.

MASTECH DIGITAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$44,894	$35,086	$88,227	$68,186
Cost of revenues	34,002	28,009	67,074	54,900

Gross profit	10,892	7,077	21,153	13,286
Selling, general and administrative expenses:
Operating expenses	7,803	6,095	15,626	11,901
Impairment of goodwill	7,738	—	7,738	—
Revaluation of contingent consideration liability	(9,106)	—	(9,106)	—

Total selling, general and administrative expenses	6,435	6,095	14,258	11,901

Income from operations	4,457	982	6,895	1,385
Interest income (expense), net	(615)	(107)	(1,088)	(209)
Other income (expense), net	8	1	(31)	22

Income before income taxes	3,850	876	5,776	1,198
Income tax expense	1,033	180	1,579	301

Net income	$2,817	$696	$4,197	$897

Earnings per share:
Basic	$.52	$.15	$.77	$.20

Diluted	$.51	$.15	$.76	$.20

Weighted average common shares outstanding:
Basic	5,463	4,536	5,462	4,517

Diluted	5,571	4,576	5,553	4,563

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$2,817	$696	$4,197	$897
Other comprehensive income (loss):
Net unrealized gain on interest rate swap contracts	48	1	170	12
Foreign currency translation adjustments	(119)	—	(161)	—

Total pretax net unrealized gain (loss)	(71)	1	9	12
Income tax expense	13	—	44	5

Total other comprehensive gain (loss), net of taxes	(84)	1	(35)	7

Total comprehensive income	$2,733	$697	$4,162	$904

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$747	$2,478
Accounts receivable, net of allowance for uncollectible accounts of $408 in 2018 and $398 in 2017	25,045	22,876
Unbilled receivables	10,360	7,786
Prepaid and other current assets	1,131	1,533

Total current assets	37,283	34,673
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,451	1,395
Enterprise software	1,869	1,986
Leasehold improvements	463	365

	3,783	3,746
Less – accumulated depreciation and amortization	(1,581)	(1,847)

Net equipment, enterprise software, and leasehold improvements	2,202	1,899
Deferred income taxes	188	468
Non-current deposits	364	255
Goodwill	28,106	35,844
Intangible assets, net	24,084	25,465

Total assets	$92,227	$98,604

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,384	$4,003
Accounts payable	3,561	5,028
Accrued payroll and related costs	9,129	8,969
Other accrued liabilities	2,064	1,679
Deferred revenue	98	430

Total current liabilities	19,236	20,109

Long-term liabilities:
Long-term debt, less current portion, net	33,382	34,149
Contingent consideration liability	8,019	17,125
Long-term accrued income taxes	68	68

Total liabilities	60,705	71,451
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 125,000,000 shares authorized and 6,287,473 shares issued as of June 30, 2018 and 6,281,235 as of December 31, 2017	63	63
Additional paid-in-capital	20,531	20,304
Retained earnings	15,120	10,923
Accumulated other comprehensive income (loss)	(18)	17
Treasury stock, at cost; 821,923 shares as of June 30, 2018 and 820,636 as of December 31, 2017	(4,174)	(4,154)

Total shareholders’ equity	31,522	27,153

Total liabilities and shareholders’ equity	$92,227	$98,604

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$4,197	$897
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,514	506
Bad debt expense	10	—
Interest amortization of deferred financing costs	48	19
Stock-based compensation expense	225	215
Deferred income taxes, net	280	28
Impairment of goodwill	7,738	—
Revaluation of contingent consideration liability	(9,106)	—
Loss on disposition of fixed assets	7	4
Working capital items:
Accounts receivable and unbilled receivables	(4,753)	(1,434)
Prepaid and other current assets	528	(755)
Accounts payable	(1,467)	1,277
Accrued payroll and related costs	160	81
Other accrued liabilities	385	(186)
Deferred revenue	(332)	(154)

Net cash flows provided by (used in) operating activities	(566)	498

INVESTING ACTIVITIES:
Payment for non-current deposits	(109)	(15)
Capital expenditures	(443)	(397)

Net cash flows (used in) investing activities	(552)	(412)

FINANCING ACTIVITIES:
Borrowings on revolving credit facility, net	1,543	557
(Repayments) on term loan facility	(1,906)	(900)
Payment of deferred financing costs	(71)	—
Purchase of treasury stock	(20)	(7)
Proceeds from the exercise of stock options	2	68

Net cash flows (used in) financing activities	(452)	(282)

Effect of exchange rate changes on cash and cash equivalents	(161)	—

Net change in cash and cash equivalents	(1,731)	(196)
Cash and cash equivalents, beginning of period	2,478	829

Cash and cash equivalents, end of period	$747	$633

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

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

Reflective of our recent acquisition of the services division of Canada-based InfoTrellis, Inc., we have added specialized capabilities in delivering data management and analytics services to our customers globally. This business offers project-based consulting services in the areas of Master Data Management, Enterprise Data Integration, Big Data and Analytics, and Digital Transformation, with such services delivered using on-site and offshore resources.

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

Accounting Principles

The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the SEC on March 23, 2018. Additionally, our operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018 or for any other period.

Principles of Consolidation

The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the six months ended June 30, 2018.

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

We do not sell, lease or otherwise market computer software or hardware, and essentially 100% of our revenue is derived from the sale of data and analytics, IT staffing and digital transformation services. We expense sales commissions in the same period in which revenues are realized. These costs are recorded within sales, general and administrative expenses.

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

The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Amounts in millions)		(Amounts in millions)
Data and Analytics Services Segment
Time-and-material Contracts	$4.8	$—	$10.4	$—
Fixed-price Contracts	1.3	—	2.3	—

Subtotal Data and Analytics Services	$6.1	$—	$12.7	$—

IT Staffing Services Segment
Time-and-material Contracts	$38.8	$35.1	$75.5	$68.1
Fixed-price Contracts	—	—	—	0.1

Subtotal IT Staffing Services	$38.8	$35.1	$75.5	$68.2

Total Revenues	$44.9	$35.1	$88.2	$68.2

For the three months ended June 30, 2018, the Company had one client that exceeded 10% of total revenue (CGI = 13.3%). For the six months ended June 30, 2018, the Company had one client that exceeded 10% of total revenue (CGI = 12.7%). For the three months ended June 30, 2017, the Company had two clients that exceeded 10% of total revenue (CGI = 13.4% and Accenture = 11.0%). For the six months ended June 30, 2017, the Company had one client that exceeded 10% of total revenue (CGI = 13.3%).

The Company’s top ten clients represented approximately 49% and 49% of total revenues for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the Company’s top ten clients represented approximately 48% and 48% of total revenues, respectively.

The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Amounts in millions)		(Amounts in millions)
United States	$43.6	$35.1	$85.6	$68.2
Canada	0.8	—	1.9	—
India and Other	0.5	—	0.7	—

Total	$44.9	$35.1	$88.2	$68.2

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

To fund the acquisition, the Company entered into a new credit agreement on July 13, 2017 (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent, swing loan lender and issuing lender, PNC Capital Markets LLC, as sole lead arranger and sole book runner, and certain financial institutions party thereto as lenders. Prior to the Company entering into the April 20, 2018 amendment described below, the Credit Agreement provided for a total aggregate commitment of $65.0 million, consisting of (i) a revolving credit facility in an aggregate principal amount not to exceed $27.5 million, subject to increases to an aggregate amount not to exceed $37.5 million upon satisfaction of certain conditions; (ii) a $30.5 million term loan facility; and (iii) a $7.0 million delayed draw term loan facility to be used exclusively toward contingent consideration payments. In addition, the Company entered into Securities Purchase Agreements with Ashok Trivedi and Sunil Wadhwani (collectively, the “Investors”) on July 7, 2017 pursuant to which the Company issued and sold an aggregate 857,144 shares (the “Shares”) of its common stock, par value $0.01 per share (the “Common Stock”), to the Investors on July 13, 2017 for $6.0 million in aggregate gross proceeds (the “Private Placement Transactions”). The Company used the proceeds from the Private Placement Transactions to fund a portion of the cash paid at the closing of the acquisition.

On April 20, 2018, we entered into an amendment to the Credit Agreement. This amendment: (i) reduced the aggregate commitment amount of the revolving credit facility from $27.5 million to $22.5 million, which amount is subject to increase to an aggregate commitment amount not exceeding $32.5 million upon satisfaction of certain conditions; (ii) increased the aggregate commitment amount of the swing loan subfacility under the revolving credit facility from $3.0 million to $5.0 million; and (iii) amended the financial covenant in the Credit Agreement related to the Company’s leverage ratio (as defined in the Credit Agreement) by increasing the maximum permitted leverage ratio for each of the fiscal quarters ending on or prior to September 30, 2019. Our desired results of entering into this amendment were to increase our financial flexibility; lower our unused line fees and improve the mechanics of how we manage our cash balances.

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

The Company incurred $2.0 million of transaction costs related to the acquisition in 2017. For the three and six months ended June 30, 2018, the Company reversed transaction costs of $140,000 that did not materialize. This credit expense related to investment banker fees that were tied to the contingent consideration liability. For the three and six months ended June 30, 2017, the Company incurred transaction costs of $265,000.

Included in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2018 are revenues of $6.1 million and $12.7 million, respectively, and net income of $0.7 million and $1.6 million, respectively, applicable to the InfoTrellis operations acquired on July 13, 2017.

The following reflects the Company’s unaudited pro forma results had the results of InfoTrellis been included for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Amounts in thousands)		(Amounts in thousands)
Revenue	$44,894	$39,789	$88,227	$78,502
Net income	$2,817	$747	$4,197	$1,601
Earnings per share-diluted	$0.51	$0.13	$0.76	$0.29

The information above does not reflect all of the operating efficiencies or inefficiencies that may have resulted from the InfoTrellis acquisition in those periods prior to such acquisition. Therefore, the unaudited pro forma information above is not necessarily indicative of results that would have been achieved had the business been combined during all periods presented.

During the three and six months ended June 30, 2018, the Company revalued the contingent consideration liability after determining that relevant conditions for the payment of such liabilities were unlikely to be fully satisfied. The revaluation resulted in a $9.1 million reduction to the contingent consideration liability which is reflected in selling, general and administrative expenses.

Additionally, the revaluation of contingent consideration prompted the Company to perform a quantitative impairment test as of June 30, 2018, related to the InfoTrellis acquisition. Based on the results of this testing, the Company recorded a $7.7 million impairment associated with the carrying amount of goodwill related to the InfoTrellis acquisition. Accordingly, for the three and six months ended June 30, 2018, the Company incurred a goodwill impairment charge of $7.7 million which is reflected in selling, general and administrative expenses.

4. Goodwill and Other Intangible Assets, net

Goodwill related to our June 15, 2015 acquisition of Hudson Global Resources Management’s U.S. IT staffing business’ (“Hudson IT”) totaled $8.4 million. Goodwill related to our July 13, 2017 acquisition of the services division of InfoTrellis totaled $27.4 million. During the three and six month period ended June 30, 2018, the Company recorded a goodwill impairment related to the InfoTrellis acquisition of $7.7 million.

The impairment was attributable to a lower recovery in revenues from levels present at closing. Based upon the business performance subsequent to the acquisition date through June 30, 2018, we reduced our near term outlook and lowered our revenue projections from original expectations. Also, we factored into our current assessment of discounted cash flows, additional investments to the sales organization and other necessary investments which were not initially considered. This revised outlook resulted in a goodwill impairment of $7.7 million during the second quarter of 2018.

The following table provides information regarding changes in the Company’s goodwill for the periods ended June 30, 2018 and December 31, 2017.

	Six Months Ended	Twelve Months Ended
	June 30, 2018	December 31, 2017

	(Amounts in thousands)
Beginning balance	$35,844	$8,427
Goodwill recorded	—	27,417
Impairment	(7,738)	—

Ending balance	$28,106	$35,844

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of June 30, 2018 and December 31, 2017:

		June 30, 2018
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT staffing services:
Client relationships	12	$7,999	$2,028	$5,971
Covenant-not-to-compete	5	319	194	125
Trade name	3	249	249	—
Data and analytics services:
Client relationships	12	16,671	1,330	15,341
Covenant-not-to-compete	5	761	146	615
Trade name	5	1,221	233	988
Technology	7	1,209	165	1,044

Total Intangible Assets		$28,429	$4,345	$24,084

		December 31, 2017
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT staffing services:
Client relationships	12	$7,999	$1,694	$6,305
Covenant-not-to-compete	5	319	162	157
Trade name	3	249	211	38
Data and analytics services:
Client relationships	12	16,671	636	16,035
Covenant-not-to-compete	5	761	70	691
Trade name	5	1,221	112	1,109
Technology	7	1,209	79	1,130

Total Intangible Assets		$28,429	$2,964	$25,465

Amortization expense for the three and six month periods ended June 30, 2018 was $689,000 and $1.4 million, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. For the three and six month periods ended June 30, 2017, amortization expense was $204,000 and $407,000, respectively.

The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2018 through 2022 is as follows:

	Years Ended December 31,
	2018	2019	2020	2021	2022
	(Amounts in thousands)
Amortization expense	$2,727	$2,689	$2,654	$2,625	$2,443

5. Commitments and Contingencies

Lease Commitments

The Company rents certain office space and equipment under non-cancelable leases which provide for future minimum rental payments. In May 2018, the Company entered into a three-year office lease in Chennai, India to replace a previous lease commitment which expired. The aggregate lease commitment on the new facility totaled $0.8 million. Except for the Chennai lease, total lease commitments have not materially changed from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

6. Employee Benefit Plan

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S. based salaried employees. Concurrent with the acquisition of Hudson IT, the Company expanded employee eligibility under the Retirement Plan to include all U.S. based W-2 hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. For Hudson IT employees enrolled in the Hudson Employee Retirement Savings Plan under the Code at the acquisition date, the Company provides a matching contribution of 50% of the first 6% of the participant’s contributed pay, subject to vesting based on the combined tenure with Hudson and Mastech Digital. For all other employees, the Company did not provide for any matching contributions for the six months ended June 30, 2018 and 2017. Mastech Digital’s total contributions to the Retirement Plan for the three and six months ended June 30, 2018 related to the former Hudson IT employees totaled approximately $22,000 and $43,000, respectively. Mastech Digital’s total contributions to the Retirement Plan for the three and six months ended June 30, 2017 related to the former Hudson IT employees totaled approximately $24,000 and $54,000, respectively.

7. Stock-Based Compensation

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 1,400,000 shares of the Company’s Common Stock shall be allocated for issuance to directors, officers and key personnel. On May 16, 2018, the Plan was further amended to increase the number of shares of common stock that may be issued pursuant to the Plan by 400,000 shares, to a total of 1,800,000. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three months ended June 30, 2018, the Company granted no shares under the Plan. During the six months ended June 30, 2018, the Company granted 12,690 restricted share units and 90,000 stock options at a strike price of $14.92. During the three and six months ended June 30, 2017, the Company granted no shares under the Plan. As of June 30, 2018 and December 31, 2017, there were 429,000 shares and 132,000, respectively available for future grant under the Plan.

Stock-based compensation expense for the three months ended June 30, 2018 and 2017 was $120,000 and $108,000, respectively, and for the six months ended June 30, 2018 and 2017 was $225,000 and $215,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2018, the Company issued 5,125 shares and 6,238 shares, respectively, related to the vesting of restricted stock and the exercise of stock options. During the three and six months ended June 30, 2017, the Company issued 94,138 shares related to the vesting of restricted stock and the exercise of stock options.

8. Credit Facility

On July 13, 2017, the Company entered into a Credit Agreement (the “Credit Agreement”) with PNC Bank, as administrative agent, swing loan lender and issuing lender, PNC Capital Markets LLC, as sole lead arranger and sole book-runner, and certain financial institution parties thereto as lenders (the “Lenders”). Prior to the Company entering into the April 20, 2018 amendment described below, the Credit Agreement provided for a total aggregate commitment of $65 million, consisting of (i) a revolving credit facility (the “Revolver”) in an aggregate principal amount not to exceed $27.5 million (subject to increase by up to an additional $10 million upon satisfaction of certain conditions); (ii) a $30.5 million term loan facility (the “Term Loan”); and a (iii) $7.0 million delayed draw term loan facility (the “Delayed Draw Term Loan”), as more fully described in Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on July 19, 2017.

The Revolver expires in July 2022 and includes a letter of credit sublimit in the aggregate amount not to exceed $5.0 million and, prior to giving effect to the April 20, 2018 amendment described below, included a swing loan sublimit in the aggregate amount not to exceed $3.0 million. Borrowings under the Revolver may be denominated in U.S. dollars or Canadian dollars. The maximum borrowings in U.S. dollars may not exceed the sum of 85% of eligible U.S. accounts receivable and 60% of eligible U.S. unbilled receivables, less a reserve amount established by the administrative agent. The maximum borrowings in Canadian dollars may not exceed the lesser of (i) $10.0 million; and (ii) the sum of 85% of eligible Canadian receivables, plus 60% of eligible Canadian unbilled receivables, less a reserve amount established by the administrative agent.

On April 20, 2018, we entered into an amendment to our Credit Agreement dated as of July 13, 2017. This amendment: (i) reduced the aggregate commitment amount of the Revolver from $27.5 million to $22.5 million, which amount is subject to increase to an aggregate commitment amount not exceeding $32.5 million upon satisfaction of certain conditions; (ii) increased the aggregate commitment amount of the swing loan subfacility under the Revolver from $3.0 million to $5.0 million; and (iii) amended the financial covenant in the Credit Agreement related to the Company’s leverage ratio (as defined in the Credit Agreement) by increasing the maximum permitted leverage ratio for each of the fiscal quarters ending on or prior to September 30, 2019. Our desired results of entering into this amendment were to increase our financial flexibility; lower our unused line fees and improve the mechanics of how we manage our cash balances. Additional details of the amendment are contained in our current report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2018.

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

Borrowings under the Revolver, the Term Loan and the Delayed Draw Term Loan, at the Company’s election, bear interest at either (a) the higher of PNC’s prime rate or the federal funds rate plus 0.50%, plus an applicable margin determined based upon the Company’s senior leverage ratio or (b) an adjusted London Interbank Offered Rate (“LIBOR”), plus an applicable margin determined based upon the Company’s senior leverage ratio. The applicable margin on the base rate is between 0.50% and 1.25% on Revolver borrowings and between 1.75% and 2.50% on Term Loan and Delayed Term Loan borrowings. The applicable margin on the adjusted LIBOR is between 1.50% and 2.25% on Revolver borrowings and between 2.75% and 3.50% on Term Loan and Delayed Term Loan borrowings. A 20 to 30 basis point per annum commitment fee on the unused portion of the Revolver and the Delayed Draw Term Loan is charged and due monthly in arrears. The applicable commitment fee is determined based upon the Company’s senior leverage ratio.

The Company pledged substantially all of its assets in support of the Credit Agreement. The Credit Agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the Credit Agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of June 30, 2018, the Company was in compliance with all provisions under the facility.

In connection with securing the commitments under the Credit Agreement and the April 20, 2018 amendment to the Credit Agreement, the Company paid commitment fees and incurred deferred financing costs totaling $506,000, which were capitalized and are being amortized as interest expense over the life of the facility. Debt financing costs of $418,000 and $395,000 (net of amortization) as of June 30, 2018 and December 31, 2017, respectively, are presented as reductions in long-term debt in the Company’s Condensed Consolidated Balance Sheets.

As of June 30, 2018 and December 31, 2017, the Company’s outstanding borrowings under the Revolver totaled $10.6 million and $9.0 million, respectively; and unused borrowing capacity available was approximately $12 million and $13 million, respectively. The Company’s outstanding borrowings under the term loan were $27.6 million and $29.5 million at June 30, 2018 and December 31, 2017, respectively. The Company believes the eligible borrowing base on the Revolver will not fall below current outstanding borrowings for a period of time exceeding one year and has classified the $10.6 million net outstanding debt balance at June 30, 2018, as long-term.

9. Income Taxes

The components of income before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and six months ended June 30, 2018 and, 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Amounts in thousands)		(Amounts in thousands)
Income before income taxes:
Domestic	$1,820	$727	$3,117	$924
Foreign	2,030	149	2,659	274

Income before income taxes	$3,850	$876	$5,776	$1,198

The Company has foreign subsidiaries in Canada and India which generate revenues from foreign clients. Additionally, these foreign subsidiaries provide services to the Company’s U.S. operations. Accordingly, the Company allocates a portion of its income to these subsidiaries based on a “transfer pricing” model and reports such income as foreign in the above table.

The provision for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Amounts in thousands)		(Amounts in thousands)
Current provision:
Federal	$239	$95	$563	$162
State	89	15	179	23
Foreign	408	51	579	93

Total current provision	736	161	1,321	278

Deferred provision:
Federal	109	17	76	20
State	29	2	20	3
Foreign	159	—	162	—

Total deferred provision	297	19	258	23

Total provision for income taxes	$1,033	$180	$1,579	$301

The Tax Cut and Jobs Act of 2017 (the “Tax Act”) enacted on December 22, 2017 introduced significant changes to U.S. income tax law. Effective 2018, the Tax Act reduced the U.S. statutory tax rate from 34% to 21% and created new taxes on certain foreign-sourced earnings and certain intercompany payments. We have not fully completed our accounting for the income tax effects of the Tax Act. As discussed in the SEC Staff Accounting Bulletin No. 118, the accounting for the Tax Act should be completed within one year from the Tax Act enactment. During the six months ended June 30, 2018, we have made no adjustments to the provisional amounts recorded at December 31, 2017. Any adjustments to the provisional amounts recorded at December 31, 2017 will be reflected upon the completion of our accounting for the Tax Act.

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three and six months ended June 30, 2018 and 2017 were as follows (amounts in thousands):

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
Income taxes computed at the federal statutory rate	$809	21.0%	$298	34.0%
State income taxes, net of federal tax benefit	118	3.1	33	3.8
Excess tax benefit from stock options/restricted shares	(10)	(0.3)	(155)	(17.7)
Difference in income tax rate on foreign earnings/other	116	3.0	4	0.4

	$1,033	26.8%	$180	20.5%

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
Income taxes computed at the federal statutory rate	$1,213	21.0%	$407	34.0%
State income taxes, net of federal tax benefit	199	3.4	42	3.5
Excess tax benefit from stock options/restricted shares	(12)	(0.2)	(155)	(12.9)
Difference in income tax rate on foreign earnings/other	179	3.1	7	0.5

	$1,579	27.3%	$301	25.1%

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, are as follows:

(Amounts in thousands)	Six Months Ended June 30, 2018
Balance as of December 31, 2017	$95
Additions related to current period	—
Additions related to prior periods	—
Reductions related to prior periods	—

Balance as of June 30, 2018	$95

Although it is difficult to anticipate the final outcome of these uncertain tax positions, the Company believes that the total amount of unrecognized tax benefits could be reduced by approximately $40,000 during the next twelve months due to the expiration of the statutes of limitation.

10. Derivative Instruments and Hedging Activities

Interest Rate Risk Management

Concurrent with the Company’s July 13, 2017 borrowings under its new credit facility, the Company entered into a 44–month interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. Under the swap contracts, the Company pays interest at a fixed rate of 1.99% and receives interest at a variable rate equal to the daily U.S. LIBOR on a notional amount of $15,000,000. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Condensed Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of interest-rate swap contracts deemed ineffective are recognized in the Consolidated Statements of Operations as interest expense. Prior to July 13, 2017, the Company had outstanding interest-rate swap contracts related to term loan borrowings under the Company’s previous credit agreement. The fair value of the interest-rate swap contracts at June 30, 2018 and December 31, 2017 was an asset of $179,000 and $9,000, respectively, and is reflected in the Condensed Consolidated Balance Sheets as other current assets.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income are as follows (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Location of Gain / (Loss) reclassified in Income (Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income (Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
For the Three Months Ended June 30, 2018:
Interest-Rate Swap Contract	$48	Interest Expense	$(2)	Interest Expense	$—
For the Six Months Ended June 30, 2018:
Interest-Rate Swap Contract	$170	Interest Expense	$(16)	Interest Expense	$—
For the Three Months Ended June 30, 2017:
Interest-Rate Swap Contract	$1	Interest Expense	$(4)	Interest Expense	$—
For the Six Months Ended June 30, 2017:
Interest-Rate Swap Contract	$12	Interest Expense	$(10)	Interest Expense	$—

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2018		December 31, 2017
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest-Rate Swap Contracts	Other Current Assets	$179	Other Current Assets	$9

The estimated amount of pretax losses as of June 30, 2018 that is expected to be reclassified from other comprehensive income (loss) into earnings within the next 12 months is approximately ($10,000).

11. Fair Value Measurements

The Company has adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), related to certain financial and nonfinancial assets and liabilities. ASC 820 establishes the authoritative definition of fair value; sets out a framework for measuring fair value; and expands the required disclosures about fair value measurements. The valuation techniques required by ASC 820 are based on observable and unobservable inputs using the following three-tier hierarchy:

•	Level 1—Inputs are observable quoted prices (unadjusted) in active markets for identical assets and liabilities.

•

Level 2—Inputs are observable, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are directly or indirectly observable in the marketplace.

•	Level 3—Inputs are unobservable that are supported by little or no market activity.

At June 30, 2018 and December 31, 2017, the Company carried the following financial assets (liabilities) at fair value measured on a recurring basis (in thousands):

	Fair Value as of June 30, 2018
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$179	$—	$179
Contingent Consideration Liability	$—	$—	$(8,019)	$(8,019)

	Fair Value as of December 31, 2017
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$9	$—	$9
Contingent Consideration Liability	$—	$—	$(17,125)	$(17,125)

The fair value of interest rate swap contracts are based on quoted prices for similar instruments from a commercial bank, and therefore, the fair value measurement is considered to be within level 2.

The fair value of the contingent consideration liability was estimated by utilizing a probability weighted simulation model to determine the fair value of contingent consideration, and therefore, the fair value measurement is considered to be within level 3. During the three months ended June 30, 2018, the Company revalued the contingent consideration liability related to the InfoTrellis acquisition after determining that relevant conditions for payment of such liabilities were unlikely to be fully satisfied. The revaluation resulted in a $9.1 million reduction to the contingent consideration liability related to the InfoTrellis acquisition.

The following table provides information regarding changes in the Company’s contingent consideration liability for the periods ended June 30, 2018 and December 31, 2017.

	Six Months Ended	Twelve Months Ended
	June 30, 2018	December 31, 2017

	(Amounts in thousands)
Beginning balance	$17,125	$—
Contingent consideration liability incurred	—	17,125
Payments made	—	—
Revaluations	(9,106)	—

Ending balance	$8,019	$17,125

At June 30, 2018 and December 31, 2017, the Company carried the following financial assets (liabilities) at fair value measured on a non-recurring basis (in thousands):

	Fair Value as of June 30, 2018
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Goodwill	$—	$—	$28,106	$28,106

	Fair Value as of December 31, 2017
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Goodwill	$—	$—	$35,844	$35,844

During the three and six month period ended June 30, 2018, the Company recorded a goodwill impairment related to the InfoTrellis acquisition of $7.7 million.

12. Shareholders’ Equity

The Company purchases shares to satisfy employee tax obligations related to its Stock Incentive Plan. During the three and six months ended June 30, 2018, the Company purchased 1,287 shares at a share price of $16.02 to satisfy employee tax obligations related to the vesting of restricted stock. During the three and six months ended June 30, 2017, the Company purchased 1,159 shares at a share price of $6.42 to satisfy employee tax obligations related to the vesting of restricted stock.

13. Earning Per Share

The computation of basic earnings per share is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.

For the three and six months ended June 30, 2018, there were 90,000 anti-dilutive stock options excluded from the computation of diluted earnings per share. For the three and six months ended June 30, 2017, there were 250,000 anti-dilutive stock options excluded from the computation of diluted earnings per share.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Amounts in thousands)		(Amounts in thousands)
Revenues:
Data and analytics services	$6,083	$—	$12,655	$—
IT staffing services	38,811	35,086	75,572	68,186

Total revenues	$44,894	$35,086	$88,227	$68,186

Gross Margin %:
Data and analytics services	42.2%	—	43.3%	—
IT staffing services	21.4%	20.2%	20.7%	19.5%

Total gross margin %	24.3%	20.2%	24.0%	19.5%

Segment operating income:
Data and analytics services	$1,411	$—	$3,186	$—
IT staffing services	2,227	1,451	3,583	2,057

Subtotal	3,638	1,451	6,769	2,057
Acquisition transaction expenses	140	(265)	140	(265)
Revaluation of contingent consideration liability	9,106	—	9,106	—
Goodwill impairment	(7,738)	—	(7,738)	—
Amortization of acquired intangible assets	(689)	(204)	(1,382)	(407)
Interest expenses and other, net	(607)	(106)	(1,119)	(187)

Income before income taxes	$3,850	$876	$5,776	$1,198

Below is a reconciliation of segment total assets to consolidated total assets:

	At June 30,
	2018	2017
	(Amounts in thousands)
Total assets:
Data and analytics services	$45,201	$—
IT staffing services	47,026	41,309

Total assets	$92,227	$41,309

Below is geographic information related to our revenues from external customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Amounts in thousands)		(Amounts in thousands)
United States	$43,536	$35,086	$85,553	$68,186
Canada	838	—	1,923	—
India and Other	520	—	751	—

Total revenues	$44,894	$35,086	$88,227	$68,186

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10)—Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this ASU on January 1, 2018 with no material impact on our consolidated financial statements.

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

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740); Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This ASU provides accounting and disclosure guidance relating to the Tax Cuts and Jobs Act pursuant to the issuance of SEC Staff Accounting Bulletin No. 118. The guidance allows a company to report provisional amounts when reasonable estimates are determinable for certain income tax effects relating to the Act. These provisional amounts may give rise to new current or deferred taxes based on certain provisions within the Act, as well as adjustments to existing current or deferred taxes that existed prior to the Act’s enactment date. In the fourth quarter of 2017, the Company incurred an estimated one-time, non-cash charge of $372,000 related to the enactment of the Act. The charge related to the re-measurement of the Company’s deferred tax assets arising from a lower U.S. corporate tax rate of $294,000 and a $78,000 charge related to a one-time transition tax applicable to the new dividend exemption system related to foreign earnings. The provisional estimates recorded at December 31, 2017 were not adjusted during the six months ended June 30, 2018. Any adjustments will be reflected upon completion of our accounting for the Tax Act within one year from the Tax Act enactment.

Recent Accounting Pronouncements not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The main difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. We are currently assessing the potential impact of ASU 2016-02 and expect adoption will have a material impact on our consolidated financial condition and results of operations. Contractual obligations on lease arrangements as of June 30, 2018 approximated $3.3 million.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718); Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this ASU improve the accounting of nonemployee share-based payments issued to acquire goods and services used in an entity’s operations. Nonemployee share-based payment awards within the scope of Topic 718 are measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the ASU. The Company does not expect this ASU to have a material impact on its financial statements.

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

16. Subsequent Event

On July 24, 2018, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock. The record date for the stock split is August 13, 2018. Shareholders of record as of the close of business on the record date will receive one new share of common stock of the Company for every share that they own on such date. The Company expects that this distribution of the new shares will be made on August 24, 2018. The Board determined that this action was in the best interest of the Company after a review of the Company’s current financial position, business outlook and share trading patterns.

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

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the six months ended June 30, 2018.

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

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general North American economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the second half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies and in 2010, market conditions continued to strengthen over the course of the year. In 2011 through 2013, activity levels continued to trend up in most technologies and sales channels. During 2014 and 2015, we continued to see a steady flow of solid activity in our contract staffing business; however, tightness in the supply side (skilled IT professionals) of our business during these years negatively impacted our new assignment successes. Solid activity levels in our contract staffing business continued during 2016 and 2017, however, recruitment challenges remained due to the tightness in the supply of skilled IT professionals. During the first half of 2018, we were encouraged by job growth in the U.S and an expanding global economy, as well as potential stimulus associated with the Tax Cut and Jobs Act of 2017. We believe that supply side pressures will persist in both of our business segments, but view market conditions as generally positive.

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

Results of Operations for the Three Months Ended June 30, 2018 as Compared to the Three Months Ended June 30, 2017:

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

Revenues:

Revenues for the three months ended June 30, 2018 totaled $44.9 million compared to $35.1 million for the corresponding three month period in 2017. This 28% year-over-year revenue increase reflected the July 13, 2017 acquisition of InfoTrellis’ data management and analytics services business and 11% growth in our IT staffing segment. For the three months ended June 30, 2018, the Company had one client that exceeded 10% of total revenue (CGI = 13.3%). For the three months ended June 30, 2017, the Company had two clients that exceeded 10% of total revenue (CGI = 13.4% and Accenture = 11.0%). The Company’s top ten clients represented approximately 49% and 49% of total revenues for the three months ended June 30, 2018 and 2017, respectively.

Below is a tabular presentation of revenues by reportable segment for the three months ended June 30, 2018 and 2017, respectively:

Revenues (Amounts in millions)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Data and Analytics Services	$6.1	$—
IT Staffing Services	38.8	35.1

Total revenues	$44.9	$35.1

Revenues from our Data and Analytics Services segment totaled $6.1 million in the second quarter ended June 30, 2018, compared to $6.6 million in the previous quarter ended March 31, 2018. The sequential revenue decline from the previous quarter reflected the completion of several material projects. Despite the lower revenues, activity levels during the second quarter of 2018 continued to be strong and several new assignments were booked during the quarter.

Revenues from our IT Staffing Services segment totaled $38.8 million in the three months ended June 30, 2018 compared to $35.1 million during the corresponding 2017 period. This 11% organic increase reflected a higher level of billable consultants during the three months ended June 30, 2018, partially offset by a lower average bill rate. Billable consultant headcount at June 30, 2018 totaled 1,078-consultants compared to 968-consultants one-year earlier. Increased demand for our staffing services and improved efficiencies at our global recruitment center were largely responsible for this improvement. Our average bill rate decreased during the three months ended June 30, 2018 to $72.85 / per hour compared to $73.77 / per hour in the corresponding period of 2017. The decrease in our average bill rate was largely due to lower rates on new assignments during the second quarter of 2018 and is reflective of the types of skill-sets that we deployed. Permanent placement / fee revenues were approximately $0.2 million during the quarter, which was well ahead of last year’s performance.

Gross Margins:

Gross profits in the second quarter of 2018 totaled $10.9 million, compared to $7.1 million in the second quarter of 2017. Gross profit as a percentage of revenue was 24.3% for the three month period ended June 30, 2018 compared to 20.2% during the same period of 2017. This 410-basis point improvement reflected the consolidation of the financial results of our Data and Analytics Services segment, which has a gross margin profile that is materially higher than our IT staffing segment and a 120-basis point improvement in our IT Staffing Services segment’s gross margin performance.

Below is a tabular presentation of gross margin by reporting segment for the three months ended June 30, 2018 and 2017, respectively:

Gross Margin	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Data and Analytics Services	42.2%	—%
IT Staffing Services	21.4	20.2

Total gross margin	24.3%	20.2%

Gross margins from our Data and Analytics Services segment were 42.2% of revenues during the second quarter of 2018. This compares to gross margins of 44.3% in the previous quarter ended March 31, 2018. The margin decline from the previous quarter reflected a cost overrun on a fixed price project which had a negative impact of 260 basis points on this segment’s overall gross margin performance in second quarter of 2018.

Gross margins from our IT Staffing Services segment were 21.4% in the second quarter of 2018 compared to 20.2% during the corresponding quarter of 2017. This 120-basis point increase was due to better gross margins on assignment secured during the first half of 2018 and higher direct hire revenues / fees, when compared to the corresponding quarter of 2017.

Selling, General and Administrative (“S,G&A”) Expenses:

Below is a tabular presentation of operating expenses by sales, operations, amortization of acquired intangible assets, several material items and general and administrative categories for the three months ended June 30, 2018 and 2017, respectively:

S,G&A Expenses (Amounts in millions)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Data and Analytics Services Segment
Sales and Marketing	$0.6	$—
Operations	0.1	—
Amortization of Acquired Intangible Assets	0.5	—
Revaluation of Contingent Consideration	(9.1)	—
Goodwill Impairment	7.7	—
General & Administrative	0.5	—

Subtotal Data and Analytics Services	$0.3	$—

IT Staffing Services Segment
Sales and Marketing	$2.1	$2.1
Operations	2.2	2.1
Amortization of Acquired Intangible Assets	0.2	0.2
General & Administrative	1.6	1.7

Subtotal IT Staffing Services	$6.1	$6.1

Total S,G&A Expenses	$6.4	$6.1

S,G&A expenses for the three months ended June 30, 2018 totaled $6.4 million, compared to $6.1 million for the three months ended June 30, 2017. The June 30, 2018 period benefited from a revaluation of contingent consideration, partially offset by a goodwill impairment charge – both in the Data and Analytics business segment. Excluding these two items and the amortization of acquired intangible assets, S,G&A expense as a percentage of total revenues would have been 15.8% for the second quarter 2018 compared to 16.8% for the corresponding period in 2017. Fluctuations within S,G&A expense components during the second quarter of 2018, compared to the second quarter of 2017, included the following:

•

Sales expense increased by $0.6 million in the 2018 period compared to 2017. The entire increase was related to the acquisition of our Data and Analytics Services segment in July 2017. Sales expense in our IT Staffing Services segment was largely flat on a year-over-year basis.

•

Operations expense increased by $0.2 million in the 2018 period compared to 2017 primarily related to our new Data and Analytics Services segment and higher visa process fees in our IT Staffing Services segment.

•

Amortization of acquired intangible assets was $0.5 million higher in the 2018 period compared to 2017. This entire increase reflected the amortization related to the acquisition of our Data and Analytics Services segment.

•

Revaluation of contingent consideration and a goodwill impairment charge, which netted to a $1.4 million credit to S,G&A expense in the second quarter of 2018 was responsible for a variance from the corresponding period in 2017.

•

General and administrative expense increased by $0.4 million in the 2018 period compared to 2017. Approximately $0.5 million was related to our new Data and Analytics Services segment. In our IT Staffing Services segment, higher bonus accruals and professional service fees were responsible for a $0.2 million variance from the 2017 quarter. Partially offsetting these amounts were lower transaction expenses of $0.3 million in the 2018 quarter compared to the 2017 quarter.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended June 30, 2018 consisted of interest expense of ($615,000), foreign exchange gains of $15,000 and a loss on the disposition of fixed assets of ($7,000). For the three months ended June 30, 2017, Other Income / (Expense) consisted of interest expense of ($107,000) and foreign exchange gains of $1,000. The higher level of interest expense was due to increased borrowings to fund the acquisition of our Data and Analytics Services segment.

Income Tax Expense:

Income tax expense for the three months ended June 30, 2018 totaled $1.0 million, representing an effective tax rate on pre-tax income of 26.8%, compared to $180,000 for the three months ended June 30, 2017, which represented a 20.5% effective tax rate on pre-tax income. The higher effective tax rate in the 2018 period largely reflected excess tax benefits related to stock options and restricted shares which favorably impacted our income tax rate in the second quarter of 2017, partially offset by a lower statutory U.S. federal income tax rate in the second quarter of 2018 associated with the Tax Cut and Jobs Act of 2017.

Results of Operations for the Six Months Ended June 30, 2018 as Compared to the Six Months Ended June 30, 2017:

Revenues:

Revenues for the six months ended June 30, 2018 totaled $88.2 million compared to $68.2 million for the corresponding six month period in 2017. This 29% year-over-year revenue increase reflected the July 13, 2017 acquisition of InfoTrellis’ data management and analytics services business and 11% growth in our IT staffing segment. For the six months ended June 30, 2018, the Company had one client that exceeded 10% of total revenue (CGI = 12.7%). For the six months ended June 30, 2017, the Company had one client that exceeded 10% of total revenue (CGI = 13.3%). For the six months ended June 30, 2018 and 2017, the Company’s top ten clients represented approximately 48% and 48% of total revenues, respectively.

Below is a tabular presentation of revenues by reportable segment for the six months ended June 30, 2018 and 2017, respectively:

Revenues (Amounts in millions)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Data and Analytics Services	$12.7	$—
IT Staffing Services	75.5	68.2

Total revenues	$88.2	$68.2

Revenues from our Data and Analytics Services segment totaled $12.7 million during the six months ended June 30, 2018. During the six months ended June 30, 2017, there were no revenues in this segment since the acquisition of the Data and Analytics Services segment occurred in July 2017. Activity levels during the first half of 2018 have been robust and the Company has successfully secured a number of new assignments. In the second quarter of 2018 the business experienced several material project ends.

Revenues from our IT Staffing Services segment totaled $75.5 million during the six months ended June 30, 2018 compared to $68.2 million during the corresponding 2017 period. This 11% organic increase reflected a higher level of billable consultants in the second quarter of 2018, partially offset by a lower average billing rate. Increased demand for our staffing services and improved efficiencies at our global recruitment center were largely responsible for this improvement. Permanent placement / fee revenues were approximately $0.4 million during the six months ended June 30, 2018 which was approximately double the amount of fee revenues generated in the corresponding period of 2017.

Gross Margins:

Gross profits during the six months ended June 30, 2018 totaled $21.2 million, compared to $13.3 million during the first six months of 2017. Gross profit as a percentage of revenue was 24.0% for the six month period ending June 30, 2018 compared to 19.5% during the same period of 2017. This 450-basis point improvement reflected the consolidation of the financial results of our Data and Analytics Services segment in the 2018 period, which has a gross margin profile that is materially higher than our IT staffing segment, and a 120-basis point improvement in our IT Staffing Services segment’s gross margins.

Below is a tabular presentation of gross margin by reporting segment for the six months ended June 30, 2018 and 2017, respectively:

Gross Margin	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Data and Analytics Services	43.3%	—%
IT Staffing Services	20.7	19.5

Total gross margin	24.0%	19.5%

Gross margins from our Data and Analytics Services segment were 43.3% of revenues during the six months ended June 30, 2018. The acquisition of the data and analytics services segment occurred in July 2017.

Gross margins from our IT Staffing Services segment were 20.7% in the six months ended June 30, 2018 compared to 19.5% during the corresponding period of 2017. This 120-basis point increase was due to better gross margins on assignments secured during the first half of 2018 and higher direct hire revenues / fees, when compared to the corresponding period of 2017. The higher margins also reflects our focus on advance technology skill-sets.

Selling, General and Administrative (“S,G&A”) Expenses:

Below is a tabular presentation of operating expenses by sales, operations, amortization of acquired intangible assets, several material items and general and administrative categories for the six months ended June 30, 2018 and 2017, respectively:

S,G&A Expenses (Amounts in millions)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Data and Analytics Services Segment
Sales and Marketing	$1.2	$—
Operations	0.2	—
Amortization of Acquired Intangible Assets	1.0	—
Revaluation of Contingent Consideration	(9.1)	—
Goodwill Impairment	7.7	—
General & Administrative	0.9	—

Subtotal Data and Analytics Services	$1.9	$—

IT Staffing Services Segment
Sales and Marketing	$4.2	$4.2
Operations	4.3	4.2
Amortization of Acquired Intangible Assets	0.4	0.4
General & Administrative	3.5	3.1

Subtotal IT Staffing Services	$12.4	$11.9

Total S,G&A Expenses	$14.3	$11.9

S,G&A expenses for the six months ended June 30, 2018 totaled $14.3 million compared to $11.9 million for the six months ended June 30, 2017. The 2018 period benefited by a revaluation of contingent consideration, partially offset by a goodwill impairment charge – both in the Data and Analytics Services business segment. Excluding these two items and the amortization of acquired intangible assets, S,G&A as a percentage of total revenues would have been 16.1% for the six months ended June 30, 2018 compared to 16.9% for the corresponding period in 2017. Fluctuations within S,G&A expense components during the six months ended June 30, 2018, compared to the corresponding period in 2017, included the following:

•

Sales expense increased by $1.2 million in the 2018 period compared to 2017. The entire increase was related to the acquisition of our Data and Analytics Services segment in July 2017. Sales expense in our IT Staffing Services segment was largely flat on a year-over-year basis.

•

Operations expense increased by $0.3 million in the 2018 period compared to 2017, of which $0.2 million was related to the acquisition of our Data and Analytics Services segment and $0.1 million was due to higher visa processing fees in our IT Staffing Services segment.

•

Amortization of acquired intangible assets was $1.0 million higher in the 2018 period compared to 2017. This entire increase reflected the amortization related to the acquisition of our Data and Analytics Services segment.

•

Revaluation of contingent consideration and a goodwill impairment charge, which netted to a $1.4 million credit to expense in the 2018 period was responsible for a variance from the corresponding period in 2017.

•

General and administrative expense increased by $1.3 million in the 2018 period compared to 2017. Approximately $0.9 million was related to our new Data and Analytics Services segment. Our IT Staffing Services segment had higher general and administrative expenses in the 2018 period compared to the 2017 period of $0.4 million due to the following: higher bonus accruals of $0.3 million; higher professional services fees of $0.2 million; and higher travel and other expenses of $0.2 million, partially offset by lower transaction expenses of $0.3 million in the 2018 period compared to the 2017 period.

Other Income / (Expense) Components:

Other Income / (Expense) for the six months ended June 30, 2018 consisted of interest expense of ($1.1 million), foreign exchange losses of ($24,000) and a loss on the disposition of fixed assets ($7,000). For the six months ended June 30, 2017, Other Income / (Expense) consisted of interest expense of ($209,000), foreign exchange gains of $26,000 and a loss on the disposition of fixed assets of ($4,000). The higher level of interest expense was due to increased borrowings to fund the acquisition of our Data and Analytics Services segment.

Income Tax Expense:

Income tax expense for the six months ended June 30, 2018 totaled $1.6 million, representing an effective tax rate on pre-tax income of 27.3%, compared to $301,000 for the six months ended June 30, 2017, which represented a 25.1% effective tax rate on pre-tax income. The higher effective tax rate in 2018 largely reflected excess tax benefits related to stock options and restricted shares which favorably impacted our income tax rate in the six months ended June 30, 2017, partially offset by a lower statutory U.S. federal income tax rate in the second quarter of 2018 associated with the Tax Cut and Jobs Act of 2017.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

At June 30, 2018, we had bank debt, net of cash balances on hand, of approximately $37 million and approximately $12 million of borrowing capacity under our existing credit facility.

Historically, we have funded our organic business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At June 30, 2018, our accounts receivable “days sales outstanding” (“DSOs”) measurement increased to 62-days, which is on the high end of our range and is expected to improve in the third quarter of 2018.

We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility will be adequate to fund our business needs and debt service obligations over the next twelve months.

Cash flows provided by (used in) operating activities:

Cash (used in) operating activities for the six months ended June 30, 2018 totaled ($0.6 million) compared to cash provided by operating activities of $0.5 million during the six months ended June 30, 2017. Elements of cash flows in the 2018 period were net income of $4.2 million, non-cash charges of $0.7 million, and an increase in operating working capital levels of ($5.5 million). During the six months ended June 30, 2017, elements of cash flows were net income of $0.9 million, non-cash charges of $0.8 million and an increase in operating working capital levels of ($1.2 million). The operating working capital increases in both 2018 and 2017 were in support of revenue growth (higher accounts receivable levels).

Cash flows (used in) investing activities:

Cash (used in) investing activities for the six months ended June 30, 2018 was ($0.6 million) compared to ($0.4 million) for the six months ended June 30, 2017. In 2018, capital expenditures totaled ($0.5 million), and we had a ($0.1 million) lease deposit related to our new office facility in Chennai, India. During the six months ended June 30, 2017, (cash used) in investing activities essentially consisted of capital expenditures.

Cash flows (used in) financing activities:

Cash (used in) financing activities for the six months ended June 30, 2018 totaled ($0.5 million) and consisted of net borrowings under our revolving credit facility of $1.5 million; ($1.9 million) of debt payments on our term loan facility; and ($0.1 million) of deferred financing costs associated with our credit facility amendment. Cash (used in) financing activities for the six months ended June 30, 2017 totaled ($0.3 million) and consisted of debt repayments on our term loan of ($0.9 million), partially offset by borrowings under our revolving credit facility of $0.5 million and proceeds of $0.1 million from the exercise of stock options.

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

Our cash flow and earnings are subject to fluctuations due to exchange rate variations. Foreign currency risk exists by nature of our global recruitment and development centers. During 2012 through 2015, we attempted to limit our exposure to currency exchange fluctuations in the Indian rupee via the purchase of foreign currency forward contracts. The Company elected not to engage in currency hedging activities in 2016 to date given the likelihood of an environment of interest rate expansion in the United States, which management believes should have the impact of mitigating any material appreciation in the Indian rupee against the U.S. dollar.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2017.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our Common Stock repurchased during the quarter ended June 30, 2018 is set forth in the following table:

Period	Total Number of Shares Purchased (2)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (1)
April 1, 2018 – April 30, 2018	—	—	—	—
May 1, 2018 – May 31, 2018	—	—	—	—
June 1, 2018 – June 30, 2018	1,287	$16.02	—	—

Total	1,287	$16.02	—	—

(1)	As of June 30, 2018, the Company does not have a publicly announced repurchase program in place.

(2)	All shares purchased above were to satisfy employee tax obligations related to the vesting of restricted stock under the Company’s Stock Incentive Plan.

ITEM 6.	EXHIBITS

(a) Exhibits

10.1	Second Amendment to Credit Agreement, dated as of April 20, 2018, by and among Mastech Digital, Inc., PNC Bank, National Association, and certain other financial institutions party thereto as lenders, and PNC Bank, National Association, in its capacity as administrative agent for the lenders thereto (incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 25, 2018).

10.2	Second Amendment to Mastech Digital, Inc. Stock Incentive Plan (as amended and restated), dated May 16, 2018 (incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2018).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of August, 2018.

MASTECH DIGITAL, INC.

August 10, 2018	/s/ VIVEK GUPTA
Vivek Gupta Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer
(Principal Financial Officer)