Form 10-Q
period 2018-09-30
Mastech Digital, Inc.
filed 2018-11-09
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2018 was 10,983,736.

MASTECH DIGITAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$44,292	$39,228	$132,519	$107,414
Cost of revenues	33,582	30,410	100,656	85,310

Gross profit	10,710	8,818	31,863	22,104
Selling, general and administrative expenses:
Operating expenses	8,204	8,603	23,830	20,504
Impairment of goodwill	—	—	7,738	—
Revaluation of contingent consideration liability	—	—	(9,106)	—

Total selling, general and administrative expenses	8,204	8,603	22,462	20,504

Income from operations	2,506	215	9,401	1,600
Interest income (expense), net	(535)	(439)	(1,623)	(648)
Other income (expense), net	108	(11)	77	11

Income (loss) before income taxes	2,079	(235)	7,855	963
Income tax expense (benefit)	459	(99)	2,038	202

Net income (loss)	$1,620	$(136)	$5,817	$761

Earnings per share:
Basic	$.15	$(0.01)	$.53	$0.08

Diluted	$.14	$(0.01)	$.52	$0.08

Weighted average common shares outstanding:
Basic	10,966	10,684	10,938	9,590

Diluted	11,217	10,730	11,153	9,670

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$1,620	$(136)	$5,817	$761
Other comprehensive income (loss):
Net unrealized gain (loss) on interest rate swap contracts	27	(99)	197	(87)
Foreign currency translation adjustment	(215)	(19)	(376)	(19)

Total pretax net unrealized (loss)	(188)	(118)	(179)	(106)
Income tax expense (benefit)	7	(38)	51	(33)

Total other comprehensive (loss), net of taxes	(195)	(80)	(230)	(73)

Total comprehensive income (loss)	$1,425	$(216)	$5,587	$688

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,188	$2,478
Accounts receivable, net of allowance for uncollectible accounts of $408 in 2018 and $398 in 2017	24,212	22,876
Unbilled receivables	13,961	7,786
Prepaid and other current assets	1,609	1,533

Total current assets	41,970	34,673
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,503	1,395
Enterprise software	1,902	1,986
Leasehold improvements	458	365

	3,863	3,746
Less — accumulated depreciation and amortization	(1,722)	(1,847)

Net equipment, enterprise software, and leasehold improvements	2,141	1,899
Deferred income taxes	—	468
Non-current deposits	519	255
Goodwill	28,106	35,844
Intangible assets, net	23,410	25,465

Total assets	$96,146	$98,604

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,575	$4,003
Accounts payable	2,724	5,028
Accrued payroll and related costs	8,050	8,969
Other accrued liabilities	1,619	1,679
Deferred revenue	119	430

Total current liabilities	17,087	20,109

Long-term liabilities:
Long-term debt, less current portion, net	37,720	34,149
Contingent consideration liability	8,019	17,125
Long-term accrued income taxes	68	68
Deferred income taxes	81	—

Total liabilities	62,975	71,451
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 250,000,000 shares authorized and 12,627,582 shares issued as of September 30, 2018 and 12,562,470 as of December 31, 2017	126	126
Additional paid-in-capital	20,692	20,241
Retained earnings	16,740	10,923
Accumulated other comprehensive income (loss)	(213)	17
Treasury stock, at cost; 1,643,846 shares as of September 30, 2018 and 1,641,272 as of December 31, 2017	(4,174)	(4,154)

Total shareholders’ equity	33,171	27,153

Total liabilities and shareholders’ equity	$96,146	$98,604

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$5,817	$761
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,342	1,180
Bad debt expense	10	—
Interest amortization of deferred financing costs	74	82
Stock-based compensation expense	341	285
Deferred income taxes, net	549	102
Impairment of goodwill	7,738	—
Revaluation of contingent consideration liability	(9,106)	—
Loss of disposition of fixed assets	7	4
Working capital items:
Accounts receivable and unbilled receivables	(7,521)	(2,884)
Prepaid and other current assets	70	(1,080)
Accounts payable	(2,304)	208
Accrued payroll and related costs	(919)	(1,122)
Other accrued liabilities	(60)	991
Deferred revenue	(311)	(124)

Net cash flows (used in) operating activities	(3,273)	(1,597)

INVESTING ACTIVITIES:
Acquisition of InfoTrellis, Inc. (net of cash acquired and issuance of contingent consideration)	—	(34,730)
(Payment for) recovery of non-current deposits	(264)	59
Capital expenditures	(536)	(896)

Net cash flows (used in) investing activities	(800)	(35,567)

FINANCING ACTIVITIES:
Borrowings on revolving credit facility, net	6,999	9,689
Borrowings on term loan facility	—	30,500
(Repayments) on term loan facility	(2,859)	(6,300)
Proceeds from the issuance of common shares	—	6,000
Payment of deferred financing costs	(71)	(435)
Purchase of treasury stock	(20)	(7)
Proceeds from the exercise of stock options	110	69

Net cash flows provided by financing activities	4,159	39,516

Effect of exchange rate changes on cash and cash equivalents	(376)	(19)

Net change in cash and cash equivalents	(290)	2,333
Cash and cash equivalents, beginning of period	2,478	829

Cash and cash equivalents, end of period	$2,188	$3,162

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

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

Accounting Principles

The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the SEC on March 23, 2018. Additionally, our operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018 or for any other period.

Principles of Consolidation

The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the nine months ended September 30, 2018.

Recent Developments

On July 24, 2018, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock. The Board determined that this action was in the best interest of the Company after review of the Company’s current financial position, business outlook and share trading patterns. The record date for the stock split was August 13, 2018. Shareholders of record as of the close of business on the record date received one new share of common stock of the Company for every share that they owned on such date. The distribution of the new shares was made on August 24, 2018. The earnings per share calculations for all periods presented have been recast to reflect the impact of the stock split on outstanding shares.

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

The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in millions)		(Amounts in millions)
Data and Analytics Services Segment
Time-and-material Contracts	$3.8	$3.3	$14.2	$3.3
Fixed-price Contracts	2.0	0.8	4.2	0.8

Subtotal Data and Analytics Services	$5.8	$4.1	$18.4	$4.1

IT Staffing Services Segment
Time-and-material Contracts	$38.5	$35.1	$114.1	$103.2
Fixed-price Contracts	—	—	—	0.1

Subtotal IT Staffing Services	$38.5	$35.1	$114.1	$103.3

Total Revenues	$44.3	$39.2	$132.5	$107.4

For the three months ended September 30, 2018, the Company had one client that exceeded 10% of total revenue (CGI = 13.5%). For the nine months ended September 30, 2018, the Company had one client that exceeded 10% of total revenue (CGI = 12.9%). For the three months ended September 30, 2017, the Company had two clients that exceeded 10% of total revenue (CGI = 12.5% and Accenture = 11.7%). For the nine months ended September 30, 2017, the Company had two clients that exceeded 10% of total revenue (CGI = 13.1% and Accenture = 10.5%).

The Company’s top ten clients represented approximately 48% and 47% of total revenues for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, the Company’s top ten clients represented approximately 48% and 48% of total revenues, respectively.

The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in millions)		(Amounts in millions)
United States	$43.2	$38.1	$128.8	$106.3
Canada	0.7	0.7	2.6	0.7
India and Other	0.4	0.4	1.1	0.4

Total	$44.3	$39.2	$132.5	$107.4

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

The Company incurred $2.0 million of transaction costs related to the acquisition in 2017. For the three months ended September 30, 2018, the Company had no transaction costs. For the nine months ended September 30, 2018, the Company reversed transaction costs of $140,000 that did not materialize. This credit expense related to investment banker fees that were tied to the contingent consideration liability. For the three and nine months ended September 30, 2017, the Company incurred transaction costs of $1.7 million and $2.0 million, respectively.

Included in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2018 are revenues of $5.8 million and $18.4 million, respectively, and net income of $0.6 million and $2.2 million, respectively, applicable to the InfoTrellis operations acquired on July 13, 2017.

The following reflects the Company’s unaudited pro forma results had the results of InfoTrellis been included for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Amounts in Thousands)		(Amounts in Thousands)
	2018	2017	2018	2017
Revenue	$44,292	$39,815	$132,519	$118,317
Net income	$1,620	$(78)	$5,817	$1,523
Earnings per share-diluted	$0.14	$(0.01)	$0.52	$0.14

The information above does not reflect all of the operating efficiencies or inefficiencies that may have resulted from the InfoTrellis acquisition in those periods prior to such acquisition. Therefore, the unaudited pro forma information above is not necessarily indicative of results that would have been achieved had the business been combined during all periods presented.

During the three month period ended June 30, 2018, the Company revalued the contingent consideration liability after determining that relevant conditions for the payment of such liabilities were unlikely to be fully satisfied. The revaluation resulted in a $9.1 million reduction to the contingent consideration liability which is reflected in selling, general and administrative expenses for the nine months ended September 30, 2018.

Additionally, the revaluation of contingent consideration prompted the Company to perform a quantitative impairment test as of June 30, 2018, related to the InfoTrellis acquisition. Based on the results of this testing, the Company recorded a $7.7 million impairment associated with the carrying amount of goodwill related to the InfoTrellis acquisition. Accordingly, for the nine months ended September 30, 2018, the Company’s goodwill impairment charge of $7.7 million is reflected in selling, general and administrative expenses.

4. Goodwill and Other Intangible Assets, net

Goodwill related to our June 15, 2015 acquisition of Hudson Global Resources Management’s U.S. IT staffing business’ (“Hudson IT”) totaled $8.4 million. Goodwill related to our July 13, 2017 acquisition of the services division of InfoTrellis totaled $27.4 million. During the three month period ended June 30, 2018, the Company recorded a goodwill impairment related to the InfoTrellis acquisition of $7.7 million.

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

The following table provides information regarding changes in the Company’s goodwill for the periods ended September 30, 2018 and December 31, 2017.

	Nine Months Ended	Twelve Months Ended
	September 30, 2018	December 31, 2017
	(Amounts in thousands)
Beginning balance	$35,844	$8,427
Goodwill recorded	—	27,417
Impairment	(7,738)	—

Ending balance	$28,106	$35,844

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of September 30, 2018 and December 31, 2017:

		September 30, 2018
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT staffing services:
Client relationships	12	$7,999	$2,194	$5,805
Covenant-not-to-compete	5	319	210	109
Trade name	3	249	249	—
Data and analytics services:
Client relationships	12	16,671	1,678	14,993
Covenant-not-to-compete	5	761	184	577
Trade name	5	1,221	295	926
Technology	7	1,209	209	1,000

Total Intangible Assets		$28,429	$5,019	$23,410

		December 31, 2017
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT staffing services:
Client relationships	12	$7,999	$1,694	$6,305
Covenant-not-to-compete	5	319	162	157
Trade name	3	249	211	38
Data and analytics services:
Client relationships	12	16,671	636	16,035
Covenant-not-to-compete	5	761	70	691
Trade name	5	1,221	112	1,109
Technology	7	1,209	79	1,130

Total Intangible Assets		$28,429	$2,964	$25,465

Amortization expense for the three and nine month periods ended September 30, 2018 was $673,000 and $2.1 million, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. For the three and nine month periods ended September 30, 2017, amortization expense was $611,000 and $1.0 million, respectively.

The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2018 through 2022 is as follows:

	Years Ended December 31,
	2018	2019	2020	2021	2022
	(Amounts in thousands)
Amortization expense	$2,727	$2,689	$2,654	$2,625	$2,443

5. Commitments and Contingencies

Lease Commitments

The Company rents certain office space and equipment under non-cancelable leases which provide for future minimum rental payments. In August 2018, the Company entered into a five-year office lease in Noida, India to replace a previous lease commitment scheduled to expire in 2019. The aggregate lease commitment on the new Noida facility is $3.4 million. In May 2018, the Company entered into a three-year office lease in Chennai, India to replace a previous lease commitment which expired. The aggregate remaining lease commitment on the Chennai facility totals $0.7 million. Except for the Noida and Chennai leases, total lease commitments have not materially changed from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

6. Employee Benefit Plan

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S. based salaried employees. Concurrent with the acquisition of Hudson IT, the Company expanded employee eligibility under the Retirement Plan to include all U.S. based W-2 hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. For Hudson IT employees enrolled in the Hudson Employee Retirement Savings Plan under the Code at the acquisition date, the Company provides a matching contribution of 50% of the first 6% of the participant’s contributed pay, subject to vesting based on the combined tenure with Hudson and Mastech Digital. For all other employees, the Company did not provide for any matching contributions for the nine months ended September 30, 2018 and 2017. Mastech Digital’s total contributions to the Retirement Plan for the three and nine months ended September 30, 2018 related to the former Hudson IT employees totaled approximately $19,000 and $62,000, respectively. Mastech Digital’s total contributions to the Retirement Plan for the three and nine months ended September 30, 2017 related to the former Hudson IT employees totaled approximately $21,000 and $75,000, respectively.

7. Stock-Based Compensation

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 3,600,000 shares of the Company’s Common Stock (adjusted for the 2018 two-for-one stock split) shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three months ended September 30, 2018, the Company granted no shares under the Plan. During the nine months ended September 30, 2018, the Company granted 25,380 restricted share units and 180,000 stock options at a strike price of $7.46. During the three and nine months ended September 30, 2017, the Company granted no shares under the Plan. As of September 30, 2018 and December 31, 2017, there were 864,000 shares and 264,000, respectively available for future grant under the Plan.

Stock-based compensation expense for the three months ended September 30, 2018 and 2017 was $116,000 and $70,000, respectively, and for the nine months ended September 30, 2018 and 2017 was $341,000 and $285,000, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2018, the Company issued 56,636 shares and 65,112 shares, respectively, related to the vesting of restricted stock and the exercise of stock options. During the three and nine months ended September 30, 2017, the Company issued 12,500 and 200,776 shares, respectively, related to the vesting of restricted stock and the exercise of stock options.

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

The Company pledged substantially all of its assets in support of the Credit Agreement. The Credit Agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the Credit Agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of September 30, 2018, the Company was in compliance with all provisions under the facility.

In connection with securing the commitments under the Credit Agreement and the April 20, 2018 amendment to the Credit Agreement, the Company paid commitment fees and incurred deferred financing costs totaling $506,000, which were capitalized and are being amortized as interest expense over the life of the facility. Debt financing costs of $393,000 and $395,000 (net of amortization) as of September 30, 2018 and December 31, 2017, respectively, are presented as reductions in long-term debt in the Company’s Condensed Consolidated Balance Sheets.

As of September 30, 2018 and December 31, 2017, the Company’s outstanding borrowings under the Revolver totaled $16.0 million and $9.0 million, respectively; and unused borrowing capacity available was approximately $6.5 million and $13 million, respectively. The Company’s outstanding borrowings under the term loan were $26.7 million and $29.5 million at September 30, 2018 and December 31, 2017, respectively. The Company believes the eligible borrowing base on the Revolver will not fall below current outstanding borrowings for a period of time exceeding one year and has classified the $16.0 million net outstanding debt balance at September 30, 2018, as long-term.

9. Income Taxes

The components of income before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and nine months ended September 30, 2018 and, 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in Thousands)		(Amounts in Thousands)
Income before income taxes:
Domestic	$1,544	$(507)	$4,661	$417
Foreign	535	272	3,194	546

Income before income taxes	$2,079	$(235)	$7,855	$963

The Company has foreign subsidiaries in Canada and India which generate revenues from foreign clients. Additionally, these foreign subsidiaries provide services to the Company’s U.S. operations. Accordingly, the Company allocates a portion of its income to these subsidiaries based on a “transfer pricing” model and reports such income as foreign in the above table.

The provision for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in Thousands)		(Amounts in Thousands)
Current provision:
Federal	$275	$(240)	$838	$(78)
State	4	(36)	183	(13)
Foreign	107	64	686	157

Total current provision (benefit)	$386	(212)	$1,707	66

Deferred provision:
Federal	40	80	116	100
State	13	11	33	14
Foreign	20	22	182	22

Total deferred provision	73	113	331	136

Total provision (benefit) for income taxes	$459	$(99)	$2,038	$202

The Tax Cut and Jobs Act of 2017 (the “Tax Act”) enacted on December 22, 2017 introduced significant changes to U.S. income tax law. Effective 2018, the Tax Act reduced the U.S. statutory tax rate from 34% to 21% and created new taxes on certain foreign-sourced earnings and certain intercompany payments. We have not fully completed our accounting for the income tax effects of the Tax Act. As discussed in the SEC Staff Accounting Bulletin No. 118, the accounting for the Tax Act should be completed within one year from the Tax Act enactment. During the nine months ended September 30, 2018, we have made no adjustments to the provisional amounts recorded at December 31, 2017. Any adjustments to the provisional amounts recorded at December 31, 2017 will be reflected upon the completion of our accounting for the Tax Act.

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three and nine months ended September 30, 2018 and 2017 were as follows (amounts in thousands):

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
Income taxes computed at the federal statutory rate	$437	21.0%	$(80)	(34.0)%
State income taxes, net of federal tax benefit	17	0.8	(25)	(10.6)
Excess tax benefits from stock options/restricted shares	(72)	(3.4)	10	4.2
Difference in tax rate on foreign earnings/other	77	3.7	(4)	(1.7)

	$459	22.1%	$(99)	(42.1)%

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
Income taxes computed at the federal statutory rate	$1,650	21.0%	$327	34.0%
State income taxes, net of federal tax benefit	216	2.7	17	1.8
Excess tax benefits from stock options/restricted shares	(84)	(1.1)	(145)	(15.1)
Difference in tax rate on foreign earnings/other	256	3.3	3	0.3

	$2,038	25.9%	$202	21.0%

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, are as follows:

(Amounts in thousands)	Nine Months Ended September 30, 2018
Balance as of December 31, 2017	$95
Additions related to current period	—
Additions related to prior periods	—
Reductions related to prior periods	(40)

Balance as of September 30, 2018	$55

Although it is difficult to anticipate the final outcome of these uncertain tax positions, the Company believes that the total amount of unrecognized tax benefits could be reduced by approximately $35,000 during the next twelve months due to the expiration of the statutes of limitation.

10. Derivative Instruments and Hedging Activities

Interest Rate Risk Management

Concurrent with the Company’s July 13, 2017 borrowings under its new credit facility, the Company entered into a 44–month interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. Under the swap contracts, the Company pays interest at a fixed rate of 1.99% and receives interest at a variable rate equal to the daily U.S. LIBOR on a notional amount of $15,000,000. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Condensed Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of interest-rate swap contracts deemed ineffective are recognized in the Consolidated Statements of Operations as interest expense. Prior to July 13, 2017, the Company had outstanding interest-rate swap contracts related to term loan borrowings under the Company’s previous credit agreement. The fair value of the interest-rate swap contracts at September 30, 2018 and December 31, 2017 was an asset of $206,000 and $9,000, respectively, and is reflected in the Condensed Consolidated Balance Sheets as other current assets.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income are as follows (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Location of Gain / (Loss) reclassified in Income (Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income (Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
For the Three Months Ended September 30, 2018:
Interest-Rate Swap Contract	$27	Interest Expense	$3	Interest Expense	$—
For the Nine Months Ended September 30, 2018:
Interest-Rate Swap Contract	$197	Interest Expense	$(13)	Interest Expense	$—
For the Three Months Ended September 30, 2017:
Interest-Rate Swap Contract	$(99)	Interest Expense	$(20)	Interest Expense	$—
For the Nine Months Ended September 30, 2017:
Interest-Rate Swap Contract	$(87)	Interest Expense	$(30)	Interest Expense	$—

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2018		December 31, 2017
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest-Rate Swap Contracts	Other Current Assets	$206	Other Current Assets	$9

The estimated amount of pretax losses as of September 30, 2018 that is expected to be reclassified from other comprehensive income (loss) into earnings within the next 12 months is approximately $15,000.

11. Fair Value Measurements

The Company has adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), related to certain financial and nonfinancial assets and liabilities. ASC 820 establishes the authoritative definition of fair value; sets out a framework for measuring fair value; and expands the required disclosures about fair value measurements. The valuation techniques required by ASC 820 are based on observable and unobservable inputs using the following three-tier hierarchy:

•	Level 1 — Inputs are observable quoted prices (unadjusted) in active markets for identical assets and liabilities.

•

Level 2 — Inputs are observable, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are directly or indirectly observable in the marketplace.

•	Level 3 — Inputs are unobservable that are supported by little or no market activity.

At September 30, 2018 and December 31, 2017, the Company carried the following financial assets (liabilities) at fair value measured on a recurring basis (in thousands):

	Fair Value as of September 30, 2018
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$206	$—	$206
Contingent consideration liability	$—	$—	$(8,019)	$(8,019)

	Fair Value as of December 31, 2017
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$9	$—	$9
Contingent consideration liability	$—	$—	$(17,125)	$(17,125)

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

The following table provides information regarding changes in the Company’s contingent consideration liability for the periods ended September 30, 2018 and December 31, 2017.

	Nine Months Ended	Twelve Months Ended
	September 30, 2018	December 31, 2017
	(Amounts in thousands)
Beginning balance	$17,125	$—
Contingent consideration liability incurred	—	17,125
Payments made	—	—
Revaluations	(9,106)	—

Ending balance	$8,019	$17,125

At September 30, 2018 and December 31, 2017, the Company carried the following financial assets (liabilities) at fair value measured on a non-recurring basis (in thousands):

	Fair Value as of September 30, 2018
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Goodwill	$—	$—	$28,106	$28,106

	Fair Value as of December 31, 2017
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Goodwill	$—	$—	$35,844	$35,844

During the three and nine month period ended September 30, 2018, the Company recorded a goodwill impairment related to the InfoTrellis acquisition of $0.0 million and $7.7 million, respectively.

12. Shareholders’ Equity

The Company purchases shares to satisfy employee tax obligations related to its Stock Incentive Plan. During the three and nine months ended September 30, 2018, the Company purchased 0 shares and 2,574 shares at a share price of $8.01, respectively, to satisfy employee tax obligations related to the vesting of restricted stock. During the three and nine months ended September 30, 2017, the Company purchased 0 and 2,318 shares at a share price of $3.21 to satisfy employee tax obligations related to the vesting of restricted stock.

13. Earnings Per Share

The computation of basic earnings per share is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.

For the three and nine months ended September 30, 2018, there were no anti-dilutive stock options excluded from the computation of diluted earnings per share. For the three and nine months ended September 30, 2017, there were no anti-dilutive stock options excluded from the computation of diluted earnings per share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in thousands)		(Amounts in thousands)
Revenues:
Data and analytics services	$5,787	$4,069	$18,442	$4,069
IT staffing services	38,505	35,159	114,077	103,345

Total revenues	$44,292	$39,228	$132,519	$107,414

Gross Margin %:
Data and analytics services	44.5%	44.2%	43.7%	44.2%
IT staffing services	21.1%	20.0%	20.9%	19.6%

Total gross margin %	24.2%	22.5%	24.0%	20.6%

Segment operating income:
Data and analytics services	$1,325	$1,060	$4,511	$1,060
IT staffing services	1,854	1,520	5,437	3,577

Subtotal	3,179	2,580	9,948	4,637
Acquisition transaction expenses	—	(1,754)	140	(2,019)
Revaluation of contingent consideration liability	—	—	9,106	—
Goodwill impairment	—	—	(7,738)	—
Amortization of acquired intangible assets	(673)	(611)	(2,055)	(1,018)
Interest expenses and other, net	(427)	(450)	(1,546)	(637)

Income (loss) before income taxes	$2,079	$(235)	$7,855	$963

Below is a reconciliation of segment total assets to consolidated total assets:

	At September 30,
	2018	2017
	(Amounts in Thousands)
Total assets:
Data and analytics services	$44,461	$56,178
IT staffing services	51,685	42,796

Total assets	$96,146	$98,974

Below is geographic information related to our revenues from external customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in thousands)		(Amounts in thousands)
United States	$43,222	$38,142	$128,775	$106,328
Canada	650	716	2,573	716
India and Other	420	370	1,171	370

Total revenues	$44,292	$39,228	$132,519	$107,414

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10) — Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this ASU on January 1, 2018 with no material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments”. Current GAAP either is unclear or does not include specific guidance on eight specific cash flow classification issues included in the amendments in this ASU. The ASU addresses these cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this ASU on January 1, 2018 with no material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting”. Entities have defined the term “modification” in a broad manner resulting in diversity in modification accounting practice. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018 with no material impact on its consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740); Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This ASU provides accounting and disclosure guidance relating to the Tax Cuts and Jobs Act pursuant to the issuance of SEC Staff Accounting Bulletin No. 118. The guidance allows a company to report provisional amounts when reasonable estimates are determinable for certain income tax effects relating to the Act. These provisional amounts may give rise to new current or deferred taxes based on certain provisions within the Act, as well as adjustments to existing current or deferred taxes that existed prior to the Act’s enactment date. In the fourth quarter of 2017, the Company incurred an estimated one-time, non-cash charge of $372,000 related to the enactment of the Act. The charge related to the re-measurement of the Company’s deferred tax assets arising from a lower U.S. corporate tax rate of $294,000 and a $78,000 charge related to a one-time transition tax applicable to the new dividend exemption system related to foreign earnings. The provisional estimates recorded at December 31, 2017 were not adjusted during the nine months ended September 30, 2018. Any adjustments will be reflected upon completion of our accounting for the Tax Act within one year from the Tax Act enactment.

Recent Accounting Pronouncements not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The main difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. We are currently assessing the potential impact of ASU 2016-02 and expect adoption will have a material impact on our consolidated financial condition and results of operations. Contractual obligations on lease arrangements as of September 30, 2018 approximated $5.8 million. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements”. The amendments in these ASUs clarify narrow aspects of the guidance issued in ASU No. 2016-02 “Leases (Topic 842)” and provide an additional transition method to adopt the new leases standard. The new transition method allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company will evaluate these ASUs in conjunction with ASU No. 2016-02, “Leases (Topic 842)”.

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment”, which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under this ASU, a goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual and interim periods beginning January 1, 2020, with early adoption permitted, and applied prospectively. We do not expect ASU 2017-04 to have a material impact on our financial statements.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the ASU. The Company does not expect this ASU to have a material impact on its financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718); Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this ASU improve the accounting of nonemployee share-based payments issued to acquire goods and services used in an entity’s operations. Nonemployee share-based payment awards within the scope of Topic 718 are measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the ASU. The Company does not expect this ASU to have a material impact on its financial statements.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements”. The amendments in this ASU represent changes to clarify, correct errors in, or make minor improvements to the Codification. Topics covered include comprehensive income, investments, debt, stock compensation, income taxes, business combinations and fair value measurement. Some of the amendments in this ASU are effective immediately, however many are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the ASU. The Company does not expect this ASU to have a material impact on its financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company does not expect this ASU to have a material impact on its financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles — Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company does not expect this ASU to have a material impact on its financial statements.

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

Critical Accounting Policies:

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the nine months ended September 30, 2018.

Recent Developments:

On July 24, 2018, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock. The Board determined that this action was in the best interest of the Company after review of the Company’s current financial position, business outlook and share trading patterns. The record date for the stock split was August 13, 2018. Shareholders of record as of the close of business on the record date received one new share of common stock of the Company for every share that they owned on such date. The distribution of the new shares was made on August 24, 2018. The earnings per share calculations for all periods presented have been recast to reflect the impact of the stock split on outstanding shares.

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

Both business segments provide their services across various industry verticals including: financial services; government; healthcare; manufacturing; retail; technology; telecommunications; education; and transportation. Within each reporting segment we evaluate our revenues and gross profits largely by sales channel responsibility. In the past, we have disclosed revenues and gross profits by client type (wholesale clients and retail clients). Management’s emphasis on the breakdown of wholesale and retail client types has diminished over the last year as gross margin opportunities within each client type have changed considerably as the Company has focused on digital technologies. Today, our analysis within our two reporting segments is multi-purposed and includes technologies employed, client relationships, and sales channel accountability.

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general North American economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the second half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies and in 2010, market conditions continued to strengthen over the course of the year. In 2011 through 2013, activity levels continued to trend up in most technologies and sales channels. During 2014 and 2015, we continued to see a steady flow of solid activity in our contract staffing business; however, tightness in the supply side (skilled IT professionals) of our business during these years negatively impacted our new assignment successes. Solid activity levels in our contract staffing business continued during 2016 and 2017, however, recruitment challenges remained due to the tightness in the supply of skilled IT professionals. During the first nine months of 2018, we were encouraged by job growth in the U.S and an expanding global economy, as well as potential stimulus associated with the Tax Cut and Jobs Act of 2017. We believe that supply side pressures will persist in both of our business segments, but view market conditions as generally positive.

In addition to tracking general economic conditions, a large portion of our revenues is generated from a limited number of clients. Accordingly, our trends and outlook are impacted by the prospects and well-being of these specific clients. This “account concentration” factor may cause our results of operations to deviate from the prevailing U.S. economic trends from time to time.

Within the IT staffing business many larger users of these services are employing third-party managed service providers “MSP” to manage their contractor spending in an effort to drive down overall costs. This trend towards utilizing the MSP model may pressure gross margins in the future.

Results of Operations for the Three Months Ended September 30, 2018 as Compared to the Three Months Ended September 30, 2017:

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

Revenues:

Revenues for the three months ended September 30, 2018 totaled $44.3 million compared to $39.2 million for the corresponding three month period in 2017. This 13% year-over-year revenue increase reflects the inclusion of a full three months of operating results in the 2018 period from our acquisition of InfoTrellis’ data management and analytics services business, which occurred on July 13, 2017, and 10% growth in our IT staffing segment. For the three months ended September 30, 2018, the Company had one client that exceeded 10% of total revenue (CGI = 13.5%). For the three months ended September 30, 2017, the Company had two clients that exceeded 10% of total revenue (CGI = 12.5% and Accenture = 11.7%). The Company’s top ten clients represented approximately 48% and 47% of total revenues for the three months ended September 30, 2018 and 2017, respectively.

Below is a tabular presentation of revenues by reportable segment for the three months ended September 30, 2018 and 2017, respectively:

Revenues (Amounts in millions)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Data and Analytics Services	$5.8	$4.1
IT Staffing Services	38.5	35.1

Total revenues	$44.3	$39.2

Revenues from our Data and Analytics Services segment totaled $5.8 million in the third quarter ended September 30, 2018, compared to $4.1 million during the corresponding 2017 period. Compared to the previous quarter ended June 30, 2018, revenue was down approximately $0.3 million. The sequential revenue decline from the previous quarter reflected several delayed starts on new assignments. Despite the slightly lower sequential revenues, activity levels during the third quarter of 2018 continued to be healthy.

Revenues from our IT Staffing Services segment totaled $38.5 million in the three months ended September 30, 2018 compared to $35.1 million during the corresponding 2017 period. This 10% organic increase reflected a higher level of billable consultants during the three months ended September 30, 2018. Billable consultant headcount at September 30, 2018 totaled 1,089-consultants compared to 995-consultants one-year earlier. Increased demand for our staffing services and improved efficiencies at our global recruitment center were largely responsible for this 9% improvement in billable headcount. Our average bill rate was $72.51 / per hour during the three months ended September 30, 2018 compared to $72.54 / per hour in the corresponding period of 2017. Permanent placement / direct hire revenues were $108,000 during the quarter, which was $23,000 ahead of last year’s performance.

Gross Margins:

Gross profits in the third quarter of 2018 totaled $10.7 million, compared to $8.8 million in the third quarter of 2017. Gross profit as a percentage of revenue was 24.2% for the three month period ended September 30, 2018 compared to 22.5% during the same period of 2017. This 170-basis point improvement reflected the consolidation of the financial results of our Data and Analytics Services segment for an entire quarter of 2018, which has a gross margin profile that is materially higher than our IT staffing segment and a 110-basis point improvement in our IT Staffing Services segment’s gross margin performance.

Below is a tabular presentation of gross margin by reporting segment for the three months ended September 30, 2018 and 2017, respectively:

Gross Margin	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Data and Analytics Services	44.5%	44.2%
IT Staffing Services	21.1	20.0

Total gross margin	24.2%	22.5%

Gross margins from our Data and Analytics Services segment were 44.5% of revenues during the third quarter of 2018. This performance was essentially in-line with the corresponding period ended September 30, 2017 and 230-basis points better than the sequential quarter ended June 30, 2018. This improvement from the June 30, 2018 quarter reflected the combination of a $97,000 software license fee generated in the third quarter of 2018 and a cost overrun on a fixed price project incurred during the second quarter of 2018.

Gross margins from our IT Staffing Services segment were 21.1% in the third quarter of 2018 compared to 20.0% during the corresponding quarter of 2017. This 110-basis point increase was due to better gross margins on assignment secured during 2018 and higher direct hire revenues, when compared to the corresponding quarter of 2017.

Selling, General and Administrative (“S,G&A”) Expenses:

Below is a tabular presentation of operating expenses by sales, operations, amortization of acquired intangible assets, several material items and general and administrative categories for the three months ended September 30, 2018 and 2017, respectively:

S,G&A Expenses (Amounts in millions)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Data and Analytics Services Segment
Sales and Marketing	$0.7	$0.4
Operations	0.1	0.0
Amortization of Acquired Intangible Assets	0.5	0.4
Acquisition Transaction Costs	—	1.7
General & Administrative	0.4	0.3

Subtotal Data and Analytics Services	$1.7	$2.8

IT Staffing Services Segment
Sales and Marketing	$2.1	$2.0
Operations	2.3	2.1
Amortization of Acquired Intangible Assets	0.2	0.2
General & Administrative	1.9	1.5

Subtotal IT Staffing Services	$6.5	$5.8

Total S,G&A Expenses	$8.2	$8.6

S,G&A expenses for the three months ended September 30, 2018 totaled $8.2 million, compared to $8.6 million for the three months ended September 30, 2017. Excluding $1.7 million of acquisition transaction costs in the 2017 period, SG&A expenses were approximately $6.9 million in 2017 or $1.3 million lower than in the 2018 quarter. Excluding these acquisition transaction costs and the amortization of acquired intangible assets, S,G&A expense as a percentage of total revenues was 16.1% in the third quarter 2017 compared to 16.9% for the 2018 period. Fluctuations within S,G&A expense components during the third quarter of 2018, compared to the third quarter of 2017, included the following:

•

Sales expense increased by $0.4 million in the 2018 period compared to 2017. The increase related to our Data and Analytics Services segment totaled $0.3 million and was largely due to investments made in the sales organization during 2018. Sales expense in our IT Staffing Services segment increased $0.1 million and was due to higher variable compensation when compared to the 2017 period.

•

Operations expense increased by $0.3 million in the 2018 period compared to 2017, primarily due to higher visa process fees and higher variable compensation in our IT Staffing Services segment of $0.2 million and $0.1 million of higher expense in our Data and Analytics Services segment (full quarter of expense in the 2018 period).

•

Amortization of acquired intangible assets was $0.1 million higher in the 2018 period compared to 2017. This entire increase reflected higher amortization related to the acquisition of our Data and Analytics Services segment.

•	Acquisition transaction costs of $1.7 million in the 2017 quarter related to the July 13, 2017 acquisition of InfoTrellis. No transaction costs were incurred in the 2018 quarter.

•

General and administrative expense increased by $0.5 million in the 2018 period compared to 2017. Approximately $0.1 million was related to our new Data and Analytics Services segment, largely due to higher facility costs. In our IT Staffing Services segment, higher variable compensation expenses of $0.1 million; higher professional expenses of $0.1 million; and higher depreciation and license fees related to the implementation of our new ERP software of $0.2 million were responsible for the increase.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended September 30, 2018 consisted of interest expense of ($535,000) and foreign exchange gains of $108,000. For the three months ended September 30, 2017, Other Income / (Expense) consisted of interest expense of ($439,000) and foreign exchange losses of ($11,000). The higher level of interest expense was due to a higher level of outstanding borrowings and a higher effective interest rate from a year ago. The foreign exchange gains in the 2018 period reflected a material decline in the Indian rupee relative to the U.S. dollar.

Income Tax Expense:

Income tax expense (benefit) for the three months ended September 30, 2018 totaled $459,000, representing an effective tax rate on pre-tax income of 22.1%, compared to ($99,000) for the three months ended September 30, 2017, which represented an effective benefit rate of (42.1%). The lower effective tax rate in the 2018 period largely reflected a lower statutory U.S. federal income tax rate associated with the Tax Cut and Jobs Act of 2017 and excess tax benefits related to stock options and restricted shares.

Results of Operations for the Nine Months Ended September 30, 2018 as Compared to the Nine Months Ended September 30, 2017:

Revenues:

Revenues for the nine months ended September 30, 2018 totaled $132.5 million compared to $107.4 million for the corresponding nine month period in 2017. This 23% year-over-year revenue increase reflected the July 13, 2017 acquisition of InfoTrellis’ data management and analytics services business and 10% growth in our IT staffing segment. For the nine months ended September 30, 2018, the Company had one client that exceeded 10% of total revenue (CGI = 12.9%). For the nine months ended September 30, 2017, the Company had two clients that exceeded 10% of total revenue (CGI = 13.1% and Accenture = 10.5%). For the nine months ended September 30, 2018 and 2017, the Company’s top ten clients represented approximately 48% and 48% of total revenues, respectively.

Below is a tabular presentation of revenues by reportable segment for the nine months ended September 30, 2018 and 2017, respectively:

Revenues (Amounts in millions)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Data and Analytics Services	$18.4	$4.1
IT Staffing Services	114.1	103.3

Total revenues	$132.5	$107.4

Revenues from our Data and Analytics Services segment totaled $18.4 million during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, revenues totaled $4.1 million and commenced with the acquisition of the Data and Analytics Services segment on July 13, 2017. Activity levels during the first nine months of 2018 have been healthy and the Company has successfully secured a number of new assignments. However, new project starts in the third quarter of 2018 and several material project ends in the second quarter of 2018 have impacted revenues for the 2018 period.

Revenues from our IT Staffing Services segment totaled $114.1 million during the nine months ended September 30, 2018 compared to $103.3 million during the corresponding 2017 period. This 10% organic increase reflected a higher level of billable consultants in the 2018 period, partially offset by a lower average billing rate when compared to the 2017 period. Increased demand for our staffing services and improved efficiencies at our global recruitment center were largely responsible for this improvement. Permanent placement / direct hire revenues were approximately $0.5 million during the nine months ended September 30, 2018 which was approximately double the amount of direct hire revenues generated in the corresponding period of 2017.

Gross Margins:

Gross profits during the nine months ended September 30, 2018 totaled $31.9 million, compared to $22.1 million during the first nine months of 2017. Gross profit as a percentage of revenue was 24.0% for the nine month period ending September 30, 2018 compared to 20.6% during the same period of 2017. This 340-basis point improvement reflected the full year inclusion of the financial results of our Data and Analytics Services segment in the 2018 period, which has a gross margin profile that is materially higher than our IT staffing segment, and a 130-basis point improvement in our IT Staffing Services segment’s gross margins.

Below is a tabular presentation of gross margin by reporting segment for the nine months ended September 30, 2018 and 2017, respectively:

Gross Margin	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Data and Analytics Services	43.7%	44.2%
IT Staffing Services	20.9	19.6

Total gross margin	24.0%	20.6%

Gross margins from our Data and Analytics Services segment were 43.7% of revenues during the nine months ended September 30, 2018. In the 2017 period, gross margins were 44.2%.

Gross margins from our IT Staffing Services segment were 20.9% in the nine months ended September 30, 2018 compared to 19.6% during the corresponding period of 2017. This 130-basis point increase was due to better gross margins on assignments secured during 2018 and higher direct hire revenues, when compared to the corresponding period of 2017. The higher margins also reflects our focus on digital technology skill-sets.

Selling, General and Administrative (“S,G&A”) Expenses:

Below is a tabular presentation of operating expenses by sales, operations, amortization of acquired intangible assets, several material items and general and administrative categories for the nine months ended September 30, 2018 and 2017, respectively:

S,G&A Expenses (Amounts in millions)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Data and Analytics Services Segment
Sales and Marketing	$1.9	$0.4
Operations	0.3	0.0
Amortization of Acquired Intangible Assets	1.5	0.4
Revaluation of Contingent Consideration	(9.1)	0.0
Goodwill Impairment	7.7	0.0
Acquisition Transaction Costs	0.0	1.7
General & Administrative	1.3	0.3

Subtotal Data and Analytics Services	$3.6	$2.8

IT Staffing Services Segment
Sales and Marketing	$6.3	$6.2
Operations	6.6	6.3
Amortization of Acquired Intangible Assets	0.6	0.6
Acquisition Transaction Costs	(0.1)	0.3
General & Administrative	5.5	4.3

Subtotal IT Staffing Services	$18.9	$17.7

Total S,G&A Expenses	$22.5	$20.5

S,G&A expenses for the nine months ended September 30, 2018 totaled $22.5 million compared to $20.5 million for the nine months ended September 30, 2017. The 2018 period benefited by a revaluation of contingent consideration, partially offset by a goodwill impairment charge – both in the Data and Analytics Services business segment. Excluding these two items, acquisition transaction costs and the amortization of acquired intangible assets, S,G&A as a percentage of total revenues would have been 16.5% for the nine months ended September 30, 2018. Excluding acquisition transaction costs and the amortization of acquired intangible assets in the corresponding period of 2017, S,G&A as a percentage of total revenues would have been 16.3%. Fluctuations within S,G&A expense components during the nine months ended September 30, 2018, compared to the corresponding period in 2017, included the following:

•

Sales expense increased by $1.6 million in the 2018 period compared to 2017. An increase of $1.5 million was related to the July 2017 acquisition of our Data and Analytics Services segment. Sales expense in our IT Staffing Services segment increased $0.1 million in 2018 largely due to higher variable compensation expense.

•

Operations expense increased by $0.6 million in the 2018 period compared to 2017, of which $0.3 million was related to the acquisition of our Data and Analytics Services segment and $0.3 million was due to higher visa processing fees and variable compensation in our IT Staffing Services segment.

•

Amortization of acquired intangible assets was $1.1 million higher in the 2018 period compared to 2017. This entire increase reflected the amortization related to the acquisition of our Data and Analytics Services segment.

•

Revaluation of contingent consideration and a goodwill impairment charge, which netted to a $1.4 million credit to expense in the 2018 period, was responsible for a variance from the corresponding period in 2017.

•

Acquisition transaction costs of $2.0 million incurred in the 2017 period related to the InfoTrellis acquisition in July 2017. In the 2018 period, we had a $0.1 million reversal of transaction costs (credit expense) associated with contingent banker fees.

•

General and administrative expense increased by $2.2 million in the 2018 period compared to 2017. Approximately $1.0 million was related to our new Data and Analytics Services segment. Our IT Staffing Services segment had higher general and administrative expenses in the 2018 period compared to the 2017 period of $1.2 million due to the following: 1) higher variable compensation of $0.4 million; 2) higher professional services fees of $0.2 million; 3) higher travel and event expenses of $0.4 million; and higher depreciation and license fees related to our new ERP software of $0.2 million.

Other Income / (Expense) Components:

Other Income / (Expense) for the nine months ended September 30, 2018 consisted of interest expense of ($1.6 million), foreign exchange gains / other of $77,000. For the nine months ended September 30, 2017, Other Income / (Expense) consisted of interest expense of ($648,000), foreign exchange gains / other of $11,000. The higher level of interest expense was due to increased borrowings to fund the acquisition of our Data and Analytics Services segment. The 2018 foreign exchange gains largely reflected a decline in the Indian rupee relative to the U.S. dollar.

Income Tax Expense:

Income tax expense for the nine months ended September 30, 2018 totaled $2.0 million, representing an effective tax rate on pre-tax income of 25.9%, compared to $202,000 for the nine months ended September 30, 2017, which represented a 21.0% effective tax rate on pre-tax income. The higher effective tax rate in 2018 largely reflected higher excess tax benefits related to stock options and restricted shares which favorably impacted our income tax rate in the nine months ended September 30, 2017, partially offset by a lower statutory U.S. federal income tax rate in the 2018 period associated with the Tax Cut and Jobs Act of 2017.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

At September 30, 2018, we had bank debt, net of cash balances on hand, of approximately $40 million and approximately $6.5 million of borrowing capacity under our existing credit facility.

Historically, we have funded our organic business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At September 30, 2018, our accounts receivable “days sales outstanding” (“DSOs”) measurement was negatively impacted by temporary inefficiencies related to the implementation of our new Cloud based ERP platform during the third quarter of 2018. The result of these inefficiencies included higher accounts receivable balances, negative operating cash flows and higher outstanding borrowings. We are confident improvements will be made during fourth quarter 2018 as we move towards more normalized operations related to our sales-to-cash conversion processes.

We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility will be adequate to fund our business needs and debt service obligations over the next twelve months.

Cash flows provided by (used in) operating activities:

Cash (used in) operating activities for the nine months ended September 30, 2018 totaled ($3.3 million) compared to cash (used in) operating activities of ($1.6 million) during the nine months ended September 30, 2017. Elements of cash flows in the 2018 period were net income of $5.8 million, non-cash charges of $2.0 million, and an increase in operating working capital levels of ($11.1 million). During the nine months ended September 30, 2017, elements of cash flows were net income of $0.8 million, non-cash charges of $1.6 million and an increase in operating working capital levels of ($4.0 million). The operating working capital increases in both 2018 and 2017 were in support of revenue growth (higher accounts receivable levels). Additionally, in the 2018 period, operating working capital levels were negatively impacted by our Cloud-based ERP implementation.

Cash flows (used in) investing activities:

Cash (used in) investing activities for the nine months ended September 30, 2018 was ($0.8 million) compared to ($35.6 million) for the nine months ended September 30, 2017. In 2018, capital expenditures totaled ($0.5 million), and we had a ($0.3 million) lease deposit related to our new office facilities in NOIDA and Chennai, India. During the nine months ended September 30, 2017, (cash used) in investing activities essentially consisted of the acquisition of InfoTrellis and capital expenditures of ($34.7 million) and ($0.9 million), respectively.

Cash flows provided by financing activities:

Cash provided by financing activities for the nine months ended September 30, 2018 totaled $4.2 million and largely consisted of net borrowings under our revolving credit facility of $7.0 million, less ($2.8 million) of debt payments on our term loan facility. Cash provided by financing activities for the nine months ended September 30, 2017 totaled $39.5 million and consisted of net borrowings under our revolving credit facility of $9.7 million; $30.5 million of borrowings under our term loan facility; proceeds of $6.0 million from the issuance of common stock; offset by debt payments on our previous term loan facility of ($6.3 million) and payments of deferred financing costs of ($0.4 million).

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2017.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our Common Stock repurchased during the quarter ended September 30, 2018 is set forth in the following table:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (1)
July 1, 2018 — July 31, 2018	—	—	—	—
August 1, 2018 — August 31, 2018	—	—	—	—
September 1, 2018 — September 30, 2018	—	—	—	—

Total	—	—	—	—

(1)	As of September 30, 2018, the Company does not have a publicly announced repurchase program in place.

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of November 2018.

MASTECH DIGITAL, INC.

November 9, 2018	/s/ VIVEK GUPTA
Vivek Gupta Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr. Chief Financial Officer (Principal Financial Officer)