Form 10-K
period 2018-12-31
Mastech Digital, Inc.
filed 2019-03-29
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2018 (based on the closing price on such stock as reported by NYSE American on such date) was $31,758,000

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of March 15, 2019 was 11,000,946 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for May 15, 2019 to be filed with the Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MASTECH DIGITAL, INC.

2018 FORM 10-K

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

Factors or events that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

•	changes in general U.S. and global economic conditions and economic conditions in the industries in which we operate;

•	our ability to retain existing clients and obtain new clients;

•	changes in competitive conditions;

•	our ability to introduce new service offerings;

•	availability of and retention of skilled technical employees and key personnel;

•	technological changes;

•	changes in accounting standards, rules and interpretations;

•	many of our contracts are terminable by clients without penalty;

•	changes in immigration laws, patterns and other factors related to visa holders;

•	liabilities and unanticipated developments resulting from litigations, regulatory investigations and similar matters;

•	fluctuations due to currency exchange rate variations;

•	changes in U.S. laws, rules and regulations, including the Internal Revenue Code;

•	changes in India’s geopolitical environment, laws, rules and regulations;

•	the impact and success of new acquisitions; and

•	management’s ability to identify and manage risks.

•	breach of our systems due to a cyber security attack.

ITEM 1.	BUSINESS

Overview

Mastech Digital, Inc. (referred to in this report as “Mastech Digital”, “Mastech”, the “Company”, “us”, “our” or “we”) is a provider of Digital Transformation IT Services. The Company offers data management and analytics services; other digital transformation services around Salesforce.com and Digital Learning; and IT staffing services for both digital and mainstream technologies. Headquartered near Pittsburgh, Pennsylvania, we have approximately 1,300 consultants that provide services across a broad spectrum of industry verticals. From

July 1986 through September 2008, we conducted our business as subsidiaries of iGATE Corporation (“iGATE”). We do not sell, lease or otherwise market computer software or hardware, and essentially 100% of our revenue is derived from the sale of data and analytics, IT staffing and digital transformation services.

Our data and analytics services segment provides specialized capabilities in delivering data management and analytics services to customers globally. This business offers project-based consulting services in the areas of Master Data Management, Enterprise Data Integration, Big Data, Analytics and Digital Transformation, all of which can be delivered using onsite and offshore resources.

Our IT staffing segment combines technical expertise with business process experience to deliver a broad range of services in digital and mainstream technologies. Our digital technology stack includes data management and analytics, cloud, mobility, social and automation. Our mainstream technologies include business intelligence / data warehousing; web services; enterprise resource planning & customer resource management; and e-Business solutions. We work with businesses and institutions with significant IT-spend and recurring staffing needs. We also support smaller organizations with their “project focused” temporary IT staffing requirements.

Our digital transformation services include staffing and project-based services around Salesforce.com and Digital Learning.

Sales and marketing of our services are handled by separate and distinct sales organizations within each of our two operating segments. Our data and analytic services are marketed through 1) account executives who largely focus on new business development; and 2) technical relationship managers who focus on growing strong relationships within existing clients. Both account executives and technical relationship managers reside in either the U.S. or Canada. Our IT staffing and digital transformation services are conducted through account executives across the U.S. who deploy a telesales model, supplemented with client visits. This cost-effective model is aimed at integrator and other staffing clients, with a need to supplement their abilities to attract highly-qualified temporary IT personnel. Additionally, we use a branch service sales model in select geographies within the U.S. The branch services model employs local sales and recruitment resources, aimed at establishing strong relationships with both clients and candidates. We recruit through global recruitment centers located in the U.S. and India that deliver a full range of recruiting and sourcing services. Our centers employ approximately 200 recruiters and sourcers that focus on recruiting U.S.-based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests from our offshore recruiting centers, with investment in sourcing and recruiting processes, expanded search coverage, round-the-clock sourcing, and frequent candidate contact, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

History and Developments

Historically, we operated as the former Professional Services segment of iGATE. Mastech Digital, Inc. was incorporated in Pennsylvania as a wholly-owned subsidiary of iGATE on June 6, 2008 in anticipation of our spin-off from iGATE. On September 30, 2008, we spun-off from iGATE and began operating as an independent public company. Our operating subsidiaries have 32 years of history as reliable providers of IT staffing services.

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

In 2003, we launched our offshore global recruitment center model in an effort to meet an increase in industry demand with lower cost recruiting resources. Over the last fifteen years, we have made significant investments in our offshore center to improve infrastructure, processes and effectiveness. Additionally, we have made investments in recent years in our domestic recruitment structure, primarily to support our branch service model.

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

In 2018, we expanded our Master Data Management and Big Data Services offerings within our Data and Analytics Services segment.

Recent Developments

On July 24, 2018, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock. The Board determined that this action was in the best interest of the Company after a review of the Company’s current financial position, business outlook and share trading patterns. The record date for the stock split was August 13, 2018. Shareholders of record as of the close of business on the record date received one new share of common stock of the Company for every share that they owned on such date. The distribution of the new shares was made on August 24, 2018. The earnings per share calculations and share data for all periods presented have been recast to reflect the impact of the stock split on outstanding shares.

Operating Segments

Our revenues are generated from two business segments: Data and Analytics Services and IT Staffing Services. Details related to these two businesses are discussed separately below, while information about our employees, differentiators, technologies and various other aspects of our business is shown in the aggregate for Mastech Digital, Inc.

Data and Analytics Services

Our Data and Analytics Services segment is the result of our acquisition of the services business of InfoTrellis, Inc., a Canada-based organization with locations in Toronto, Canada, Austin, TX and Chennai, India. The acquisition was completed in July 2017, and the resulting business segment is marketed as Mastech InfoTrellis, a brand that combines the attributes of both Mastech Digital and InfoTrellis, Inc. This segment provides specialized capabilities in delivering data management and analytics services to customers globally. Our business offers project-based consulting services in the areas of Master Data Management, Enterprise Data Integration, Big Data, Analytics and Digital Transformation, all of which can be delivered using onsite and offshore resources. In 2018, we expanded our capabilities in Master Data Management and Big Data aimed at broadening our reach within these two important service offerings.

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

Service Offerings

Mastech InfoTrellis’ technology offerings can be categorized into five major service categories:

• Master Data Management
• Enterprise Data Integration
• Big Data
• Analytics
• Digital Transformation

Under these five categories, Mastech InfoTrellis provides the following services:

• Needs Assessment	• Performance Tuning
• Program Roadmap	• Production Support
• Solution Architecture	• Health Check
• Design and Implementation	• Solution Upgrade

Technology Focus

Mastech InfoTrellis has expertise across a broad range of technology skill sets and platforms as part of its five key offerings, including the following:

Master Data Management

• Informatica Intelligent Master Data Management
• Informatica Product 360
• IBM InfoSphere® Master Data Management
• Reference Data Management
• Infa Stack Solutions

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
• Predictive and Prescriptive modeling
• Data Lakes Development

Digital Transformation

• Omni-channel enablement
• Marketing Automation
• Data Visualization

Mastech InfoTrellis helps customers in strategizing, implementing and supporting programs across these technologies and platforms.

Geographic and Vertical Focus

Most of Mastech InfoTrellis’ customers are located in the U.S. and Canada, however, we do have customers globally as well in Europe, the Middle East and in the Asia-Pacific region. The target clients are largely corporations with revenues exceeding $500 million. The average project value generally ranges between $500,000 to $3 million depending on the construction of the agreement. From a vertical perspective, customers in the financial services, retail, healthcare, manufacturing and government segments are significant users of our services. Below is a breakdown of customer revenue percentages for each industry vertical in 2018:

Retail	25%	Manufacturing	16%
Financial Services	22%	Government	10%
Healthcare	16%	Other	11%

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

Permanent placement activities are largely by-products of conducting our core contract staffing business. During 2018, permanent placement fees continued to represent less than 1% of total revenues.

Recruiting

We operate seven small recruiting centers located in the U.S. and one significantly larger facility in India that deliver a full range of recruiting and sourcing services. Our centers employ approximately 200 recruiters and sourcers that focus on recruiting U.S.-based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests faster than the competition is critical for success in our industry as most staffing firms access the same candidate pool via job boards and websites. Our offshore recruiting capabilities, with investment in sourcing and recruiting processes, expanded search coverage, around-the-clock sourcing, and frequent candidate contact, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

We continue to invest in leading technologies and recruitment tools to enhance efficiencies. For example, we use artificial intelligence and web-based tools to expand the reach of our candidate searches. We also employ a state-of-the-art applicant tracking system that has recently been enhanced with proprietary tool-kits and job board / internet interfacing capabilities, resulting in further operational efficiencies.

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

We have access to a large and differentiated recruiting pool due to our brand recognition with both U.S. citizens and H1-B visa holders in the U.S. Unlike most staffing firms that have a high concentration of either H1-B workers or W-2 hourly U.S. citizens, we have historically maintained a balance of H1-B and W-2 hourly employees. We believe that this balanced mix allows us to access a broader candidate pool than our primary competition.

Technology Focus of our IT Staffing and Digital Transformation Services

Our staffing delivery teams, spread across the U.S. and India, are segmented by technologies, allowing us to reach deep and wide in our understanding of technology domains. The delivery teams work in an integrated manner to provide quality IT talent with a faster turnaround time than many of our competitors. We have long-standing engagements with marquee brands such as Saleforce.com, Inc., Oracle Corporation, Accenture PLC and other premier global enterprises across various industries.

IT Staffing—Digital Technologies

Recognizing that a new breed of IT professionals, who are adept in digital technologies are in high demand, we enhanced our recruitment capabilities to focus on digital technology skill sets. Today, Mastech Digital provides its clients with the ability to secure skill sets that encompass social, mobile, analytics, cloud-based technologies and automation. IT staffing for digital technologies is growing much faster than mainstream technologies, a trend that is expected to continue into the future. Digital technologies include the following areas:

• Social Analytics	• Data Engineering
• Social Blogging	• Data Analytics
• Social Campaign Management	• Decision Science
• Enterprise Mobility Strategy	• Cloud Strategy
• Mobile Application Development	• Cloud Implementation and Support
• Artificial Intelligence	• Machine Learning

IT Staffing—Mainstream Technologies

A large part of our business today comes from IT staffing services around mainstream technologies. We provide services and have strategic relationships in many high-demand mainstream technology areas. Our IT professionals help design, develop, integrate, maintain and support mainstream technologies in the following areas:

• Mainframes	• Open Source (JAVA)
• Databases	• Data Warehousing
• Middleware	• Microsoft (C, .NET, SQL)
• Enterprise Systems	• IT administration
• SoA and Web Services	• IT Helpdesk and Support
• Verification and Validation	• Business Analysis
• Project Management

Digital Transformation Services

Our Digital Transformation Services focus on providing solutions for CRM on the cloud through Salesforce.com and using digital methods to enhance organizational learning.

Salesforce.com: Mastech Digital has experience and exposure in building the most efficient roadmap for implementation, integration and upgrades of Salesforce.com solutions. Our expertise across the Salesforce.com product suite delivers value that contributes to the digital transformation of our client’s enterprise-including deployment of Sales Cloud, Service Cloud, Marketing Cloud, Force.com based applications and integration with our mainstream and ERP systems. We were recently recognized as a registered consulting partner of Salesforce.com, lending more credibility to our practice.

Digital Learning Services: Our Digital Learning practice provides custom training programs for different organizational needs. With rich experience and proven success in handling several learning and performance engagements across industries, Mastech Digital’s team combines digital and physical modes of learning methods to ensure unified organizational behavior and augmented performance across teams. Mastech Digital’s Learning Paradigm consists of Web-based Learning, Mobile Learning, Social Learning, Hybrid Learning and Virtual Learning.

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

We provide these services across a broad spectrum of industry verticals including: financial services, government, healthcare, manufacturing, retail, technology, telecommunications, education and transportation.

Below is a breakdown of our IT Staffing billable consultant base by industries that represented at least 4% of our billable consultants as of December 31, 2018:

Financial Services	44%	Government	8%
Telecom	10%	Manufacturing	4%
Healthcare	8%	Technology	4%
		Other	22%

Mastech Digital, Inc.

Employees

At December 31, 2018, we had approximately 1,100 North American employees and 400 employees offshore, in addition to over 180 subcontracted professionals. None of our employees are subject to collective bargaining agreements governing their employment with our Company. We employ our consultants on both an hourly and salary basis. A large portion of our salaried employees are H1-B visa holders. We enjoy a good reputation within the H1-B visa community, which allows us to access a very broad candidate pool. The majority of our hourly employees are U.S. citizens. On average, we maintain a balanced composition of salaried and hourly employees. We believe that our employee relations are good.

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

Our Competitive Position

We operate in highly competitive and fragmented industries, with largely low barriers to entry. In our data and analytics services segment, we primarily compete with IBM Services, Cognizant, Tata Consultancy Services, Deloitte, Accenture, as well as with smaller boutique data and analytics firms, to a lesser extent. Many competitors are significantly larger and have greater financial resources in comparison to us. Our IT staffing services segment competes for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, other staffing services firms and, to a lesser extent, temporary personnel agencies.

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

Attractive financial profile

We have historically enjoyed a lower operating cost structure than our industry peers due to our low cost telesales in our IT Staffing Services segment and our offshore delivery models in both of our operating segments. These business models are cost-effective and allow us to quickly adjust our costs to changes in our business environment. Our blue-chip client base has ensured high quality accounts receivable and a strong and predictable cash flow conversion metric.

Expertise in high-demand digital transformation IT skills

We have substantial expertise in certain advanced technology IT skills including: cloud, mobile, data & analytics, social media, artificial intelligence/machine learning; Salesforce.com; and digital learning. We also have the capacity to take advantage of demand growth in these sectors, as we are well positioned in terms of scale, technical capabilities, and client base.

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

Government Regulation

We recruit IT professionals on a global basis from time to time and, therefore, must comply with the immigration laws in the countries in which we operate. As of December 31, 2018, approximately 37% of our workforce were working under Mastech Digital sponsored H1-B temporary work permits. Statutory law limits the number of new H1-B petitions that may be approved in a fiscal year. Legislation could be enacted limiting H1-B visa holders’ employment with staffing companies. In recent years, the vast majority of our H1-B hires were not subject to the annual quota limiting H1-B visas because they were already in the U.S. under H1-B visa status with other employers. Additionally, the U.S. Congress has recently considered, and may consider in the future, extensive changes to U.S. immigration laws regarding the admission of high-skilled temporary and permanent workers. Such changes, if enacted, may impact the types of H1-B temporary work permits that may be granted or the number of available H1-B temporary work permits, which in turn may have a negative impact on our revenues and profits.

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

We recruit IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the U.S. As of December 31, 2018, approximately 37% of our workforce was working under Mastech Digital sponsored H1-B temporary work permits. Statutory law limits the number of new H1-B petitions that may be approved in a fiscal year, and if we are unable to obtain H1-B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. Additionally, legislation could be enacted limiting H1-B visa holders’ employment with staffing and data analytics companies, which could result in reduced revenues and/or a higher cost of recruiting.

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

Immigration reform continues to attract significant attention in the public arena and in the current U.S. administration and Congress. If new immigration legislation is enacted in the U.S. or in the other jurisdictions in which we do business, such legislation may contain provisions that could make it more difficult or costly for us to recruit and retain IT professionals, and to a lesser extent data and analytics professionals. Additionally, there is uncertainty as to the position the U.S. will take with respect to immigration under the Trump administration. As a result, we may incur additional costs to run our business or may have to change the way we conduct our operations, either of which could have a material adverse effect on our business, operating results and financial condition. Also, we cannot be assured that the enforcement of immigration laws by governmental authorities will not disrupt our workforce.

The U.S. Congress and Trump administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

In 2017, U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration has called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. Some of the called-for changes would require Congressional approval, while others have already been, and may in the future be carried out unilaterally by the executive branch of the U.S. government. To the extent the U.S. Congress or Trump administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Negative economic conditions in North America may adversely affect demand for our services.

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

Our June 15, 2015 acquisition of Hudson IT and the purchase price of such was based on a series of long-term assumptions and estimates. There can be no assurance that these long-term expectations will be completely realized and could result in a material adverse effect on our business, operating results and financial condition.

Our acquisition of InfoTrellis, Inc. may not provide us with the long-term business advantages that we expected which may result in the slower growth of our business and reduced operating margins.

Our July 13, 2017 acquisition of the service division of InfoTrellis, Inc. and the purchase price of such was based on a series of long-term assumptions and estimates. There can be no assurance that these long-term expectations will be completely realized and could result in a material adverse effect on our business, operating results and financial condition.

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

We have made in the past, and may make in the future, acquisitions which could require significant management attention, disrupt our business, result in dilution to our shareholders, deplete our cash reserves, increase our debt levels and adversely affect our financial results.

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

Changes in the inputs used to calculate our acquisition-related contingent consideration liability could have a material adverse impact on our financial results.

In connection with the InfoTrellis acquisition, we may be required to pay future consideration that is contingent upon the achievement of specified EBIT objectives (“earnings before interest and taxes”). As of the acquisition date, we recorded a contingent consideration liability representing the estimated fair value of the contingent consideration that is expected to be paid. In 2018, the Company revalued the contingent consideration liability after determining that relevant conditions for payment of such liability were unlikely to be fully satisfied. The revaluation resulted in an $11.1 million reduction to the contingent consideration liability. This estimated fair value is based upon assumptions we believe to be reasonable but which are uncertain and involve significant judgments by management. Changes in business conditions or other events could materially change the inputs used in this fair value calculation, which could cause us to record a change in the contingent consideration liability. Any such adjustment could have a material effect on our results of operations.

Our revenues are highly concentrated and the loss of a significant client would adversely affect our business and revenues.

Our revenues are highly dependent on clients located in North America., as well as clients concentrated in certain industries. Economic slowdowns, changes in law and other restrictions or factors that affect the economic health of these industries may affect our business. For the year ended December 31, 2018, approximately 47% of our revenues were derived from our top ten clients. Consequently, if our clients reduce or postpone their spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the rate of economic growth may reduce the demand for our services and negatively affect our revenues and profitability.

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

At December 31, 2018, we had outstanding borrowings of $39.1 million under our Credit Agreement with PNC Bank and certain other financial institution lenders (the “Credit Agreement”), which amount consists of

$25.5 million of outstanding borrowings under the term loan thereunder and $13.6 million of outstanding borrowings under the revolving credit facility thereunder. Our level of indebtedness could have important consequences on our future operations, including the following:

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

Climate change vulnerability is posing new threats and opportunities in the global economy. Climate change and measures adopted to address it can affect us, our clients and suppliers in myriad ways, depending on the nature and location of the businesses, the near-term capital expenditure needs, the regulatory environments where they operate and their strategic plans. Generally, climate risks and opportunities for companies and their investors fall into four categories:

•	Physical risk from climate change;

•	Regulatory risks and opportunities related to existing or proposed greenhouse gas (“GHG”) emissions limits;

•	Indirect regulatory risks and opportunities related to products or services from high emitting companies; and

•	Litigation risks for emitters of greenhouse gases.

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

The Tax Cut and Jobs Act of 2017 (the “Tax Cut and Jobs Act”) enacted on December 22, 2017, makes broad and complex changes to the U.S. tax code including, but not limited to, the following, which may impact us: 1) reductions in the U.S. federal corporate income tax rate from 35 percent to 21 percent; 2) new limitations on deductible interest expense; 3) limitations of the deductibility of certain executive compensation; and 4) limits on certain other types of deductions. While we continue to evaluate the effects of this legislation, we have recorded an aggregate $623,000 tax expense in 2017 and 2018 related to the estimated re-measurement of our deferred tax asset balance and an estimated one-time transition tax applicable to the new dividend exemption rules related to foreign earnings. While the Tax Cut and Jobs Act reduced the U.S. federal corporate income tax rate applicable to us in 2018, it is possible that other provisions of this Act and the absence of guidance on various ambiguities in the application of certain provisions thereunder could have a material adverse effect on our cash flows, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding the principal properties leased by us and our subsidiaries as of December 31, 2018 is set forth below:

Location	Principal Use	Occupying Business Segment	Approximate Square Footage
Moon Township, Pennsylvania	Corporate headquarters, executive, human resources, sales, recruiting, marketing and finance	IT Staffing	11,500
Waltham, Massachusetts	Sales and recruiting office	IT Staffing	1,700
Dallas, Texas	Sales and recruiting office	IT Staffing	2,600
Fremont, California	Sales and recruiting office	IT Staffing	2,600
Chicago, Illinois	Sales and recruiting office	IT Staffing	2,600
Tampa, Florida	Sales and recruiting office	IT Staffing	2,100
Orlando, Florida	Sales and recruiting office	IT Staffing	1,000
Toronto, Canada	Executive, human resources, sales, marketing and delivery	Data and Analytics	1,900
Austin, Texas	Sales office	Data and Analytics	800
NOIDA, India	Sales and recruiting office	IT Staffing	27,000
Chennai, India	Sales and delivery center	Data and Analytics	19,000

ITEM 3.	LEGAL PROCEEDINGS

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

Common Stock Market Price	High	Low
2018:
Fourth Quarter	$8.70	$6.11
Third Quarter	11.43	7.79
Second Quarter	9.05	5.85
First Quarter	7.92	4.75

2017:
Fourth Quarter	$6.62	$4.68
Third Quarter	6.63	3.11
Second Quarter	3.73	3.10
First Quarter	3.68	3.06

On March 15, 2019, we had 87 registered holders of record of our common stock. This figure excludes an estimate of the indeterminate number of beneficial holders whose shares may be held by brokerage firms and clearing agencies. We currently do not pay recurring dividends on our common stock. However, on October 29, 2013, the Company declared a cash dividend of $0.25 per share (adjusted for stock splits) on common stock, payable on December 20, 2013 to shareholders of record on December 9, 2013. Additionally, on November 29, 2012, the Company declared a special one-time dividend of $.80 per share (adjusted for stock splits) on common stock, payable on December 21, 2012. These dividends should be viewed as non-recurring.

On December 23, 2010, the Company announced a share repurchase program of up to 1.9 million shares of the Company’s common stock over a two-year period. On October 23, 2012, the program was extended for an additional two-year period and the number of shares subject to the program was increased by 625,000 shares to 2.5 million shares. On October 22, 2014, the Company’s Board of Directors approved the extension of this program through December 22, 2016. Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable securities laws. During 2016, we did not purchase any shares under this program and the Board elected to let the program expire as of December 22, 2016.

The Company purchased 2,574 and 4,134 shares in 2018 and 2017 at an average price of $8.01 and $4.52, respectively, to satisfy employee tax obligations related to the vesting of restricted shares, in accordance with the Company’s Stock Incentive Plan provisions. These shares were not acquired pursuant to any publicly announced purchase program.

The Company adopted a Stock Incentive Plan in 2008 which, as amended, provides that up to 3,600,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management, and key personnel. The most recent amendment approved by shareholder vote at the Company’s Annual Meeting of Shareholders on May 16, 2018 increased the number of shares of common stock that may be issued pursuant to the Plan by 800,000 shares to a total of 3,600,000. Details of shares issued and outstanding under this plan are disclosed in Note 9 “Stock-Based Compensation” to the Consolidated Financial Statements included in Item 8 herein.

On July 7, 2017, the Company entered into Securities Purchase Agreements (the “Securities Purchase Agreements”) with Ashok Trivedi and Sunil Wadhwani, each a co-founder and director of the Company and who together own a majority of the outstanding shares of the Company’s Common Stock (each an “Investor” and collectively the “Investors”), pursuant to which the Company agreed to sell to each of the Investors the number of shares of Common Stock equal to $3.0 million divided by the greater of (i) $3.50 per share of Common Stock and (ii) the closing price of the Common Stock on NYSE American on July 10, 2017, which was $3.18 per share. On July 13, 2017, the Company issued and sold an aggregate 1.7 million shares (the “Shares”) of Common Stock to the Investors for $6.0 million in aggregate gross proceeds pursuant to the terms of the Securities Purchase Agreements and, in connection therewith, entered into a registration rights agreement with the Investors (collectively, the “Private Placement Transactions”). The Company used the proceeds from the Private Placement Transactions to partially fund the purchase price payable at the July 13, 2017 closing of the Company’s acquisition of the services division of InfoTrellis, Inc. The Shares issued to the Investors in connection with the Private Placement Transactions were made in reliance upon an exemption from the regulation requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder. The Company relied on this exemption from registration based in part on representations made by the Investors.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the information set forth below in conjunction with our Consolidated Financial Statements and accompanying Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2018	2017 (a)	2016	2015 (b)	2014
	(Amounts in thousands, except per share data)
Income Statement Data:
Revenues	$177,164	$147,882	$132,008	$123,470	$113,523
Gross profit	42,528	31,629	26,297	23,799	20,786
Operating expense	30,903	27,548	21,790	19,117	15,246
Other income / (expense), net	(2,211)	(1,133)	(487)	(257)	(32)
Income before income taxes	9,414	2,948	4,020	4,425	5,508
Income tax expense	2,723	1,322	1,500	1,672	2,085

Net income	$6,691	$1,626	$2,520	$2,753	$3,423

Earnings per share:
Basic (c)	$.61	$.16	$.29	$.32	$.40

Diluted (c)	$.60	$.16	$.28	$.31	$.38

Weighted average common shares outstanding:
Basic (c)	10,950	9,924	8,786	8,676	8,640

Diluted (c)	11,161	9,998	8,964	8,882	8,918

Balance Sheet Data:
Cash and cash equivalents	$1,294	$2,478	$829	$848	$2,568
Operating working capital (d)	26,070	16,089	11,398	9,858	9,096
Total bank debt	38,704	38,152	9,877	12,538	—
Total liabilities	58,308	71,451	20,334	22,674	7,176
Total assets	92,584	98,604	39,406	38,477	20,044
Shareholders’ equity	34,276	27,153	19,072	15,803	12,868

(a)	2017 financial data reflects the Company’s July 13, 2017 acquisition of InfoTrellis, Inc. from the acquisition date through December 31, 2017.

(b)	2015 financial data reflects the Company’s June 15, 2015 acquisition of Hudson IT from the acquisition date through December 31, 2015.

(c)	Weighted average common shares outstanding has been adjusted for all periods presented for the Company’s July 2018 two-for-one stock split.

(d)	Operating working capital represents current assets, excluding cash and cash equivalents, minus current liabilities, excluding the current portion of long-term debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

We are a provider of Digital Transformation Services to mostly large and medium sized organizations.

Our portfolio of offerings includes data management and analytics services; other digital transformation services such as Salesforce.com, and Digital Learning services; and IT staffing services.

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

Both business segments provide their services across various industry verticals including: financial services; government; healthcare; manufacturing; retail; technology; telecommunications; education; and transportation. Within each reporting segment we evaluate our revenues and gross profits largely by sales channel responsibility. In the past, we have disclosed revenues and gross profits by client type (wholesale clients and retail clients). Management’s emphasis on the breakdown of wholesale and retail client types has diminished over the last several years as gross margin opportunities within each client type have changed considerably with the Company’s focus on digital technologies. Today, our analysis within our two reporting segments is multi-purposed and includes technologies employed, client relationships, and sales channel accountability.

Economic Trends and Outlook

Generally, our business outlook is highly correlated to general North American economic conditions, particularly in the United States. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the last half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies and in 2010, market conditions continued to strengthen over the course of the year. In 2011 through 2013, activity levels continued to trend up in most technologies and sales channels. During 2014 and 2015, we continued to see a steady flow of solid activity in our contract staffing business; however, tightness in the supply side (skilled IT professionals) of our business during these years negatively impacted our new assignment successes. Solid activity levels in our contract staffing business continued in 2016 through 2018, however, recruitment challenges remained due to the tightness in the supply of skilled IT professionals. As we enter 2019, we are encouraged by continued growth in the domestic job markets and an expanding U.S. economy, which we believe are positive factors for both our IT staffing services and data and analytics services businesses. We expect supply side pressures to persist in both of our business segments, particularly in our IT staffing services segment.

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

Recent growth in advanced technologies (social, cloud, analytics, mobility, automation) is providing opportunities within our IT staffing services segment. However, supply side challenges are acute with respect to many of these technologies.

Recent Developments

On July 24, 2018, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock. The Board determined that this action was in the best interest of the Company after a review of the Company’s current financial position, business outlook and share trading patterns. The record date for the stock split was August 13, 2018. Shareholders of record as of the close of business on the record date received one new share of common stock of the Company for every share that they owned on such date. The distribution of the new shares was made on August 24, 2018. The earnings per share calculations and share data for all periods presented have been recast to reflect the impact of the stock split on outstanding shares.

Results of Operations

As described herein, since the July 13, 2017 closing of the InfoTrellis acquisition, we operate in two reporting segments – Data and Analytics Services; and IT Staffing Services. The 2017 results of operations for our Data and Analytics Services segment cover the period from the July 13, 2017 closing through December 31, 2017, and all prior periods presented do not include any financial data for this segment.

Below is a tabular presentation of revenues and gross profit margins by segment for the periods discussed:

Revenues & Gross Margin by Segment

(Revenues in millions)

	Years Ended December 31,
Revenues	2018	2017	2016
Data and Analytics Services	$23.8	$9.2	$—
IT Staffing Services	153.4	138.7	132.0

Total Revenues	$177.2	$147.9	$132.0

Gross Margin %
Data and Analytics Services	44.0%	44.8%	—%
IT Staffing Services	20.9%	19.8%	19.9%

Total Gross Margin %	24.0%	21.4%	19.9%

Below is a tabular presentation of operating expenses by sales, operations, amortization of acquired intangible assets, acquisition transaction expenses, revaluation of contingent consideration, goodwill impairment and general and administrative categories for the periods discussed:

Selling, General & Administrative (“S,G&A”) Expense Details

(Amounts in millions)

	Years Ended December 31,
	2018	2017	2016
Data and Analytics Services Segment
Sales and Marketing	$2.7	$0.8	$—
Operations	0.3	0.1	—
Amortization of Acquired Intangible Assets	2.0	0.9	—
Acquisition Transaction Expenses	(0.1)	2.0	—
Revaluation of Contingent Consideration	(11.1)	—	—
Goodwill Impairment	9.7	—	—
General & Administrative	1.8	0.7	—

Subtotal Data and Analytics Services	$5.3	$4.5	$—

IT Staffing Services Segment
Sales and Marketing	$8.6	$8.3	$7.4
Operations	8.8	8.2	7.0
Amortization of Acquired Intangible Assets	0.8	0.8	0.8
General & Administrative	7.4	5.7	6.6

Subtotal IT Staffing Services	$25.6	$23.0	$21.8

Total S,G&A Expenses	$30.9	$27.5	$21.8

2018 Compared to 2017

Revenues

Revenues for the year ended December 31, 2018 totaled $177.2 million, compared to $147.9 million for the year ended December 31, 2017. This 20% increase in revenues reflects our July 13, 2017 acquisition of the InfoTrellis’ data and analytics services business and 11% organic revenue growth achieved in our IT staffing services segment. Organic revenue growth in our IT staffing services business reflected a 117-consultant expansion of our billable consultant-base, partially offset by a lower average bill rate. Utilization in 2018 was improved from 2017 levels, which levels were impacted by weather-related business disruptions and higher down-time in our digital learning practice. Our average bill rate for 2018 decreased from $73.55 per hour in 2017 to $73.01 per hour in 2018. This rate decline was due to lower bill rates on new assignments during 2018 and is reflective of the types of skill-sets that we deployed on such new assignments during the year.

In 2018, we had one client that exceeded 10% of total revenues (CGI = 12.8%). In 2017, we had two clients that exceeded 10% of total revenues (CGI = 12.6% and Accenture PLC = 10.7%). Our top ten clients represented 47% of total revenues in 2018 compared to 47% of total revenues in 2017.

Gross Margin

Gross profit increased to $42.5 million in 2018 compared to $31.6 million in 2017. Gross profit as a percentage of revenue totaled 24.0% in 2018 compared to 21.4% one-year earlier. The increase in gross profit dollars reflected our higher revenues in 2018. The improvement in our gross margin percentage reflected the full-year inclusion of the financial results of our data and analytics services segment in 2018, which segment has a much higher gross margin profile than our IT staffing services segment. Additionally, our gross margins in our IT staffing services segment expanded by 110-basis points in 2018 compared to 2017. Strong direct hire revenues and higher margins on new assignments were responsible for much of this gross margin improvement in our IT staffing segment.

Selling, General and Administrative (“S,G&A”) Expenses

S,G&A expenses in 2018 totaled $30.9 million and represented 17.4% of total revenues, compared to $27.5 million or 18.6% of revenues in 2017. When excluding acquisition transaction expenses; the revaluation of contingent consideration; goodwill impairment; and the amortization of acquired intangible assets, S,G&A expenses related to operations, as a percentage of revenues would have been 16.7% in 2018 versus 16.1% in 2017. The increase in S,G&A as a percentage of revenues was largely due to the full year 2018 consolidation of the data and analytics services segment, which has an operating cost structure that is higher than our IT staffing services business.

Fluctuations within S,G&A expense components during 2018 compared to 2017 included the following:

•

Sales expense increased by $2.2 million compared to the previous year. Approximately $1.9 million was related to our new data and analytics services segment. The increase reflected a full year of operations in 2018 versus a partial year in 2017. Additionally, investments were made to expand our sales organization in 2018. In the IT staffing segment, higher sales commissions were responsible for the $0.3 million increase in 2018.

•

Operations expense increased by $0.8 million compared to 2017. Approximately $0.2 million was related to our new data and analytics services segment and $0.6 million was due to staff expansion at our offshore center, higher recruiter commissions and an increase in H1-B processing fees.

•	Amortization of acquired intangible assets was $2.8 million in 2018 compared to $1.7 million in 2017. The increase of $1.1 million was due to the acquisition of the data and analytics business.

•	Acquisition transaction expenses were $2.1 million lower in 2018 compared to 2017.

•	Revaluation of a contingent consideration liability and a goodwill impairment charge netted to a $1.4 million credit to S,G&A expense in 2018.

•

General and administrative expenses increased by $2.8 million from 2017. Our new data and analytics services segment was responsible for $1.1 million and reflected a full year of operations in 2018. Our IT staffing services segment had higher general and administrative expenses in 2018 due to the following: 1) higher variable and stock-based compensation expense of $0.6 million; 2) higher professional services fees of $0.4 million; 3) expenses related to systems upgrades of $0.3 million; and 4) higher travel and event expenses of $0.4 million.

Other Income / (Expense) Components

In 2018, other income / (expense) consisted of interest expense of ($2.2 million) and foreign exchange losses of ($40,000). In 2017, other income / (expense) consisted of interest expense of ($1.1 million) and foreign exchange losses of ($2,000). The increase in interest expense was due to higher average outstanding borrowings resulting from our debt financing of the InfoTrellis acquisition in July 2017. Net foreign exchange losses in 2018 and 2017 largely reflected exchange rate variations between the Indian rupee, the Canadian dollar and the U.S. dollar.

Income Tax Expense

Income tax expense for 2018 was $2.7 million and represented an effective tax rate on pre-tax income of 28.9% compared to $1.3 million in 2017, which represented an effective tax rate on pre-tax income of 44.8%. The lower effective tax rate was largely due to a lower U.S. federal tax rate in 2018 and lower U.S. tax reform transition taxes in 2018 versus 2017.

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

Selling, General and Administrative (“S,G&A”) Expenses

S,G&A expenses in 2017 totaled $27.5 million and represented 18.6% of total revenues, compared to $21.8 million or 16.5% of revenues in 2016. When excluding acquisition transaction expenses, the amortization of acquired intangible assets and $0.8 million of severance costs incurred in 2016, S,G&A expenses, related to operations, as a percentage of revenues would have been 16.1% and 15.3% for 2017 and 2016, respectively. This increase in S,G&A as a percentage of revenues was largely due to the consolidation of the data and analytics services segment, which has an operating cost structure that is higher than our IT staffing services business.

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

•	Amortization of acquired intangible assets was $1.7 million in 2017 compared to $0.8 million in 2016. The increase was due to the acquisition of the data and analytics business.

•	Acquisition transaction expenses were $2.0 million in 2017. No transaction expenses were incurred in 2016.

•

General and administrative expenses declined by $0.2 million compared to 2016. Severance costs incurred in 2016 of $0.8 million were responsible for the variance, partially offset by a $0.7 million expense increase in our new data and analytics services segment and a $0.1 million decrease in expenses in our IT staffing services segment.

Other Income / (Expense) Components

In 2017, other income / (expense) consisted of interest expense of ($1.1 million) and foreign exchange losses of ($2,000). In 2016, other income / (expense) consisted of interest expense of ($462,000) and foreign exchange losses of ($25,000). The increase in interest expense was due to higher average outstanding borrowings resulting from our debt financing of the InfoTrellis acquisition in July 2017. Net foreign exchange losses in 2017 and 2016 largely reflected exchange rate variations between the Indian rupee and U.S. dollar.

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

Liquidity and Capital Resources

Financial Conditions and Liquidity

At December 31, 2018, we had outstanding bank debt, net of cash balances on hand, of approximately $37.8 million and approximately $9 million of borrowing capacity under our existing credit facility. During 2018, our outstanding bank debt, net of cash balances on hand, increased by approximately $2 million and is reflective of investments in operating working capital to support our revenue growth and disruptions related to our cash conversion processes as a result of the implementation of our new Cloud-based ERP platform. At December 31, 2018, this implementation has been completed and most of our billing processes have returned to a normal state. Accordingly, we would expect operating working capital to revert to more normal levels during the first half of 2019.

Historically, we have funded our business needs with cash generation from operating activities. In the data and analytics and IT staffing services industries, investment in operating working capital levels (defined as current assets excluding cash and cash equivalents minus current liabilities, excluding short-term borrowings) is a significant use of cash. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash preservation. Our accounts receivable “days sales outstanding” measurement (“DSO”) was 69 days at year-end 2018 and 58-days at year-end 2017. The higher DSO measurement in 2018 reflected cash conversion disruptions related to our Cloud-based ERP platform implementation.

Cash provided by operating activities, our cash and cash equivalent balances on hand at December 31, 2018 and current availability under our existing credit facility are expected to be adequate to fund our business needs over the next 12 months.

Below is a tabular presentation of cash flow activities for the periods discussed:

	Years Ended December 31,
Cash Flows Activities	2018	2017	2016
	(Amounts in millions)
Operating activities	$(0.5)	$3.4	$2.3
Investing activities	(1.1)	(36.0)	—
Financing activities	0.6	34.2	(2.3)

Operating Activities

Cash provided by (used in) operating activities for the years ended December 31, 2018, 2017 and 2016 totaled ($0.5 million), $3.4 million and $2.3 million, respectively. In 2018, cash flows from operating activities included net income of $6.7 million and non-cash charges of $2.7 million, offset by an increase in operating working capital of $9.9 million. In 2017, cash flows from operating activities included net income of $1.6 million and non-cash charges of $2.3 million, partially offset by an increase in operating working capital of $0.5 million. In 2016, cash flows from operating activities included net income of $2.5 million and non-cash charges of $1.6 million, partially offset by an increase in operating working capital of $1.8 million. The 2018 increase in operating working capital was reflective of revenue growth and a historically-abnormal high account receivable balance due to cash conversion disruptions related to our Cloud-based ERP platform implementation. In 2017, operating working capital was favorably impacted by higher levels of accounts payable and other current liabilities at December 31.

We would expect operating working capital levels to increase should revenue growth continue in 2019. However, we believe our cash conversion processes returning to normal historic levels should mitigate any such increases. Similar to prior years, an increase in operating working capital would result in a reduction in cash generated from operating activities. We believe DSO’s will be reduced from year-end 2018 levels during 2019.

Investing Activities

Cash used in investing activities for the years ended December 31, 2018, 2017 and 2016 totaled $1.1 million, $36.0 million and $38,000, respectively. In 2018, cash used in investing activities included capital expenditures of $0.8 million and increases in non-current deposits (office lease deposits) of $0.3 million. In 2017, the acquisition of InfoTrellis was responsible for $34.8 million of cash usage, with capital expenditures of approximately $1.2 million accounting for the balance. In 2016, capital expenditures of $105,000 were partially offset by the recovery of non-current deposits (office lease deposits) of $67,000. In 2018 and 2017, capital expenditures were largely related to system upgrade expenditures.

Financing Activities

In 2018, cash provided by financing activities totaled $0.6 million and largely consisted of net borrowings under the Company’s revolving credit facility of $4.5 million and $0.1 million of proceeds from the exercise of stock options, partially offset by $4.0 million of term loan repayments. In 2017, cash provided by financing activities totaled $34.2 million and consisted of net borrowings under the Company’s credit facilities of $28.6 million; $6.0 million of proceeds from the issuance of common stock; proceeds from the exercise of stock options of $0.1 million; partially offset by payment of deferred financing costs and purchase of treasury stock totaling $0.5 million. In 2016, cash used in financing activities totaled $2.3 million and included $2.6 million of debt repayments, partially offset by activities related to the exercising of stock options and the vesting of restricted shares, which collectively generated cash of $0.3 million.

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

The Company recognizes revenue on fixed price contracts as services are rendered and uses a cost-based input method to measure progress. Determining a measure of progress requires management to make judgments that affect the timing of recognizing revenue. Under the cost-based input method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. The Company has determined that the cost-based input method provides a faithful depiction of the transfer of goods or services to the customer. Estimated losses are recognized immediately in the period in which current estimates indicate a loss. We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which may be refundable.

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

Goodwill and Intangible Assets

Identifiable intangible assets are recorded at fair value as of the closing date when acquired in a business combination. Identifiable intangible assets related to our Hudson IT and InfoTrellis acquisitions consisted of client relationships, covenants not-to-compete, trade names and, in the case of the InfoTrellis acquisition, technology, which are being amortized using the straight-line method over their estimated useful lives ranging from three years to twelve years, as more fully described in Note 3 “Business Combinations” to the Notes to the Consolidated Financial Statements.

Excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired are recorded as goodwill. Goodwill is not amortized but is tested for impairment at least on an annual basis. If impairment is indicated, a write-down to fair value is recorded based on the excess of the carrying value of the asset over its fair market value.

We review goodwill and intangible assets for impairment annually as of October 1st or more frequently if events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The impairment test is performed at the reporting unit (business segment) level. Determination of recoverability is based on the lowest level of identifiable estimated future discounted cash flows resulting from use of the assets and their eventual disposition. Measurement of any impairment loss is based on the excess carrying value of the assets over their fair market value.

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

In 2018, we performed a quantitative impairment test related to our June 2015 acquisition of Hudson IT. The results of this testing indicated no impairment associated with the carrying amount of goodwill and intangible assets.

Additionally in 2018, we performed quantitative impairment tests related to our July 2017 acquisition of InfoTrellis. The results of such testing indicated impairment associated with the carrying amount of goodwill of $9.7 million. Accordingly, this goodwill impairment charge is reflected in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations, in Item 8, herein.

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

Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 3,600,000 shares (adjusted for the 2018 two-for-one stock split) of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options are granted at an exercise price equal to the closing share price of the Company’s common stock at the grant date and generally vest over a three to five year period.

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

In 2017, the Company incurred an estimated one-time charge of $372,000 related to the enactment of the Tax Cut and Jobs Act of 2017. This charge is related to the re-measurement of the Company’s deferred tax assets arising from a lower U.S. corporate tax rate of $294,000 and a $78,000 charge related to a one-time transition tax applicable to the new dividend exemption system related to foreign earnings. In 2018, the Company finalized this estimate and recorded an additional expense of $86,000 related to the re-measurement of the Company’s deferred tax assets and a $165,000 charge related to a one-time transition tax applicable to the new dividend exemption system related to foreign earnings.

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. Accordingly, the Company has reported a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2018 and 2017, the Company provided $263,000 and $95,000 for uncertain tax positions, including interest and penalties, related to various federal and state income tax matters.

The Company’s 2015 federal income tax return is under audit by the Internal Revenue Service (“IRS”). During 2013, the Company’s 2011 federal income tax return was audited by the IRS resulting in no material adjustments to its filed return.

Contingent Consideration Liability

In connection with the InfoTrellis acquisition, the Company may be required to pay future consideration that is contingent upon the achievement of specified earnings before interest and taxes objectives (“EBIT”). As of the acquisition date, the Company recorded a contingent consideration liability representing the estimated fair value of the contingent consideration that is expected to be paid. The fair value of the contingent consideration liability was estimated by utilizing a probability weighted simulation model to determine the fair value of contingent consideration. We re-measure this liability and record changes in the fair value when it is more likely than not that the future payments based on EBIT estimates have changed. Increases or decreases in the fair value of contingent consideration can result from changes in timing and amounts of revenue and earnings estimates.

In 2018, the Company revalued the contingent consideration liability after determining that relevant conditions for payment of such liability were unlikely to be fully satisfied. The revaluation resulted in an $11.1 million reduction to the contingent consideration liability which is reflected in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations, in Item 8, herein.

Derivative Instruments and Hedging Activities—Interest Rate Swap Contracts

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

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value. Our cash flows and earnings are subject to fluctuations due to exchange rate variations. Foreign currency risk exists by nature of our global recruitment and delivery centers. In 2012 through 2015, we attempted to limit our exposure to currency exchange fluctuations in the Indian rupee via the purchase of foreign currency forward contracts. The Company elected not to engage in currency hedging activities for 2016, 2017 and 2018 given the likelihood of an environment of interest rate expansion in the United States, which management believes should have the impact of mitigating any material appreciation in the Indian rupee against the U.S. dollar.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are filed as part of this Annual Report on Form 10-K. See Index to Consolidated Financial Statements on page 39 of this Annual Report on Form 10-K.

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

The Company’s Consolidated Financial Statements for the year ended December 31, 2018 have been audited by UHY LLP, an Independent Registered Public Accounting Firm, whose report thereon appears on page 40 of this Annual Report on Form 10-K.

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

Chief Financial Officer

MASTECH DIGITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Mastech Digital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mastech Digital, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and Schedule II, Valuation and Qualifying Accounts listed in the index at item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mastech Digital, Inc. and Subsidiaries at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ UHY LLP

We have served as the Company’s auditor since 2008.

Farmington Hills, Michigan

March 29, 2019

MASTECH DIGITAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	At December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,294	$2,478
Accounts receivable, net of allowance for uncollectible accounts of $408 in 2018 and $398 in 2017	28,913	22,876
Unbilled receivables	9,167	7,786
Prepaid and other current assets	1,321	1,533

Total current assets	40,695	34,673
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,538	1,395
Enterprise software	2,096	1,986
Leasehold improvements	464	365

	4,098	3,746
Less – accumulated depreciation and amortization	(1,890)	(1,847)

Net equipment, enterprise software, and leasehold improvements	2,208	1,899
Deferred income taxes	297	468
Non-current deposits	540	255
Goodwill, net of impairment	26,106	35,844
Intangible assets, net	22,738	25,465

Total assets	$92,584	$98,604

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,575	$4,003
Accounts payable	4,127	5,028
Accrued payroll and related costs	7,728	8,969
Other accrued liabilities	1,218	1,679
Deferred revenue	258	430

Total current liabilities	17,906	20,109

Long-term liabilities:
Long-term debt, less current portion, net	34,129	34,149
Contingent consideration liability	6,069	17,125
Long-term accrued income taxes	204	68

Total liabilities	58,308	71,451
Commitments and contingent liabilities (Note 7)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 250,000,000 shares authorized and 12,636,332 shares issued as of December 31, 2018 and 12,562,470 shares issued as of December 31, 2017	126	126
Additional paid-in-capital	20,829	20,241
Retained earnings	17,614	10,923
Accumulated other comprehensive income (loss)	(119)	17
Treasury stock, at cost; 1,643,846 shares as of December 31, 2018 and 1,641,272 as of December 31, 2017	(4,174)	(4,154)

Total shareholders’ equity	34,276	27,153

Total liabilities and shareholders’ equity	$92,584	$98,604

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Revenues	$177,164	$147,882	$132,008
Cost of revenues	134,636	116,253	105,711

Gross profit	42,528	31,629	26,297
Selling, general and administrative expenses:
Operating expenses	32,221	27,548	21,790
Impairment of goodwill	9,738	—	—
Revaluation of contingent consideration liability	(11,056)	—	—

Total selling, general and administrative expenses	30,903	27,548	21,790

Income from operations	11,625	4,081	4,507
Interest income (expense), net	(2,171)	(1,131)	(462)
Other income (expense), net	(40)	(2)	(25)

Income before income taxes	9,414	2,948	4,020
Income tax expense	2,723	1,322	1,500

Net income	$6,691	$1,626	$2,520

Earnings Per Share:
Basic	$.61	$.16	$.29

Diluted	$.60	$.16	$.28

Weighted average common shares outstanding:
Basic	10,950	9,924	8,786

Diluted	11,161	9,998	8,964

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income	$6,691	$1,626	$2,520
Other comprehensive income (loss):
Net unrealized gain on interest rate swap contracts	96	21	19
Foreign currency translation adjustments	(207)	10	—

Total pretax net unrealized gain (loss)	(111)	31	19
Income tax expense	25	7	7

Total other comprehensive income (loss), net of taxes	$(136)	$24	$12

Total comprehensive income	$6,555	$1,650	$2,532

The accompanying notes are an integral part of these Consolidated Financial Statements

MASTECH DIGITAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balances, December 31, 2015	$104	$13,062	$6,777	$(4,121)	$(19)	$15,803
Net income	—	—	2,520	—	—	2,520
Other comprehensive income, net of taxes	—	—	—	—	12	12
Increase in excess tax benefits related to stock-based compensation	—	241	—	—	—	241
Stock-based compensation expense	—	408	—	—	—	408
Stock options exercised	2	99	—	—	—	101
Purchase of treasury stock	—	—	—	(13)	—	(13)

Balances, December 31, 2016	$106	$13,810	$9,297	$(4,134)	$(7)	$19,072
Net income	—	—	1,626	—	—	1,626
Proceeds from issuance of common stock	18	5,982	—	—	—	6,000
Other comprehensive income, net of taxes	—	—	—	—	24	24
Stock-based compensation expense	—	381	—	—	—	381
Stock options exercised	2	68	—	—	—	70
Purchase of treasury stock	—	—	—	(20)	—	(20)

Balances, December 31, 2017	$126	$20,241	$10,923	$(4,154)	$17	$27,153

Net income	—	—	6,691	—	—	6,691
Other comprehensive (loss), net of taxes	—	—	—	—	(136)	(136)
Stock-based compensation expense	—	470	—	—	—	470
Stock options exercised	—	118	—	—	—	118
Purchase of treasury stock	—	—	—	(20)	—	(20)

Balances, December 31, 2018	$126	$20,829	$17,614	$(4,174)	$(119)	$34,276

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES:
Net income	$6,691	$1,626	$2,520
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,182	1,942	1,016
Bad debt expense	10	10	75
Interest amortization of deferred financing costs	100	99	38
Stock-based compensation expense	470	381	408
Deferred income taxes, net	171	(234)	55
Impairment of goodwill	9,738	—	—
Revaluation of contingent consideration liability	(11,056)	—	—
Loss on disposition of fixed assets	7	4	—
Long-term accrued income taxes	136	68	—
Working capital items:
Accounts receivable and unbilled receivables	(7,428)	(3,322)	(1,987)
Prepaid and other current assets	283	(618)	(173)
Accounts payable	(901)	1,685	(250)
Accrued payroll and related costs	(1,241)	472	1,680
Other accrued liabilities	(461)	1,000	(945)
Deferred revenue	(172)	234	(145)

Net cash flows provided by (used in) operating activities	(471)	3,347	2,292

INVESTING ACTIVITIES:
Acquisition of InfoTrellis, Inc. (net of cash acquired and issuance of contingent consideration)	—	(34,799)	—
Recovery of (payments for) non-current deposits	(285)	(8)	67
Capital expenditures	(771)	(1,127)	(105)

Net cash flows (used in) investing activities	(1,056)	(35,934)	(38)

FINANCING ACTIVITIES:
Borrowing (repayments) on revolving credit facility, (net)	4,526	5,364	(802)
Borrowing on term loan facility	—	30,500	—
(Repayments) on term loan facility	(4,003)	(7,253)	(1,800)
Proceeds from the issuance of common stock	—	6,000	—
Payment of deferred financing costs	(71)	(435)	—
Purchase of treasury stock	(20)	(20)	(13)
Proceeds from the exercise of stock options	118	70	101
Increase in excess tax benefits related to stock options / restricted shares, net	—	—	241

Net cash flows provided by (used in) financing activities	550	34,226	(2,273)

Effect of exchange rate changes on cash and cash equivalents	(207)	10	—

Net change in cash and cash equivalents	(1,184)	1,649	(19)
Cash and cash equivalents, beginning of period	2,478	829	848

Cash and cash equivalents, end of period	$1,294	$2,478	$829

SUPPLEMENTAL DISCLOSURE:
Cash payments for interest expense	$2,060	$925	$430

Cash payments for income taxes	$2,031	$1,506	$2,304

NON-CASH TRANSACTIONS:
Capital expenditures in accounts payable	$—	$312	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

Basis of Presentation

References in this Annual Report on Form 10-K to “we”, “our”, “Mastech Digital”, “Mastech” or “the Company” refer collectively to Mastech Digital, Inc. and its wholly-owned operating subsidiaries, which are included in these Consolidated Financial Statements (the “Financial Statements”).

Description of Business

We are a provider of Digital Transformation IT Services.

Our portfolio of offerings include data and analytics services; other digital transformation services such as Salesforce.com and Digital Learning services; and IT staffing services that span across digital and mainstream technologies.

Reflective of our 2017 acquisition of the services division of Canada-based InfoTrelllis, Inc., we have added specialized capabilities in delivering data and analytics services to our customers globally. This business offers project-based consulting services in the areas of Master Data Management, Enterprise Data Integration, Big Data, Analytics and Digital Transformation, with such services delivered using on-site and offshore resources.

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

See Note 2 “Revenue from Contracts with Customers” for futher details.

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

The Allowance for Uncollectible Accounts was $408,000 and $398,000 at December 31, 2018 and 2017, respectively. There were $10,000, $10,000 and $75,000 of bad debt expense charges for the years ended December 31, 2018, 2017 and 2016, respectively, which amounts are reflected in the Consolidated Statements of Operations.

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

The Company recently implemented new enterprise software applications to its backbone systems environment. As of December 31, 2018 and December 31, 2017, the Company has capitalized $1.8 million and $1.3 million, respectively, related to this endeavor, which was placed in service on July 1, 2018. The Company started amortizing these costs commencing with this go-live implementation date.

Depreciation and amortization expense related to fixed assets totaled $455,000, $232,000 and $203,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Goodwill and Intangible Assets

Identifiable intangible assets are recorded at fair value as of the closing date when acquired in a business combination. Identifiable intangible assets related to our Hudson IT and InfoTrellis acquisitions consisted of client relationships, covenants not-to-compete, trade names and in the case of the InfoTrellis acquisition, technology, which are being amortized using the straight-line method over their estimated useful lives ranging from three years to twelve years, as more fully described in Note 3 “Business Combinations” to the Notes to the Consolidated Financial Statements.

Excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired are recorded as goodwill. Goodwill is not amortized but is tested for impairment at least on an annual basis. If impairment is indicated, a write-down to fair value is recorded based on the excess of the carrying value of the asset over its fair market value.

We review goodwill and intangible assets for impairment annually as of October 1st or more frequently if events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The impairment test is performed at the reporting unit (business segment) level. Determination of recoverability is based on the lowest level of identifiable estimated future discounted cash flows resulting from use of the assets and their eventual disposition. Measurement of any impairment loss is based on the excess carrying value of the assets over their fair market value.

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

In 2018, we performed a quantitative impairment test related to our June 2015 acquisition of Hudson Global Resources Management, Inc.’s U.S. IT staffing business (“Hudson IT”). The results of this testing indicated no impairment associated with the carrying amount of goodwill and intangible assets.

Additionally in 2018, we performed quantitative impairment tests related to our July 2017 acquisition of InfoTrellis. The results of such testing indicated impairment associated with the carrying amount of goodwill of $9.7 million. Accordingly, this goodwill impairment charge is reflected in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations in Item 8, herein.

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

In 2017, the Company incurred an estimated one-time charge of $372,000 related to the enactment of the Tax Cut and Jobs Act of 2017. This charge is related to the re-measurement of the Company’s deferred tax assets arising from a lower U.S. corporate tax rate of $294,000 and a $78,000 charge related to a one-time transition tax applicable to the new dividend exemption system related to foreign earnings. In 2018, the Company finalized this estimate, thus recording an additional expense of $86,000 related to the re-measurement of the Company’s deferred tax assets and a $165,000 charge related to a one-time transition tax applicable to the new dividend exemption system related to foreign earnings.

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. Accordingly, the Company has reported a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2018 and 2017, the Company provided $263,000 and $95,000 for uncertain tax positions, including interest and penalties, related to various federal and state income tax matters.

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

Contingent Consideration Liability

In connection with the InfoTrellis acquisition, the Company may be required to pay future consideration that is contingent upon the achievement of specified earnings before interest and taxes objectives (“EBIT”). As of the acquisition date, the Company recorded a contingent consideration liability representing the estimated fair value of the contingent consideration that is expected to be paid. The fair value of the contingent consideration liability was estimated by utilizing a probability weighted simulation model to determine the fair value of contingent consideration. We re-measure this liability and record changes in the fair value when it is more likely than not that the future payments based on EBIT estimates have changed. Increases or decreases in the fair value of contingent consideration can result from changes in timing and amounts of revenue and earnings estimates.

In 2018, the Company revalued the contingent consideration liability after determining that relevant conditions for payment of such liability were unlikely to be fully satisfied. The revaluation resulted in an $11.1 million reduction to the contingent consideration liability which is reflected in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations, in Item 8, herein.

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

The Company recognizes revenue on fixed price contracts as services are rendered and uses a cost-based input method to measure progress. Determining a measure of progress requires management to make judgments that affect the timing of recognizing revenue. Under the cost-based input method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. The Company has determined that the cost-based input method provides a faithful depiction of the transfer of goods or services to the customer. Estimated losses are recognized immediately in the period in which current estimates indicate a loss. We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which may be refundable.

In certain situations related to client direct hire assignments, where the Company’s fee is contingent upon the hired resources’ continued employment with the client, revenue is not fully recognized until such employment conditions are satisfied.

Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 3,600,000 shares (adjusted for the 2018 two-for-one stock split) of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options are granted at an exercise price equal to the closing share price of the Company’s common stock at the grant date and generally vest over a three to five-year period.

The Company accounts for stock-based compensation expense in accordance with ASC Topic 718 “Share-based Payments” which requires us to measure all share-based payments based on their estimated fair value and recognize compensation expense over the requisite service period. The fair value of our stock options is determined at the date of grant using the Black-Scholes option pricing model.

Treasury Stock

The Company maintained a stock repurchase program which expired on December 22, 2016. Under the program, the Company made treasury stock purchases in the open market, subject to market conditions and normal trading restrictions. Upon expiration, the program was not extended by the Company’s Board of Directors. Additionally, the Company makes stock purchases from time to time to satisfy employee tax obligations related to its Stock Incentive Plan. At December 31, 2018, the Company held 1.6 million shares in its treasury at a cost of approximately $4.2 million.

Comprehensive Income

Comprehensive income as presented in the Consolidated Statements of Comprehensive Income consists of net income, unrealized gains or losses, net of tax, on cash flow hedging transactions and foreign currency translation adjustments.

Derivative Instruments and Hedging Activities – Interest Rate Swap Contracts

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

Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which provides for a single five-step model to be applied to all revenue contracts with customers. The new guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Entities were permitted to use either a retrospective approach or a cumulative effect adjustment approach to implement the guidance. The Company adopted the new guidance on January 1, 2018, using the modified retrospective method, with no impact on its 2017 and 2018 financial statements. The cumulative effect of initially applying the new guidance had no impact on the opening balance of retained earnings as of January 1, 2018. The Company does not expect the new guidance to have a material impact on its financial statements in future periods. Additional disclosures have been included in Note 2 in accordance with the requirements of the new guidance.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting”. Because many entities have defined the term “modification” in a broad manner resulting in diversity in modification accounting practice, the amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018, with no material impact on its consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740); Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This ASU provides accounting and disclosure guidance relating to the Tax Cuts and Jobs Act pursuant to the issuance of SEC Staff Accounting Bulletin No. 118. The guidance allows a company to report provisional amounts when reasonable estimates are determinable for certain income tax effects relating to this Act. These provisional amounts may give rise to new current or deferred taxes based on certain provisions within the Tax Cuts and Jobs Act, as well as adjustments to existing current or deferred taxes that existed prior to this Act’s enactment date. In the fourth quarter of 2017, the Company incurred an estimated one-time, non-cash charge of $372,000 related to the enactment of the Tax Cuts and Jobs Act. The charge related to the re-measurement of the Company’s deferred tax assets arising from a lower U.S. corporate tax rate of $294,000 and a $78,000 charge related to a one-time transition tax applicable to the new dividend exemption system related to foreign earnings. The provisional estimates recorded at December 31, 2017 were adjusted during the three months ended December 31, 2018 upon completion of our accounting for the Tax Cuts and Jobs Act. The adjusted amounts resulted in a charge related to the re-measurement of the Company’s deferred tax assets of $86,000 and a $165,000 charge related to a one-time transition tax applicable to the new dividend exemption system related to foreign earnings.

Recent Accounting Pronouncements not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The main difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements”. The amendments in these ASUs clarify narrow aspects of the guidance issued in ASU No. 2016-02 “Leases (Topic 842)” and provide an additional transition method to adopt the new leases standard. The new transition method allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB issued ASU 2018-20, “Narrow-Scope Improvements for Lessors”. The amendments in this ASU clarify how lessors account for sales tax, certain lessor costs and variable payments. These ASUs are effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. The Company adopted the new Lease guidance on January 1, 2019 using the additional transition method noted in ASU 2018-11. The adoption of the new standard resulted in the Company recording a lease asset and related lease liability of $5.7 million as of January 1, 2019. The cumulative effect of initially applying the new guidance had an immaterial impact on the opening balance of retained earnings. The Company does not expect the guidance to have a material impact on its consolidated net earnings in future periods. However, additional disclosures will be included in future reporting periods in accordance with the requirements of the FASB’s new guidance.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815); Targeted Improvements to Accounting for Hedging Activities”. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815); Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”. This ASU permits the use of the OIS rate based on

SOFR as a U.S. benchmark interest rate for hedge accounting purposes. The amendments in these ASUs are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the ASU. The Company does not expect this ASU to have a material impact on its financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from this Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the ASU. The Company does not expect this ASU to have a material impact on its financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company does not expect this ASU to have a material impact on its financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company does not expect this ASU to have a material impact on its financial statements.

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

As of January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers,” using the modified retrospective method. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those services. The implementation of the new standard had no impact on the measurement of recognition of revenue of prior periods and we expect the impact of this new standard to be immaterial to us on an ongoing basis. Additional disclosures have been added in accordance with the ASU.

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

In certain situations related to client direct hire assignments, where the Company’s fee is contingent upon the hired resources continued employment with the client, revenue is not fully recognized until such employment conditions are satisfied.

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

We do not sell, lease or otherwise market computer software or hardware, and essentially 100% of our revenue is derived from the sale of data and analytics, IT staffing and digital transformation services. We expense sales commissions in the same period in which revenues are realized. These costs are recorded within selling, general and administrative expenses.

Our data and analytics services segment provides specialized capabilities in delivering data management and analytics services to customers globally. This business offers project-based consulting services in the areas of Master Data Management, Enterprise Data Integration, Big Data, Analytics and Digital Transformation, which can be delivered using onsite and offshore resources.

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

The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Years Ended December 31,
	2018	2017	2016
	(Amounts in millions)
Data and Analytics Services Segment
Time-and-material Contracts	$18.9	$7.8	$—
Fixed-price Contracts	4.9	1.4	—

Subtotal Data and Analytics Services	$23.8	$9.2	$—

IT Staffing Services Segment
Time-and-material Contracts	$153.4	$138.6	$132.0
Fixed-price Contracts	—	0.1	—

Subtotal IT Staffing Services	$153.4	$138.7	$132.0

Total Revenues	$177.2	$147.9	$132.0

The Company had one client that exceeded 10% of total revenues in 2018 (CGI = 12.8%). The Company had two clients that exceeded 10% of total revenues in 2017 (CGI=12.6% and Accenture PLC=10.7%) and none in 2016. Additionally, CGI accounted for 17.9% of the Company’s accounts receivable balance at December 31, 2018. CGI and Accenture PLC accounted for 7.3% and 5.0% of the Company’s accounts receivable balance at December 31, 2017, respectively.

The Company’s top ten clients represented approximately 47%, 47% and 44% of total revenues in 2018, 2017 and 2016, respectively.

The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Years Ended December 31,
	2018	2017	2016
	(Amounts in millions)
United States	$172.6	$145.5	$132.0
Canada	3.1	1.7	—
India and Other	1.5	0.7	—

Total	$177.2	$147.9	$132.0

3.	Business Combinations

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

Under the terms of the Purchase Agreements, the Company Entities paid at the closing of the acquisition $35.75 million in cash, less certain working capital adjustments which totaled $861,000. The Purchase Agreements also provided for contingent consideration of $19.25 million in deferred cash payments, with up to $8.25 million payable if the EBIT of the Acquired Business for the 12-month period beginning on August 1,

2017 (the “Actual Year 1 EBIT”) equals $10.0 million and up to $11.0 million payable if the EBIT of the Acquired Business for the 12-month period beginning on August 1, 2018 (the “Actual Year 2 EBIT”) equals $10.7 million. The deferred amount payments are subject to adjustments under the terms of the Purchase Agreements based upon, among other items, the amount of the Actual Year 1 EBIT and the amount of the Actual Year 2 EBIT. No contingent consideration was earned for Year 1 ended July 31, 2018.

To fund the acquisition, the Company entered into a new credit agreement on July 13, 2017 with PNC Bank, National Association, as administrative agent, swing loan lender and issuing lender, PNC Capital Markets LLC, as sole lead arranger and sole book runner, and certain financial institutions party thereto as lenders. The Credit Agreement provides for a total aggregate commitment of $65.0 million, consisting of (i) a revolving credit facility in an aggregate principal amount not to exceed $27.5 million, subject to increases to an aggregate amount not to exceed $37.5 million upon satisfaction of certain conditions; (ii) a $30.5 million term loan facility; and (iii) a $7.0 million delayed draw term loan facility to be used exclusively toward contingent consideration payments. In addition, the Company entered into Securities Purchase Agreements with Ashok Trivedi and Sunil Wadhwani (collectively, the “Investors”) on July 7, 2017 pursuant to which the Company issued and sold an aggregate 1.7 million shares (the “Shares”) of its common stock, par value $0.01 per share (the “Common Stock”), to the Investors on July 13, 2017 for $6.0 million in aggregate gross proceeds (the “Private Placement Transactions”). The Company used the proceeds from the Private Placement Transactions to fund a portion of the cash paid at the closing of the acquisition.

On April 20, 2018, we entered into an amendment to the Credit Agreement. This amendment: (i) reduced the aggregate commitment amount of the revolving credit facility from $27.5 million to $22.5 million, which amount is subject to increase to an aggregate commitment amount not exceeding $32.5 million upon satisfaction of certain conditions; (ii) increased the aggregate commitment amount of the swing loan sub-facility under the revolving credit facility from $3.0 million to $5.0 million; and (iii) amended the financial covenant in the Credit Agreement related to the Company’s leverage ratio (as defined in the Credit Agreement) by increasing the maximum permitted leverage ratio for each of the fiscal quarters ending on or prior to September 30, 2019. Our desired results of entering into this amendment were to increase our financial flexibility; lower our unused line fees and improve the mechanics of how we manage our cash balances.

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

The allocation of the purchase price was based on estimates of the fair value of assets acquired and liabilities assumed as of July 13, 2017, as set forth below. The excess purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce. Goodwill is expected to be largely deductible for tax purposes. The valuation of net assets acquired is as follows:

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

The Company incurred $2.0 million of transaction expenses related to the acquisition in 2017. In 2018, the Company reversed transaction expenses of $140,000 that did not materialize. This credit expense related to investment banker fees that were tied to the contingent consideration liability. These expenses are included in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Included in the Consolidated Statement of Operations for year ended December 31, 2017 are revenues of $9.2 million and net income of approximately $1.1 million applicable to the InfoTrellis operations from our July 13, 2017 acquisition date through December 31, 2017.

The following reflects the Company’s unaudited pro forma results had the results of InfoTrellis been included for all periods presented:

	Years Ended December 31,
	2018	2017	2016
	(Amounts in Thousands, except per share data)
Revenue	$177,164	$158,785	$157,077
Net income	$6,691	$2,388	$6,778
Earnings per share—diluted	$.60	$.22	$.63

The information above does not reflect all of the operating efficiencies or inefficiencies that may have resulted from the InfoTrellis acquisitions in those periods prior to the acquisition. Therefore, the unaudited pro forma information above is not necessarily indicative of results that would have been achieved had the business been combined during all periods presented.

4.	Goodwill and Other Intangible Assets, net

Goodwill related to our June 15, 2015 acquisition of Hudson IT totaled $8.4 million. Goodwill related to our July 13, 2017 acquisition of the services division of InfoTrellis totaled $27.4 million. During 2018, the Company recorded a goodwill impairment related to the InfoTrellis acquisition of $9.7 million.

The impairment was attributable to a lower recovery in revenues from levels present at closing. Based upon the business performance subsequent to the acquisition date, we reduced our near-term outlook and lowered our revenue projections from original expectations. Also, we factored into our current assessment of discounted cash flows, additional investments to the sales organization and other necessary investments which were not initially considered. This revised outlook resulted in a goodwill impairment of $9.7 million for the year ended December 31, 2018.

A reconciliation of the beginning and ending amounts of goodwill for the three years ended December 31, 2018 is as follows:

	Years Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Goodwill, beginning balance	$35,844	$8,427	$8,427
Addition in current period	—	27,417	—
Reduction in current period	(9,738)	—	—

Goodwill, ending balance	$26,106	$35,844	$8,427

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of December 31, 2018 and 2017:

	As of December 31, 2018
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$2,361	$5,638
Covenant-not-to-compete	5	319	226	93
Trade name	3	249	249	—

Data and Analytics Services:
Client relationships	12	16,671	2,025	14,646
Covenant-not-to-compete	5	761	222	539
Trade name	5	1,221	356	865
Technology	7	1,209	252	957

Total Intangible Assets		$28,429	$5,691	$22,738

	As of December 31, 2017
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$1,694	$6,305
Covenant-not-to-compete	5	319	162	157
Trade name	3	249	211	38
Data and Analytics Services:
Client relationships	12	16,671	636	16,035
Covenant-not-to-compete	5	761	70	691
Trade name	5	1,221	112	1,109
Technology	7	1,209	79	1,130

Total Intangible Assets		$28,429	$2,964	$25,465

Amortization expense for the years ended December 31, 2018, 2017 and 2016 totaled $2.7 million, $1.7 million and $0.8 million, respectively and is included in selling, general and administrative expenses in the Consolidated Statement of Operations.

The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2019 through 2023 is as follows:

	Years Ended December 31,
	2019	2020	2021	2022	2023
	(Amounts in thousands)
Amortization expense	$2,689	$2,654	$2,625	$2,443	$2,229

5.	Cash and Cash Equivalents

The Company had cash and cash equivalents consisting of cash balances on hand and money market funds that totaled $1.3 million at December 31, 2018 and $2.5 million at December 31, 2017. There were no restrictions on the Company’s cash balances during the periods presented. Certain cash deposits with financial institutions may at times exceed FDIC insurance limits.

6.	Credit Facility

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

The Revolver expires in July 2022 and includes a letter of credit sub-limit in the aggregate amount not to exceed $5.0 million and, prior to giving effect to the April 20, 2018 amendment described below, included a swing loan sublimit in the aggregate amount not to exceed $3.0 million. Borrowings under the Revolver may be denominated in U.S. dollars or Canadian dollars. The maximum borrowings in U.S. dollars may not exceed the sum of 85% of eligible U.S. accounts receivable and 60% of eligible U.S. unbilled receivables, less a reserve amount established by the administrative agent. The maximum borrowings in Canadian dollars may not exceed the lesser of (i) $10.0 million; and (ii) the sum of 85% of eligible Canadian receivables, plus 60% of eligible Canadian unbilled receivables, less a reserve amount established by the administrative agent.

On April 20, 2018, we entered into an amendment to our Credit Agreement dated as of July 13, 2017. This amendment: (i) reduced the aggregate commitment amount of the Revolver from $27.5 million to $22.5 million, which amount is subject to increase to an aggregate commitment amount not exceeding $32.5 million upon satisfaction of certain conditions; (ii) increased the aggregate commitment amount of the swing loan sub-facility under the Revolver from $3.0 million to $5.0 million; and (iii) amended the financial covenant in the Credit Agreement related to the Company’s leverage ratio (as defined in the Credit Agreement) by increasing the maximum permitted leverage ratio for each of the fiscal quarters ending on or prior to September 30, 2019. Our desired results of entering into this amendment were to increase our financial flexibility; lower our unused line fees and improve the mechanics of how we manage our cash balances. Additional details of the amendment are contained in our current report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2018.

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

The Company pledged substantially all of its assets in support of the Credit Agreement. The credit agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the credit agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of December 31, 2018, the Company was in compliance with all provisions under the facility.

In connection with securing the commitments under the Credit Agreement and the April 20, 2018 amendment to the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $506,000, which were capitalized and are being amortized as interest expense over the life of the facility. Deferred financing costs of $367,000 and $395,000 (net of amortization) as of December 31, 2018 and December 31, 2017, respectively, are presented as reductions in long-term debt in the Company’s Consolidated Balance Sheets.

At closing, the Company borrowed $9.0 million under the Revolver and $30.5 million under the Term Loan which were used to repay all borrowings under the previous credit facility with PNC and to pay a portion of the acquisition consideration and transaction expenses. As of December 31, 2018 and 2017 the Company’s outstanding borrowings under the Revolver totaled $13.6 million and $9.0 million, respectively; and unused borrowing capacity available was approximately $9 million and $13 million, respectively. The Company’s outstanding borrowings under the term loan were $25.5 million and $29.5 million at December 31, 2018 and 2017, respectively. The Company believes the eligible borrowing base on the revolver will not fall below current outstanding borrowings for a period of time exceeding one year and has classified the $13.6 million net outstanding debt balance at December 31, 2018 as long-term.

As of December 31, 2018, the annual aggregate maturities of our outstanding debt (exclusive of deferred financing costs amortization) during each of the next five years are as follows:

Total Amount
(Amounts in thousands)
2019	$4,575
2020	4,575
2021	4,956
2022	24,965
2023	—

Total	$39,071

7.	Commitments and Contingencies

Lease Commitments

The Company rents certain office facilities and equipment under noncancelable operating leases, which provide for the following future minimum rental payments as of December 31, 2018:

Total Amount
(Amounts in thousands)
2019	$1,583
2020	1,528
2021	1,051
2022	1,035
2023	1,039
Thereafter	208

Total	$6,444

Rental expense for the years ended December 31, 2018, 2017 and 2016, totaled $1.4 million, $1.2 million and $1.2 million, respectively.

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S.-based salaried employees. Concurrent with the acquisition of Hudson IT, the Company expanded employee eligibility under the Retirement Plan to include all U.S. based W-2 hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. For Hudson IT employees enrolled in the Hudson Employee Retirement Savings Plan at the acquisition date, the Company provides a matching contribution of 50% of the first 6% of the participant’s contributed pay, subject to vesting based on their combined tenure with Hudson and Mastech. For all other employees, the Company did not provide for any matching contributions for the three years ended December 31, 2018. Mastech’s total contributions to the Retirement Plan related to the qualified Hudson IT employees totaled $79,000, $89,000 and $105,000 for the three years ended December 31, 2018, 2017 and 2016, respectively.

9.	Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 3,600,000 shares (adjusted for the 2018 two-for-one stock split) of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. As of December 31, 2018, the Company had 2,564,000 outstanding and/or exercised stock options, 260,000 vested performance shares and 227,000 outstanding and/or released restricted stock units that were issued under the Plan. Thus, as of December 31, 2018, the Company has 549,000 shares available for future grants under the Plan.

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

Following is a summary of the Company’s stock option activity for the three years ended December 31, 2018:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	472,000	$0.50
Granted	670,000	3.52
Exercised	(252,000)	0.40
Cancelled / forfeited	—	—

Outstanding at December 31, 2016	890,000	2.80
Granted	—	—
Exercised	(180,000)	0.43
Cancelled / forfeited	(36,000)	2.90

Outstanding at December 31, 2017	674,000	3.43
Granted	495,000	6.72
Exercised	(52,000)	2.08
Cancelled / forfeited	(6,000)	3.20

Outstanding at December 31, 2018	1,111,000	$4.95

As of December 31, 2018, the Company’s outstanding “in the money” stock options using the year-end share price of $6.30 had an aggregate intrinsic value of $1.7 million. As of December 31, 2018, the intrinsic value of vested and expected to vest stock options totaled $1.7 million. The total intrinsic value of options exercised during 2018, 2017 and 2016 totaled $373,000, $522,000 and $849,000, respectively. The measurement date fair value of stock options vested during 2018, 2017 and 2016 totaled $228,000, $198,000 and $0, respectively.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of December 31, 2018:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $2.00	6,000	1.0	$1.18
$2.01 to $4.00	610,000	7.2	$3.55
$4.01 to $6.00	315,000	9.9	$6.30
$6.01 to $8.00	180,000	9.2	$7.46

	1,111,000	8.3	$4.95

Range of Exercise Prices:	Options Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $2.00	6,000	1.0	$1.18
$2.01 to $4.00	208,000	7.2	$3.61
$4.01 to $6.00	—	—	—
$6.01 to $8.00	—	—	—

	214,000	7.0	$3.54

Stock options of 495,000 units were issued during the year ended December 31, 2018 and vest over a five year period. Stock options of 670,000 units were issued during the year ended December 31, 2016 and vest over a five year period. No stock options were issued for the years ended December 31, 2017. The Company used the following assumptions with respect to the Black-Scholes option pricing model for Mastech Digital stock options issued during 2018 and 2016.

	Years Ended December 31,
	2018	2017	2016
Stock option grants:
Weighted-average risk-free interest rate	2.8%	—	1.34%
Weighted-average dividend yield	0.0%	—	0.0%
Expected volatility	50.6%	—	55.9%
Expected term (in years)	5.0	—	5.5
Weighted-average fair value	$3.15	$—	$3.52

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

Expected term – Mastech Digital’s expected term has ranged from 5.0 years to 5.5 years for stock option grants. The Company’s expected term was based on the exercise history of our employees and the vesting term of our stock options.

Following is a summary of Mastech’s restricted stock activity for the three years ended December 31, 2018:

	Years Ended December 31,
	2018	2017	2016
Beginning outstanding balance	30,500	65,110	134,740
Awarded	25,380	—	—
Released	(21,500)	(34,610)	(44,630)
Forfeited	—	—	(25,000)

Ending outstanding balance	34,380	30,500	65,110

The aggregate intrinsic value of restricted stock units outstanding at December 31, 2018 was $217,000. The total intrinsic value of restricted shares released during 2018 totaled $178,000.

Following is a summary of Mastech performance share activity for the three years ended December 31, 2018:

	Years Ended December 31,
	2018	2017	2016
Beginning outstanding balance	—	—	152,838
Awarded	—	—	—
Released	—	—	—
Forfeited	—	—	(152,838)

Ending outstanding balance	—	—	—

Stock-based compensation expense of $470,000, $381,000 and $408,000 was recognized in the Consolidated Statements of Operations for the years ended December 31, 2018, 2017, and 2016, respectively. The Company has recognized related tax benefits associated with its share-based compensation arrangements for the years ended December 31, 2018, 2017, and 2016 of $128,000, $141,000, and $152,000, respectively. As of December 31, 2018, the total remaining unrecognized compensation expense related to non-vested stock options totaled $2.0 million and the total remaining unrecognized compensation expense related to restricted stock units amounted to $105,000, which will be amortized over the weighted-average remaining requisite service period of 3.9 years.

10.	Income Taxes

The components of income before income as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Income before income taxes:
Domestic	$7,520	$1,875	$3,544
Foreign	1,894	1,073	476

Income before income taxes	$9,414	$2,948	$4,020

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

The provision for income taxes, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Current provision:
Federal	$1,494	$1,101	$1,189
State	273	159	101
Foreign	807	276	161

Total current provision	2,574	1,536	1,451

Deferred provision:
Federal	317	(205)	43
State	96	(73)	6
Foreign	(264)	64	—

Total deferred provision	149	(214)	49

Total provision for income taxes	$2,723	$1,322	$1,500

The reconciliation of income taxes computed using our statutory U.S. income tax rate and the provision for income taxes for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Years Ended December 31,
(Amounts in thousands)	2018		2017		2016
Income taxes computed at the federal statutory rate	$1,977	21.0%	$1,002	34.0%	$1,367	34.0%
State income taxes, net of federal tax benefit	387	4.1	116	3.9	107	2.7
Excess tax benefits from stock options/restricted shares	(93)	(1.0)	(140)	(4.7)	—	—
Estimated charge for U.S. tax reform	251	2.7	372	12.6	—	—
Difference in tax rate on foreign earnings/other	201	2.1	(28)	(1.0)	26	0.6

	$2,723	28.9%	$1,322	44.8%	$1,500	37.3%

The components of the deferred tax assets and liabilities were as follows:

	At December 31,
	2018	2017
	(Amounts in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$109	$99
Accrued vacation and bonuses	228	230
Stock-based compensation expense	194	119
Acquisition-related transaction costs	507	501

Total deferred tax assets	1,038	949

Deferred tax liabilities:
Prepaid expenses	186	160
Depreciation, intangibles and other	555	321

Total deferred tax liabilities	741	481

Net deferred tax asset	$297	$468

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, for the three years ended December 31, 2018 is as follows:

	Years Ended December 31,
(Amounts in thousands)	2018	2017	2016
Unrecognized tax benefits, beginning balance	$95	$128	$135
Additions related to current period	208	—	20
Additions related to prior periods	—	—	—
Reductions related to prior periods	(40)	(33)	(27)

Unrecognized tax benefits, ending balance	$263	$95	$128

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2018, 2017 and 2016, the Company had $10,000, $12,000 and $15,000, respectively, accrued for interest and penalties.

11.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

Concurrent with the Company’s July 13, 2017 borrowings under its new credit facility, the Company entered into a 44–month interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest.

Under the swap contracts, the Company pays interest at a fixed rate of 1.99% and receives interest at a variable rate equal to the daily U.S. LIBOR on an initial notional amount of $15.0 million. Notional amounts were $12.6 million and $14.5 million at December 31, 2018 and 2017, respectively. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of interest-rate swap contracts deemed ineffective are recognized in the Consolidated Statements of Operations as interest expense. Prior to July 13, 2017, the Company had outstanding interest-rate swap contracts related to term loan borrowings under the Company’s previous credit agreement. The fair value of the interest-rate swap contracts at December 31, 2018 and 2017 was an asset of $106,000 and $9,000, respectively, and is reflected in the Consolidated Balance Sheets as other current assets.

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (“OCI”) for the year ended December 31, 2018 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income	Location of Gain / (Loss) reclassified in Income on Derivatives	Amount of Gain /(Loss) recognized in Income on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)

Interest-Rate
Swap
Contracts	$96	Interest Expense	$(2)	Interest Expense	$—

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (“OCI”) for the year ended December 31, 2017 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income	Location of Gain / (Loss) reclassified in Income on Derivatives	Amount of Gain /(Loss) recognized in Income on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)

Interest-Rate
Swap
Contracts	$21	Interest Expense	$(56)	Interest Expense	$—

Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets (in thousands):

	December 31, 2018		December 31, 2017
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest-Rate Swap Contracts	Other Current Assets	$106	Other Current Assets	$9

The estimated amount of pretax income as of December 31, 2018 that is expected to be reclassified from other comprehensive income into earnings, within the next 12 months is approximately $50,000.

12.	Shareholders’ Equity

On July 7, 2017 the Company entered into Securities Purchase Agreements with Ashok Trivedi and Sunil Wadhwani pursuant to which the Company agreed to sell to each the number of shares of Company common stock (“Common Stock”) equal to $3.0 million divided by the greater of (i) $3.50 per share of Common Stock and (ii) the closing price of the Common Stock on the NYSE American on July 10, 2017, which was $3.18 per share. On July 13, 2017, the Closing Date of the Company’s acquisition of InfoTrellis’ services division, the Company issued and sold an aggregate of approximately 1.7 million shares of Common Stock to Ashok Trivedi and Sunil Wadhwani for $6.0 million in aggregate gross proceeds. The Company used the proceeds from the private placement to fund a portion of the closing date purchase price of the InfoTrellis acquisition.

The Company purchased 2,574 and 4,134 shares in 2018 and 2017 at an average price of $8.01 and $4.52, respectively to satisfy employee tax obligations related to its Stock Incentive Plan. These shares were not acquired pursuant to any publicly announced purchase program.

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

For the years ended December 31, 2018, 2017 and 2016, there were 141,000, nil and 500,000 anti-dilutive stock options that were excluded from the computation of diluted earnings per share, respectively.

The following table sets forth the denominators of the basic and diluted EPS computations.

	Years Ended December 31,
(Amounts in thousands):	2018	2017	2016
Weighted-average shares outstanding:
Basic	10,950	9,924	8,786
Stock options and restricted share units	211	74	178

Diluted	11,161	9,998	8,964

The following table sets forth the computation of basic EPS utilizing net income and the Company’s weighted-average common stock outstanding:

	Years Ended December 31,
(Amounts in thousands, except per share data):	2018	2017	2016
Net income	$6,691	$1,626	$2,520
Basic weighted-average shares outstanding	10,950	9,924	8,786

Basic EPS	$.61	$.16	$.29

The following table sets forth the computation of diluted EPS utilizing net income and the Company’s weighted-average common stock outstanding plus the weighted-average of stock options, restricted shares and performance shares:

	Years Ended December 31,
(Amounts in thousands, except per share data):	2018	2017	2016
Net income	$6,691	$1,626	$2,520
Diluted weighted-average shares outstanding	11,161	9,998	8,964

Diluted EPS	$.60	$.16	$.28

14.	Fair Value Measurements

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

•	Level 3 – Inputs are unobservable that are supported by little or no market activity.

The following table summarizes the basis used to measure financial assets and (liabilities) at fair value on a recurring basis:

	Fair Value as of December 31, 2018
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$106	$—	$106
Contingent consideration liabilities	$—	$—	$(6,069)	$(6,069)

	Fair Value as of December 31, 2017
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$9	$—	$9
Contingent consideration liabilities	$—	$—	$(17,125)	$(17,125)

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

In 2018, the Company revalued the contingent consideration liability after determining that relevant conditions for payment of such liability were unlikely to be fully satisfied. The revaluation resulted in an $11.1 million reduction to the contingent consideration liability which is reflected in selling and administrative expenses in the Company’s Consolidated Statements of Operations, in Item 8 herein.

The following table provides information regarding changes in the Company’s Level 3 fair values for the contingent consideration liability for the three years ended December 31, 2018:

	Years Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Beginning balance	$17,125	$—	$—
Contingent consideration incurred	—	17,125	—
Payments made	—	—	—
Revaluation	(11,056)	—	—

Ending balance	$6,069	$17,125	$—

At December 31, 2018 and December 31, 2017, the Company carried the following financial assets (liabilities) at fair value measured on a non-recurring basis (in thousands):

	Fair Value as of December 31, 2018
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Goodwill	$—	$—	$26,106	$26,106

	Fair Value as of December 31, 2017
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Goodwill	$—	$—	$35,844	$35,844

During the year ended December 31, 2018, the Company recorded a goodwill impairment related to the InfoTrellis acquisition of $9.7 million.

15.	Quarterly Financial Information (Amounts in thousands, except per share data):

	Revenues	Gross Profit	Net Income	Earnings Per Share
Year Ended December 31, 2018				Basic	Diluted
First quarter	$43,333	$10,261	$1,380	$.13	$.12
Second quarter	44,894	10,892	2,817	.26	.25
Third quarter	44,292	10,710	1,620	.15	.14
Fourth quarter	44,645	10,665	874	.08	.08

Annual	$177,164	$42,528	$6,691	$.61	$.60

	Revenues	Gross Profit	Net Income (loss)	Earnings (loss) Per Share
Year Ended December 31, 2017				Basic	Diluted
First quarter	$33,100	$6,209	$201	$.02	$.02
Second quarter	35,086	7,077	696	.08	.08
Third quarter	39,228	8,818	(136)	(.01)	(.01)
Fourth quarter	40,468	9,525	865	.08	.08

Annual	$147,882	$31,629	$1,626	$.16	$.16

16.	Severance Charges

The Company incurred severance costs of $0, $0 and $780,000 in 2018, 2017 and 2016, respectively. Severance costs during 2016 related to changes in the Company’s President and Chief Executive Officer and its Vice President of Technology and Chief Information Officer.

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

The IT staffing services segment offers staffing services in digital and mainstream technologies; and digital transformation services focused on providing CRM on the cloud through Salesforce.com and using digital methods to enhance organizational learning. These services are marketed using a common sales force and delivered via our domestic and global recruitment centers. While the vast majority of our assignments are based on time and materials, we do have the capabilities to deliver our digital transformation services on a fixed price basis.

Below are the operating results of our reporting segments:

	At December 31,
	2018	2017	2016
	(Amounts in Thousands)
Revenues:
Data and analytics services	$23,803	$9,185	$—
IT staffing services	153,361	138,697	132,008

Total revenues	$177,164	$147,882	$132,008

Gross Margin %:
Data and analytics services	44.0%	44.8%	0.0%
IT staffing services	20.9%	19.8%	19.9%

Total gross margin %	24.0%	21.4%	19.9%
Segment operating income:
Data and analytics services	$5,710	$2,531	$—
IT staffing services	7,184	5,279	5,320

Subtotal	12,894	7,810	5,320
Amortization of acquired intangible assets	(2,727)	(1,710)	(813)
Revaluation of contingent consideration liability	11,056	—	—
Goodwill impairment	(9,738)	—	—
Acquisition-related transaction expenses	140	(2,019)	—
Interest expenses and other, net	(2,211)	(1,133)	(487)

Income before income taxes	$9,414	$2,948	$4,020

Below is a reconciliation of total assets, depreciation and amortization and capital expenditures by segment:

	Total Assets			Depreciation & Amortization			Capital Expenditures
Amounts in thousands:	2018	2017	2016	2018	2017	2016	2018	2017	2016
Data and Analytics Services	$43,182	$53,683	$—	$2,051	$925	$—	$175	$11	$—
IT Staffing Services	49,402	44,921	39,406	1,131	1,017	1,016	596	1,428	105

Total	$92,584	$98,604	$39,406	$3,182	$1,942	$1,016	$771	$1,439	$105

Below is geographic information related to our revenues from external customers and long-lived assets:

	Revenues			Equipment, Enterprise Software and Leasehold Improvements, net
Amounts in thousands:	2018	2017	2016	2018	2017	2016
United States	$172,610	$145,513	$132,008	$1,956	$1,730	$494
Canada	3,125	1,729	—	17	19	—
India and Other	1,429	640	—	235	150	64

Total	$177,164	$147,882	$132,008	$2,208	$1,899	$558

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based upon this assessment, management has concluded and hereby reports that the Company’s internal control over financial reporting was effective as of December 31, 2018.

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

Information required by this Item, not set forth below, is incorporated herein by reference from the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for May 15, 2019, which will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2018 (the “Proxy Statement”) under the headings “Proposal No. 1 – Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Committees and Meetings”.

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

The following Consolidated Financial Statements of the registrant and its subsidiaries are included on pages 41 to 73 and the report of Independent Registered Public Accounting Firm is included on page 40 in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets – December 31, 2018 and 2017.

Consolidated Statements of Operations – Years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Comprehensive Income – Years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Cash Flows – Years ended December 31, 2018, 2017 and 2016.

Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedules

The following Consolidated Financial Statement schedules shown below should be read in conjunction with the Consolidated Financial Statements on pages 41 to 73 in this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or notes thereto.

The following items appear immediately on the following page:

Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016.

3.	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

MASTECH DIGITAL, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(Amounts in thousands)

	Balance at beginning of period	Charged to expense (credited)	Recoveries/ (Write-offs)	Balance at end of period
Allowance for Doubtful Accounts:
Year ended December 31, 2018	$398	$10	$—	$408
Year ended December 31, 2017	388	10	—	398
Year ended December 31, 2016	313	75	—	388

Exhibit	Index Description Exhibit

2.1**	Asset Purchase Agreement, dated as of May 8, 2015, by and among Hudson Global, Inc., Hudson Global Resources Management, Inc. and Mastech, Inc., incorporated by reference to Exhibit 2.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 11, 2015

2.2**	Asset Purchase Agreement, dated July 7, 2017, by and among Mahmood Abbas, Zahid Naeem, Sachin Wadhwa, Infotrellis Inc. and Mastech InfoTrellis Digital, Ltd., incorporated by reference to Exhibit 2.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

2.3**	Asset Purchase Agreement, dated July 7, 2017, by and among Mahmood Abbas, Zahid Naeem, Sachin Wadhwa, Infotrellis Inc. and Mastech InfoTrellis, Inc., incorporated by reference to Exhibit 2.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

2.4**	Share Purchase Agreement, dated July 7, 2017, by and amongst Mastech Digital Data, Inc., 2291496 Ontario Inc., InfoTrellis India Private Limited, Mastech Digital Private Limited and Kumaran Sasikanthan, incorporated by reference to Exhibit 2.3 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

3.1	Amended and Restated Articles of Incorporation of Mastech Digital, Inc., incorporated by reference to Exhibit 3.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on September 12, 2016

3.2	Amended and Restated Bylaws of Mastech Digital, Inc., incorporated by reference to Exhibit 3.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on September 12, 2016

4.1	Form of Common Stock Certificate of Mastech Digital, Inc., incorporated by reference to Exhibit 4.1 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

4.2	Registration Rights Agreement, dated July 13, 2017, by and between Mastech Digital, Inc., Ashok Trivedi, as trustee of the Ashok K. Trivedi Revocable Trust, and Sunil Wadhwani, as trustee of The Revocable Declaration of Trust of Sunil Wadhwani, incorporated by reference to Exhibit 4.1 to Mastech Digital, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017

10.1†	Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), effective as of May 14, 2014, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2016

10.2†	Amendment to Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), executed May 18, 2016, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2016

10.3†	Second Amendment to Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), executed May 16, 2018, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 18, 2018

10.4	Credit Agreement, dated July 13, 2017, by and among Mastech Digital, Inc., certain subsidiaries of Mastech Digital, Inc., PNC Bank, National Association, as administrative agent, swing loan lender and issuing lender, PNC Capital Markets LLC, as sole lead arranger and sole bookrunner, and certain financial institutions party thereto as lenders, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 19, 2017

10.5	First Amendment to Credit Agreement, dated November 2017, by and among Mastech Digital, Inc., PNC Bank, National Association, as administrative agent and a lender, and certain financial institutions party thereto as lenders, incorporated by reference to Exhibit 10.3 to Mastech Digital, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2018

Exhibit	Index Description Exhibit

10.6

Second Amendment to Credit Agreement, dated April  20, 2018, by and among Mastech Digital, Inc., PNC Bank, National Association, as administrative agent and a lender, and certain financial institutions party thereto as lenders, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on April 25, 2018

10.7†	Pledge Agreement, dated July 13, 2017, made by Mastech Digital, Inc. and certain subsidiaries of Mastech Digital, Inc., incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 19, 2017

10.8†	Securities Purchase Agreement, dated July 7, 2017, by and between Mastech Digital, Inc. and Ashok Trivedi, as trustee of the Ashok K. Trivedi Revocable Trust, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

10.9	Securities Purchase Agreement, dated July 7, 2017, by and between Mastech Digital, Inc. and Sunil Wadhwani, as trustee of The Revocable Declaration of Trust of Sunil Wadhwani, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

10.10†	Fourth Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and Vivek Gupta, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2019

10.11†	Third Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and John J. Cronin, Jr., incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2019

10.12	Lease Agreement, dated April 2, 2014, between PIBP 210 LLP and Mastech Digital, Inc., incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on April 7, 2014

10.13†	Form of Restricted Stock Agreement under the Mastech Digital, Inc. Stock Incentive Plan (as amended and restated), incorporated by reference to Exhibit 10.9 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

10.14†	Form of Non-Qualified Stock Option Agreement under the Mastech Digital, Inc. Stock Incentive Plan (as amended and restated), incorporated by reference to Exhibit 10.10 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

10.15†	Mastech Digital, Inc. 2019 Employee Stock Purchase Plan, executed on December 13, 2018

10.16†	Summary of Director Compensation Arrangements

14.1	Mastech Digital, Inc.’s Code of Business Conduct and Ethics, as adopted on September 15, 2016, incorporated by reference to Exhibit 14.1 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

21.1	List of Subsidiaries of Mastech Digital, Inc.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

Exhibit	Index Description Exhibit

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Designates the Company’s management contracts or compensation plans or arrangements for its executive officers.
*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith.
**

Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to these agreements have not been filed. Mastech Digital, Inc. hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2019.

MASTECH DIGITAL, INC.

/S/ VIVEK GUPTA
Vivek Gupta President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on this 29th day of March, 2019.

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