Form 10-Q
period 2019-03-31
Mastech Digital, Inc.
filed 2019-05-14
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	MHH	NYSE American

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2019 was 11,000,946.

MASTECH DIGITAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues	$45,199	$43,333
Cost of revenues	34,364	33,072

Gross profit	10,835	10,261
Selling, general and administrative expense	8,965	7,823

Income from operations	1,870	2,438
Interest income (expense), net	(539)	(473)
Other income (expense), net	(15)	(39)

Income before income taxes	1,316	1,926
Income tax expense	352	546

Net income	$964	$1,380

Earnings per share:
Basic	$.09	$.13

Diluted	$.09	$.12

Weighted average common shares outstanding:
Basic	10,998	10,922

Diluted	11,218	11,058

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$964	$1,380
Other comprehensive income (loss):
Net unrealized gain (loss) on interest-rate swap contracts	(54)	122
Foreign currency translation adjustments	9	(42)

Total pretax net unrealized gain (loss)	(45)	80
Income tax expense (benefit)	(14)	31

Total other comprehensive income (loss), net of taxes	$(31)	$49

Total comprehensive income	$933	$1,429

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,548	$1,294
Accounts receivable, net of allowance for uncollectible accounts of $390 in 2019 and $408 in 2018	28,960	28,913
Unbilled receivables	10,171	9,167
Prepaid and other current assets	1,171	1,321

Total current assets	41,850	40,695
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,662	1,538
Enterprise software	2,359	2,096
Leasehold improvements	481	464

	4,502	4,098
Less – accumulated depreciation and amortization	(2,057)	(1,890)

Net equipment, enterprise software, and leasehold improvements	2,445	2,208
Operating lease right-of-use assets	5,328	—
Deferred income taxes	392	297
Non-current deposits	531	540
Goodwill, net of impairment	26,106	26,106
Intangible assets, net	22,066	22,738

Total assets	$98,718	$92,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,575	$4,575
Current portion of contingent consideration liability	6,069	—
Accounts payable	3,931	4,127
Accrued payroll and related costs	7,616	7,728
Current portion of operating lease liability	1,367	—
Other accrued liabilities	1,545	1,218
Deferred revenue	338	258

Total current liabilities	25,441	17,906

Long-term liabilities:
Long-term debt, less current portion, net	33,667	34,129
Contingent consideration liability	—	6,069
Long-term operating lease liability, less current portion	3,961	—
Long-term accrued income taxes	204	204

Total liabilities	63,273	58,308
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 250,000,000 shares authorized and 12,644,792 shares issued as of March 31, 2019 and 12,636,332 shares issued as of December 31, 2018	126	126
Additional paid-in-capital	21,065	20,829
Retained earnings	18,578	17,614
Accumulated other comprehensive income (loss)	(150)	(119)
Treasury stock, at cost; 1,643,846 shares as of March 31, 2019 and December 31, 2018	(4,174)	(4,174)

Total shareholders’ equity	35,445	34,276

Total liabilities and shareholders’ equity	$98,718	$92,584

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balances, December 31, 2018	$126	$20,829	$17,614	$(4,174)	$(119)	$34,276
Net income	—	—	964	—	—	964
Other comprehensive (loss), net of taxes	—	—	—	—	(31)	(31)
Stock-based compensation expense	—	236	—	—	—	236

Balances, March 31, 2019	$126	$21,065	$18,578	$(4,174)	$(150)	$35,445

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balances, December 31, 2017	$126	$20,241	$10,923	$(4,154)	$17	$27,153
Net income	—	—	1,380	—	—	1,380
Other comprehensive income, net of taxes	—	—	—	—	49	49
Stock-based compensation expense	—	105	—	—	—	105
Stock options exercised	—	2	—	—	—	2

Balances, March 31, 2018	$126	$20,348	$12,303	$(4,154)	$66	$28,689

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$964	$1,380
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	839	748
Bad debt expense	—	10
Interest amortization of deferred financing costs	26	22
Stock-based compensation expense	236	105
Deferred income taxes, net	(95)	(7)
Working capital items:
Accounts receivable and unbilled receivables	(1,051)	(2,909)
Prepaid and other current assets	110	756
Accounts payable	(196)	(633)
Accrued payroll and related costs	(112)	(1,840)
Other accrued liabilities	327	617
Deferred revenue	80	(239)

Net cash flows provided by (used in) operating activities	1,128	(1,990)

INVESTING ACTIVITIES:
(Payment for) recovery of non-current deposits	9	(39)
Capital expenditures	(404)	(130)

Net cash flows (used in) investing activities	(395)	(169)

FINANCING ACTIVITIES:
Borrowings on revolving credit facility, net	656	1,941
(Repayments) on term loan facility	(1,144)	(953)
Proceeds from the exercise of stock options	—	2

Net cash flows provided by (used in) financing activities	(488)	990

Effect of exchange rate changes on cash and cash equivalents	9	(42)

Net change in cash and cash equivalents	254	(1,211)
Cash and cash equivalents, beginning of period	1,294	2,478

Cash and cash equivalents, end of period	$1,548	$1,267

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

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

Accounting Principles

The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the SEC on March 29, 2019. Additionally, our operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that can be expected for the year ending December 31, 2019 or for any other period.

Principles of Consolidation

The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the three months ended March 31, 2019, except for the adoption of Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” on January 1, 2019 using the additional transition method noted in ASU 2018-11. See Note 4, herein for further disclosures.

Segment Reporting

The Company has two reportable segments, in accordance with Accounting Standards Committee (“ASC”) Topic 280 “Disclosures About Segments of an Enterprise and Related Information”: Data and Analytics Services and IT Staffing Services.

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

The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Three Months Ended March 31,
	2019	2018
	(Amounts in millions)
Data and Analytics Services Segment
Time-and-material Contracts	$4.0	$5.6
Fixed-price Contracts	1.8	1.0

Subtotal Data and Analytics Services	$5.8	$6.6

IT Staffing Services Segment
Time-and-material Contracts	$39.4	$36.7
Fixed-price Contracts	—	—

Subtotal IT Staffing Services	$39.4	$36.7

Total Revenues	$45.2	$43.3

For the three months ended March 31, 2019, the Company had one client (CGI = 11.9%) that exceeded 10% of total revenues. For the three months ended March 31, 2018, the Company had the same one client (CGI = 12.1%) that exceeded 10% of total revenues.

The Company’s top ten clients represented approximately 46% and 45% of total revenues for the three months ended March 31, 2019 and 2018, respectively.

The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Three Months Ended March 31,
	2019	2018
	(Amounts in millions)
United States	$44.1	$42.0
Canada	0.6	1.1
India and other	0.5	0.2

Total	$45.2	$43.3

3.	Goodwill and Other Intangible Assets, net

Goodwill related to our June 15, 2015 acquisition of Hudson Global Resources Management’s U.S. IT staffing business (“Hudson IT”) totaled $8.4 million. Goodwill related to our July 13, 2017 acquisition of the services division of InfoTrellis totaled $27.4 million. During the 2018 fiscal year, the Company recorded a goodwill impairment related to the InfoTrellis acquisition of $9.7 million. This impairment was attributable to a lower recovery in revenues from levels present at closing. Based upon the business performance subsequent to the acquisition date, we reduced our near-term outlook and lowered our revenue projections from original expectations. Also, we factored into our current assessment of discounted cash flows, additional investments to the sales organization and other necessary investments which were not initially considered.

The following table provides information regarding changes in the Company’s goodwill by operating segment for the periods ended March 31, 2019 and December 31, 2018.

IT Staffing Services:

	Three Months Ended	Twelve Months Ended
	March 31, 2019	December 31, 2018
	(Amounts in thousands)
Beginning balance	$8,427	$8,427
Goodwill recorded	—	—
Impairment	—	—

Ending balance	$8,427	$8,427

Data and Analytics Services:

	Three Months ended	Twelve Months Ended
	March 31, 2019	December 31, 2018
	(Amounts in thousands)
Beginning balance	$17,679	$27,417
Goodwill recorded	—	—
Impairment	—	(9,738)

Ending balance	$17,679	$17,679

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$2,527	$5,472
Covenant-not-to-compete	5	319	242	77
Trade name	3	249	249	—

Data and Analytics Services:
Client relationships	12	16,671	2,373	14,298
Covenant-not-to-compete	5	761	260	501
Trade name	5	1,221	417	804
Technology	7	1,209	295	914

Total Intangible Assets		$28,429	$6,363	$22,066

	As of December 31, 2018
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$2,361	$5,638
Covenant-not-to-compete	5	319	226	93
Trade name	3	249	249	—

Data and Analytics Services:
Client relationships	12	16,671	2,025	14,646
Covenant-not-to-compete	5	761	222	539
Trade name	5	1,221	356	865
Technology	7	1,209	252	957

Total Intangible Assets		$28,429	$5,691	$22,738

Amortization expense for the three months ended March 31, 2019 and 2018 totaled $672,000 and $693,000, respectively and is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2019 through 2023 is as follows:

	Years Ended December 31,
	2019	2020	2021	2022	2023
	(Amounts in thousands)
Amortization expense	$2,689	$2,654	$2,625	$2,443	$2,229

4.	Leases

The Company rents certain office facilities and equipment under noncancelable operating leases. Approximately 85,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All of our leases are classified as operating leases. The average initial lease term is five years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from less than one year to 5.4 years with an average of 2.3 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

The Company adopted ASU No. 2016-02, “Leases (Topic 842)” on January 1, 2019 using the additional transition method noted in ASU 2018-11. The adoption of the new standard resulted in the Company recording a lease right-of-use asset and related lease liability of $5.7 million as of January 1, 2019. The cumulative effect of initially applying the new guidance had an immaterial impact on the opening balance of retained earnings. The Company does not expect the guidance to have a material impact on its consolidated net earnings in future periods. We elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward the historical lease classification, among other things.

The following table summarizes the balance sheet classification of the lease asset and related lease liability:

March 31, 2019
( in thousands)
Assets:
Long-term operating lease right-of-use assets	$5,328

Liabilities:
Short-term operating lease liability	$1,367
Long-term operating lease liability	3,961

Total Liabilities	$5,328

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of March 31, 2019
( in thousands)
2019	$1,191
2020	1,530
2021	1,053
2022	1,036
2023	1,041
Thereafter	208

Total	$6,059
Less: Imputed interest	(731)

Present value of lease liabilities	$5,328

The discount rate used to calculate the present value of future lease payments was 5.4%.

We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the three months ended March 31, 2019 and 2018 totaled $0.4 million and $0.3 million, respectively.

5.	Commitments and Contingencies

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S. based salaried employees. Concurrent with the 2015 acquisition of Hudson IT, the Company expanded employee eligibility under the Retirement Plan to include all U.S. based W-2 hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. For Hudson IT employees enrolled in the Hudson Employee Retirement Savings Plan under the Code at the acquisition date, the Company provides a matching contribution of 50% of the first 6% of the participant’s contributed pay, subject to vesting based on the combined tenure with Hudson and Mastech Digital. For all other employees, the Company did not provide for any matching contributions for the three months ended March 31, 2019 and 2018. Mastech Digital’s total contributions to the Retirement Plan for the three months ended March 31, 2019 and 2018 related to the former Hudson IT employees totaled approximately $19,000 and $21,000, respectively.

7.	Stock-Based Compensation

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 3,600,000 shares of the Company’s Common Stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three months ended March 31, 2019, the Company granted restricted share units of 16,365 and 498,000 stock option grants at an average strike price of $6.66. Additionally, the Company granted another 55,000 stock options at a strike price of $6.79, which are contingent upon shareholder approval to increase the number of shares of Common Stock of the Company that may be issued pursuant to the Plan by 300,000 shares, to a total of 3,900,000. Shareholders will vote on this matter at the Company’s Annual Meeting of Shareholders on May 15, 2019. During the three months ended March 31, 2018, the Company granted 25,380 restricted share units and 180,000 stock options at a strike price of $7.46 under the Plan. Exclusive of the contingent grant referenced above, at March 31, 2019, there were 25,000 shares available for grants under the Plan.

Stock-based compensation expense for the three months ended March 31, 2019 and 2018 was $236,000 and $105,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2019 and 2018, the Company issued 8,460 and 2,226 shares, respectively, related to the vesting of restricted shares and the exercising of stock options.

In October 2018, the Board of Directors of the Company approved the Mastech Digital, Inc. 2019 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is intended to meet the requirements of Section 423 of the Code and must be approved by the Company’s shareholders to be qualified. Under the Stock Purchase Plan, 600,000 shares of Common Stock (subject to adjustment upon certain changes in the Company’s capitalization) are available for purchase by eligible employees who become participants in the Stock Purchase Plan. The purchase price per share is 85% of the lesser of (i) the fair market value per share of Common Stock on the first day of the offering period, or (ii) the fair market value per share of Common Stock on the last day of the offering period.

The first offering period under the Stock Purchase Plan commenced on January 1, 2019, subject to the approval of the Company’s shareholders. If the Stock Purchase Plan has not been approved by the Company’s shareholders at the Company’s 2019 Annual Shareholder Meeting (the “2019 Annual Meeting”), the Stock Purchase Plan will be treated as having terminated, and all payroll deductions withheld from the compensation of participants by payroll deduction will be distributed to those participants as soon as reasonably practicable following the 2019 Annual Meeting.

The Company has not issued any shares to participants under the Stock Purchase Plan as of March 31, 2019, and Stock Purchase Plan expense was immaterial for the three months ended March 31, 2019.

8.	Credit Facility

On July 13, 2017, the Company entered into a Credit Agreement (as amended, the “Credit Agreement”) with PNC Bank, as administrative agent, swing loan lender and issuing lender, PNC Capital Markets LLC, as sole lead arranger and sole book-runner, and certain financial institution parties thereto as lenders (the “Lenders”). The Credit Agreement provides for a total aggregate commitment of $60 million, consisting of (i) a revolving credit facility (the “Revolver”) in an aggregate principal amount not to exceed $22.5 million (subject to increase by up to an additional $10 million upon satisfaction of certain conditions); (ii) a $30.5 million term loan facility (the “Term Loan”); and a (iii) $7.0 million delayed draw term loan facility (the “Delayed Draw Term Loan”), as more fully described in the Company’s Forms 8-K, filed with the SEC on July 19, 2017 and April 25, 2018.

The Revolver expires in July 2022 and includes swing loan and letter of credit sub-limits in the aggregate amount not to exceed $5.0 million for swing loans and $5.0 million for letters of credit. Borrowings under the Revolver may be denominated in U.S. dollars or Canadian dollars. The maximum borrowings in U.S. dollars may not exceed the sum of 85% of eligible U.S. accounts receivable and 60% of eligible U.S. unbilled receivables, less a reserve amount established by the administrative agent. The maximum borrowings in Canadian dollars may not exceed the lesser of (i) $10.0 million; and (ii) the sum of 85% of eligible Canadian receivables, plus 60% of eligible Canadian unbilled receivables, less a reserve amount established by the administrative agent.

Amounts borrowed under the Term Loan are required to be repaid in consecutive quarterly installments through and including July 1, 2022 and on the maturity date of July 13, 2022. The principal amount of each quarterly installment payable on the Term Loan equals the product of $30.5 million, multiplied by (i) 3.75% for quarterly installments payable through and including July 1, 2021; and (ii) 5.00% for quarterly installments payable on October 1, 2021 through and including the maturity date, with the maturity date payment equal to the outstanding amount of the loan on that date. The Delayed Draw Term Loan may be used through the date of the final contingent consideration payment (referred to as the final “Deferred Amount Payment” in the Credit Agreement) on no more than two separate occasions in borrowing multiples of $1.0 million up to the lesser of contingent consideration earned or $7.0 million. Amounts borrowed under the Delayed Draw Term Loan will be payable in consecutive quarterly installments commencing on the first payment date after disbursement of such borrowings. The principal amount of each quarterly installment payable of each Delayed Draw Term Loan equals the product of the original balance of such Loan, multiplied by (i) 3.75% for quarterly installments through and including July 1, 2021; and (ii) 5.00% for quarterly installments payable on October 1, 2021 through and including the maturity date, with the maturity date payment equal to the outstanding amount of the loan on that date.

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

The Company pledged substantially all of its assets in support of the Credit Agreement. The Credit Agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the Credit Agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of March 31, 2019, the Company was in compliance with all provisions under the facility.

In connection with securing the commitments under the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $506,000, which were capitalized and are being amortized as interest expense over the life of the facility. Debt financing costs of $341,000 and $367,000 (net of amortization) as of March 31, 2019 and December 31, 2018, respectively, are presented as reductions in long-term debt in the Company’s Condensed Consolidated Balance Sheets.

As of March 31, 2019 and December 31, 2018, the Company’s outstanding borrowings under the Revolver totaled $14.2 million and $13.6 million, respectively; and unused borrowing capacity available was approximately $8.3 million and $9.0 million, respectively. The Company’s outstanding borrowings under the Term Loan were $24.4 million and $25.5 million at March 31, 2019 and December 31, 2018, respectively. The Company believes the eligible borrowing base on the Revolver will not fall below current outstanding borrowings for a period of time exceeding one year and has classified the $14.2 million net outstanding debt balance at March 31, 2019, as long-term.

9.	Income Taxes

The components of income before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three months ended March 31, 2019 and, 2018:

	Three Months Ended March 31,
	2019	2018
	(Amounts in thousands)
Income before income taxes:
Domestic	$947	$1,297
Foreign	369	629

Income before income taxes	$1,316	$1,926

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

The provision for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(Amounts in thousands)
Current provision:
Federal	$230	$324
State	53	90
Foreign	150	171

Total current provision	433	585

Deferred provision (benefit):
Federal	(31)	(33)
State	(8)	(9)
Foreign	(42)	3

Total deferred provision (benefit)	(81)	(39)

Total provision for income taxes	$352	$546

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three months ended March 31, 2019 and 2018 were as follows (amounts in thousands):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
Income taxes computed at the federal statutory rate	$276	21.0%	$404	21.0%
State income taxes, net of federal tax benefit	46	3.5	81	4.2
Excess tax benefits from stock options/restricted shares	(6)	(0.5)	(2)	(0.1)
Difference in tax rate on foreign earnings/other	36	2.7	63	3.3

	$352	26.7%	$546	28.4%

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, are as follows:

(Amounts in thousands)	Three Months Ended March 31, 2019
Balance as of December 31, 2018	$263
Additions related to current period	—
Additions related to prior periods	—
Reductions related to prior periods	(9)

Balance as of March 31, 2019	$254

Although it is difficult to anticipate the final outcome of these uncertain tax positions, the Company believes that the total amount of unrecognized tax benefits could be reduced by approximately $30,000 during the next twelve months due to the expiration of the statutes of limitation.

10.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

Concurrent with the Company’s July 13, 2017 borrowings under its new credit facility, the Company entered into a 44–month interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. Under the swap contracts, the Company pays interest at a fixed rate of 1.99% and receives interest at a variable rate equal to the daily U.S. LIBOR on an initial notional amount of $15.0 million. Notional amounts were $12.0 million and $12.6 million at March 31, 2019 and December 31, 2018, respectively. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Condensed Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of interest-rate swap contracts deemed ineffective are recognized in the Consolidated Statements of Operations as interest expense. Prior to July 13, 2017, the Company had outstanding interest-rate swap contracts related to term loan borrowings under the Company’s previous credit agreement. The fair value of the interest-rate swap contracts at March 31, 2019 and December 31, 2018 was an asset of $51,000 and $106,000, respectively, and is reflected in the Condensed Consolidated Balance Sheets as other current assets.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income are as follows (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Location of Gain / (Loss) reclassified in Income (Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income (Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
For the Three Months Ended March 31, 2019:
Interest-rate swap contract	$(54)	Interest Expense	$15	Interest Expense	$—

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Location of Gain / (Loss) reclassified in Income (Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income (Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
For the Three Months Ended March 31, 2018:
Interest-rate swap contract	$122	Interest Expense	$(14)	Interest Expense	$—

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2019		December 31, 2018
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest-rate swap contracts	Other Current Assets	$51	Other Current Assets	$106

The estimated amount of pretax income as of March 31, 2019 that is expected to be reclassified from other comprehensive income into earnings within the next 12 months is approximately $60,000.

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

At March 31, 2019 and December 31, 2018, the Company carried the following financial assets (liabilities) at fair value measured on a recurring basis (in thousands):

	Fair Value as of March 31, 2019
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$51	$—	$51
Contingent consideration liability	$—	$—	$(6,069)	$(6,069)

	Fair Value as of December 31, 2018
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$106	$—	$106
Contingent consideration liability	$—	$—	$(6,069)	$(6,069)

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

The Company purchases shares to satisfy employee tax obligations related to its Stock Incentive Plan. During the three months ended March 31, 2019 and 2018, no purchases were made to satisfy employee tax obligations related to the vesting of restricted stock.

13.	Earnings Per Share

The computation of basic earnings per share is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.

For the three months ended March 31, 2019, there were 180,000 anti-dilutive stock options excluded from the computation of diluted earnings per share. For the three months ended March 31, 2018, there were 180,000 anti-dilutive stock options excluded from the computation of diluted earnings per share.

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

	Three Months Ended March 31,
	2019	2018
	(Amounts in thousands)
Revenues:
Data and analytics services	$5,768	$6,572
IT staffing services	39,431	36,761

Total revenues	$45,199	$43,333

Gross Margin %:
Data and analytics services	45.5%	44.3%
IT staffing services	20.8%	20.0%

Total gross margin %	24.0%	23.7%

Segment operating income:
Data and analytics services	$1,041	$1,775
IT staffing services	1,501	1,356

Subtotal	2,542	3,131
Amortization of acquired intangible assets	(672)	(693)
Interest expenses and other, net	(554)	(512)

Income before income taxes	$1,316	$1,926

Below is a reconciliation of segment total assets to consolidated total assets:

	March 31,	December 31,
	2019	2018
	(Amounts in thousands)
Total assets:
Data and analytics services	$42,800	$43,182
IT staffing services	55,918	49,402

Total assets	$98,718	$92,584

Below is geographic information related to our revenues from external customers:

	Three Months Ended March 31,
	2019	2018
	(Amounts in thousands)
United States	$44,110	$42,017
Canada	641	1,085
India and Other	448	231

Total revenues	$45,199	$43,333

15.	Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The main difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements”. The amendments in these ASUs clarify narrow aspects of the guidance issued in ASU No. 2016-02 “Leases (Topic 842)” and provide an additional transition method to adopt the new leases standard. The new transition method allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB issued ASU 2018-20, “Narrow-Scope Improvements for Lessors”. The amendments in this ASU clarify how lessors account for sales tax, certain lessor costs and variable payments. In March 2019, the FASB issued ASU No. 2019-01, “Leases (Topic 842) Codification Improvements”. The amendments in this ASU clarify fair value determinations by certain lessors, provide guidance on statement of cash flow disclosure for certain leases, and provide an exception to prior period comparative disclosure requirements for transition reporting. These ASUs are effective for annual and interim periods beginning after December 15, 2018 and 2019 with early adoption permitted. The Company adopted the new Lease guidance on January 1, 2019 using the additional transition method noted in ASU 2018-11. The adoption of the new standard resulted in the Company recording a lease asset and related lease liability of $5.7 million as of January 1, 2019. The cumulative effect of initially applying the new guidance had an immaterial impact on the opening balance of retained earnings. The Company does not expect the guidance to have a material impact on its consolidated net earnings in future periods. Additional disclosures have been included in Note 4 in accordance with the requirements of the new guidance.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815); Targeted Improvements to Accounting for Hedging Activities”. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815); Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”. This ASU permits the use of the OIS Rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes. The amendments in these ASUs are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We adopted this ASU on January 1, 2019 with no material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cut and Jobs Act of 2017. Consequently, the amendments eliminate the stranded tax effects resulting from this Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted this ASU on January 1, 2019 with no material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718); Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this ASU improve the accounting of nonemployee share-based payments issued to acquire goods and services used in an entity’s operations. Nonemployee share-based payment awards within the scope of Topic 718 are measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted this ASU on January 1, 2019 with no material impact on our consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements”. The amendments in this ASU represent changes to clarify, correct errors in, or make minor improvements to the Codification. Topics covered include comprehensive income, investments, debt, stock compensation, income taxes, business combinations and fair value measurement. Some of the amendments in this ASU are effective immediately, however many are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this ASU on January 1, 2019 with no material impact on its consolidated financial statements.

Recent Accounting Pronouncements not yet adopted

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

You should read the following discussion in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2018, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2019.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about future events, future performance, plans, strategies, expectations, prospects, competitive environment and regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words, “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend” or the negative of these terms or similar expressions in this quarterly report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors”, “Forward-Looking Statements” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2018. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update forward-looking statements and the estimates and assumptions associated with them, after the date of this quarterly report on Form 10-Q, except to the extent required by applicable securities laws.

Website Access to SEC Reports:

The Company’s website is www.mastechdigital.com. The Company’s Annual Report on Form 10-K for the year ended December 31, 2018, current reports on Form 8-K and all other reports filed with the SEC, are available free of charge on the Investors page. The website is updated as soon as reasonably practical after such reports are filed electronically with the SEC.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the three months ended March 31, 2019, except for the adoption of ASU No. 2016-02, “Leases (Topic 842)” on January 1, 2019 using the additional transition method noted in ASU 2018-11. See Note 4, herein for further disclosures.

Overview:

We are a provider of Digital Transformation IT Services to mostly large and medium sized organizations.

Our portfolio of offerings includes data management and analytics services; other digital transformation services around Salesforce.com and Digital Learning; and IT staffing services for both digital and mainstream technologies.

With the July 13, 2017 acquisition of InfoTrellis, we now operate in two reporting segments – Data and Analytics Services and IT Staffing Services. Our data and analytics services are marketed on a global basis under the brand Mastech InfoTrellis and delivered largely on a project basis with on-site and off-shore resources. These capabilities and expertise were acquired through our 2017 acquisition of InfoTrellis. Our IT staffing business combines technical expertise with business process experience to deliver a broad range of staffing services in digital and mainstream technologies, as well as our other digital transformation services.

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

Economic Trends and Outlook:

Our business outlook is highly correlated to general North American economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the second half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies and in 2010, market conditions continued to strengthen over the course of the year. In 2011 through 2013, activity levels continued to trend up in most technologies and sales channels. During 2014 and 2015, we continued to see a steady flow of solid activity in our contract staffing business; however, tightness in the supply side (skilled IT professionals) of our business during these years negatively impacted our new assignment successes. Solid activity levels in our contract staffing business continued in 2016 through 2018, however, recruitment challenges remained due to the tightness in the supply of skilled IT professionals. As we enter 2019, we are encouraged by continued growth in the domestic job markets and an expanding U.S. economy, which we believe are positive factors for both our IT staffing services and data and analytics services businesses. We believe that supply side pressures will persist in both of our business segments, particularly in our IT staffing services segment.

In addition to tracking general U.S. economic conditions, a large portion of our revenues is generated from a limited number of clients (see 1A, the Risk Factor entitled “Our revenues are highly concentrated and the loss of a significant client would adversely affect our business and revenues”). Accordingly, our trends and outlook are additionally impacted by the prospects and well-being of these specific clients. This “account concentration” factor may cause our results of operations to deviate from the prevailing U.S. economic trends from time to time.

Within the IT staffing segment, a larger portion of our revenues has come from strategic relationships with systems integrators and other staffing organizations. Additionally, many large end-users of IT staffing services are employing third-party managed service providers (“MSP’s”) to manage their contractor spending in an effort to drive down overall costs. Both of these dynamics may pressure our IT staffing gross margins in the future.

Recent growth in certain advanced technologies such as social, cloud, analytics, mobility and automation is providing opportunities within our IT staffing services segment. However, supply side challenges are acute with respect to many of these technologies.

Results of Operations for the Three Months Ended March 31, 2019 as Compared to the Three Months Ended March 31, 2018:

Revenues:

Revenues for the three months ended March 31, 2019 totaled $45.2 million compared to $43.3 million for the corresponding three month period in 2018. This 4% year-over-year revenue increase reflected 7% growth in our IT staffing services segment and a year-over-year revenue decline of approximately $0.8 million in our data and analytics services segment. For the three months ended March 31, 2019, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 11.9%). For the three months ended March 31, 2018, the Company had the same one client that had revenues in excess of 10% of total revenues (CGI = 12.1%). The Company’s top ten clients represented approximately 46% and 45% of total revenues for the three months ended March 31, 2019 and 2018, respectively.

Below is a tabular presentation of revenues by reportable segment for the three months ended March 31, 2019 and 2018, respectively:

Revenues (Amounts in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Data and Analytics Services	$5,768	$6,572
IT Staffing Services	39,431	36,761

Total revenues	$45,199	$43,333

Revenues from our Data and Analytics Services segment totaled $5.8 million in the first quarter ending March 31, 2019, compared to $6.6 million in the corresponding period last year. The year-over-year decline was due to a number of material project ends in the second half of 2018. However, on a sequential basis, revenues for the first quarter of 2019 increased by approximately $0.4 million from the fourth quarter of 2018, as activity levels and project wins strengthened during the first quarter when compared to the fourth quarter of 2018.

Revenues from our IT Staffing Services segment totaled $39.4 million in the three months ended March 31, 2019 compared to $36.8 million during the corresponding 2018 period. This 7% organic increase reflected a higher level of billable consultants and a higher average bill rate in the first quarter of 2019 when compared to the corresponding 2018 period. Billable consultant headcount at March 31, 2019 totaled 1,116-consultants compared to 1,013-consultants one-year earlier. Increased demand for our staffing services and improved efficiencies at our global recruitment center were largely responsible for this improvement. Our average bill rate increased during the first quarter of 2019 to $74.56/ per hour compared to $73.34 / per hour in the corresponding 2018 quarter. The increase in our average bill rate was due to higher rates on new assignments during the first quarter of 2019 when compared to the corresponding 2018 period and is reflective of the types of skill-sets that we deployed. Permanent placement / fee revenues were approximately $0.2 million during the quarter, which was in-line with a strong permanent placement performance of a year ago.

Gross Margins:

Gross profits in the first quarter of 2019 totaled $10.8 million, and exceeded first quarter of 2018 gross profits by approximately $0.6 million. Gross profit as a percentage of revenue was 24.0% for the three month period ending March 31, 2019 compared to 23.7% during the same period of 2018. This 30-basis point improvement reflected higher gross margins at both operating segments, partially offset by lower volume levels in our high-margin data and analytics services segment (unfavorable revenue mix).

Below is a tabular presentation of gross margin by reporting segment for the three months ended March 31, 2019 and 2018, respectively:

Gross Margin	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Data and Analytics Services	45.5%	44.3%
IT Staffing Services	20.8	20.0

Total gross margin	24.0%	23.7%

Gross margins from our Data and Analytics Services segment were 45.5% of revenues during the first quarter of 2019. This compares to gross margins of 44.3% in the first quarter of 2018. The margin improvement reflected lower bench costs and higher billable consultant utilization in the first quarter of 2019.

Gross margins from our IT Staffing Services segment were 20.8% in the first quarter of 2019 compared to 20.0% during the corresponding quarter of 2018. This 80-basis point expansion was due to better gross margins on new assignment secured during the last several quarters, which reflects our focus on advance technology skill-sets.

Selling, General and Administrative (“S,G&A”) Expenses:

Below is a tabular presentation of operating expenses by sales, operations, amortization of acquired intangible assets and general and administrative categories for the three months ended March 31, 2019 and 2018, respectively:

S,G&A Expenses (Amounts in millions)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Data and Analytics Services Segment
Sales and Marketing	$1.0	$0.6
Operations	0.1	0.1
Amortization of Acquired Intangible Assets	0.5	0.5
General & Administrative	0.5	0.4

Subtotal Data and Analytics Services	$2.1	$1.6

IT Staffing Services Segment
Sales and Marketing	$2.2	$2.1
Operations	2.4	2.1
Amortization of Acquired Intangible Assets	0.2	0.2
General & Administrative	2.1	1.8

Subtotal IT Staffing Services	$6.9	$6.2

Total S,G&A Expenses	$9.0	$7.8

S,G&A expenses for the three months ended March 31, 2019 totaled $9.0 million or 19.8% of total revenues, compared to $7.8 million or 18.1% of revenues for the three months ended March 31, 2018. Excluding amortization of acquired intangible assets in both periods, S,G&A expense as a percentage of total revenues would have been 18.3% and 16.5%, respectively. Fluctuations within S,G&A expense components during the first quarter of 2019, compared to the first quarter of 2018, included the following:

•

Sales expense increased by $0.5 million in the 2019 period compared to 2018. Approximately $0.4 million reflected investments in the sales organization of our Data and Analytics Services segment. Sales expense in our IT Staffing Services segment increased by $0.1 million due to higher marketing and travel expenses.

•

Operations expense increased by $0.3 million in the 2019 period compared to 2018 and is related to higher offshore recruiter staff/compensation and higher facility costs in our IT Staffing Services segment.

•	Amortization of acquired intangible assets was $0.7 million in both the 2019 and 2018 periods.

•

General and administrative expense increased by $0.4 million in the 2019 period compared to 2018. Approximately $0.1 million was related to our Data and Analytics Services segment and was largely due to higher stock-based compensation expense in the 2019 period. The $0.3 million increase in our IT Staffing Services segment was due to higher bonus accruals; system upgrade costs and higher depreciation expense.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended March 31, 2019 consisted of interest expense of ($539,000) and foreign exchange losses of ($15,000). For the three months ended March 31, 2018, Other Income / (Expense) consisted of interest expense of ($473,000) and foreign exchange losses of ($39,000). The higher level of interest expense was largely due to a higher effective interest rate from a year ago.

Income Tax Expense:

Income tax expense for the three months ended March 31, 2019 totaled $352,000, representing an effective tax rate on pre-tax income of 26.7% compared to $546,000 for the three months ended March 31, 2018, which represented a 28.3% effective tax rate on pre-tax income. The lower effective tax rate in the 2019 period largely reflected lower U.S. state income tax rate.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

At March 31, 2019, we had bank debt, net of cash balances on hand, of $37 million and approximately $8 million of borrowing capacity under our existing credit facility.

Historically, we have funded our organic business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At March 31, 2019, our accounts receivable “days sales outstanding” (“DSOs”) measurement decreased to 66-days from 69-days at December 31, 2018. While this improvement in the 2019 measurement reflects progress in resolving cash conversion issues related to our Cloud-based ERP implementation, this measurement is still very high when compared to historical averages.

We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility will be adequate to fund our business needs and debt service obligations over the next twelve months.

Cash flows provided by (used in) operating activities:

Cash provided by operating activities for the three months ended March 31, 2019 totaled $1.1 million compared to cash (used in) operating activities of ($2.0 million) during the three months ended March 31, 2018. Elements of cash flows in the 2019 period were net income of $1.0 million, non-cash charges of $1.0 million, and an increase in operating working capital levels of ($0.9 million). During the three months ended March 31, 2018, elements of cash flows in the 2018 period were net income of $1.4 million, non-cash charges of $0.8 million, and an increase in operating working capital levels of ($4.2 million). The operating working capital increases in both 2019 and 2018 were in support of revenue growth (higher accounts receivable levels) and first quarter payments of annual variable compensation accrued in previous periods.

Cash flows (used in) investing activities:

Cash (used in) investing activities for the three months ended March 31, 2019 was ($395,000) compared to ($169,000) for the three months ended March 31, 2018. In 2019, capital expenditures totaled ($404,000) and largely related to system upgrade expenditures. In 2018, capital expenditures totaled ($130,000) and largely related to system upgrade expenditures. Additionally, we had ($39,000) of real estate lease deposits in the 2018 period.

Cash flows provided by (used in) financing activities:

Cash provided by (used in) financing activities for the three months ended March 31, 2019 totaled ($0.5 million) and consisted of net borrowings under our revolving credit facility of $0.6 million and ($1.1 million) of debt payments on our term loan facility. Cash provided by financing activities for the three months ended March 31, 2018 totaled $1.0 million and consisted of borrowings under our revolving credit facility of $1.9 million and debt payments on our term loan of ($0.9 million).

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

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value. Our cash flows and earnings are subject to fluctuations due to currency exchange rate variations. Foreign currency risk exists by nature of our global recruitment and delivery centers. In 2012 through 2015, we attempted to limit our exposure to currency exchange fluctuations in the Indian rupee via the purchase of foreign currency forward contracts. The Company elected not to engage in currency hedging activities in 2016 to date.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2018.

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

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 29, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our Common Stock repurchased during the quarter ended March 31, 2019 is set forth in the following table:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (1)
January 1, 2019 — January 31, 2019	—	—	—	—
February 1, 2019 — February 28, 2019	—	—	—	—
March 1, 2019 — March 31, 2019	—	—	—	—

Total	—	—	—	—

(1)	As of March 31, 2019, the Company does not have a publicly announced repurchase program in place.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Fourth Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and Vivek Gupta (incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 21, 2019).

10.2	Third Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and John J. Cronin, Jr. (incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 21, 2019).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May, 2019.

MASTECH DIGITAL, INC.

May 14, 2019	/s/ VIVEK GUPTA
Vivek Gupta Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer
(Principal Financial Officer)