Form 10-Q
period 2019-09-30
Mastech Digital, Inc.
filed 2019-11-08
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2019 was 11,033,165.

MASTECH DIGITAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$49,543	$44,292	$143,214	$132,519
Cost of revenues	37,214	33,582	107,996	100,656

Gross profit	12,329	10,710	35,218	31,863
Selling, general and administrative expenses:
Operating expenses	9,259	8,204	27,768	23,830
Impairment of goodwill	—	—	—	7,738
Revaluation of contingent consideration liability	—	—	(6,069)	(9,106)

Total selling, general and administrative expenses	9,259	8,204	21,699	22,462

Income from operations	3,070	2,506	13,519	9,401
Interest income (expense), net	(413)	(535)	(1,420)	(1,623)
Other income (expense), net	33	108	(21)	77

Income before income taxes	2,690	2,079	12,078	7,855
Income tax expense	741	459	3,207	2,038

Net income	$1,949	$1,620	$8,871	$5,817

Earnings per share:
Basic	$.18	$.15	$.80	$.53

Diluted	$.17	$.14	$.79	$.52

Weighted average common shares outstanding:
Basic	11,039	10,966	11,022	10,938

Diluted	11,205	11,217	11,198	11,153

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$1,949	$1,620	$8,871	$5,817
Other comprehensive income (loss):
Net unrealized gain (loss) on interest rate swap contracts	(13)	27	(161)	197
Foreign currency translation adjustment	(116)	(215)	(71)	(376)

Total pretax net unrealized (loss)	(129)	(188)	(232)	(179)
Income tax expense (benefit)	(4)	7	(42)	51

Total other comprehensive (loss), net of taxes	(125)	(195)	(190)	(230)

Total comprehensive income	$1,824	$1,425	$8,681	$5,587

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,963	$1,294
Accounts receivable, net of allowance for uncollectible accounts of $308 in 2019 and $408 in 2018	26,537	28,913
Unbilled receivables	8,423	9,167
Prepaid and other current assets	1,392	1,321

Total current assets	38,315	40,695
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,749	1,538
Enterprise software	2,728	2,096
Leasehold improvements	494	464

	4,971	4,098
Less – accumulated depreciation and amortization	(2,437)	(1,890)

Net equipment, enterprise software, and leasehold improvements	2,534	2,208
Operating lease right-of-use assets	4,993	—
Deferred income taxes	—	297
Non-current deposits	410	540
Goodwill, net of impairment	26,106	26,106
Intangible assets, net	20,721	22,738

Total assets	$93,079	$92,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,575	$4,575
Accounts payable	4,359	4,127
Accrued payroll and related costs	9,828	7,728
Current portion of operating lease liability	1,407	—
Other accrued liabilities	1,329	1,218
Deferred revenue	246	258

Total current liabilities	21,744	17,906

Long-term liabilities:
Long-term debt, less current portion, net	22,547	34,129
Contingent consideration liability	—	6,069
Long-term operating lease liability, less current portion	3,686	—
Long-term accrued income taxes	204	204
Long-term deferred income taxes	1,082	—

Total liabilities	49,263	58,308
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 250,000,000 shares authorized and 12,679,585 shares issued as of September 30, 2019 and 12,636,332 shares issued as of December 31, 2018	127	126
Additional paid-in-capital	21,700	20,829
Retained earnings	26,485	17,614
Accumulated other comprehensive income (loss)	(309)	(119)
Treasury stock, at cost; 1,646,420 shares as of September 30, 2019 and 1,643,846 as of December 31, 2018	(4,187)	(4,174)

Total shareholders’ equity	43,816	34,276

Total liabilities and shareholders’ equity	$93,079	$92,584

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balances, December 31, 2017	$126	$20,241	$10,923	$(4,154)	$17	$27,153
Net income	—	—	1,380	—	—	1,380
Other comprehensive income, net of taxes	—	—	—	—	49	49
Stock-based compensation expense	—	105	—	—	—	105
Stock options exercised	—	2	—	—	—	2

Balances, March 31, 2018	$126	$20,348	$12,303	$(4,154)	$66	$28,689

Net income	—	—	2,817	—	—	2,817
Other comprehensive (loss), net of taxes	—	—	—	—	(84)	(84)
Stock-based compensation expense	—	120	—	—	—	120
Purchase of treasury stock	—	—	—	(20)	—	(20)

Balances, June 30, 2018	$126	$20,468	$15,120	$(4,174)	$(18)	$31,522

Net income	—	—	1,620	—	—	1,620
Other comprehensive (loss), net of taxes	—	—	—	—	(195)	(195)
Stock-based compensation expense	—	116	—	—	—	116
Stock options exercised	—	108	—	—	—	108

Balances, September 30, 2018	$126	$20,692	$16,740	$(4,174)	$(213)	$33,171

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balances, December 31, 2018	$126	$20,829	$17,614	$(4,174)	$(119)	$34,276
Net income	—	—	964	—	—	964
Other comprehensive (loss), net of taxes	—	—	—	—	(31)	(31)
Stock-based compensation expense	—	236	—	—	—	236

Balances, March 31, 2019	$126	$21,065	$18,578	$(4,174)	$(150)	$35,445

Net income	—	—	5,958	—	—	5,958
Employee common stock purchases	1	105	—	—	—	106
Other comprehensive (loss), net of taxes	—	—	—	—	(34)	(34)
Stock-based compensation expense	—	267	—	—	—	267
Purchase of treasury stock	—	—	—	(13)	—	(13)

Balances, June 30, 2019	$127	$21,437	$24,536	$(4,187)	$(184)	$41,729

Net income	—	—	1,949	—	—	1,949
Other comprehensive (loss), net of taxes	—	—	—	—	(125)	(125)
Stock-based compensation expense	—	263	—	—	—	263

Balances, September 30, 2019	$127	$21,700	$26,485	$(4,187)	$(309)	$43,816

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$8,871	$5,817
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,577	2,342
Bad debt expense	80	10
Interest amortization of deferred financing costs	78	74
Stock-based compensation expense	766	341
Deferred income taxes, net	1,379	549
Impairment of goodwill	—	7,738
Revaluation of contingent consideration liability	(6,069)	(9,106)
Operating lease assets and liabilities, net	100	—
Loss on disposition of fixed assets	—	7
Working capital items:
Accounts receivable and unbilled receivables	3,040	(7,521)
Prepaid and other current assets	(190)	70
Accounts payable	232	(2,304)
Accrued payroll and related costs	2,100	(919)
Other accrued liabilities	111	(60)
Deferred revenue	(12)	(311)

Net cash flows provided by (used in) operating activities	13,063	(3,273)

INVESTING ACTIVITIES:
Recovery of (payment for) non-current deposits	130	(264)
Capital expenditures	(886)	(536)

Net cash flows (used in) investing activities	(756)	(800)

FINANCING ACTIVITIES:
(Repayments) borrowings on revolving credit facility, net	(8,228)	6,999
(Repayments) on term loan facility	(3,432)	(2,859)
Proceeds from the issuance of common shares	106	—
Payment of deferred financing costs	—	(71)
Purchase of treasury stock	(13)	(20)
Proceeds from the exercise of stock options	—	110

Net cash flows (used in) provided by financing activities	(11,567)	4,159

Effect of exchange rate changes on cash and cash equivalents	(71)	(376)

Net change in cash and cash equivalents	669	(290)
Cash and cash equivalents, beginning of period	1,294	2,478

Cash and cash equivalents, end of period	$1,963	$2,188

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

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

Accounting Principles

The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the SEC on March 29, 2019. Additionally, our operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that can be expected for the year ending December 31, 2019 or for any other period.

Principles of Consolidation

The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the nine months ended September 30, 2019, except for the adoption of Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” on January 1, 2019 using the additional transition method noted in ASU 2018-11. See Note 4, herein for further disclosures.

Segment Reporting

The Company has two reportable segments in accordance with Accounting Standards Committee (“ASC”) Topic 280 “Disclosures About Segments of an Enterprise and Related Information”: Data and Analytics Services and IT Staffing Services.

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

The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Amounts in millions)		(Amounts in millions)
Data and Analytics Services Segment
Time-and-material Contracts	$5,415	$3,772	$14,178	$14,185
Fixed-price Contracts	1,665	2,015	5,324	4,257

Subtotal Data and Analytics Services	$7,080	$5,787	$19,502	$18,442

IT Staffing Services Segment
Time-and-material Contracts	$42,463	$38,505	$123,712	$114,077
Fixed-price Contracts	—	—	—	—

Subtotal IT Staffing Services	$42,463	$38,505	$123,712	$114,077

Total Revenues	$49,543	$44,292	$143,214	$132,519

For the three months ended September 30, 2019, the Company had one client that exceeded 10% of total revenue (CGI = 11.3%). For the nine months ended September 30, 2019, the Company had the same one client that exceeded 10% of total revenue (CGI = 11.3%). For the three and nine months ended September 30, 2018, the Company had the same one client that exceeded 10% of total revenue in both periods (CGI = 13.5% and 12.9%), respectively.

The Company’s top ten clients represented approximately 45% and 48% of total revenues for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, the Company’s top ten clients represented approximately 45% and 48% of total revenues, respectively.

The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Amounts in thousands)		(Amounts in thousands)
United States	$48,421	$43,222	$139,739	$128,775
Canada	737	650	2,180	2,573
India and Other	385	420	1,295	1,171

Total revenues	$49,543	$44,292	$143,214	$132,519

3.	Goodwill and Other Intangible Assets, net

Goodwill related to our June 15, 2015 acquisition of Hudson Global Resources Management’s U.S. IT staffing business (“Hudson IT”) totaled $8.4 million. Goodwill related to our July 13, 2017 acquisition of the services division of InfoTrellis totaled $27.4 million. During 2018, the Company recorded a goodwill impairment related to the InfoTrellis acquisition of $9.7 million. This impairment was attributable to a lower recovery in revenues from levels present at closing. Based upon the business performance subsequent to the acquisition date, we reduced our near-term outlook and lowered our revenue projections from original expectations. Also, we factored into our assessment of discounted cash flows, additional investments to the sales organization and other necessary investments which were not initially considered.

The following table provides information regarding changes in the Company’s goodwill by operating segment for the periods ended September 30, 2019 and December 31, 2018.

	Nine Months Ended September 30, 2019	Twelve Months Ended December 31, 2018
	(Amounts in thousands)
IT Staffing Services:
Beginning balance	$8,427	$8,427
Goodwill recorded	—	—
Impairment	—	—

Ending balance	$8,427	$8,427

	Nine Months Ended September 30, 2019	Twelve Months Ended December 31, 2018
	(Amounts in thousands)
Data and Analytics Services:
Beginning balance	$17,679	$27,417
Goodwill recorded	—	—
Impairment	—	(9,738)

Ending balance	$17,679	$17,679

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$2,861	$5,138
Covenant-not-to-compete	5	319	274	45
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	16,671	3,068	13,603
Covenant-not-to-compete	5	761	336	425
Trade name	5	1,221	539	682
Technology	7	1,209	381	828

Total Intangible Assets		$28,429	$7,708	$20,721

	As of December 31, 2018
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$2,361	$5,638
Covenant-not-to-compete	5	319	226	93
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	16,671	2,025	14,646
Covenant-not-to-compete	5	761	222	539
Trade name	5	1,221	356	865
Technology	7	1,209	252	957

Total Intangible Assets		$28,429	$5,691	$22,738

Amortization expense for the three and nine month periods ended September 30, 2019 totaled $673,000 and $2.0 million, respectively and is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. For the three and nine month periods ended September 30, 2018, amortization expense was $673,000 and $2.1 million, respectively.

The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2019 through 2023 is as follows:

	Years Ended December 31,
	2019	2020	2021	2022	2023
	(Amounts in thousands)
Amortization expense	$2,689	$2,654	$2,625	$2,443	$2,229

4.	Leases

The Company rents certain office facilities and equipment under noncancelable operating leases. Approximately 88,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters as of September 30, 2019. All of our leases are classified as operating leases. The average initial lease term is five years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from less than one year to 4.9 years with an average of 2.2 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

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

The following table summarizes the balance sheet classification of the lease asset and related lease liability:

September 30, 2019
(in thousands)
Assets:
Long-term operating lease right-of-use assets	$4,993

Liabilities:
Short-term operating lease liability	$1,407
Long-term operating lease liability	3,686

Total Liabilities	$5,093

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of September 30, 2019
(in thousands)
2019 (For remainder of year)	$419
2020	1,625
2021	1,152
2022	1,126
2023	1,106
Thereafter	287

Total	$5,715
Less: Imputed interest	(622)

Present value of operating lease liabilities	$5,093

The weighted average discount rate used to calculate the present value of future lease payments was 5.4%.

We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the three and nine months ended September 30, 2019 totaled $0.4 million and $1.2 million, respectively. Rental expense for the three and nine months ended September 30, 2018 totaled $0.3 million and $1.0 million, respectively.

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S. based salaried employees. Concurrent with the acquisition of Hudson IT, the Company expanded employee eligibility under the Retirement Plan to include all U.S. based W-2 hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. For Hudson IT employees enrolled in the Hudson Employee Retirement Savings Plan under the Code at the acquisition date, the Company provides a matching contribution of 50% of the first 6% of the participant’s contributed pay, subject to vesting based on the combined tenure with Hudson and Mastech Digital. For all other employees, the Company did not provide for any matching contributions for the nine months ended September 30, 2019 and 2018. Mastech Digital’s total contributions to the Retirement Plan for the three and nine months ended September 30, 2019 related to the former Hudson IT employees totaled approximately $9,000 and $44,000 respectively. Mastech Digital’s total contributions to the Retirement Plan for the three and nine months ended September 30, 2018 related to the former Hudson IT employees totaled approximately $19,000 and $62,000, respectively.

7.	Stock-Based Compensation

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 3,900,000 shares of the Company’s Common Stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three months ended September 30, 2019, the Company granted 130,000 stock options at an average strike price of $5.65 under the Plan. During the nine months ended September 30, 2019, the Company granted restricted share units of 16,365 and 683,000 stock option grants at an average strike price of $6.48. During the three months ended September 30, 2018, the Company granted no shares under the Plan. During the nine months ended September 30, 2018, the Company granted 25,380 restricted share units and 180,000 stock options at a strike price of $7.46 under the Plan. As of September 30, 2019 and December 31, 2018, there were 150,000 shares and 549,000 shares, respectively available for grants under the Plan.

Stock-based compensation expense for the three months ended September 30, 2019 and 2018 was $263,000 and $116,000, respectively, and for the nine months September 30, 2019 and 2018 was $766,000 and $341,000. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three and nine months September 30, 2019, the Company issued 0 and 17,460 shares, respectively, related to the vesting of restricted shares. During the three and nine months ended September 30, 2018, the Company issued 56,636 and 65,112 shares, respectively, related to the vesting of restricted shares and the exercising of stock options.

In October 2018, the Board of Directors of the Company approved the Mastech Digital, Inc. 2019 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is intended to meet the requirements of Section 423 of the Code and required the approval of the Company’s shareholders to be qualified under Section 423 of the Code. On May 15, 2019, the Company’s shareholders approved the Stock Purchase Plan. Under the Stock Purchase Plan, 600,000 shares of Common Stock (subject to adjustment upon certain changes in the Company’s capitalization) are available for purchase by eligible employees who become participants in the Stock Purchase Plan. The purchase price per share is 85% of the lesser of (i) the fair market value per share of Common Stock on the first day of the offering period, or (ii) the fair market value per share of Common Stock on the last day of the offering period.

The first offering period under the Stock Purchase Plan commenced on January 1, 2019 and concluded on June 30, 2019. The Company issued 25,793 shares related to the first offering period ended June 30, 2019 at a share price of $4.04. At September 30, 2019, there were 574,000 shares available for grants under the Plan.

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

Amounts borrowed under the Term Loan are required to be repaid in consecutive quarterly installments through and including July 1, 2022 and on the maturity date of July 13, 2022. The principal amount of each quarterly installment payable on the Term Loan equals the product of $30.5 million, multiplied by (i) 3.75% for quarterly installments payable through and including July 1, 2021; and (ii) 5.00% for quarterly installments payable on October 1, 2021 through and including the maturity date, with the maturity date payment equal to the outstanding amount of the loan on that date. The Delayed Draw Term was not accessed and was cancelled effective July 2019.

Borrowings under the Revolver and the term loan, at the Company’s election, bear interest at either (a) the higher of PNC’s prime rate or the federal funds rate plus 0.50%, plus an applicable margin determined based upon the Company’s senior leverage ratio or (b) an adjusted London Interbank Offered Rate (“LIBOR”), plus an applicable margin determined based upon the Company’s senior leverage ratio. The applicable margin on the base rate is between 0.50% and 1.25% on Revolver borrowings and between 1.75% and 2.50% on term loans. The applicable margin on the adjusted LIBOR is between 1.50% and 2.25% on revolver borrowings and between 2.75% and 3.50% on term loans. A 20 to 30 basis point per annum commitment fee on the unused portion of the Revolver facility and the Delayed Draw Term Loan (prior to cancellation) is charged and due monthly in arrears. The applicable commitment fee is determined based upon the Company’s senior leverage ratio.

The Company pledged substantially all of its assets in support of the Credit Agreement. The Credit Agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the Credit Agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of September 30, 2019, the Company was in compliance with all provisions under the facility.

In connection with securing the commitments under the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $506,000, which were capitalized and are being amortized as interest expense over the life of the facility. Debt financing costs of $289,000 and $367,000 (net of amortization) as of September 30, 2019 and December 31, 2018, respectively, are presented as reductions in long-term debt in the Company’s Condensed Consolidated Balance Sheets.

As of September 30, 2019 and December 31, 2018, the Company’s outstanding borrowings under the Revolver totaled $5.3 million and $13.6 million, respectively; and unused borrowing capacity available was approximately $17.2 million and $9.0 million, respectively. The Company’s outstanding borrowings under the Term Loan were $22.1 million and $25.5 million at September 30, 2019 and December 31, 2018, respectively. The Company believes the eligible borrowing base on the Revolver will not fall below current outstanding borrowings for a period of time exceeding one year and has classified the $5.3 million net outstanding debt balance at September 30, 2019, as long-term.

9.	Income Taxes

The components of income before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Amounts in Thousands)		(Amounts in Thousands)
Income before income taxes:
Domestic	$1,929	$1,544	$4,095	$4,661
Foreign	761	535	7,983	3,194

Income before income taxes	$2,690	$2,079	$12,078	$7,855

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

The provision for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Amounts in Thousands)		(Amounts in Thousands)
Current provision:
Federal	$508	$275	$975	$838
State	121	4	210	183
Foreign	203	107	621	686

Total current provision	$832	$386	$1,806	$1,707

Deferred provision (benefit):
Federal	(45)	40	(48)	116
State	(10)	13	(11)	33
Foreign	(36)	20	1,460	182

Total deferred provision (benefit)	(91)	73	1,401	331

Total provision for income taxes	$741	$459	$3,207	$2,038

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three and nine months ended September 30, 2019 and 2018 were as follows (amounts in thousands):

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
Income taxes computed at the federal statutory rate	$565	21.0%	$437	21.0%
State income taxes, net of federal tax benefit	111	4.1	17	0.8
Excess tax benefit from stock options/restricted shares	—	—	(72)	(3.4)
Difference in income tax rate on foreign earnings/other	65	2.4	77	3.7

	$741	27.5%	$459	22.1%

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
Income taxes computed at the federal statutory rate	$2,536	21.0%	$1,650	21.0%
State income taxes, net of federal tax benefit	199	1.7	216	2.7
Excess tax benefit from stock options/restricted shares	(6)	(0.1)	(84)	(1.1)
Difference in income tax rate on foreign earnings/other	478	4.0	256	3.3

	$3,207	26.6%	$2,038	25.9%

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, are as follows:

(Amounts in thousands)	Nine Months Ended September 30, 2019
Balance as of December 31, 2018	$263
Additions related to current period	—
Additions related to prior periods	—
Reductions related to prior periods	(243)

Balance as of September 30, 2019	$20

The reductions related to prior periods in the above table largely reflect the settlement of an IRS audit for fiscal years 2015 and 2016. The impact on our 2019 income tax provision related to this settlement was immaterial.

Although it is difficult to anticipate the final outcome of these uncertain tax positions, the Company believes that the total amount of unrecognized tax benefits could be reduced by approximately $20,000 during the next twelve months due to the expiration of the statutes of limitation.

10.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

Concurrent with the Company’s July 13, 2017 borrowings under its new credit facility, the Company entered into a 44–month interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. Under the swap contracts, the Company pays interest at a fixed rate of 1.99% and receives interest at a variable rate equal to the daily U.S. LIBOR on an initial notional amount of $15.0 million. Notional amounts were $10.9 million and $12.6 million at September 30, 2019 and December 31, 2018, respectively. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Condensed Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of interest-rate swap contracts deemed ineffective are recognized in the Consolidated Statements of Operations as interest expense. Prior to July 13, 2017, the Company had outstanding interest-rate swap contracts related to term loan borrowings under the Company’s previous credit agreement. The fair value of the interest-rate swap contracts at September 30, 2019 and December 31, 2018 was a liability of $56,000 and an asset of $106,000, respectively, and is reflected in the Condensed Consolidated Balance Sheets as other current liabilities and other current assets, respectively.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income are as follows (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Location of Gain / (Loss) reclassified in Income (Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income (Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
For the Three Months Ended September 30, 2019:
Interest-Rate Swap Contract	$(13)	Interest Expense	$7	Interest Expense	$—
For the Nine Months Ended September 30, 2019:
Interest-Rate Swap Contract	$(161)	Interest Expense	$36	Interest Expense	$—
For the Three Months Ended September 30, 2018:
Interest-Rate Swap Contract	$27	Interest Expense	$3	Interest Expense	$—
For the Nine Months Ended September 30, 2018:
Interest-Rate Swap Contract	$197	Interest Expense	$(13)	Interest Expense	$—

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2019		December 31, 2018
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest-Rate Swap Contracts	Other Current Liabilities	$56	Other Current Assets	$106

The estimated amount of pretax income as of September 30, 2019 that is expected to be reclassified from other comprehensive income into earnings within the next 12 months is approximately $30,000.

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

At September 30, 2019 and December 31, 2018, the Company carried the following financial assets (liabilities) at fair value measured on a recurring basis (in thousands):

	Fair Value as of September 30, 2019
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$(56)	$—	$(56)

	Fair Value as of December 31, 2018
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$106	$—	$106
Contingent consideration liability	$—	$—	$(6,069)	$(6,069)

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

The following table provides information regarding changes in the Company’s contingent consideration liability for the periods ended September 30, 2019 and December 31, 2018.

	Nine Months Ended	Twelve Months Ended
	September 30, 2019	December 31, 2018
	(Amounts in thousands)
Beginning balance	$6,069	$17,125
Revaluations	(6,069)	(11,056)

Ending balance	$—	$6,069

At September 30, 2019 and December 31, 2018, the Company carried the following financial assets (liabilities) at fair value measured on a non-recurring basis (in thousands):

	Fair Value as of September 30, 2019
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

The Company purchases shares to satisfy employee tax obligations related to its Stock Incentive Plan. During the three and nine months ended September 30, 2019, the Company purchased 0 shares and 2,574 shares at a share price of $5.05, respectively, to satisfy employee tax obligations related to the vesting of restricted stock. During the three and nine months ended September 30, 2018, the Company purchased 0 shares and 2,574 shares at a share price of $8.01, respectively, to satisfy employee tax obligations related to the vesting of restricted stock.

13.	Earnings Per Share

The computation of basic earnings per share is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.

For the three and nine months ended September 30, 2019, there were 1.1 million and 1.0 million anti-dilutive stock options excluded from the computation of diluted earnings per share, respectively. For the three and nine months ended September 30, 2018, there were no anti-dilutive stock options excluded from the computation of diluted earnings per share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Amounts in thousands)		(Amounts in thousands)
Revenues:
Data and analytics services	$7,080	$5,787	$19,502	$18,442
IT staffing services	42,463	38,505	123,712	114,077

Total revenues	$49,543	$44,292	$143,214	$132,519

Gross Margin %:
Data and analytics services	45.7%	44.5%	45.8%	43.7%
IT staffing services	21.4%	21.1%	21.3%	20.9%

Total gross margin %	24.9%	24.2%	24.6%	24.0%

Segment operating income:
Data and analytics services	$1,530	$1,325	$3,856	$4,511
IT staffing services	2,103	1,854	5,501	5,437

Subtotal	3,633	3,179	9,357	9,948
Acquisition transaction expenses	110	—	110	140
Revaluation of contingent consideration liability	—	—	6,069	9,106
Goodwill impairment	—	—	—	(7,738)
Amortization of acquired intangible assets	(673)	(673)	(2,017)	(2,055)
Interest expenses and other, net	(380)	(427)	(1,441)	(1,546)

Income before income taxes	$2,690	$2,079	$12,078	$7,855

Below is a reconciliation of segment total assets to consolidated total assets:

	September 30,	December 31,
	2019	2018
	(Amounts in thousands)
Total assets:
Data and analytics services	$42,664	$43,182
IT staffing services	50,415	49,402

Total assets	$93,079	$92,584

Below is geographic information related to our revenues from external customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Amounts in thousands)		(Amounts in thousands)
United States	$48,421	$43,222	$139,739	$128,775
Canada	737	650	2,180	2,573
India and Other	385	420	1,295	1,171

Total revenues	$49,543	$44,292	$143,214	$132,519

15.	Recently Issued Accounting Standards

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

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the nine months ended September 30, 2019, except for the adoption of ASU No. 2016-02, “Leases (Topic 842)” on January 1, 2019 using the additional transition method noted in ASU 2018-11. See Note 4, herein for further disclosures.

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

Results of Operations for the Three Months Ended September 30, 2019 as Compared to the Three Months Ended September 30, 2018:

Revenues:

Revenues for the three months ended September 30, 2019 totaled $49.5 million compared to $44.3 million for the corresponding three month period in 2018. This 12% organic year-over-year revenue increase reflected 10% growth in our IT staffing services segment and 22% growth in our data and analytics services segment. For the three months ended September 30, 2019, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 11.3%). For the three months ended September 30, 2018, the Company had the same one client that had revenues in excess of 10% of total revenues (CGI = 13.5%). The Company’s top ten clients represented approximately 45% and 48% of total revenues for the three months ended September 30, 2019 and 2018, respectively.

Below is a tabular presentation of revenues by reportable segment for the three months ended September 30, 2019 and 2018, respectively:

Revenues (Amounts in millions)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Data and Analytics Services	$7.1	$5.8
IT Staffing Services	42.4	38.5

Total revenues	$49.5	$44.3

Revenues from our Data and Analytics Services segment totaled $7.1 million in the third quarter ended September 30, 2019, compared to $5.8 million in the corresponding quarter last year. The year-over-year increase reflected greater pipeline opportunities and a better project win ratio over the last several quarters compared to a year earlier. Sequentially, revenues in the third quarter of 2019 increased 6% from the second quarter of 2019.

Revenues from our IT Staffing Services segment totaled $42.4 million in the three months ended September 30, 2019 compared to $38.5 million during the corresponding 2018 period. This 10% increase reflected a higher level of billable consultants and a higher average bill rate in the third quarter of 2019 when compared to the corresponding 2018 quarter. Billable consultant headcount at September 30, 2019 totaled 1,197-consultants compared to 1,089-consultants, one-year earlier. For the three months ended September

30, 2019 our billing consultants increased by 84-consultants or by 7.5%. Increased demand for our staffing services and improved efficiencies at our global recruitment center were largely responsible for this improvement. Our average bill rate increased to $74.60 per hour during the third quarter of 2019 compared to $72.51 per hour in the corresponding 2018 quarter. The increase in our average bill rate was due to higher rates on new assignments during the nine months of 2019 and was reflective of the types of skill-sets that we deployed. Permanent placement / fee revenues were approximately $0.1 million during the quarter, which were in-line with our permanent placement performance of a year ago.

Gross Margins:

Gross profits in the third quarter of 2019 totaled $12.3 million and exceeded third quarter of 2018 gross profits by approximately $1.6 million. Gross profit as a percentage of revenue was 24.9% for the three month period ended September 30, 2019 compared to 24.2% during the same period of 2018. This 70-basis point improvement reflected higher gross margins at both operating segments and higher volume levels in our high-margin data and analytics services segment (favorable revenue mix).

Below is a tabular presentation of gross margin by reporting segment for the three months ended September 30, 2019 and 2018, respectively:

Gross Margin	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Data and Analytics Services	45.7%	44.5%
IT Staffing Services	21.4	21.1

Total gross margin	24.9%	24.2%

Gross margins from our Data and Analytics Services segment were 45.7% of revenues during the third quarter of 2019. This compares to gross margins of 44.5% in the third quarter of 2018. The margin improvement reflected lower bench costs and higher billable consultant utilization in the third quarter of 2019 compared to a year ago.

Gross margins from our IT Staffing Services segment were 21.4% in the third quarter of 2019 compared to 21.1% during the corresponding quarter of 2018. This 30-basis point expansion was due to better gross margins on new assignments secured during the last several quarters, which reflects our focus on advanced technology skill-sets.

Selling, General and Administrative (“S,G&A”) Expenses:

Below is a tabular presentation of operating expenses by sales, operations, amortization of acquired intangible assets, acquisition transaction costs and general and administrative categories for the three months ended September 30, 2019 and 2018, respectively:

S,G&A Expenses (Amounts in millions)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Data and Analytics Services Segment
Sales and Marketing	$0.7	$0.7
Operations	0.3	0.1
Amortization of Acquired Intangible Assets	0.5	0.5
Acquisition Transaction Costs	(0.1)	—
General & Administrative	0.7	0.4

Subtotal Data and Analytics Services	$2.1	$1.7

IT Staffing Services Segment
Sales and Marketing	$2.2	$2.1
Operations	2.7	2.3
Amortization of Acquired Intangible Assets	0.2	0.2
General & Administrative	2.1	1.9

Subtotal IT Staffing Services	$7.2	$6.5

Total S,G&A Expenses	$9.3	$8.2

S,G&A expenses for the three months ended September 30, 2019 totaled $9.3 million, compared to $8.2 million for the three months ended September 30, 2018. Excluding the amortization of acquired intangible assets in both periods, S,G&A expense as a percentage of total revenues would have been 17.4% and 16.9%, respectively. Fluctuations within S,G&A expense components during the third quarter of 2019, compared to the third quarter of 2018, included the following:

•

Sales expense increased by $0.1 million in the 2019 period compared to 2018. Sales expense in our IT Staffing Services segment was responsible for the entire variance due to higher variable compensation expense.

•

Operations expense increased by $0.6 million in the 2019 period compared to 2018. Investments in our Data and Analytics Services segment, related to service offerings expansion, accounted for an increase of $0.2 million. Our IT Staffing Services segment was responsible for $0.4 million of the variance due to an increase in offshore recruitment staff; higher visa processing fees; and higher facility costs.

•	Amortization of acquired intangible assets was $0.7 million in both the 2019 and 2018 periods.

•	Acquisition transaction costs were negative $0.1 million in the 2019 period due to reduced investment banking fees associated with contingent consideration payments.

•

General and administrative expense increased by $0.5 million in the 2019 period compared to 2018. Approximately $0.3 million was related to our Data and Analytics Services segment and was largely due to higher executive leadership compensation expense and stock-based compensation expense in the 2019 period. The $0.2 million increase in our IT Staffing Services segment was due to higher compensation and depreciation expense.

Income / (Expense) Components:

Other Income / (Expense) for the three months ended September 30, 2019 consisted of interest expense of ($413,000) and foreign exchange gains of $33,000. For the three months ended September 30, 2018, Other Income / (Expense) consisted of interest expense of ($535,000) and foreign exchange gains of $108,000. The lower level of interest expense was largely due to lower outstanding borrowings from a year ago. The higher foreign exchange gains in 2018 reflected a material decline in the Indian rupee relative to the U.S. dollar.

Income Tax Expense:

Income tax expense for the three months ended September 30, 2019 totaled $741,000, representing an effective tax rate on pre-tax income of 27.5% compared to $459,000 for the three months ended September 30, 2018, which represented a 22.1% effective tax rate on pre-tax income. The higher effective tax rate in the 2019 period largely reflected a higher state income tax accruals and lower excess tax benefits from stock options / restricted shares compared to the 2018 period.

Results of Operations for the Nine Months Ended September 30, 2019 as Compared to the Nine Months Ended September 30, 2018:

Revenues:

Revenues for the nine months ended September 30, 2019 totaled $143.2 million compared to $132.5 million for the corresponding nine month period in 2018. This 8% year-over-year revenue increase reflected 8% growth in our IT Staffing Services segment and a 6% over-year revenue increase in our Data and Analytics Services segment. For the nine months ended September 30, 2019, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 11.3%). For the nine months ended September 30, 2018, the Company had the same one client that had revenues in excess of 10% of total revenues (CGI = 12.9%). The Company’s top ten clients represented approximately 45% and 48% of total revenues for the nine months ended September 30, 2019 and 2018, respectively.

Below is a tabular presentation of revenues by reportable segment for the nine months ended September 30, 2019 and 2018, respectively:

Revenues (Amounts in millions)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Data and Analytics Services	$19.5	$18.4
IT Staffing Services	123.7	114.1

Total revenues	$143.2	$132.5

Revenues from our Data and Analytics Services segment totaled $19.5 million during the nine months ended September 30, 2019, compared to $18.4 million in the corresponding period last year. The year-over-year increase reflected greater pipeline opportunities and a better project win ratio over the last several quarters compared to a year earlier.

Revenues from our IT Staffing Services segment totaled $123.7 million during the nine months ended September 30, 2019 compared to $114.1 million during the corresponding 2018 period. This 8% increase reflected a higher level of billable consultants and a higher average bill rate in the nine month period of 2019 when compared to the corresponding 2018 period. Strong demand for our IT staffing services and improved efficiencies at our global recruitment center were largely responsible for this improvement. Permanent placement / fee revenues were approximately $0.5 million during the nine month period of 2019, which was in-line with a strong permanent placement performance of a year ago.

Gross Margins:

Gross profits in the nine months ended September 30, 2019 totaled $35.2 million, compared to $31.9 million during the corresponding 2018 period, an increase of $3.3 million. Gross profit as a percentage of revenue was 24.6% for the nine month period ended September 30, 2019 compared to 24.0% during the same period of 2018. This 60-basis point improvement reflected higher gross margins at both operating segments and higher volume levels in our high-margin Data and Analytics Services segment (favorable revenue mix).

Below is a tabular presentation of gross margin by reporting segment for the nine months ended September 30, 2019 and 2018, respectively:

Gross Margin	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Data and Analytics Services	45.8%	43.7%
IT Staffing Services	21.3	20.9

Total gross margin	24.6%	24.0%

Gross margins from our Data and Analytics Services segment were 45.8% of revenues during the nine month period ended September 30, 2019. This compared to gross margins of 43.7% in the corresponding period of 2018. The margin improvement reflected lower bench costs and higher billable consultant utilization in the 2019 period.

Gross margins from our IT Staffing Services segment were 21.3% in the nine months ended September 30, 2019 compared to 20.9% during the corresponding period of 2018. This 40-basis point expansion was due to better gross margins on new assignments secured during the last several quarters, which reflects our focus on advanced technology skill-sets.

Selling, General and Administrative (“S,G&A”) Expenses:

Below is a tabular presentation of operating expenses by sales, operations, amortization of acquired intangible assets, revaluation of contingent consideration, goodwill impairment, acquisition transaction costs and general and administrative categories for the nine months ended September 30, 2019 and 2018, respectively:

S,G&A Expenses (Amounts in millions)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Data and Analytics Services Segment
Sales and Marketing	$2.6	$1.9
Operations	0.6	0.3
Amortization of Acquired Intangible Assets	1.5	1.5
Revaluation of Contingent Consideration	(6.1)	(9.1)
Goodwill Impairment	—	7.7
Acquisition Transaction Costs.	(0.1)	(0.1)
General & Administrative	1.9	1.3

Subtotal Data and Analytics Services	$.4	$3.5

IT Staffing Services Segment
Sales and Marketing	$6.6	$6.3
Operations	7.7	6.6
Amortization of Acquired Intangible Assets	0.6	0.6
General & Administrative	6.4	5.5

Subtotal IT Staffing Services	$21.3	$19.0

Total S,G&A Expenses	$21.7	$22.5

S,G&A expenses for the nine months ended September 30, 2019 totaled $21.7 million, compared to $22.5 million for the nine months ended September 30, 2018. Excluding the revaluation of contingent consideration, net of goodwill impairment, and the amortization of acquired intangible assets in both periods, S,G&A expense as a percentage of total revenues would have been 17.9% and 16.5%, respectively. Fluctuations within S,G&A expense components during the first nine months of 2019, compared to the first nine months of 2018, included the following:

•

Sales expense increased by $1.0 million in the 2019 period compared to 2018. Approximately $0.7 million reflected investments in the sales organization of our Data and Analytics Services segment. Sales expense in our IT Staffing Services segment increased by $0.3 million due to higher staff compensation.

•

Operations expense increased by $1.4 million in the 2019 period compared to 2018. Investments in our Data and Analytics Services segment accounted for $0.3 million of this variance. Higher offshore recruiter staff/compensation, facility costs and higher H1B processing expenses in our IT Staffing Services segment were responsible for an increase of $1.1 million.

•	Amortization of acquired intangible assets was $2.1 million in both the 2019 and 2018 periods.

•	Revaluation of contingent consideration, net of goodwill impairment, totaled a credit of $6.1 million in the 2019 period compared to a credit of $1.4 million in the 2018 period.

•	Acquisition transaction costs were negative $0.1 million in both the 2019 and 2018 periods due to reduced investment banking fees associated with contingent consideration payments.

•

General and administrative expense increased by $1.5 million in the 2019 period compared to 2018. Approximately $0.6 million was related to our Data and Analytics Services segment and was largely due to higher executive leadership compensation expense and stock-based compensation expense in the 2019 period. The $0.9 million increase in our IT Staffing Services segment was due to higher compensation expense; system upgrade and support costs; and higher depreciation expense.

Other Income / (Expense) Components:

Other Income / (Expense) for the nine months ended September 30, 2019 consisted of interest expense of ($1.4 million) and foreign exchange losses of ($21,000). For the nine months ended September 30, 2018, Other Income / (Expense) consisted of interest expense of ($1.6 million) and foreign exchange gains / other of $77,000. The lower level of interest expense was largely due to lower borrowings from a year ago.

Income Tax Expense:

Income tax expense for the nine months ended September 30, 2019 totaled $3.2 million, representing an effective tax rate on pre-tax income of 26.6% compared to $2.0 million for the nine months ended September 30, 2018, which represented a 25.9% effective tax rate on pre-tax income. The higher effective tax rate in the 2019 period largely reflected a higher aggregate tax rate on foreign earnings and lower excess tax benefits from stock options / restricted shares compared to the 2018 period.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

At September 30, 2019, we had bank debt, net of cash balances on hand, of $25.4 million and approximately $17.2 million of borrowing capacity under our existing credit facility.

Historically, we have funded our organic business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At September 30, 2019, our accounts receivable “days sales outstanding” (“DSOs”) measurement improved by 5-days from our June 30, 2019 measurement to 61-days. This improvement reflected the continued progress in resolving cash conversion issues related to our Cloud-based ERP implementation.

We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility will be adequate to fund our business needs and debt service obligations over the next twelve months.

Cash flows provided by (used in) operating activities:

Cash provided by operating activities for the nine months ended September 30, 2019 totaled $13.1 million compared to cash (used in) operating activities of ($3.3 million) during the nine months ended September 30, 2018. Elements of cash flows in the 2019 period were net income of $8.9 million, non-cash charges of negative ($1.1 million), and a decrease in operating working capital levels of $5.3 million. During the nine months ended September 30, 2018, elements of cash flows in the 2018 period were net income of $5.8 million, non-cash charges of $2.0 million, and an increase in operating working capital levels of ($11.1 million). Non-cash charges in both periods were impacted by the revaluation of contingent consideration, net of goodwill impairment charges, of ($6.1 million) and ($1.4 million), in 2019 and 2018, respectively. The operating working capital decrease in the 2019 period reflected improved accounts receivable collections and higher payroll accruals (timing of pay periods). In the 2018 period, operating working capital increases were in support of revenue growth and the negative impact of the Cloud-based ERP implementation on our cash conversion processes. We believe Cloud-based ERP implementation issues related to cash conversion processes have been largely resolved at September 30, 2019.

Cash flows (used in) investing activities:

Cash (used in) investing activities for the nine months ended September 30, 2019 was ($0.8 million) compared to ($0.8 million) for the nine months ended September 30, 2018. In 2019 and 2018, capital expenditures totaled ($0.9 million) and ($0.5 million), respectively, and were largely related to system upgrade expenditures. Additionally, we had $0.1 million of real estate lease deposit recoveries in the 2019 period compared to real estate lease deposit increases of ($0.3 million) in the 2018 period.

Cash flows (used in) financing activities:

Cash (used in) financing activities for the nine months ended September 30, 2019 totaled ($11.6 million) and largely consisted of net debt payments on our term loan facility and revolving credit line partially offset by $0.1 million of proceeds from issuance of common stock related to our Employee Stock Purchase Plan. Cash provided by financing activities for the nine months ended September 30, 2018 totaled $4.2 million and consisted of net borrowings under our revolving credit facility of $7.0 million less debt payments on our term loan of ($2.8 million).

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2018.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our Common Stock repurchased during the quarter ended September 30, 2019 is set forth in the following table:

Period	Total Number of Shares Purchased (2)	Average Price per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (1)
July 1, 2019 — July 31, 2019	—	—	—	—
August 1, 2019 — August 31, 2019	—	—	—	—
September 1, 2019 — September 30, 2019	—	—	—	—

Total	—	—	—	—

(1)	As of September 30, 2019, the Company does not have a publicly announced repurchase program in place.
(2)	All shares purchased during the nine months of 2019 were to satisfy employee tax obligations related to the vesting of restricted stock under the Company’s Stock Incentive Plan.

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of November, 2019.

MASTECH DIGITAL, INC.

November 8, 2019	/s/ VIVEK GUPTA
Vivek Gupta Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer
(Principal Financial Officer)