Form 10-K
period 2019-12-31
Mastech Digital, Inc.
filed 2020-03-30
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-34099

MASTECH DIGITAL, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	26-2753540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1305 Cherrington Parkway, Building 210, Suite 400 Moon Township, PA	15108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (412) 787-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $.01 par value	MHH	NYSE American

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2019 (based on the closing price on such stock as reported by NYSE American on such date) was $13,847,000

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of March 13, 2020 was 11,195,304 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for May 13, 2020 to be filed with the Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MASTECH DIGITAL, INC.

2019 FORM 10-K

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

Factors or events that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

•	changes in general U.S. and global economic conditions and economic conditions in the industries in which we operate;

•	our ability to retain existing clients and obtain new clients;

•	changes in competitive conditions;

•	our ability to introduce new service offerings;

•	availability of and retention of skilled technical employees and key personnel;

•	technological changes;

•	changes in accounting standards, rules and interpretations;

•	many of our contracts are terminable by clients without penalty;

•	changes in immigration laws, patterns and other factors related to visa holders;

•	liabilities and unanticipated developments resulting from litigations, regulatory investigations and similar matters;

•	fluctuations due to currency exchange rate variations;

•	changes in U.S. laws, rules and regulations, including the Internal Revenue Code;

•	changes in India’s geopolitical environment, laws, rules and regulations;

•	the impact and success of new acquisitions;

•	management’s ability to identify and manage risks;

•	the occurrence of health epidemics or other outbreaks; and

•	breach of our systems due to a cyber security attack.

ITEM 1.	BUSINESS

Overview

Mastech Digital, Inc. (referred to in this report as “Mastech Digital”, “Mastech”, the “Company”, “us”, “our” or “we”) is a provider of Digital Transformation IT Services. The Company offers data management and analytics services; other digital transformation services around Salesforce.com and Digital Learning; and IT staffing services for both digital and mainstream technologies. Headquartered near Pittsburgh, Pennsylvania, we have approximately 1,400 consultants that provide services across a broad spectrum of industry verticals. From July 1986 through September 2008, we conducted our business as subsidiaries of iGATE Corporation (“iGATE”). We do not sell, lease or otherwise market computer software or hardware, and essentially 100% of our revenue is derived from the sale of data and analytics, IT staffing and digital transformation services.

Our data and analytics services segment provides specialized capabilities in delivering data management and analytics services to customers globally. This business offers project-based consulting services in the areas of Data Management, Data Engineering and Data Science, all of which can be delivered using onsite and offshore resources.

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

Sales and marketing of our services are handled by separate and distinct sales organizations within each of our two business segments. Our data and analytic services are marketed through 1) account executives who largely focus on new business development; and 2) technical relationship managers (principals) who focus on growing strong relationships within existing clients. Both account executives and technical relationship managers reside in the U.S., Canada, Singapore or Europe. Our IT staffing and digital transformation services are conducted through account executives across the U.S. who deploy a telesales model, supplemented with client visits. This cost-effective model is aimed at integrator and other staffing clients, with a need to supplement their abilities to attract highly-qualified temporary IT personnel. Additionally, we use a branch service sales model in select geographies within the U.S. The branch services model employs local sales and recruitment resources, aimed at establishing strong relationships with both end-clients and candidates. We recruit through global recruitment centers located in the U.S. and India that deliver a full range of recruiting and sourcing services. Our centers employ approximately 200 recruiters and sourcers that focus on recruiting U.S.-based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests from our offshore recruiting centers, with investment in sourcing and recruiting processes, expanded search coverage, round-the-clock sourcing, and frequent candidate contact, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

History and Developments

Historically, we operated as the former Professional Services segment of iGATE. Mastech Digital, Inc. was incorporated in Pennsylvania as a wholly-owned subsidiary of iGATE on June 6, 2008 in anticipation of our spin-off from iGATE. On September 30, 2008, we spun-off from iGATE and began operating as an independent public company. Our operating subsidiaries have 33 years of history as reliable providers of IT staffing services.

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

In 2003, we launched our offshore global recruitment center model in an effort to meet an increase in industry demand with lower cost recruiting resources. Over the last sixteen years, we have made significant investments in our offshore center to improve infrastructure, processes and effectiveness. Additionally, we have made investments in recent years in our domestic recruitment structure, primarily to support our branch service model.

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

During the fourth quarter of 2014, we established a technology center to evaluate practice opportunities for high-demand IT skill sets and emerging technologies. In 2015, we embarked on our first technology practice, Salesforce.com.

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

In 2018 and particularly in 2019, we significantly expanded our service offerings and capabilities within our Data and Analytics Services segment.

Operating Segments

Our revenues are generated from two business segments: Data and Analytics Services and IT Staffing Services. Details related to these two businesses are discussed separately below, while information about our employees, differentiators, technologies and various other aspects of our business is shown in the aggregate for Mastech Digital, Inc.

Data and Analytics Services

Our Data and Analytics Services segment is the result of the acquisition of the services business of InfoTrellis, Inc., completed in July 2017. The resulting business unit operates under the name of Mastech InfoTrellis, with locations in Atlanta, Toronto, London, Singapore, and Chennai, India. Mastech InfoTrellis is a specialist data management and advanced analytics firm focused on helping companies “Architect Enterprise Intelligence” and realize a disproportionate return on their investment.

Founded by the engineering principals behind IBM’s Master Data Management (“MDM”) products and Informatica’s Customer 360 code-base, Mastech Infotrellis represents one of the largest concentrations of technology-agnostic data management, data engineering, and data science & analytics expertise in the world. We are a preferred IBM global partner for MDM consulting, services, and support. Today, we are led by an executive team of “business transformation” veterans and data science experts, with a track record of delivering positive business outcomes for clients across industry verticals.

Through application of foundational capabilities such as MDM, enterprise data integration, big data, analytics, data science, machine learning, and artificial intelligence, combined with our proprietary Data Architecture and Data Science assets, we support our clients in the realization of discontinuous business performance in the areas of:

•	Revenue Growth
•	Reduced Operating Costs
•	Improved Data Management Effectiveness
•	Reduced Risk
•	Improved Compliance

Sales and Marketing

Sales and Marketing at Mastech Infotrellis is a single, integrated function spanning across four groups in multiple locations: Marketing, Inside Sales, Principals, and Client Partners.

•

Our Marketing team is responsible for designing outbound campaigns around data and business value, for dissemination through our digital channels and industry publications. Our Marketing team also works with our experts and thought leaders to create and disseminate data management, analytics, and data science thought leadership articles and white papers.

•	Our Inside Sales team is responsible for operating integrated email-and-voice outbound marketing campaigns targeted at specific industries and functional populations, on an ongoing basis.

•

Our onshore team of Principals and Client Partners is responsible for building buyer relationships with prospects and leads, and for converting those conversations into value-positive revenue generating engagements.

In addition to the above, our Partner / Channel Relationships (such as those we have with IBM and Informatica, among others) also provide us with a significant pipeline of opportunities and new business. Furthermore, prospective clients reach us through referrals from our existing client base, our reputation in the data & analytics domain, and through our industry partners.

Once engaged with a prospect, our approach to value-delivery starts with the definition of a discrete business problem. We then Master and Manage our clients’ data, engineer and develop data products, and deploy purpose-built advanced analytics, machine learning, and artificial intelligence, to deliver greater business velocity, significant cost reduction, and greater corporate resilience.

Project Delivery

Mastech InfoTrellis’ project management methodology is designed around a multi-shore Global Delivery Model that combines strategic leadership, governance, and execution across all operating geographies. The Principals are key leaders, who steer clients throughout the lifecycle of our engagements. All projects follow our proprietary SMART Program Management Methodology.

Service Offerings

Mastech InfoTrellis’ technology offerings can be categorized into three major service categories:

• Data Management (including Master Data)
• Data Engineering (including Enterprise Data Integration and Data Cube / Product Design & development)
• Data Science (including Advanced Analytics, Machine Learning & AI)

Under these three categories, Mastech InfoTrellis provides the following services:

• Strategy Consulting	• Performance Tuning
• Needs Assessment	• Production Support
• Program Roadmap	• Health Check
• Solution Architecture	• Solution Upgrade
• Design and Implementation

Technology Focus

Mastech InfoTrellis has expertise across a broad range of technology skill sets and platforms as part of its three key offerings, including the following:

Master Data Management

• Informatica Intelligent Master Data Management
• Informatica Product 360
• IBM InfoSphere® Master Data Management
• Reference Data Management • Infa Stack Solutions

Data Governance & Enterprise Data Integration

• Collibra Data Governance	• Informatica Hybrid Cloud
• IBM InfoSphere® Information Analyzer	• Informatica Data Quality
• IBM Information Integration Server	• SAP PI
• Informatica Intelligent Data Integration	• Microsoft Integration Technologies

Big Data & Analytics

• Customer 360 • AllSight Customer Intelligence Management System • Big Data Analytics Hub • Informatica Intelligent Data Integration • Data Lakes Development	• IBM Big Data Solutions Apache Hadoop Hortonworks
• Amazon Redshift—Cloud Data Warehouse
• Analytics models in R/Python
• Predictive and Prescriptive modeling

Digital Transformation

• Omni-channel Enablement
• Marketing Automation
• Data Visualization

Mastech InfoTrellis helps customers in strategizing, implementing and supporting programs across these technologies and platforms.

Geographic and Vertical Focus

Mastech InfoTrellis’ primary customer geographies are in North America; however, we have customers and prospects in Europe, the Middle East and the Asia-Pacific region. The target clients are largely corporations with revenues exceeding $1 billion. Average deal size ranges from $500,000 to $15 million, depending on the scope and duration of the engagement. From a vertical perspective, customers in the financial services, retail, healthcare, manufacturing and government segments are significant users of our services. Below is a breakdown of customer revenue percentages for each industry vertical in 2019:

Retail	23%	Healthcare	18%
Financial Services	22%	Government	8%
Manufacturing	19%	Other	10%

IT Staffing Services

In our IT Staffing Services business, we typically negotiate our business relationship by using one of three methods to gain agreement on the services to be provided. We either establish our relationship based on a simple standard term sheet; create a Statement of Work (“SOW”) specific to a project; or enter into a master service agreement with a client that describes the framework of our relationship. In each case, a client will submit to us positions and / or requirements that they plan on satisfying by using temporary contractors. We propose consultants to the client that we believe satisfy their needs and propose an hourly bill rate for each consultant submitted. The client will select our consultant or a competing firm’s consultant based on their view of quality, fit and pricing. Consultant specific contractual details, such as billable rates, are documented as an annex to the agreement type that is chosen by the client. While we have the ability to deliver our digital transformation services on a managed solutions basis, the majority of our assignments have been delivered as staffing assignments.

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

Recruiting

We operate seven small recruiting centers located in the U.S. and one significantly larger facility in NOIDA, India that deliver a full range of recruiting and sourcing services. Our centers employ approximately 200 recruiters and sourcers who focus on recruiting U.S.-based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests faster than the competition is critical for success in our industry as most staffing firms access the same candidate pool via job boards and websites. Our offshore recruiting capabilities, with investment in sourcing and recruiting processes, expanded search coverage, around-the-clock sourcing, and frequent candidate contact, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

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

In 2016, we closed our offshore recruitment office in Bangalore, India and concentrated all of our offshore recruitment efforts exclusively in NOIDA, a town near New Delhi. In late 2018, we significantly expanded our offshore recruitment offices in NOIDA which gave us the ability to nearly double our recruiter seats. This facility provides our offshore organization with state-of-the-art infrastructure and workforce amenities to attract top-quality recruiters and sourcers. This centralized offshore facility also affords us the ability to improve operational efficiencies compared to operating two offshore facilities.

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

Salesforce.com: Mastech Digital has experience and exposure in building the most efficient roadmap for implementation, integration and upgrades of Salesforce.com solutions. Our expertise across the Salesforce.com product suite delivers value that contributes to the digital transformation of our client’s enterprise including deployment of Sales Cloud, Service Cloud, Marketing Cloud, Force.com based applications and integration with our mainstream and ERP systems.

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

We provide these services across a broad spectrum of industry verticals including: financial services, government, healthcare, manufacturing, retail, technology, telecommunications and transportation. Below is a breakdown of our IT Staffing billable consultant base by industries that represented at least 5% of our billable consultants as of December 31, 2019:

Financial Services	36%	Government	11%
Telecom	13%	Technology	8%
Healthcare	11%	Transportation	7%
		Other	14%

Mastech Digital, Inc.

Employees

At December 31, 2019, we had approximately 1,150 North American employees and 415 employees offshore, in addition to approximately 180 subcontracted professionals. None of our employees are subject to collective bargaining agreements governing their employment with our Company. We employ our consultants on both an hourly and salary basis. A large portion of our salaried employees are H1-B visa holders. We enjoy a good reputation within the H1-B visa community, which allows us to access a very broad candidate pool. The majority of our hourly employees are U.S. citizens. On average, we maintain a balanced composition of salaried and hourly employees. We believe that our employee relations are good.

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

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation practices. Accordingly, we typically have lower utilization rates during the fourth quarter. Additionally, assignment completions tend to be higher near the end of the calendar year, which largely impact our revenue and gross profit performance during the subsequent quarter.

Our Competitive Position

We operate in highly competitive and fragmented industries, with largely low barriers to entry. In our data and analytics services segment, we primarily compete with IBM Services, Cognizant, Tata Consultancy Services, Deloitte, Accenture, as well as with smaller boutique data and analytics firms. Many competitors are significantly larger and have greater financial resources in comparison to us. Our IT staffing services segment competes for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, other staffing services firms and, to a lesser extent, temporary personnel agencies.

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

Additionally, we employ a human resource management model, featuring portal technology as well as immigration support services, for our widely dispersed consultant base. This model enables us to maintain attrition rates that are lower than the industry averages for our salaried workforce.

Minority-owned status

Our businesses benefit with some clients from the fact that we are a large minority-owned staffing firm. We have received multiple awards for our commitment to diversity. We have been certified as a minority-owned business by the National Minority Supplier Development Council (“NMSDC”). This certification is attractive to certain existing and potential clients in the government and public-sector segments, where project dollars are specifically earmarked for diversity spending.

Attractive financial profile

We have historically enjoyed a lower operating cost structure than our industry peers due to our low cost telesales in our IT Staffing Services segment and our offshore delivery models in both of our operating segments. These business models are cost-effective and allow us to quickly adjust our cost structure to changes in our business environment. Our blue-chip client base has ensured high quality accounts receivable and a strong and predictable cash flow conversion metric.

Expertise in high-demand digital transformation IT skills

We have substantial expertise in certain advanced technology IT skills including: cloud, mobile, data & analytics, social media, artificial intelligence/machine learning, Salesforce.com, and digital learning. We also have the capacity to take advantage of demand growth in these sectors, as we are well positioned in terms of scale, technical capabilities, and client base.

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

Business leaders of our data and analytics services business were part of the original thought leaders in the Master Data Management space, which lends significant credibility to this segment’s Master Data service offerings. Today, we are led by an executive team of “business transformation” veterans and data science experts, with a track record of delivering positive business outcomes for clients across industry verticals.

Reportable Financial Segments

The Company has two reportable segments in accordance with Accounting Standards Codification (“ASC”) Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. Refer to Note 18 “Business Segments and Geographic Information” to our Consolidated Financial Statements included in Item 8 herein for information about our two reportable segments.

Government Regulation

We recruit IT professionals on a global basis from time to time and, therefore, must comply with the immigration laws in the countries in which we operate. As of December 31, 2019, approximately 41% of our workforce were working under Mastech Digital sponsored H1-B temporary work permits. Statutory law limits the number of new H1-B petitions that may be approved in a fiscal year. Legislation could be enacted limiting H1-B visa holders’ employment with staffing companies. In recent years, the vast majority of our H1-B hires were not subject to the annual quota limiting H1-B visas because they were already in the U.S. under H1-B visa status with other employers. Additionally, the U.S. Congress has recently considered, and may consider in the future, extensive changes to U.S. immigration laws regarding the admission of high-skilled temporary and permanent workers. Such changes, if enacted, may impact the types of H1-B temporary work permits that could be granted or the number of available H1-B temporary work permits, which in turn may have a negative impact on our revenues and profits.

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

We recruit IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the U.S. As of December 31, 2019, approximately 41% of our workforce was working under Mastech Digital sponsored H1-B temporary work permits. Statutory law limits the number of new H1-B petitions that may be approved in a fiscal year, and if we are unable to obtain H1-B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. Additionally, legislation could be enacted limiting H1-B visa holders’ employment with staffing and data analytics companies, which could result in reduced revenues and/or a higher cost of recruiting.

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

Immigration reform continues to attract significant attention in the public arena and in the current U.S. administration and Congress. If new immigration legislation is enacted in the U.S. or in the other jurisdictions in which we do business, such legislation may contain provisions that could make it more difficult or costly for us to recruit and retain IT professionals, and to a lesser extent data and analytics professionals. Additionally, there is uncertainty as to the position the U.S. will take with respect to immigration under the Trump administration or any new administration. As a result, we may incur additional costs to run our business or may have to change the way we conduct our operations, either of which could have a material adverse effect on our business, operating results and financial condition. Also, we cannot be assured that the enforcement of immigration laws by governmental authorities will not disrupt our workforce.

The U.S. Congress and Trump administration or a new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

In 2017, U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration has called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. Some of the changes would require Congressional approval, while others have already been, and may in the future be carried out unilaterally by the executive branch of the U.S. government. To the extent the U.S. Congress or Trump administration (or any new administration) implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any of these changes to our business, they could adversely affect our business. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Negative economic conditions in North America may adversely affect demand for our services.

Approximately 99% of our revenues are generated from clients located in North America. Our business depends on the overall demand for IT and data and analytics professionals and on the economic health of our clients. Weak economic conditions may force companies to reduce their IT staffing and data and analytics budgets and adversely affect demand for our services, thus reducing our revenues.

We may have difficulty maintaining client relationships if the trend towards utilizing Managed Service Providers continues.

Within our IT staffing segment, many large users of staffing services are employing MSP’s to manage their contractor expenses in an effort to drive down overall costs. The general impact of this shift towards the MSP model has been to lower our gross margins. Should this trend towards utilizing the MSP model continue, it is likely that our gross margins will be pressured in the future. In addition, if large users of staffing services continue to employ MSPs, the relationship between us and those large users may be primarily conducted through MSPs, in which case we may have difficulty maintaining those client relationships because the MSP model uses the MSP as an intermediary between the staffing service provider and the end-user, and reduces our direct contact with the end-user.

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

Our multi-year Center of Excellence service offering may be early terminated with a short-notice from the client, which could materially impact our backlog and adversely affect our business and future revenues.

Our Data and Analytics segment markets a multi-year service offering known as a Center of Excellence. This service provides our clients with a virtual extension of their internal team to assist with their data and analytics business strategies and objectives. These engagements are generally multi-year and provide added flexibility to the client by adjusting dedicated readily-available and appropriately skilled resources on an as needed basis. While these engagements provide opportunities to partner with and deeply understand a client’s data management and analytics longer-term objectives, these contracts generally can be early terminated by the client with a short-term notice. Should a client terminate an engagement early, this termination could materially impact our backlog of orders and adversely affect our business and future revenues.

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

We have made in the past, and may make in the future, acquisitions which could require significant management attention, disrupt our existing business, result in dilution to our shareholders, deplete our cash reserves, increase our debt levels and adversely affect our financial results.

Acquisitions, such as our acquisitions of Hudson IT and the services division of InfoTrellis, Inc., involve numerous risks, including the possibility that:

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

Our revenues are highly dependent on clients located in North America, as well as clients concentrated in certain industries. Economic slowdowns, changes in law and other restrictions or factors that affect the economic health of these industries may affect our business. For the year ended December 31, 2019, approximately 45% of our revenues were derived from our top ten clients. Consequently, if our clients reduce or postpone their spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the rate of economic growth may reduce the demand for our services and negatively affect our revenues and profitability.

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

At December 31, 2019, we had outstanding borrowings of $25.5 million under our Credit Agreement with PNC Bank and certain other financial institution lenders (the “Credit Agreement”), which amount consists of $16.0 million of outstanding borrowings under the term loan thereunder and $9.5 million of outstanding borrowings under the revolving credit facility thereunder. Our level of indebtedness could have important consequences on our future operations, including the following:

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

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and general economic conditions;

•	placing us at a competitive disadvantage to our competitors that have less debt or are less leveraged; and

•	increasing our vulnerability to the impact of adverse economic and industry conditions.

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

We must keep pace with the rapid technological changes that characterize the IT and data and analytics industries and our failure to do so could result in lower demand for services.

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

In the past years, more companies started to use low-cost offshore outsourcing centers to perform technology-related work. Should this shift towards moving technology-related work to offshore outsourcing centers continue, our business, operating results and financial condition could be adversely affected.

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

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

Should we experience a disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, security breach, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience near-term operational challenges with regard to particular areas of our operations. In particular, our ability to recover from any disaster, pandemic or other business continuity problem will depend on our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster. A disaster, or pandemic, on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster, pandemic or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability. For example, we are evaluating the potential impact of the coronavirus (COVID-19) outbreak that originated in China, including the impact on our employees, customers and third-party providers and of governmental actions being taken to curtail the spread of the virus. The outbreak has severely restricted the level of economic activity in affected areas and may have an adverse impact on sales of certain of our services.

Negative economic or business conditions brought on by a global health epidemic or outbreak may adversely affect demand for our services.

Our business depends on the overall demand for IT and data and analytics professionals and on the economic health of our clients. Our business could be adversely affected by the effects of the COVID-19 virus or another epidemic or outbreak on the economic and business climate. For example, weak economic conditions brought on by the recent spread of the COVID-19 virus may cause companies to reduce their staffing and data and analytics budgets and adversely affect demand for our services, thus reducing our revenues. Furthermore, the impact of the COVID-19 virus outbreak and the actions taken to curtail the spread of the virus could disrupt or materially impair the ability of our clients to operate their businesses. Any such disruption or impairment could lower the demand for our services, result in collection issues on our outstanding accounts receivable and have a material adverse impact on our revenues and profitability.

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

Some of the clients may be significantly affected by climate change resulting in greater physical risk. This may lead to a reduction of demand and loss of business from such clients, which would impact our business, results of operations and financial condition.

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

The broad provisions of the Tax Cuts and Jobs Act of 2017 may negatively impact our ability to receive tax deductions for certain expenses that we incur, which could adversely impact our cash flows, results of operations and financial condition.

The Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”) enacted on December 22, 2017, made broad and complex changes to the U.S. tax code including, but not limited to, the following, which may impact us: 1) reductions in the U.S. federal corporate income tax rate from 35 percent to 21 percent; 2) new limitations on deductible interest expense; 3) limitations on the deductibility of certain executive compensation; and 4) limits on certain other types of deductions. We recorded an aggregate $623,000 tax expense in 2017 and 2018 related to the estimated re-measurement of our deferred tax asset balance and an estimated one-time transition tax applicable to the new dividend exemption rules related to foreign earnings. While the Tax Cuts and Jobs Act reduced the U.S. federal corporate income tax rate applicable to us, it is possible that other provisions of this Act and the absence of guidance on various ambiguities in the application of certain provisions thereunder could have a material adverse effect on our cash flows, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding the principal properties leased by us and our subsidiaries as of December 31, 2019 is set forth below:

Location	Principal Use	Occupying Business Segment	Approximate Square Footage
Moon Township, Pennsylvania	Corporate headquarters, executive, human resources, sales, recruiting, marketing and finance	IT Staffing	11,500
Waltham, Massachusetts	Sales and recruiting office	IT Staffing	1,700
Dallas, Texas	Sales and recruiting office	IT Staffing	2,600
Fremont, California	Sales and recruiting office	IT Staffing	2,600
Chicago, Illinois	Sales and recruiting office	IT Staffing	2,600
Tampa, Florida	Sales and recruiting office	IT Staffing	2,100
Orlando, Florida	Sales and recruiting office	IT Staffing	1,000
Atlanta, Georgia	Executive, sales and marketing	Data and Analytics	2,700
Toronto, Canada	Human resources, sales, marketing and delivery	Data and Analytics	1,900
Austin, Texas	Sales office	Data and Analytics	800
NOIDA, India	Sales and recruiting office	IT Staffing	39,900
Chennai, India	Sales and delivery center	Data and Analytics	19,000

ITEM 3.	LEGAL PROCEEDINGS

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

Common Stock Market Price	High	Low
2019:
Fourth Quarter	$11.07	$5.68
Third Quarter	6.34	4.85
Second Quarter	6.25	4.71
First Quarter	8.02	5.97

2018:
Fourth Quarter	$8.70	$6.11
Third Quarter	11.43	7.79
Second Quarter	9.05	5.85
First Quarter	7.92	4.75

On March 13, 2020, we had 85 registered holders of record of our common stock. This figure excludes an estimate of the indeterminate number of beneficial holders whose shares may be held by brokerage firms and clearing agencies. We currently do not pay recurring dividends on our common stock. However, on October 29, 2013, the Company declared a cash dividend of $0.25 per share (adjusted for stock splits) on common stock, payable on December 20, 2013 to shareholders of record on December 9, 2013. Additionally, on November 29, 2012, the Company declared a special one-time dividend of $.80 per share (adjusted for stock splits) on common stock, payable on December 21, 2012. These dividends should be viewed as non-recurring.

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

The Company purchased 2,574 and 2,574 shares in 2019 and 2018 at an average price of $5.05 and $8.01, respectively, to satisfy employee tax obligations related to the vesting of restricted shares, in accordance with the Company’s Stock Incentive Plan provisions. These shares were not acquired pursuant to any publicly announced purchase program.

The Company adopted a Stock Incentive Plan in 2008 which, as amended, provides that up to 3,900,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management, and key personnel. The most recent amendment approved by shareholder vote at the Company’s Annual Meeting of Shareholders on May 15, 2019 increased the number of shares of common stock that may be issued pursuant to the Plan by 300,000 shares to a total of 3,900,000. Details of shares issued and outstanding under this plan are disclosed in Note 10 “Stock-Based Compensation” to the Consolidated Financial Statements included in Item 8 herein.

In October 2018, the Board of Directors of the Company approved the Mastech Digital, Inc. 2019 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is intended to meet the requirements of Section 423 of the Code and required the approval of the Company’s shareholders to be qualified under Section 423 of the Code. On May 15, 2019, the Company’s shareholders approved the Stock Purchase Plan. Under the Stock Purchase Plan, 600,000 shares of Common Stock (subject to adjustment upon certain changes in the Company’s capitalization) are available for purchase by eligible employees who become participants in the Stock Purchase Plan. The purchase price per share is 85% of the lesser of (i) the fair market value per share of Common Stock on the first day of the offering period, or (ii) the fair market value per share of Common Stock on the last day of the offering period. For the year ended December 31, 2019, stock purchases under the Stock Purchase Plan totaled 40,500 shares at an average purchase price of $4.11. At December 31, 2019 there were 559,500 shares available for purchase under the Plan.

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

	Years Ended December 31,
	2019	2018	2017 (a)	2016	2015 (b)
	(Amounts in thousands, except per share data)
Income Statement Data:
Revenues	$193,574	$177,164	$147,882	$132,008	$123,470
Gross profit	47,981	42,528	31,629	26,297	23,799
Operating expense	30,994	30,903	27,548	21,790	19,117
Other income / (expense), net	(1,768)	(2,211)	(1,133)	(487)	(257)
Income before income taxes	15,219	9,414	2,948	4,020	4,425
Income tax expense	4,074	2,723	1,322	1,500	1,672

Net income	$11,145	$6,691	$1,626	$2,520	$2,753

Earnings per share:
Basic (c)	$1.01	$.61	$.16	$.29	$.32

Diluted (c)	$.99	$.60	$.16	$.28	$.31

Weighted average common shares outstanding:
Basic (c)	11,029	10,950	9,924	8,786	8,676

Diluted (c)	11,232	11,161	9,998	8,964	8,882

Balance Sheet Data:
Cash and cash equivalents	$2,981	$1,294	$2,478	$829	$848
Operating working capital (d)	19,433	26,070	16,089	11,398	9,858
Total bank debt	25,257	38,704	38,152	9,877	12,538
Total liabilities	44,304	58,308	71,451	20,334	22,674
Total assets	90,584	92,584	98,604	39,406	38,477
Shareholders’ equity	46,280	34,276	27,153	19,072	15,803

(a)	2017 financial data reflects the Company’s July 13, 2017 acquisition of InfoTrellis, Inc. from the acquisition date through December 31, 2017.

(b)	2015 financial data reflects the Company’s June 15, 2015 acquisition of Hudson IT from the acquisition date through December 31, 2015.

(c)	Weighted average common shares outstanding has been adjusted for all periods presented for the Company’s July 2018 two-for-one stock split.

(d)	Operating working capital represents current assets, excluding cash and cash equivalents, minus current liabilities, excluding the current portion of long-term debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

We are a provider of Digital Transformation IT Services to mostly large and medium sized organizations.

Our portfolio of offerings includes data management and analytics services; other digital transformation services such as Salesforce.com, and Digital Learning services; and IT staffing services.

With the July 13, 2017 acquisition of InfoTrellis, we now operate in two reporting segments—Data and Analytics Services; and IT Staffing Services. Our data and analytics services are marketed on a global basis under the brand Mastech InfoTrellis and are delivered largely on a project basis with on-site and off-shore resources. These capabilities and expertise were acquired through our acquisition of InfoTrellis and enhanced and expanded during 2018 and 2019. Our IT staffing business combines technical expertise with business process experience to deliver a broad range of staffing services in digital and mainstream technologies, as well as our other digital transformation services.

Both business segments provide their services across various industry verticals including: financial services; government; healthcare; manufacturing; retail; technology; telecommunications; and transportation. Within each reporting segment, we evaluate our revenues and gross profits largely by sales channel responsibility. This analysis within both our reporting segments is multi-purposed and includes technologies employed, client relationships, and sales channel accountability.

Economic Trends and Outlook

Generally, our business outlook is highly correlated to general North American economic conditions, particularly in the United States. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the last half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies and in 2010, market conditions continued to strengthen over the course of the year. In 2011 through 2013, activity levels continued to trend up in most technologies and sales channels. During 2014 and 2015, we continued to see a steady flow of solid activity in our contract staffing business; however, tightness in the supply side (skilled IT professionals) of our business during these years negatively impacted our new assignment successes. Solid activity levels in our contract staffing business continued in 2016 through 2019; however, recruitment challenges remained due to the tightness in the supply of skilled IT professionals. As we enter 2020, we are encouraged by continued growth in the domestic job markets and an expanding U.S. economy, which we believe are positive factors for both our IT staffing services and data and analytics services businesses. We expect supply side pressures to persist in both of our business segments, particularly in our IT staffing services segment. Additionally, with more opportunities coming from international clients in the data and analytics services segment, the health of the global economy is becoming a larger data point with respect to our market dynamics.

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

In December 2019, a new strain of the coronavirus (COVID-19) was reported to have spread to over 100 countries, territories or areas worldwide. Initially, the negative business impact of the coronavirus outbreak was most pronounced in the Asia Pacific Region, and in particular China and Hong Kong. In recent weeks and days, however, the impact has become more global. Recently, select governments and companies have implemented social distancing – restricting either travel or in person individual or group face-to-face interaction. The extent to which further, incremental measures are put in place or additional government bodies adopt such measures is unknown. The measures taken to date will impact our business. We expect our business segments across all of our geographies will be impacted to some degree, but the significance of the impact of the coronavirus outbreak on our business and the duration for which it may have an impact cannot be determined at this time.

Results of Operations

As described herein, since the July 13, 2017 closing of the InfoTrellis acquisition, we operate in two reporting segments – Data and Analytics Services and IT Staffing Services. The 2017 results of operations for our Data and Analytics Services segment cover the period from the July 13, 2017 closing through December 31, 2017.

Below is a tabular presentation of revenues and gross profit margins by segment for the periods discussed:

Revenues & Gross Margin by Segment

(Revenues in millions)

	Years Ended December 31,
Revenues	2019	2018	2017
Data and Analytics Services	$26.7	$23.8	$9.2
IT Staffing Services	166.9	153.4	138.7

Total Revenues	$193.6	$177.2	$147.9

Gross Margin %
Data and Analytics Services	46.7%	44.0%	44.8%
IT Staffing Services	21.3%	20.9%	19.8%

Total Gross Margin%	24.8%	24.0%	21.4%

Below is a tabular presentation of operating expenses by sales, operations, amortization of acquired intangible assets, acquisition transaction expenses, revaluation of contingent consideration, goodwill impairment and general and administrative categories for the periods discussed:

Selling, General & Administrative (“S,G&A”) Expense Details

(Amounts in millions)

	Years Ended December 31,
	2019	2018	2017
Data and Analytics Services Segment
Sales and Marketing	$3.4	$2.7	$0.8
Operations	1.0	0.3	0.1
Amortization of Acquired Intangible Assets	2.0	2.0	0.9
Acquisition Transaction Expenses	(0.1)	(0.1)	2.0
Revaluation of Contingent Consideration	(6.1)	(11.1)	—
Goodwill Impairment	—	9.7	—
General & Administrative	2.5	1.8	0.7

Subtotal Data and Analytics Services	$2.7	$5.3	$4.5

IT Staffing Services Segment
Sales and Marketing	$8.6	$8.6	$8.3
Operations	10.2	8.8	8.2
Amortization of Acquired Intangible Assets	0.7	0.8	0.8
General & Administrative	8.8	7.4	5.7

Subtotal IT Staffing Services	$28.3	$25.6	$23.0

Total S,G&A Expenses	$31.0	$30.9	$27.5

2019 Compared to 2018

Revenues

Revenues for the year ended December 31, 2019 totaled $193.6 million, compared to $177.2 million for the year-ended December 31, 2018. This 9% increase in revenues reflected revenue growth of 12% in our data and analytics services segment and approximately 9% revenue growth in our IT staffing services segment. In our data and analytics services segment, new service- offerings helped drive 2019 revenues, particularly during the second half of the year. Revenue growth in our IT staffing services segment reflected a 65-consultant expansion of our billable consultant-base and a higher average bill rate. Utilization in 2019 was slightly below 2018 levels due to more downtime related to the fourth quarter holiday season. Our average IT staffing bill rate for 2019 increased to $74.97 per hour in 2019 from $73.01 per hour in 2018 – an increase of about 3%. This bill rate increase was reflective of the types of skill sets that we deployed on new assignments during 2019.

In 2019 and 2018, we had one client that exceeded 10% of total revenues (CGI = 11.3% and 12.8%, respectively). Our top ten clients represented 45% of total revenues in 2019 compared to 47% of total revenues in 2018.

Gross Margin

Gross profit increased to $48.0 million in 2019 compared to $42.5 million in 2018. Gross profit as a percentage of revenue totaled 24.8% in 2019 compared to 24.0% in 2018. The increase in gross profit dollars reflected higher revenues in 2019. The improvement in our gross margin percentage reflected margin expansion in both of our business segments. In our data and analytics services segment, gross margins increased by

270-basis points to 46.7%, due to lower bench costs and higher margins on new assignments secured during the year. In our IT staffing services segment, gross margins increased by 40-basis points to 21.3% largely due to higher margins on digital technology assignments.

Selling, General and Administrative (“S,G&A”) Expenses

S,G&A expenses in 2019 totaled $31.0 million and represented 16.0% of total revenues, compared to $30.9 million or 17.4% of revenues in 2018. When excluding acquisition transaction expenses; the revaluation of contingent consideration; goodwill impairment; and the amortization of acquired intangible assets, adjusted S,G&A expenses related to operations, as a percentage of revenues was 17.8% in 2019 versus 16.7% in 2018. The increase in adjusted S,G&A as a percentage of revenues was largely due to investments made to our data and analytics services segment’s sales and delivery organizations and higher recruitment and general & administrative expenses in our IT staffing services business.

Fluctuations within S,G&A expense components during 2019 compared to 2018 included the following:

•

Sales expense increased by $0.7 million compared to the previous year. The entire increase related to investments made to our data and analytic services business during the year. IT staffing sales expenses were flat compared to 2018, with higher commission expenses offset by lower headcount.

•

Operations expense increased by $2.1 million compared to 2018. Approximately $0.7 million was related to investments made to our data and analytics services segment in the areas of delivery and analytics. The increased expense in our IT staffing services business in 2019 totaled $1.4 million and was due to staff expansion at our offshore recruitment center, higher recruiter commissions, an increase in H1-B processing fees, and higher facility expenses.

•

Amortization of acquired intangible assets was $2.7 million in 2019 versus $2.8 million in 2018. The slight decline was related to certain intangibles from our 2015 acquisition becoming fully amortized.

•	Acquisition transaction expenses were negative $0.1 million in both 2019 and 2018 and related to lower investment banking fees due to the non-payment of contingent consideration.

•

The revaluation of a contingent consideration liability, net of goodwill impairment charges was a $6.1 million credit to S,G&A expenses in 2019 compared to a $1.4 million credit to S,G&A expense in 2018. This was driven by the difference between short-term results, which impacted the attainment of contingent consideration, and long-term forecasts and assumptions used in assessing goodwill impairment.

•

General & administrative expenses increased by $2.1 million in 2019 compared to 2018. Our data and analytics services segment was responsible for $0.7 million of this increase and reflected higher executive leadership compensation expense and stock-based compensation expenses in 2019 versus 2018. Our IT staffing services segment had higher general and administrative expenses in 2019 of $1.4 million due to higher compensation expense, system support costs, depreciation expense and higher travel and event expenses.

Other Income / (Expense) Components

In 2019, other income / (expense) consisted of interest expense of ($1.8 million) and foreign exchange gains of $11,000. In 2018, other income / (expense) consisted of interest expense of ($2.2 million) and foreign exchange losses of ($40,000). The decline in interest expense was due to lower average outstanding borrowings resulting from debt repayments made during the year and a lower effective interest rate. Net foreign exchange gains /(losses) in 2019 and 2018 largely reflected exchange rate variations between the Indian rupee and the Canadian dollar compared to the U.S. dollar.

Income Tax Expense

Income tax expense for 2019 was $4.1 million and represented an effective tax rate on pre-tax income of 26.8% compared to $2.7 million in 2018, which represented an effective tax rate on pre-tax income of 28.9%. The 2019 effective tax rate was lower than 2018 because 2018 income tax expense included U.S. tax reform transition taxes.

2018 Compared to 2017

Revenues

Revenues for the year ended December 31, 2018 totaled $177.2 million, compared to $147.9 million for the year ended December 31, 2017. This 20% increase in revenues reflects our July 13, 2017 acquisition of the InfoTrellis’ data and analytics services business and 11% organic revenue growth achieved in our IT staffing services segment. Organic revenue growth in our IT staffing services business reflected a 117-consultant expansion of our billable consultant-base, partially offset by a lower average bill rate. Utilization in 2018 was improved from 2017 levels, whose levels were impacted by weather-related business disruptions and higher down-time in our digital learning practice. Our average bill rate for 2018 decreased from $73.55 per hour in 2017 to $73.01 per hour in 2018. This rate decline was due to lower bill rates on new assignments during 2018 and is reflective of the types of skill sets that we deployed on such new assignments during the year.

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

Selling, General and Administrative (“S,G&A”) Expenses

S,G&A expenses in 2018 totaled $30.9 million and represented 17.4% of total revenues, compared to $27.5 million or 18.6% of revenues in 2017. When excluding acquisition transaction expenses; the revaluation of contingent consideration; goodwill impairment; and the amortization of acquired intangible assets, adjusted S,G&A expenses related to operations, as a percentage of revenues was 16.7% in 2018 versus 16.1% in 2017. The increase in adjusted S,G&A as a percentage of revenues was largely due to the full year 2018 consolidation of the data and analytics services segment, which has an operating cost structure that is higher than our IT staffing services business.

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

•

General & administrative expenses increased by $2.8 million from 2017. Our new data and analytics services segment was responsible for $1.1 million and reflected a full year of operations in 2018. Our IT staffing services segment had higher general and administrative expenses in 2018 due to the following: 1) higher variable and stock-based compensation expense of $0.6 million; 2) higher professional services fees of $0.4 million; 3) expenses related to system support costs of $0.3 million; and 4) higher travel and event expenses of $0.4 million.

Other Income / (Expense) Components

In 2018, other income / (expense) consisted of interest expense of ($2.2 million) and foreign exchange losses of ($40,000). In 2017, other income / (expense) consisted of interest expense of ($1.1 million) and foreign exchange losses of ($2,000). The increase in interest expense was due to higher average outstanding borrowings resulting from our debt financing of the InfoTrellis acquisition in July 2017. Net foreign exchange losses in 2018 and 2017 largely reflected exchange rate variations between the Indian rupee and the Canadian dollar compared to the U.S. dollar.

Income Tax Expense

Income tax expense for 2018 was $2.7 million and represented an effective tax rate on pre-tax income of 28.9% compared to $1.3 million in 2017, which represented an effective tax rate on pre-tax income of 44.8%. The lower effective tax rate was largely due to a lower U.S. federal tax rate in 2018 and lower U.S. tax reform transition taxes in 2018 versus 2017.

Liquidity and Capital Resources

Financial Conditions and Liquidity

At December 31, 2019, we had outstanding bank debt, net of cash balances on hand, of approximately $22.5 million and approximately $13 million of borrowing capacity under our existing credit facility. During 2019, our outstanding bank debt, net of cash balances on hand, declined by approximately $15 million and is reflective of net cash flows provided by operating activities. Reductions in operating working capital levels provided $5.1 million of cash, as our cash conversion issues as a result of the 2018 implementation of our new Cloud-based ERP platform were resolved and accounts receivable levels returned to a normal state.

Historically, we have funded our business needs with cash generation from operating activities. In the data and analytics services and IT staffing services industries, investment in operating working capital levels (defined as current assets excluding cash and cash equivalents minus current liabilities, excluding short-term borrowings) is a significant use of cash. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash preservation. Our accounts receivable “days sales outstanding” measurement (“DSO”) was 55-days at year-end 2019 and 69-days at year-end 2018. The higher DSO measurement in 2018 reflected cash conversion disruptions related to our Cloud-based ERP platform implementation.

Cash provided by operating activities, our cash and cash equivalent balances on hand at December 31, 2019 and current availability under our existing credit facility are expected to be adequate to fund our business needs over the next 12 months, absent any acquisition-related activities.

Below is a tabular presentation of cash flow activities for the periods discussed:

	Years Ended December 31,
Cash Flows Activities	2019	2018	2017
	(Amounts in millions)
Operating activities	$16.1	$(0.5)	$3.4
Investing activities	(0.9)	(1.1)	(36.0)
Financing activities	(13.4)	0.6	34.2

Operating Activities

Cash provided by (used in) operating activities for the years ended December 31, 2019, 2018 and 2017 totaled $16.1 million, ($0.5 million) and $3.4 million, respectively. In 2019, cash flows from operating activities included net income of $11.1 million, non-cash charges of ($0.1 million) and reductions in operating working capital of $5.1 million. In 2018, cash flows from operating activities included net income of $6.7 million and non-cash charges of $2.7 million, offset by an increase in operating working capital of ($9.9 million). In 2017, cash flows from operating activities included net income of $1.6 million and non-cash charges of $2.3 million, partially offset by an increase in operating working capital of ($0.5 million). The 2019 decline in operating working capital was reflective of the resolution of cash conversion disruptions related to our 2018 Cloud-based ERP platform implementation.

We would expect operating working capital levels to increase should revenue growth continue in 2020. Accordingly, an increase in operating working capital would result in a reduction in cash generated from operating activities. We believe DSO’s will remain at current levels during 2020.

Investing Activities

Cash (used in) investing activities for the years ended December 31, 2019, 2018 and 2017 totaled ($0.9 million), ($1.1 million) and ($36.0 million), respectively. In 2019, cash (used in) investing activities included capital expenditures of ($1.0 million), partially offset by $0.1 million of recoveries of non-current deposits (office lease deposits). In 2018, cash (used in) investing activities included capital expenditures of ($0.8 million) and increases in non-current deposits of ($0.3 million). In 2017, the acquisition of InfoTrellis was responsible for ($34.8 million) of cash usage, with capital expenditures of approximately ($1.2 million) accounting for the balance. In 2019, 2018 and 2017, capital expenditures were largely related to system upgrade expenditures.

Financing Activities

In 2019, cash (used in) financing activities totaled ($13.4 million) and largely consisted of net repayments under the Company’s revolving credit facility of ($4.0 million) and ($9.6 million) of term-loan repayments, partially offset by $0.2 million of proceeds from the issuance of common stock. In 2018, cash provided by financing activities totaled $0.6 million and largely consisted of net borrowings under the Company’s revolving credit facility of $4.5 million, and $0.1 million of proceeds from the exercise of stock options, partially offset by ($4.0 million) of term loan repayments. In 2017, cash provided by financing activities totaled $34.2 million and consisted of net borrowings under the Company’s credit facilities of $28.6 million; $6.0 million of proceeds from the issuance of common stock; proceeds from the exercise of stock options of $0.1 million; partially offset by payment of deferred financing costs and purchase of treasury stock totaling ($0.5 million).

Other than the factors discussed in this section and the potential impacts of the coronavirus on our business, we are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of December 31, 2019.

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

Goodwill and Intangible Assets

Identifiable intangible assets are recorded at fair value as of the closing date when acquired in a business combination. Identifiable intangible assets related to our Hudson IT and InfoTrellis acquisitions consisted of client relationships, covenants not-to-compete, trade names and, in the case of the InfoTrellis acquisition, technology; all of which are being amortized using the straight-line method over their estimated useful lives ranging from three years to twelve years, as more fully described in Note 3 “Business Combinations” to the Notes to the Consolidated Financial Statements.

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

In 2019 and 2018, we performed a quantitative impairment test related to our June 2015 acquisition of Hudson IT. The results of this testing indicated no impairment associated with the carrying amount of goodwill and intangible assets.

Additionally in 2019 and 2018, we performed quantitative impairment tests related to our July 2017 acquisition of InfoTrellis. The results of the 2019 testing indicated no impairment associated with the carrying amount of goodwill and intangible assets in 2019. The results of the 2018 testing indicated an impairment associated with the carrying amount of goodwill in 2018, and a goodwill impairment charge of $9.7 million as recorded in 2018 and is reflected in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations, in Item 8, herein.

Leases

The Company adopted ASU No. 2016-02, “Leases (Topic 842)” on January 1, 2019 using the additional transition method noted in ASU 2018-11. The adoption of the new standard resulted in the Company recording a lease right-of-use asset and related lease liability of $5.7 million as of January 1, 2019. The cumulative effect of initially applying the new guidance had an immaterial impact on the opening balance of our retained earnings. The Company does not expect the guidance to have a material impact on its consolidated net earnings in future periods. We elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry-forward the historical lease classification, among other things.

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

Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 3,900,000 shares (adjusted for the 2018 two-for-one stock split) of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options are granted at an exercise price equal to the closing share price of the Company’s common stock at the grant date and generally vest over a three to five-year period.

In October 2018, the Board of Directors of the Company approved the Mastech Digital, Inc. 2019 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is intended to meet the requirements of Section 423 of the Code and required the approval of the Company’s shareholders to be qualified under Section 423 of the Code. On May 15, 2019, the Company’s shareholders approved the Stock Purchase Plan. Under the Stock Purchase Plan, 600,000 shares of Common Stock (subject to adjustment upon certain changes in the Company’s capitalization) are available for purchase by eligible employees who become participants in the Stock Purchase Plan. The purchase price per share is 85% of the lesser of (1) the fair market value per share of Common Stock on the first day of the offering period, or (ii) the fair market value per share of Common Stock on the last day of the offering period.

The Company accounts for stock-based compensation expense in accordance with ASC Topic 718 “Share-based Payments” which requires us to measure all share-based payments based on their estimated fair value and recognize compensation expense over the requisite service period. The fair value of our stock options and shares issued under the Company’s Stock Purchase Plan is determined at the date of grant using the Black-Scholes option pricing model.

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

In 2017, the Company incurred an estimated one-time charge of $372,000 related to the enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”). This charge is related to the re-measurement of the Company’s deferred tax assets arising from a lower U.S. corporate tax rate of $294,000 and a $78,000 charge related to a one-time transition tax applicable to the new dividend exemption system related to foreign earnings. In 2018, the Company finalized this estimate and recorded an additional expense of $86,000 related to the re-measurement of the Company’s deferred tax assets and a $165,000 charge related to a one-time transition tax applicable to the new dividend exemption system related to foreign earnings. No transition tax charges were incurred in 2019.

The TCJA also created a new requirement that certain income earned by foreign subsidiaries, known as global intangible low-tax income (“GILTI”), must be included in the gross income of their U.S. shareholder. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current-period expense when incurred. We have elected to treat the tax effect of GILTI as a current-period expense as incurred.

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. Accordingly, the Company has reported a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2019 and 2018, the Company provided $20,000 and $263,000 for uncertain tax positions, including interest and penalties, related to various federal and state income tax matters.

The Company’s 2015 federal income tax return is under audit by the Internal Revenue Service (“IRS”). In fourth quarter 2019, the Company and the IRS agreed to certain adjustments related to the Company’s 2015 and 2016 income tax returns. The impact of this settlement on the Company’s tax provision in 2019 was not material.

Contingent Consideration Liability

In connection with the InfoTrellis acquisition, the Company had an obligation to pay consideration that was contingent upon the achievement of specified earnings before interest and taxes objectives (“EBIT”). As of the acquisition date, the Company recorded a contingent consideration liability representing the estimated fair value of the contingent consideration that was expected to be paid. The fair value of the contingent consideration liability was estimated by utilizing a probability weighted simulation model to determine the fair value of contingent consideration. We re-measured this liability and recorded changes in the fair value when it was more likely than not that the future payments based on EBIT estimates had changed. Increases or decreases in the fair value of contingent consideration resulted from changes in timing and amounts of revenue and earnings estimates.

In 2019 and 2018, the Company revalued the contingent consideration liability after determining that relevant conditions for payment of such liability were not satisfied. The revaluation resulted in a $6.1 million and $11.1 million reduction to the contingent consideration liability in 2019 and 2018, respectively, which is reflected in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations, in Item 8, herein. No contingent consideration liability remains outstanding as of December 31, 2019.

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

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value. Our cash flows and earnings are subject to fluctuations due to exchange rate variations. Foreign currency risk exists by nature of our global recruitment and delivery centers. In 2012 through 2015, we attempted to limit our exposure to currency exchange fluctuations in the Indian rupee via the purchase of foreign currency forward contracts. The Company elected not to engage in currency hedging activities for 2016 through 2019 given management’s assessment of the likelihood of a material appreciation in the Indian rupee against the U.S. dollar.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are filed as part of this Annual Report on Form 10-K. See Index to Consolidated Financial Statements on page 41 of this Annual Report on Form 10-K.

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

The Company’s Consolidated Financial Statements for the year ended December 31, 2019 have been audited by UHY LLP, an Independent Registered Public Accounting Firm, whose report thereon appears on page 42 of this Annual Report on Form 10-K.

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

Chief Financial Officer

MASTECH DIGITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Mastech Digital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mastech Digital, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and Schedule II, Valuation and Qualifying Accounts listed in the index at item
15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mastech Digital, Inc. and Subsidiaries at December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Farmington Hills, Michigan

March 30, 2020

MASTECH DIGITAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	At December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$2,981	$1,294
Accounts receivable, net of allowance for uncollectible accounts of $338 in 2019 and $408 in 2018	22,345	28,913
Unbilled receivables	10,007	9,167
Prepaid and other current assets	1,597	1,321

Total current assets	36,930	40,695
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,871	1,538
Enterprise software	2,728	2,096
Leasehold improvements	496	464

	5,095	4,098
Less – accumulated depreciation and amortization	(2,619)	(1,890)

Net equipment, enterprise software, and leasehold improvements	2,476	2,208
Operating lease right-of-use assets	4,617	—
Deferred income taxes	—	297
Non-current deposits	405	540
Goodwill, net of impairment	26,106	26,106
Intangible assets, net	20,050	22,738

Total assets	$90,584	$92,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,575	$4,575
Accounts payable	4,027	4,127
Accrued payroll and related costs	7,902	7,728
Current portion of operating lease liability	1,396	—
Other accrued liabilities	954	1,218
Deferred revenue	237	258

Total current liabilities	19,091	17,906

Long-term liabilities:
Long-term debt, less current portion, net	20,682	34,129
Contingent consideration liability	—	6,069
Long-term operating lease liability, less current portion	3,321	—
Long-term accrued income taxes	185	204
Long-term deferred income taxes	1,025	—

Total liabilities	44,304	58,308
Commitments and contingent liabilities (Note 8)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 250,000,000 shares authorized and 12,700,660 shares issued as of December 31, 2019 and 12,636,332 shares issued as of December 31, 2018	127	126
Additional paid-in-capital	21,939	20,829
Retained earnings	28,759	17,614
Accumulated other comprehensive income (loss)	(358)	(119)
Treasury stock, at cost; 1,646,420 shares as of December 31, 2019 and 1,643,846 shares as of December 31, 2018	(4,187)	(4,174)

Total shareholders’ equity	46,280	34,276

Total liabilities and shareholders’ equity	$90,584	$92,584

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Revenues	$193,574	$177,164	$147,882
Cost of revenues	145,593	134,636	116,253

Gross profit	47,981	42,528	31,629
Selling, general and administrative expenses:
Operating expenses	37,063	32,221	27,548
Impairment of goodwill	—	9,738	—
Revaluation of contingent consideration liability	(6,069)	(11,056)	—

Total selling, general and administrative expenses	30,994	30,903	27,548

Income from operations	16,987	11,625	4,081
Interest income (expense), net	(1,779)	(2,171)	(1,131)
Other income (expense), net	11	(40)	(2)

Income before income taxes	15,219	9,414	2,948
Income tax expense	4,074	2,723	1,322

Net income	$11,145	$6,691	$1,626

Earnings Per Share:
Basic	$1.01	$.61	$.16

Diluted	$.99	$.60	$.16

Weighted average common shares outstanding:
Basic	11,029	10,950	9,924

Diluted	11,232	11,161	9,998

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$11,145	$6,691	$1,626
Other comprehensive income (loss):
Net unrealized gain (loss) on interest rate swap contracts	(149)	96	21
Foreign currency translation adjustments	(129)	(207)	10

Total pretax net unrealized gain (loss)	(278)	(111)	31
Income tax expense (benefit)	(39)	25	7

Total other comprehensive income (loss), net of taxes	$(239)	$(136)	$24

Total comprehensive income	$10,906	$6,555	$1,650

The accompanying notes are an integral part of these Consolidated Financial Statements

MASTECH DIGITAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balances, December 31, 2016	$106	$13,810	$9,297	$(4,134)	$(7)	$19,072
Net income	—	—	1,626	—	—	1,626
Proceeds from issuance of common stock	18	5,982	—	—	—	6,000
Other comprehensive income, net of taxes	—	—	—	—	24	24
Stock-based compensation expense	—	381	—	—	—	381
Stock options exercised	2	68	—	—	—	70
Purchase of treasury stock	—	—	—	(20)	—	(20)

Balances, December 31, 2017	$126	$20,241	$10,923	$(4,154)	$17	$27,153

Net income	—	—	6,691	—	—	6,691
Other comprehensive (loss), net of taxes	—	—	—	—	(136)	(136)
Stock-based compensation expense	—	470	—	—	—	470
Stock options exercised	—	118	—	—	—	118
Purchase of treasury stock	—	—	—	(20)	—	(20)

Balances, December 31, 2018	$126	$20,829	$17,614	$(4,174)	$(119)	$34,276

Net income	—	—	11,145	—	—	11,145
Other comprehensive (loss), net of taxes	—	—	—	—	(239)	(239)
Stock-based compensation expense	—	936	—	—	—	936
Employee common stock purchases	1	167	—	—	—	168
Stock options exercised	—	7	—	—	—	7
Purchase of treasury stock	—	—	—	(13)	—	(13)

Balances, December 31, 2019	$127	$21,939	$28,759	$(4,187)	$(358)	$46,280

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES:
Net income	$11,145	$6,691	$1,626
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,434	3,182	1,942
Bad debt expense	80	10	10
Interest amortization of deferred financing costs	104	100	99
Stock-based compensation expense	936	470	381
Deferred income taxes, net	1,322	171	(234)
Impairment of goodwill	—	9,738	—
Revaluation of contingent consideration liability	(6,069)	(11,056)	—
Operating lease assets and liabilities, net	100	—	—
Loss on disposition of fixed assets	—	7	4
Long-term accrued income taxes	(19)	136	68
Working capital items:
Accounts receivable and unbilled receivables	5,648	(7,428)	(3,322)
Prepaid and other current assets	(386)	283	(618)
Accounts payable	(100)	(901)	1,685
Accrued payroll and related costs	174	(1,241)	472
Other accrued liabilities	(264)	(461)	1,000
Deferred revenue	(21)	(172)	234

Net cash flows provided by (used in) operating activities	16,084	(471)	3,347

INVESTING ACTIVITIES:
Acquisition of InfoTrellis, Inc. (net of cash acquired and issuance of contingent consideration)	—	—	(34,799)
Recovery of (payments for) non-current deposits	135	(285)	(8)
Capital expenditures	(1,014)	(771)	(1,127)

Net cash flows (used in) investing activities	(879)	(1,056)	(35,934)

FINANCING ACTIVITIES:
Borrowing (repayments) on revolving credit facility, net	(3,976)	4,526	5,364
Borrowing on term loan facility	—	—	30,500
(Repayments) on term loan facility	(9,575)	(4,003)	(7,253)
Proceeds from the issuance of common stock	168	—	6,000
Payment of deferred financing costs	—	(71)	(435)
Purchase of treasury stock	(13)	(20)	(20)
Proceeds from the exercise of stock options	7	118	70

Net cash flows provided by (used in) financing activities	(13,389)	550	34,226

Effect of exchange rate changes on cash and cash equivalents	(129)	(207)	10

Net change in cash and cash equivalents	1,687	(1,184)	1,649
Cash and cash equivalents, beginning of period	1,294	2,478	829

Cash and cash equivalents, end of period	$2,981	$1,294	$2,478

SUPPLEMENTAL DISCLOSURE:
Cash payments for interest expense	$1,780	$2,060	$925

Cash payments for income taxes	$2,634	$2,031	$1,506

NON-CASH TRANSACTIONS:
Capital expenditures in accounts payable	$—	$—	$312

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

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

Reflective of our 2017 acquisition of the services division of Canada-based InfoTrellis, Inc., we have added specialized capabilities in delivering data and analytics services to our customers globally. This business offers project-based consulting services in the areas of Data Management, Data Engineering and Data Science, with such services delivered using on-site and offshore resources.

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

See Note 2 “Revenue from Contracts with Customers” for further details.

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

The Allowance for Uncollectible Accounts was $338,000 and $408,000 at December 31, 2019 and 2018, respectively. There were $80,000, $10,000 and $10,000 of bad debt expense charges for the years ended December 31, 2019, 2018 and 2017, respectively, which amounts are reflected in the Consolidated Statements of Operations.

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

The Company implemented new enterprise software applications to its backbone systems environment. The Company has capitalized $0.6 million and $1.8 million, respectively, related to this endeavor for which the core system was placed in service on July 1, 2018. The Company started amortizing these costs commencing with this go-live implementation date.

Depreciation and amortization expense related to fixed assets totaled $746,000 $455,000 and $232,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

In 2019 and 2018, we performed quantitative impairment tests related to our June 2015 acquisition of Hudson Global Resources Management, Inc.’s U.S. IT staffing business (“Hudson IT”). The results of each of these testings indicated no impairment associated with the carrying amount of goodwill.

Additionally in 2019 and 2018, we performed quantitative impairment tests related to our July 2017 acquisition of InfoTrellis. The results of the 2019 testing indicated no impairment associated with the carrying amount of goodwill. The results of the 2018 testing indicated an impairment associated with the carrying amount of goodwill in 2018, and a goodwill impairment charge of $9.7 million was recorded in 2018 and is reflected in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations in Item 8, herein.

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

Leases

The Company adopted ASU No. 2016-02, “Leases (Topic 842)” on January 1, 2019 using the additional transition method noted in ASU 2018-11. The adoption of the new standard resulted in the Company recording a lease right-of-use asset and related lease liability of $5.7 million as of January 1, 2019. The cumulative effect of initially applying the new guidance had an immaterial impact on the opening balance of retained earnings. The Company does not expect the guidance to have a material impact on its consolidated net earnings in future periods. We elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry-forward the historical lease classification, among other things.

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

In 2017, the Company incurred an estimated one-time charge of $372,000 related to the enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”). This charge is related to the re-measurement of the Company’s deferred tax assets arising from a lower U.S. corporate tax rate of $294,000 and a $78,000 charge related to a one-time transition tax applicable to the new dividend exemption system related to foreign earnings. In 2018, the Company finalized this estimate, thus recording an additional expense of $86,000 related to the re-measurement of the Company’s deferred tax assets and a $165,000 charge related to a one-time transition tax applicable to the new dividend exemption system related to foreign earnings. No transition tax charges were incurred in 2019.

The TCJA also created a new requirement that certain income earned by foreign subsidiaries, known as global intangible low-tax income (“GILTI”), must be included in the gross income of their U.S. shareholder. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current-period expense when incurred. We have elected to treat the tax effect of GILTI as a current-period expense as incurred.

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. Accordingly, the Company has reported a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2019 and 2018, the Company provided $20,000 and $263,000 for uncertain tax positions, including interest and penalties, related to various federal and state income tax matters.

The Company’s 2015 federal income tax return was under audit by the Internal Revenue Service (“IRS”). In the fourth quarter 2019, the Company and the IRS agreed to certain adjustments related to the Company’s 2015 and 2016 income tax returns. The impact of this settlement on the Company’s tax provision in 2019 was not material.

Deferred Financing Costs

The Company capitalizes expenses directly related to securing its credit facilities. These deferred costs are amortized as interest expense over the term of the underlying facilities. Unamortized deferred financing costs are included as reductions in the long-term debt caption in the Consolidated Balance Sheets.

Contingent Consideration Liability

In connection with the InfoTrellis acquisition, the Company had an obligation to pay consideration that was contingent upon the achievement of specified earnings before interest and taxes objectives (“EBIT”). As of the acquisition date, the Company recorded a contingent consideration liability representing the estimated fair value of the contingent consideration that was expected to be paid. The fair value of the contingent consideration liability was estimated by utilizing a probability weighted simulation model to determine the fair value of contingent consideration. We re-measured this liability and recorded changes in the fair value when it was more likely than not that the future payments based on EBIT estimates had changed. Increases or decreases in the fair value of contingent consideration can result from changes in timing and amounts of revenue and earnings estimates.

In 2019 and 2018, the Company revalued the contingent consideration liability after determining that relevant conditions for payment of such liability were not satisfied. The revaluation resulted in a $6.1 million and $11.1 million reduction to the contingent consideration liability in 2019 and 2018, respectively, which is reflected in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations, in Item 8, herein. No contingent consideration liability remains outstanding as of December 31, 2019.

Segment Reporting

Subsequent to the July 13, 2017 InfoTrellis acquisition, the Company has two reportable segments, in accordance with ASC Topic 280 “Disclosures About Segments of an Enterprise and Related Information”: Data and Analytics Services (which segment represents the acquired InfoTrellis business); and IT Staffing Services.

Revenue Recognition

The Company recognizes revenue on time-and-material contracts over time as services are performed and expenses are incurred. Time-and-material contracts typically bill at an agreed upon hourly rate, plus out-of-pocket expense reimbursement. Out-of-pocket expense reimbursement amounts vary by assignment, but on average represent less than 2% of total revenues. Revenue is earned when the Company’s consultants are working on projects. Revenue recognition is negatively impacted by holidays and consultant vacation and sick days.

The Company recognizes revenue on fixed price contracts over time as services are rendered and uses a cost-based input method to measure progress. Determining a measure of progress requires management to make judgments that affect the timing of recognizing revenue. Under the cost-based input method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. The Company has determined that the cost-based input method provides a faithful depiction of the transfer of goods or services to the customer. Estimated losses are recognized immediately in the period in which current estimates indicate a loss. We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which may be refundable.

In certain situations related to client direct hire assignments, where the Company’s fee is contingent upon the hired resources’ continued employment with the client, revenue is not fully recognized until such employment conditions are satisfied.

Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 3,900,000 shares (adjusted for the 2018 two-for-one stock split) of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options are granted at an exercise price equal to the closing share price of the Company’s common stock at the grant date and generally vest over a three to five-year period.

In October 2018, the Board of Directors of the Company approved the Mastech Digital, Inc. 2019 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is intended to meet the requirements of Section 423 of the Code and required the approval of the Company’s shareholders to be qualified under Section 423 of the Code. On May 15, 2019, the Company’s shareholders approved the Stock Purchase Plan. Under the Stock Purchase Plan, 600,000 shares of Common Stock (subject to adjustment upon certain changes in the Company’s capitalization) are available for purchase by eligible employees who become participants in the Stock Purchase Plan. The purchase price per share is 85% of the lesser of (1) the fair market value per share of Common Stock on the first day of the offering period, or (ii) the fair market value per share of Common Stock on the last day of the offering period.

The Company accounts for stock-based compensation expense in accordance with ASC Topic 718 “Share-based Payments” which requires us to measure all share-based payments based on their estimated fair value and recognize compensation expense over the requisite service period. The fair value of our stock options and shares issued under the Company’s Stock Purchase Plan is determined at the date of grant using the Black-Scholes option pricing model.

Treasury Stock

The Company maintained a stock repurchase program which expired on December 22, 2016. Under the program, the Company made treasury stock purchases in the open market, subject to market conditions and normal trading restrictions. Upon expiration, the program was not extended by the Company’s Board of Directors. Additionally, the Company makes stock purchases from time to time to satisfy employee tax obligations related to its Stock Incentive Plan. At December 31, 2019 and 2018, the Company held 1.6 million shares in its treasury at a cost of approximately $4.2 million.

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

Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842)”. The main difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements”. The amendments in these ASUs clarify narrow aspects of the guidance issued in ASU No. 2016-02 “Leases (Topic 842)” and provide an additional transition method to adopt the new leases standard. The new transition method allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB issued ASU 2018-20, “Narrow-Scope Improvements for Lessors”. The amendments in this ASU clarify how lessors account for sales tax, certain lessor costs and variable payments. In March 2019, the FASB issued ASU No. 2019-01, “Leases (Topic 842) Codification Improvements”. The amendments in this ASU clarify fair value determinations by certain lessors, provide guidance on statement of cash flow disclosure for certain leases, and provide an exception to prior period comparative disclosure requirements for transition reporting. These ASUs are effective for annual and interim periods beginning after December 15, 2018 and 2019 with early adoption permitted. The Company adopted the new Lease guidance on January 1, 2019 using the additional transition method noted in ASU 2018-11. The adoption of the new standard resulted in the Company recording a lease asset and related lease liability of $5.7 million as of January 1, 2019. The cumulative effect of initially applying the new guidance had an immaterial impact on the opening balance of retained earnings. The Company does not expect the guidance to have a material impact on its consolidated net earnings in future periods. Additional disclosures have been included in Note 4 in accordance with the requirements of the new guidance.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. Consequently, the amendments eliminate the stranded tax effects resulting from this Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted this ASU on January 1, 2019 with no material impact on its consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740)”. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending other areas of Topic 740. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2020. Early adoption is permitted. The Company does not expect this ASU to have a material impact on its financial statements.

A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, management has not yet determined the effect, if any that the implementation of such proposed standards would have on the Company’s consolidated financial statements.

2.	Revenue from Contracts with Customers

As of January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers,” using the modified retrospective method. The core principle of this standard is that a company should recognize revenue to depict the transfer of promised services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those services. The implementation of this standard had no impact on the measurement of recognition of revenue of prior periods and we expect the impact of this new standard to be immaterial to us on an ongoing basis. Additional disclosures have been added in accordance with the ASU.

The Company recognizes revenue on time-and-material contracts over time as services are performed and expenses are incurred. Time-and-material contracts typically bill at an agreed-upon hourly rate, plus out-of-pocket expense reimbursement. Out-of-pocket expense reimbursement amounts vary by assignment, but on average represent less than 2% of total revenues. Revenue is earned on a per transaction or labor hour basis, as that amount directly corresponds to the value of the Company’s performance. Revenue recognition is negatively impacted by holidays and consultant vacation and sick days.

In certain situations related to client direct hire assignments, where the Company’s fee is contingent upon the hired resources continued employment with the client, revenue is not fully recognized until such employment conditions are satisfied.

The Company recognizes revenue on fixed price contracts over time as services are rendered and uses a cost-based input method to measure progress. Determining a measure of progress requires management to make judgments that affect the timing of revenue recognized. Under the cost-based input method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. The Company has determined that the cost-based input method provides a faithful depiction of the transfer of goods or services to the customer. Estimated losses are recognized immediately in the period in which current estimates indicate a loss. We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which may be refundable.

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

The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Years Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Data and Analytics Services Segment
Time-and-material Contracts	$18,732	$18,919	$7,755
Fixed-price Contracts	7,931	4,884	1,430

Subtotal Data and Analytics Services	$26,663	$23,803	$9,185

IT Staffing Services Segment
Time-and-material Contracts	$166,911	$153,361	$138,594
Fixed-price Contracts	—	—	103

Subtotal IT Staffing Services	$166,911	$153,361	$138,697

Total Revenues	$193,574	$177,164	$147,882

The Company had one client that exceeded 10% of total revenues in 2019 and 2018 (CGI = 11.3% and 12.8%, respectively). The Company had two clients that exceeded 10% of total revenues in 2017 (CGI=12.6% and Accenture PLC=10.7%). Additionally, CGI accounted for 10.3% and 17.9% of the Company’s accounts receivable balance at December 31, 2019 and 2018, respectively.

The Company’s top ten clients represented approximately 45%, 47% and 47% of total revenues in 2019, 2018 and 2017, respectively.

The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Years Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
United States	$188,710	$172,610	$145,513
Canada	2,918	3,125	1,729
India and Other	1,946	1,429	640

Total	$193,574	$177,164	$147,882

3.	Business Combinations

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

Under the terms of the Purchase Agreements, the Company Entities paid at the closing of the acquisition $35.75 million in cash, less certain working capital adjustments which totaled $861,000. The Purchase Agreements also provided for contingent consideration of $19.25 million in deferred cash payments, with up to $8.25 million payable if the EBIT of the Acquired Business for the 12-month period beginning on August 1, 2017 (the “Actual Year 1 EBIT”) equals $10.0 million and up to $11.0 million payable if the EBIT of the

Acquired Business for the 12-month period beginning on August 1, 2018 (the “Actual Year 2 EBIT”) equals $10.7 million. The deferred amount payments were subject to adjustments under the terms of the Purchase Agreements based upon, among other items, the amount of the Actual Year 1 EBIT and the amount of the Actual Year 2 EBIT.

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

The following table summarizes the fair value of consideration for the Acquired Business on the July 13, 2017 closing date:

(in thousands)	Amounts
Cash purchase price at closing	$35,750
Working capital adjustments	(861)
Estimated payout of contingent consideration (1)	17,125

Total Fair Value of Consideration	$52,014

(1)	Based on a valuation conducted by an independent third party, the fair value of contingent consideration at the closing date was determined to be $17,125,000.

The cash purchase price at closing was paid with funds obtained from the following sources:

(in thousands)	Amounts
Cash balances on hand	$341
Sale of common stock in a private placement transactions	6,000
Term loan debt facility	30,500
Revolving line of credit	9,000
Payoff of Mastech Digital’s previous credit facility	(10,091)

Cash paid at Closing	$35,750

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

The Company incurred $2.0 million of transaction expenses related to the acquisition in 2017. In 2018 and 2019, the Company reversed transaction expenses of $140,000 and $110,000, respectively that did not materialize. This credit expense related to investment banker fees that were tied to the contingent consideration liability. These expenses are included in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Included in the Consolidated Statement of Operations for year ended December 31, 2017 are revenues of $9.2 million and net income of approximately $1.1 million applicable to the InfoTrellis operations from our July 13, 2017 acquisition date through December 31, 2017.

The following reflects the Company’s unaudited pro forma results had the results of InfoTrellis been included from January 1, 2017 for all periods presented:

	Years Ended December 31,
	2019	2018	2017
	(Amounts in thousands, except per share data)
Revenue	$193,574	$177,164	$158,785
Net income	$11,145	$6,691	$2,388
Earnings per share—diluted	$.99	$.60	$.22

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

A reconciliation of the beginning and ending amounts of goodwill by operating segment for the three years ended December 31, 2019 is as follows:

	Years Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
IT Staffing Services:
Beginning balance	$8,427	$8,427	$8,427
Goodwill recorded	—	—	—
Impairment	—	—	—

Ending balance	$8,427	$8,427	$8,427

	Years Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Data and Analytics:
Beginning balance	$17,679	$27,417	$—
Goodwill recorded	—	—	27,417
Impairment	—	(9,738)	—

Ending balance	$17,679	$17,679	$27,417

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of December 31, 2019 and 2018:

	As of December 31, 2019
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$3,027	$4,972
Covenant-not-to-compete	5	319	290	29
Trade name	3	249	249	—

Data and Analytics Services:
Client relationships	12	16,671	3,415	13,256
Covenant-not-to-compete	5	761	374	387
Trade name	5	1,221	600	621
Technology	7	1,209	424	785

Total Intangible Assets		$28,429	$8,379	$20,050

	As of December 31, 2018
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$2,361	$5,638
Covenant-not-to-compete	5	319	226	93
Trade name	3	249	249	—

Data and Analytics Services:
Client relationships	12	16,671	2,025	14,646
Covenant-not-to-compete	5	761	222	539
Trade name	5	1,221	356	865
Technology	7	1,209	252	957

Total Intangible Assets		$28,429	$5,691	$22,738

Amortization expense for the years ended December 31, 2019, 2018 and 2017 totaled $2.7 million, $2.7 million and $1.7 million, respectively and is included in selling, general and administrative expenses in the Consolidated Statement of Operations.

The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2020 through 2024 is as follows:

	Years Ended December 31,
	2020	2021	2022	2023	2024
	(Amounts in thousands)
Amortization expense	$2,654	$2,625	$2,443	$2,229	$2,149

5.	Cash and Cash Equivalents

The Company had cash and cash equivalents consisting of cash balances on hand and money market funds that totaled $3.0 million at December 31, 2019 and $1.3 million at December 31, 2018. There were no restrictions on the Company’s cash balances during the periods presented.

6.	Credit Facility

On July 13, 2017, the Company entered into a Credit Agreement (the “Credit Agreement”) with PNC Bank, as administrative agent, swing loan lender and issuing lender, PNC Capital Markets LLC, as sole lead arranger and sole book-runner, and certain financial institution parties thereto as lenders (the “Lenders”). The Credit Agreement provides for a total aggregate commitment of $60 million, consisting of (i) a revolving credit facility (the “Revolver”) in an aggregate principal amount not to exceed $22.5 million (subject to increase by up to an additional $10 million upon satisfaction of certain conditions); (ii) a $30.5 million term loan facility (the “Term Loan”); and a (iii) $7.0 million delayed draw term loan facility (the “Delayed Draw Term Loan”), as more fully described in Exhibit 10.1 to the Company’s Forms 8-K, filed with the SEC on July 19, 2017 and April 25, 2018.

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

Amounts borrowed under the Term Loan are required to be repaid in consecutive quarterly installments through and including July 1, 2022 and on the maturity date of July 13, 2022. The principal amount of each quarterly installment payable on the Term Loan equals the product of $30.5 million, multiplied by (i) 3.75% for quarterly installments payable through and including July 1, 2021; and (ii) 5.00% for quarterly installments payable on October 1, 2021 through and including the maturity date, with the maturity date payment equal to the outstanding amount of the loan on that date. The Delayed Draw Term Loan was not accessed and was cancelled effective July 2019.

Borrowings under the revolver and the term loan, at the Company’s election, bear interest at either (a) the higher of PNC’s prime rate or the federal funds rate plus 0.50%, plus an applicable margin determined based upon the Company’s senior leverage ratio or (b) an adjusted London Interbank Offered Rate (“LIBOR”), plus an applicable margin determined based upon the Company’s senior leverage ratio. The applicable margin on the base rate is between 0.50% and 1.25% on revolver borrowings and between 1.75% and 2.50% on term loans. The applicable margin on the adjusted LIBOR is between 1.50% and 2.25% on revolver borrowings and between 2.75% and 3.50% on term loans. A 20 to 30 basis point per annum commitment fee on the unused portion of the revolver facility is charged and due monthly in arrears. The applicable commitment fee is determined based upon the Company’s senior leverage ratio.

The Company pledged substantially all of its assets in support of the Credit Agreement. The credit agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the credit agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of December 31, 2019, the Company was in compliance with all provisions under the facility.

In connection with securing the commitments under the Credit Agreement and the April 20, 2018 amendment to the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $506,000, which were capitalized and are being amortized as interest expense over the life of the facility. Deferred financing costs of $263,000 and $367,000 (net of amortization) as of December 31, 2019 and December 31, 2018, respectively, are presented as reductions in long-term debt in the Company’s Consolidated Balance Sheets.

As of December 31, 2019 and 2018, the Company’s outstanding borrowings under the Revolver totaled $9.5 million and $13.6 million, respectively; and unused borrowing capacity available was approximately

$13.0 million and $9.0 million, respectively. The Company’s outstanding borrowings under the term loan were $16.0 million and $25.5 million at December 31, 2019 and 2018, respectively. In the fourth quarter of 2019, the Company early paid $5.0 million of the term loan with a corresponding increase to the Revolver as the term loan accrues interest at a higher rate than the Revolver. The Company may make another early payment on the term loan of approximately $4.0 million in the first quarter of 2020. The Company believes the eligible borrowing base on the revolver will not fall below current outstanding borrowings for a period of time exceeding one year and has classified the $9.5 million net outstanding debt balance at December 31, 2019 as long-term.

As of December 31, 2019, the annual aggregate maturities of our outstanding debt (exclusive of deferred financing costs amortization) during each of the next five years are as follows:

Total Amount
(Amounts in thousands)
2020	$4,575
2021	4,956
2022	15,989
2023	—
2024	—

Total	$25,520

7.	Leases

The Company rents certain office facilities and equipment under noncancelable operating leases. Approximately 88,000 square feet of office space is utilized for the Company’s sales and recruiting offices, delivery centers, and corporate headquarters as of December 31, 2019. All of our leases are classified as operating leases. The average initial lease term is approximately five years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from less than one year to 4.7 years with an average of two years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

The Company adopted ASU No. 2016-02, “Leases (Topic 842)” on January 1, 2019 using the additional transition method noted in ASU 2018-11. The adoption of the new standard resulted in the Company recording a lease right-of-use asset and related lease liability of $5.7 million as of January 1, 2019. The cumulative effect of initially applying the new guidance had an immaterial impact on the opening balance of our retained earnings. The Company does not expect the guidance to have a material impact on its consolidated net earnings in future periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry-forward the historical lease classification, among other things.

The following table summarizes the balance sheet classification of the lease asset and related lease liability:

December 31, 2019
( in thousands)
Assets:
Long-term operating lease right-of-use assets	$4,617

Liabilities:
Short-term operating lease liability	$1,396
Long-term operating lease liability	3,321

Total Liabilities\	$4,717

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of December 31, 2019
( in thousands)
2020	$1,615
2021	1,144
2022	1,118
2023	1,098
2024	288
Thereafter	—

Total	$5,263
Less: Imputed interest	(546)

Present value of operating lease liabilities	$4,717

The weighted average discount rate used to calculate the present value of future lease payments was 5.4%.

We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the years ended December 31, 2019, 2018 and 2017, totaled $1.6 million, $1.4 million and $1.2 million, respectively.

8.	Commitment and Contingencies

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S.-based salaried employees. Concurrent with the acquisition of Hudson IT, the Company expanded employee eligibility under the Retirement Plan to include all U.S. based W-2 hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. For Hudson IT employees enrolled in the Hudson Employee Retirement Savings Plan at the acquisition date, the Company provides a matching contribution of 50% of the first 6% of the participant’s contributed pay, subject to vesting based on their combined tenure with Hudson and Mastech. For all other employees, the Company did not provide for any matching contributions for the three years ended December 31, 2019. Mastech’s total contributions to the Retirement Plan related to the qualified Hudson IT employees totaled $55,000, $79,000 and $89,000 for the three years ended December 31, 2019, 2018 and 2017, respectively. Effective January 2020, the Company eliminated the 401(k) match for Hudson IT employees.

10.	Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 3,900,000 shares (adjusted for the 2018 two-for-one stock split) of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. As of December 31, 2019, the Company had 3,180,000 outstanding and/or exercised stock options, 260,000 vested performance shares and 243,000 outstanding and/or released restricted stock units that were issued under the Plan. Thus, as of December 31, 2019, the Company has 217,000 shares available for future grants under the Plan.

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

Following is a summary of the Company’s stock option activity for the three years ended December 31, 2019:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2016	890,000	$2.80
Granted	—	—
Exercised	(180,000)	0.43
Cancelled / forfeited	(36,000)	2.90

Outstanding at December 31, 2017	674,000	3.43
Granted	495,000	6.72
Exercised	(52,000)	2.08
Cancelled / forfeited	(6,000)	3.20

Outstanding at December 31, 2018	1,111,000	4.95
Granted	683,000	6.48
Exercised	(6,000)	1.18
Cancelled / forfeited	(67,000)	6.35

Outstanding at December 31, 2019	1,721,000	$5.52

As of December 31, 2019, the Company’s outstanding “in the money” stock options using the year-end share price of $11.07 had an aggregate intrinsic value of $9.6 million. As of December 31, 2019, the intrinsic value of vested stock options totaled $3.0 million. The total intrinsic value of options exercised during 2019, 2018 and 2017 totaled $44,000, $373,000 and $522,000, respectively. The measurement date fair value of stock options vested during 2019, 2018 and 2017 totaled $529,000, $228,000 and $198,000, respectively.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of December 31, 2019:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.01 to $4.00	610,000	6.2	$3.55
$4.01 to $6.00	130,000	9.6	5.65
$6.01 to $8.00	981,000	8.7	6.72

	1,721,000	7.9	$5.52

Range of Exercise Prices:	Options Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$2.01 to $4.00	343,000	6.2	$3.58
$4.01 to $6.00	—	—	—
$6.01 to $8.00	92,000	8.3	6.75

	435,000	6.7	$4.25

Stock options of 683,000 units were issued during the year ended December 31, 2019 and vest over a five year period. Stock options of 495,000 units were issued during the year ended December 31, 2018 and vest over a five year period. No stock options were issued for the year ended December 31, 2017. The Company used the following average assumptions with respect to the Black-Scholes option pricing model for Mastech Digital stock options issued during 2019 and 2018.

	Years Ended December 31,
	2019	2018	2017
Stock option grants:
Weighted-average risk-free interest rate	2.4%	2.8%	—
Weighted-average dividend yield	0.0%	0.0%	—
Expected volatility	49.7%	50.6%	—
Expected term (in years)	5.0	5.0	—
Weighted-average fair value	$2.95	$3.15	$—

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

Expected term – Mastech Digital’s expected term was based on the exercise history of our employees and the vesting term of our stock options.

Following is a summary of Mastech’s restricted stock activity for the three years ended December 31, 2019:

	Years Ended December 31,
	2019	2018	2017
Beginning outstanding balance	34,380	30,500	65,110
Awarded	16,365	25,380	—
Released	(17,460)	(21,500)	(34,610)
Forfeited	—	—	—

Ending outstanding balance	33,285	34,380	30,500

The aggregate intrinsic value of restricted stock units outstanding at December 31, 2019 was $368,000. The total intrinsic value of restricted shares released during 2019 totaled $111,000.

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

During the year ended December 31, 2019, the Company issued 40,500 shares under the Stock Purchase Plan at an average share of $4.11. At December 31, 2019, there were 559,500 shares available for purchases under the Plan.

The Company’s eligible full-time employees are able to contribute up to 15% of their base compensation into the employee stock purchase plan, subject to an annual limit of $25,000 per person. Employees are able to purchase Company common stock at a 15% discount to the lower of the fair market value of the Company’s common stock on the initial or final trading dates of each six-month offering period. Offering periods begin on January 1 and July 1 of each year. The Company uses the Black-Scholes option pricing model to determine the fair value of employee stock purchase plan share-based payments. The fair value of the six-month “look-back” option in the Company’s employee stock purchase plans is estimated by adding the fair value of $0.15 of one share of stock to the fair value of $0.85 of an option on one share of stock. The Company utilized U.S. Treasury yields as of the grant date for its risk-free interest rate assumption, matching the Treasury yield terms to the six-month offering period. The Company utilized historical company data to develop its dividend yield and expected volatility assumptions.

Stock-based compensation expense of $936,000, $470,000 and $381,000 was recognized in the Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017, respectively. The Company has recognized related tax benefits associated with its share-based compensation arrangements for the years ended December 31, 2019, 2018, and 2017 of $252,000, $128,000, and $141,000, respectively. As of December 31, 2019, the total remaining unrecognized compensation expense related to non-vested stock options totaled $3.0 million and the total remaining unrecognized compensation expense related to restricted stock units amounted to $133,000 which will be amortized over the weighted-average remaining requisite service period of 3.6 years.

11.	Income Taxes

The components of income before income taxes as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Income before income taxes:
Domestic	$6,787	$7,520	$1,875
Foreign	8,432	1,894	1,073

Income before income taxes	$15,219	$9,414	$2,948

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

The provision for income taxes, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Current provision:
Federal	$1,555	$1,494	$1,101
State	406	273	159
Foreign	751	807	276

Total current provision	2,712	2,574	1,536

Deferred provision:
Federal	(13)	317	(205)
State	(4)	96	(73)
Foreign	1,379	(264)	64

Total deferred provision	1,362	149	(214)

Total provision for income taxes	$4,074	$2,723	$1,322

The reconciliation of income taxes computed using our statutory U.S. income tax rate and the provision for income taxes for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Years Ended December 31,
(Amounts in thousands)	2019		2018		2017
Income taxes computed at the federal statutory rate	$3,196	21.0%	$1,977	21.0%	$1,002	34.0%
State income taxes, net of federal tax benefit	404	2.7	387	4.1	116	3.9
Excess tax benefits from stock options/restricted shares	(9)	(0.1)	(93)	(1.0)	(140)	(4.7)
Estimated charge for U.S. tax reform	—	—	251	2.7	372	12.6
Charge for global intangible low-taxed income (“GILTI”)	69	0.5	—	—	—	—
Difference in tax rate on foreign earnings/other	414	2.7	201	2.1	(28)	(1.0)

	$4,074	26.8%	$2,723	28.9%	$1,322	44.8%

The components of the deferred tax assets and liabilities were as follows:

	At December 31,
	2019	2018
	(Amounts in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$88	$109
Accrued vacation and bonuses	315	228
Stock-based compensation expense	396	194
Acquisition-related transaction costs	414	507

Total deferred tax assets	1,213	1,038

Deferred tax liabilities:
Prepaid expenses	221	186
Depreciation, intangibles and contingent consideration	2,017	555

Total deferred tax liabilities	2,238	741

Net deferred tax asset (liability)	$(1,025)	$297

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, for the three years ended December 31, 2019 is as follows:

	Years Ended December 31,
(Amounts in thousands)	2019	2018	2017
Unrecognized tax benefits, beginning balance	$263	$95	$128
Additions related to current period	—	208	—
Additions related to prior periods	—	—	—
Reductions related to prior periods	(243)	(40)	(33)

Unrecognized tax benefits, ending balance	$20	$263	$95

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2019, 2018 and 2017, the Company had $5,000, $10,000 and $12,000, respectively, accrued for interest and penalties.

12.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

Concurrent with the Company’s July 13, 2017 borrowings under its new credit facility, the Company entered into a 44–month interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. Under the swap contracts, the Company pays interest at a fixed rate of 1.99% and receives interest at a variable rate equal to the daily U.S. LIBOR on an initial notional amount of $15.0 million. Notional amounts were $10.3 million and $12.6 million at December 31, 2019 and 2018, respectively. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of interest-rate swap contracts deemed ineffective are recognized in the Consolidated Statements of Operations as interest expense. Prior to July 13, 2017, the Company had outstanding interest-rate swap contracts related to term loan borrowings under the Company’s previous credit agreement. The fair value of the interest-rate swap contracts at December 31, 2019 and 2018 was a liability of $43,000 and an asset of $106,000, respectively, and is reflected in the Consolidated Balance Sheets as other current liabilities in 2019 and other current assets in 2018.

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (“OCI”) for the year ended December 31, 2019 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income	Location of Gain / (Loss) reclassified in Income on Derivatives	Amount of Gain /(Loss) recognized in Income on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)

Interest-Rate
Swap
Contracts	$(149)	Interest Expense	$32	Interest Expense	$—

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (“OCI”) for the year ended December 31, 2018 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income	Location of Gain / (Loss) reclassified in Income on Derivatives	Amount of Gain /(Loss) recognized in Income on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)

Interest-Rate
Swap
Contracts	$96	Interest Expense	$(2)	Interest Expense	$—

Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets (in thousands):

	December 31, 2019		December 31, 2018
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest-Rate Swap Contracts	Other Current Liabilities	$43	Other Current Assets	$106

The estimated amount of pretax (loss) as of December 31, 2019 that is expected to be reclassified from other comprehensive income into earnings, within the next 12 months is approximately ($16,000).

13.	Shareholders’ Equity

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

The Company purchased 2,574 and 2,574 shares in 2019 and 2018 at an average price of $5.05 and $8.01, respectively to satisfy employee tax obligations related to its Stock Incentive Plan. These shares were not acquired pursuant to any publicly announced purchase program.

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

For the years ended December 31, 2019, 2018 and 2017, there were 518,000, 141,000 and nil anti-dilutive stock options that were excluded from the computation of diluted earnings per share, respectively.

The following table sets forth the denominators of the basic and diluted EPS computations.

	Years Ended December 31,
(Amounts in thousands)	2019	2018	2017
Weighted-average shares outstanding:
Basic	11,029	10,950	9,924
Stock options and restricted share units	203	211	74

Diluted	11,232	11,161	9,998

The following table sets forth the computation of basic EPS utilizing net income and the Company’s weighted-average common stock outstanding:

	Years Ended December 31,
(Amounts in thousands, except per share data)	2019	2018	2017
Net income	$11,145	$6,691	$1,626
Basic weighted-average shares outstanding	11,029	10,950	9,924

Basic EPS	$1.01	$.61	$.16

The following table sets forth the computation of diluted EPS utilizing net income and the Company’s weighted-average common stock outstanding plus the weighted-average of stock options, restricted shares and performance shares:

	Years Ended December 31,
(Amounts in thousands, except per share data)	2019	2018	2017
Net income	$11,145	$6,691	$1,626
Diluted weighted-average shares outstanding	11,232	11,161	9,998

Diluted EPS	$.99	$.60	$.16

15.	Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Foreign Currency Translation Adjustments	Derivative Financial Instruments Designated as Cash Flow Hedges	Total
(in thousands)
Balance at December 31, 2016	$—	$(7)	$(7)
Gain arising during the period	10	77	87
Reclassification to earnings for (loss) realized	—	(56)	(56)
Income tax (expense)	—	(7)	(7)

Net other comprehensive income – Year 2017	10	14	24

Balance at December 31, 2017	$10	$7	$17
Gain (loss) arising during the period	(207)	98	(109)
Reclassification to earnings for (loss) realized	—	(2)	(2)
Income tax (expense)	—	(25)	(25)

Net other comprehensive income (loss) – Year 2018	(207)	71	(136)

Balance at December 31, 2018	$(197)	$78	$(119)
(Loss) arising during the period	(129)	(181)	(310)
Reclassification to earnings for gains realized	—	32	32
Income tax benefit	—	39	39

Net other comprehensive (loss) – Year 2019	(129)	(110)	(239)

Balance at December 31, 2019	$(326)	$(32)	$(358)

Generally, the assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. For those operations, changes in exchange rates generally do not affect cash flows; therefore, resulting translation adjustments are made in shareholders’ equity rather than in net income.

See Note 12 for information regarding hedging activities.

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

•	Level 3 – Inputs are unobservable that are supported by little or no market activity.

The following table summarizes the basis used to measure financial assets and (liabilities) at fair value on a recurring basis:

	Fair Value as of December 31, 2019
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$(43)	$—	$(43)
Contingent consideration liabilities	$—	$—	$—	$—

	Fair Value as of December 31, 2018
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$106	$—	$106
Contingent consideration liabilities	$—	$—	$(6,069)	$(6,069)

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

In 2019 and 2018, the Company revalued the contingent consideration liability after determining that relevant conditions for payment of such liability were not satisfied. The revaluation resulted in a $6.1 million and $11.1 million reduction to the contingent consideration liability in 2019 and 2018, respectively, which is reflected in selling and administrative expenses in the Company’s Consolidated Statements of Operations, in Item 8 herein.

The following table provides information regarding changes in the Company’s Level 3 fair values for the contingent consideration liability for the three years ended December 31, 2019:

	Years Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Beginning balance	$6,069	$17,125	$—
Contingent consideration incurred	—	—	17,125
Payments made	—	—	—
Revaluation	(6,069)	(11,056)	—

Ending balance	$—	$6,069	$17,125

At December 31, 2019 and December 31, 2018, the Company carried the following financial assets (liabilities) at fair value measured on a non-recurring basis (in thousands):

	Fair Value as of December 31, 2018
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Goodwill	$—	$—	$26,106	$26,106

During the year ended December 31, 2018, the Company recorded a goodwill impairment related to the InfoTrellis acquisition of $9.7 million. No impairment was incurred in the year ended December 31, 2019.

17.	(Unaudited) Quarterly Financial Information (Amounts in thousands, except per share data):

	Revenues	Gross Profit	Net Income	Earnings Per Share
Year Ended December 31, 2019				Basic	Diluted
First quarter	$45,199	$10,835	$964	$.09	$.09
Second quarter	48,472	12,054	5,958	.54	.53
Third quarter	49,543	12,329	1,949	.18	.17
Fourth quarter	50,360	12,763	2,274	.21	.20

Annual	$193,574	$47,981	$11,145	$1.01	$.99

	Revenues	Gross Profit	Net Income	Earnings Per Share
Year Ended December 31, 2018				Basic	Diluted
First quarter	$43,333	$10,261	$1,380	$.13	$.12
Second quarter	44,894	10,892	2,817	.26	.25
Third quarter	44,292	10,710	1,620	.15	.14
Fourth quarter	44,645	10,665	874	.08	.08

Annual	$177,164	$42,528	$6,691	$.61	$.60

18.	Business Segments and Geographic Information

Our reporting segments are: 1) Data and Analytics Services; and 2) IT Staffing Services.

The data and analytics services segment was acquired through the July 13, 2017 acquisition of the services division of Canada-based InfoTrellis, Inc. This segment is a project-based consulting services business with specialized capabilities in data management and analytics. The business is marketed as Mastech InfoTrellis and utilizes a dedicated sales team with deep subject matter expertise. Mastech InfoTrellis has offices in Atlanta, Georgia, Toronto, Canada and Austin, Texas and a global delivery center in Chennai, India. Project-based delivery reflects a combination of on-site resources and offshore resources. Assignments are secured on both a time and material and fixed price basis.

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

Below are the operating results of our reporting segments:

	At December 31,
	2019	2018	2017
	(Amounts in thousands)
Revenues:
Data and analytics services	$26,663	$23,803	$9,185
IT staffing services	166,911	153,361	138,697

Total revenues	$193,574	$177,164	$147,882

Gross Margin %:
Data and analytics services	46.7%	44.0%	44.8%
IT staffing services	21.3%	20.9%	19.8%

Total gross margin %	24.8%	24.0%	21.4%
Segment operating income:
Data and analytics services	$5,495	$5,710	$2,531
IT staffing services	8,001	7,184	5,279

Subtotal	13,496	12,894	7,810
Amortization of acquired intangible assets	(2,688)	(2,727)	(1,710)
Revaluation of contingent consideration liability	6,069	11,056	—
Goodwill impairment	—	(9,738)	—
Acquisition-related transaction expenses	110	140	(2,019)
Interest expenses and other, net	(1,768)	(2,211)	(1,133)

Income before income taxes	$15,219	$9,414	$2,948

Below is a reconciliation of total assets, depreciation and amortization and capital expenditures by segment:

	Total Assets			Depreciation & Amortization			Capital Expenditures
Amounts in thousands	2019	2018	2017	2019	2018	2017	2019	2018	2017
Data and Analytics Services	$41,527	$43,182	$53,683	$2,078	$2,051	$925	$203	$175	$11
IT Staffing Services	49,057	49,402	44,921	1,356	1,131	1,017	811	596	1,428

Total	$90,584	$92,584	$98,604	$3,434	$3,182	$1,942	$1,014	$771	$1,439

Below is geographic information related to our revenues from external customers and fixed assets, net (equipment, enterprise software and leasehold improvements):

	Revenues			Equipment, Enterprise Software and Leasehold Improvements, net
Amounts in thousands	2019	2018	2017	2019	2018	2017
United States	$188,710	$172,610	$145,513	$2,095	$1,956	$1,730
Canada	2,918	3,125	1,729	8	17	19
India and Other	1,946	1,429	640	373	235	150

Total	$193,574	$177,164	$147,882	$2,476	$2,208	$1,899

19.	Subsequent Event

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business. However, if the pandemic continues to evolve into a severe worldwide health crisis, the disease could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based upon this assessment, management has concluded and hereby reports that the Company’s internal control over financial reporting was effective as of December 31, 2019.

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

Information required by this Item, not set forth below, is incorporated herein by reference from the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for May 13, 2020, which will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2019 (the “Proxy Statement”) under the headings “Proposal No. 1 – Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Committees and Meetings”.

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

The following Consolidated Financial Statements of the registrant and its subsidiaries are included on pages 43 to 77 and the report of Independent Registered Public Accounting Firm is included on page 42 in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets – December 31, 2019 and 2018.

Consolidated Statements of Operations – Years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Comprehensive Income – Years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Cash Flows – Years ended December 31, 2019, 2018 and 2017.

Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedules

The following Consolidated Financial Statement schedules shown below should be read in conjunction with the Consolidated Financial Statements on pages 43 to 77 in this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or notes thereto.

The following items appear immediately on the following page:

Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017.

3.	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

MASTECH DIGITAL, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(Amounts in thousands)

	Balance at beginning of period	Charged to expense (credited)	Recoveries/ (Write-offs)	Balance at end of period
Allowance for Doubtful Accounts:
Year ended December 31, 2019	$408	$80	$(150)	$338
Year ended December 31, 2018	398	10	—	408
Year ended December 31, 2017	388	10	—	398

Exhibit	Index Description Exhibit

2.1**	Asset Purchase Agreement, dated as of May 8, 2015, by and among Hudson Global, Inc., Hudson Global Resources Management, Inc. and Mastech, Inc., incorporated by reference to Exhibit 2.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 11, 2015

2.2**	Asset Purchase Agreement, dated July 7, 2017, by and among Mahmood Abbas, Zahid Naeem, Sachin Wadhwa, Infotrellis Inc. and Mastech InfoTrellis Digital, Ltd., incorporated by reference to Exhibit 2.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

2.3**	Asset Purchase Agreement, dated July 7, 2017, by and among Mahmood Abbas, Zahid Naeem, Sachin Wadhwa, Infotrellis Inc. and Mastech InfoTrellis, Inc., incorporated by reference to Exhibit 2.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

2.4**	Share Purchase Agreement, dated July 7, 2017, by and amongst Mastech Digital Data, Inc., 2291496 Ontario Inc., InfoTrellis India Private Limited, Mastech Digital Private Limited and Kumaran Sasikanthan, incorporated by reference to Exhibit 2.3 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

3.1	Amended and Restated Articles of Incorporation of Mastech Digital, Inc., incorporated by reference to Exhibit 3.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on September 12, 2016

3.2	Amended and Restated Bylaws of Mastech Digital, Inc., incorporated by reference to Exhibit 3.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on September 12, 2016

4.1	Form of Common Stock Certificate of Mastech Digital, Inc., incorporated by reference to Exhibit 4.1 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

4.2	Registration Rights Agreement, dated July 13, 2017, by and between Mastech Digital, Inc., Ashok Trivedi, as trustee of the Ashok K. Trivedi Revocable Trust, and Sunil Wadhwani, as trustee of The Revocable Declaration of Trust of Sunil Wadhwani, incorporated by reference to Exhibit 4.1 to Mastech Digital, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017

4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

10.1†	Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), effective as of May 14, 2014, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2016

10.2†	Amendment to Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), executed May 18, 2016, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2016

10.3†	Second Amendment to Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), executed May 16, 2018, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 18, 2018

10.4†	Third Amendment to Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), executed May 15, 2019, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 15, 2019

10.5	Credit Agreement, dated July 13, 2017, by and among Mastech Digital, Inc., certain subsidiaries of Mastech Digital, Inc., PNC Bank, National Association, as administrative agent, swing loan lender and issuing lender, PNC Capital Markets LLC, as sole lead arranger and sole bookrunner, and certain financial institutions party thereto as lenders, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 19, 2017

Exhibit	Index Description Exhibit

10.6	First Amendment to Credit Agreement, dated November 2017, by and among Mastech Digital, Inc., PNC Bank, National Association, as administrative agent and a lender, and certain financial institutions party thereto as lenders, incorporated by reference to Exhibit 10.3 to Mastech Digital, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2018

10.7	Second Amendment to Credit Agreement, dated April 20, 2018, by and among Mastech Digital, Inc., PNC Bank, National Association, as administrative agent and a lender, and certain financial institutions party thereto as lenders, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on April 25, 2018

10.8	Pledge Agreement, dated July 13, 2017, made by Mastech Digital, Inc. and certain subsidiaries of Mastech Digital, Inc., incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 19, 2017

10.9	Securities Purchase Agreement, dated July 7, 2017, by and between Mastech Digital, Inc. and Ashok Trivedi, as trustee of the Ashok K. Trivedi Revocable Trust, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

10.10	Securities Purchase Agreement, dated July 7, 2017, by and between Mastech Digital, Inc. and Sunil Wadhwani, as trustee of The Revocable Declaration of Trust of Sunil Wadhwani, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

10.11†	Fourth Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and Vivek Gupta, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2019

10.12†	Third Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and John J. Cronin, Jr., incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2019

10.14	Lease Agreement, dated April 2, 2014, between PIBP 210 LLP and Mastech Digital, Inc., incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on April 7, 2014

10.15†	Form of Restricted Stock Agreement under the Mastech Digital, Inc. Stock Incentive Plan (as amended and restated), incorporated by reference to Exhibit 10.9 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

10.16†	Form of Non-Qualified Stock Option Agreement under the Mastech Digital, Inc. Stock Incentive Plan (as amended and restated), incorporated by reference to Exhibit 10.10 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

10.17†	Mastech Digital, Inc. 2019 Employee Stock Purchase Plan, executed on May 15, 2019, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 15, 2019

10.18†	Summary of Director Compensation Arrangements

14.1	Mastech Digital, Inc.’s Code of Business Conduct and Ethics, as adopted on September 15, 2016, incorporated by reference to Exhibit 14.1 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

Exhibit	Index Description Exhibit

21.1	List of Subsidiaries of Mastech Digital, Inc.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Designates the Company’s management contracts or compensation plans or arrangements for its executive officers.
*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith.
**

Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to these agreements have not been filed. Mastech Digital, Inc. hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 2020.

MASTECH DIGITAL, INC.

/S/ VIVEK GUPTA
Vivek Gupta President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on this 30th day of March, 2020.

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