Form 10-Q
period 2020-03-31
Mastech Digital, Inc.
filed 2020-05-14
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2020 was 11,207,064.

MASTECH DIGITAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues	$50,425	$45,199
Cost of revenues	37,706	34,364

Gross profit	12,719	10,835
Selling, general and administrative expense	10,243	8,965

Income from operations	2,476	1,870
Interest income (expense), net	(279)	(539)
Other income (expense), net	53	(15)

Income before income taxes	2,250	1,316
Income tax expense	381	352

Net income	$1,869	$964

Earnings Per Share:
Basic	$.17	$.09

Diluted	$.16	$.09

Weighted average common shares outstanding:
Basic	11,127	10,998

Diluted	11,675	11,218

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$1,869	$964
Other comprehensive income (loss):
Net unrealized (loss) on interest-rate swap contracts	(94)	(54)
Foreign currency translation adjustments	(267)	9

Total pretax net unrealized (loss)	(361)	(45)
Income tax (benefit)	(25)	(14)

Total other comprehensive (loss), net of taxes	(336)	(31)

Total comprehensive income	$1,533	$933

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,575	$2,981
Accounts receivable, net of allowance for uncollectible accounts of $338 in 2020 and 2019	21,117	22,345
Unbilled receivables	12,479	10,007
Prepaid and other current assets	1,036	1,597

Total current assets	37,207	36,930
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,955	1,871
Enterprise software	2,728	2,728
Leasehold improvements	491	496

	5,174	5,095
Less – accumulated depreciation and amortization	(2,781)	(2,619)

Net equipment, enterprise software, and leasehold improvements	2,393	2,476
Operating lease right-of-use assets	4,348	4,617
Non-current deposits	388	405
Goodwill, net of impairment	26,106	26,106
Intangible assets, net	19,377	20,050

Total assets	$89,819	$90,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,537	$4,575
Accounts payable	3,440	4,027
Accrued payroll and related costs	9,456	7,902
Current portion of operating lease liability	1,392	1,396
Other accrued liabilities	678	954
Deferred revenue	86	237

Total current liabilities	23,589	19,091

Long-term liabilities:
Long-term debt, less current portion, net	13,358	20,682
Long-term operating lease liability, less current portion	3,019	3,321
Long-term accrued income taxes	185	185
Long-term deferred income taxes	843	1,025

Total liabilities	40,994	44,304
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 250,000,000 shares authorized and 12,848,484 shares issued as of March 31, 2020 and 12,700,660 shares issued as of December 31, 2019	128	127
Additional paid-in-capital	22,950	21,939
Retained earnings	30,628	28,759
Accumulated other comprehensive income (loss)	(694)	(358)
Treasury stock, at cost; 1,646,420 shares as of March 31, 2020 and December 31, 2019	(4,187)	(4,187)

Total shareholders’ equity	48,825	46,280

Total liabilities and shareholders’ equity	$89,819	$90,584

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2019	$127	$21,939	$28,759	$(4,187)	$(358)	$46,280
Net income	—	—	1,869	—	—	1,869
Other comprehensive (loss), net of taxes	—	—	—	—	(336)	(336)
Stock-based compensation expense	—	456	—	—	—	456
Stock options exercised	1	555	—	—	—	556

Balances, March 31, 2020	$128	$22,950	$30,628	$(4,187)	$(694)	$48,825

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2018	$126	$20,829	$17,614	$(4,174)	$(119)	$34,276
Net income	—	—	964	—	—	964
Other comprehensive (loss), net of taxes	—	—	—	—	(31)	(31)
Stock-based compensation expense	—	236	—	—	—	236

Balances, March 31, 2019	$126	$21,065	$18,578	$(4,174)	$(150)	$35,445

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$1,869	$964
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	873	839
Interest amortization of deferred financing costs	26	26
Stock-based compensation expense	456	236
Deferred income taxes, net	(182)	(95)
Operating lease assets and liabilities, net	(37)	—
Loss on disposition of fixed assets	2	—
Working capital items:
Accounts receivable and unbilled receivables	(1,244)	(1,051)
Prepaid and other current assets	492	110
Accounts payable	(587)	(196)
Accrued payroll and related costs	1,554	(112)
Other accrued liabilities	(276)	327
Deferred revenue	(151)	80

Net cash flows provided by operating activities	2,795	1,128

INVESTING ACTIVITIES:
Recovery of non-current deposits	17	9
Capital expenditures	(119)	(404)

Net cash flows (used in) investing activities	(102)	(395)

FINANCING ACTIVITIES:
(Repayments) borrowings on revolving credit facility, net	(2,244)	656
(Repayments) on term loan facility	(1,144)	(1,144)
Proceeds from exercise of stock options	556	—

Net cash flows (used in) financing activities	(2,832)	(488)

Effect of exchange rate changes on cash and cash equivalents	(267)	9

Net change in cash and cash equivalents	(406)	254
Cash and cash equivalents, beginning of period	2,981	1,294

Cash and cash equivalents, end of period	$2,575	$1,548

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

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

Accounting Principles

The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the SEC on March 30, 2020. Additionally, our operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that can be expected for the year ending December 31, 2020 or for any other period.

Principles of Consolidation

The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the three months ended March 31, 2020.

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

Our IT Staffing Services segment combines technical expertise with business process experience to deliver a broad range of services in digital and mainstream technologies. Our digital technology stack includes data management and analytics, cloud, mobility, social and automation. Our mainstream technologies include business intelligence / data warehousing; web services; enterprise resource planning & customer resource management; and e-Business solutions. We work with businesses and institutions with significant IT-spend and recurring staffing needs. We also support smaller organizations with their “project focused” temporary IT staffing requirements.

The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Three Months Ended March 31,
	2020	2019
	(Amounts in thousands)
Data and Analytics Services Segment
Time-and-material Contracts	$4,127	$3,987
Fixed-price Contracts	3,233	1,781

Subtotal Data and Analytics Services	$7,360	$5,768

IT Staffing Services Segment
Time-and-material Contracts	$43,065	$39,431
Fixed-price Contracts	—	—

Subtotal IT Staffing Services	$43,065	$39,431

Total Revenues	$50,425	$45,199

For the three months ended March 31, 2020, the Company had one client (CGI = 12.7%) that exceeded 10% of total revenues. For the three months ended March 31, 2019, the Company had the same one client (CGI = 11.9%) that exceeded 10% of total revenues.

The Company’s top ten clients represented approximately 46% and 46% of total revenues for the three months ended March 31, 2020 and 2019, respectively.

The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Three Months Ended March 31,
	2020	2019
	(Amounts in thousands)
United States	$49,350	$44,110
Canada	861	641
India and other	214	448

Total	$50,425	$45,199

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

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$3,194	$4,805
Covenant-not-to-compete	5	319	306	13
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	16,671	3,763	12,908
Covenant-not-to-compete	5	761	412	349
Trade name	5	1,221	661	560
Technology	7	1,209	467	742

Total Intangible Assets		$28,429	$9,052	$19,377

	As of December 31, 2019
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$3,027	$4,972
Covenant-not-to-compete	5	319	290	29
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	16,671	3,415	13,256
Covenant-not-to-compete	5	761	374	387
Trade name	5	1,221	600	621
Technology	7	1,209	424	785

Total Intangible Assets		$28,429	$8,379	$20,050

Amortization expense for the three months ended March 31, 2020 and 2019 totaled $673,000 and $672,000, respectively and is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2020 through 2024 is as follows:

	Years Ended December 31,
	2020	2021	2022	2023	2024
	(Amounts in thousands)
Amortization expense	$2,654	$2,625	$2,443	$2,229	$2,149

4.	Leases

The Company rents certain office facilities and equipment under noncancelable operating leases. As of March 31, 2020, approximately 90,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All of our leases are classified as operating leases. The average initial lease term is five years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from less than one year to 4.5 years with an average of 1.9 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

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

The following table summarizes the balance sheet classification of the lease assets and related lease liabilities:

	March 31, 2020	December 31, 2019
	(Amounts in thousands)
Assets:
Long-term operating lease right-of-use assets	$4,348	$4,617

Liabilities:
Short-term operating lease liability	$1,392	$1,396
Long-term operating lease liability	3,019	3,321

Total Liabilities	$4,411	$4,717

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of March 31, 2020
(in thousands)
2020 (For remainder of year)	$1,231
2021	1,209
2022	1,107
2023	1,062
2024	288
Thereafter	—

Total	4,897
Less: Imputed interest	(486)

Present value of operating lease liabilities	$4,411

The discount rate used to calculate the present value of future lease payments was 5.3%.

We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the three months ended March 31, 2020 and 2019 totaled $0.4 million and $0.4 million, respectively.

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S. based salaried employees. Concurrent with the 2015 acquisition of Hudson IT, the Company expanded employee eligibility under the Retirement Plan to include all U.S. based W-2 hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. For Hudson IT employees enrolled in the Hudson Employee Retirement Savings Plan under the Code at the acquisition date, the Company provided a matching contribution of 50% of the first 6% of the participant’s contributed pay, subject to vesting based on the combined tenure with Hudson and Mastech Digital. For all other employees, the Company did not provide for any matching contributions for the three months ended March 31, 2020 and 2019. Mastech Digital’s total contributions to the Retirement Plan for the three months ended March 31, 2020 and March 31, 2019 related to the former Hudson IT employees totaled approximately $0 and $19,000, respectively. Effective January 1, 2020, the Company eliminated the 401(k) match for Hudson IT employees.

7.	Stock-Based Compensation

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 3,900,000 shares of the Company’s Common Stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three months ended March 31, 2020, the Company granted restricted share units of 11,475 and 800,000 stock option grants at an average strike price of $15.49. The Company’s stock option grants are contingent upon shareholder approval to increase the number of shares of Common Stock of the Company that may be issued pursuant to the Plan by 1,000,000 shares, to a total of 4,900,000. The Company’s shareholders will vote on this matter at the Company’s Annual Meeting of Shareholders on May 13, 2020. During the three months ended March 31, 2019, the Company granted 16,365 restricted share units and 553,000 stock options at a strike price of $6.67 under the Plan. Exclusive of the contingent grant referenced above, at March 31, 2020, there were 205,000 shares available for grants under the Plan.

Stock-based compensation expense for the three months ended March 31, 2020 and 2019 was $456,000 and $236,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2020 and 2019, the Company issued 141,066 and 8,460 shares, respectively, related to the vesting of restricted shares and the exercising of stock options.

In October 2018, the Board of Directors of the Company approved the Mastech Digital, Inc. 2019 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is intended to meet the requirements of Section 423 of the Code and was approved by the Company’s shareholders to be qualified. On May 15, 2019, the Company’s shareholders approved the Stock Purchase Plan. Under the Stock Purchase Plan, 600,000 shares of Common Stock (subject to adjustment upon certain changes in the Company’s capitalization) are available for purchase by eligible employees who become participants in the Stock Purchase Plan. The purchase price per share is 85% of the lesser of (i) the fair market value per share of Common Stock on the first day of the offering period, or (ii) the fair market value per share of Common Stock on the last day of the offering period.

The Company’s eligible full-time employees are able to contribute up to 15% of their base compensation into the employee stock purchase plan, subject to an annual limit of $25,000 per person. Employees are able to purchase Company common stock at a 15% discount to the lower of the fair market value of the Company’s common stock on the initial or final trading dates of each six-month offering period. Offering periods begin on January 1 and July 1 of each year. The Company uses the Black-Scholes option pricing model to determine the fair value of employee stock purchase plan share-based payments. The fair value of the six-month “look-back” option in the Company’s employee stock purchase plans is estimated by adding the fair value of 15% of one share of stock to 85% of the fair value of an option on one share of stock. The Company utilized U.S. Treasury yields as of the grant date for its risk-free interest rate assumption, matching the Treasury yield terms to the six-month offering period. The Company utilized historical company data to develop its dividend yield and expected volatility assumptions.

During the three months ended March 31, 2020 and 2019, there were no shares issued under the Stock Purchase Plan. At March 31, 2020, there were 559,500 shares available for purchases under the Plan.

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

Amounts borrowed under the Term Loan are required to be repaid in consecutive quarterly installments through and including July 1, 2022 and on the maturity date of July 13, 2022. The principal amount of each quarterly installment payable on the Term Loan equals the product of $30.5 million, multiplied by (i) 3.75% for quarterly installments payable through and including July 1, 2021; and (ii) 5.00% for quarterly installments payable on October 1, 2021 through and including the maturity date, with the maturity date payment equal to the outstanding amount of the loan on that date. Additionally, under the Term Loan agreement there is a mandatory repayment requirement related to excess cash flows (as defined in the Credit Agreement) generated in a given fiscal year. This provision was triggered during the fiscal year ended December 31, 2019. Accordingly, the Company was required to make an additional payment on the Term Loan of approximately $4.0 million in April 2020. The Delayed Draw Term Loan was not accessed and was cancelled effective July 2019.

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

The Company pledged substantially all of its assets in support of the Credit Agreement. The Credit Agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the Credit Agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of March 31, 2020, the Company was in compliance with all provisions under the facility.

In connection with securing the commitments under the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $506,000, which were capitalized and are being amortized as interest expense over the life of the facility. Debt financing costs of $237,000 and $263,000 (net of amortization) as of March 31, 2020 and December 31, 2019, respectively, are presented as reductions in long-term debt in the Company’s Condensed Consolidated Balance Sheets.

As of March 31, 2020 and December 31, 2019, the Company’s outstanding borrowings under the Revolver totaled $7.3 million and $9.5 million, respectively; and unused borrowing capacity available was approximately $15.2 million and $13.0 million, respectively. The Company’s outstanding borrowings under the Term Loan were $14.8 million and $16.0 million at March 31, 2020 and December 31, 2019, respectively. The Company believes the eligible borrowing base on the Revolver will not fall below current outstanding borrowings for a period of time exceeding one year and has classified the $7.3 million net outstanding debt balance at March 31, 2020, as long-term.

9.	Income Taxes

The components of income before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three months ended March 31, 2020 and, 2019:

	Three Months Ended March 31,
	2020	2019
	(Amounts in thousands)
Income before income taxes:
Domestic	$2,325	$947
Foreign	(75)	369

Income before income taxes	$2,250	$1,316

The Company has foreign subsidiaries outside the United States, which generate revenues from non-U.S. based clients. Additionally, these subsidiaries provide services to the Company’s U.S parents. Accordingly, the Company allocates a portion of its income to these subsidiaries based on a “transfer pricing” model and reports such income as foreign in the above table.

The provision for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(Amounts in thousands)
Current provision:
Federal	$328	$230
State	100	53
Foreign	110	150

Total current provision	538	433

Deferred provision (benefit):
Federal	(104)	(31)
State	(30)	(8)
Foreign	(23)	(42)

Total deferred provision (benefit)	(157)	(81)

Total provision for income taxes	$381	$352

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three months ended March 31, 2020 and 2019 were as follows (amounts in thousands):

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
Income taxes computed at the federal statutory rate	$473	21.0%	$276	21.0%
State income taxes, net of federal tax benefit	136	6.0	46	3.5
Excess tax benefits from stock options/restricted shares	(343)	(15.2)	(6)	(0.5)
Difference in tax rate on foreign earnings/other	115	5.1	36	2.7

	$381	16.9%	$352	26.7%

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, are as follows:

(Amounts in thousands)	Three Months Ended March 31, 2020
Balance as of December 31, 2019	$20
Additions related to current period	—
Additions related to prior periods	—
Reductions related to prior periods	—

Balance as of March 31, 2020	$20

The Company believes that the total amount of unrecognized tax benefits could be reduced by approximately $20,000 during the next twelve months due to the expiration of the statutes of limitation.

10.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

Concurrent with the Company’s July 13, 2017 borrowings under its new credit facility, the Company entered into a 44–month interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. Under the swap contracts, the Company pays interest at a fixed rate of 1.99% and receives interest at a variable rate equal to the daily U.S. LIBOR on an initial notional amount of $15.0 million. Notional amounts were $9.8 million and $10.3 million at March 31, 2020 and December 31, 2019, respectively. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Condensed Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of interest-rate swap contracts deemed ineffective are recognized in the Consolidated Statements of Operations as interest expense. The fair value of the interest-rate swap contracts at March 31, 2020 and December 31, 2019 was a liability of $137,000 and $43,000, respectively, and is reflected in the Condensed Consolidated Balance Sheets as other current liabilities.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income are as follows (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Location of Gain / (Loss) reclassified in Income (Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income (Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
For the Three Months Ended March 31, 2020:
Interest-rate swap contract	$(94)	Interest Expense	$(8)	Interest Expense	$—

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Location of Gain / (Loss) reclassified in Income (Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income (Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
For the Three Months Ended March 31, 2019:
Interest-rate swap contract	$(54)	Interest Expense	$15	Interest Expense	$—

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2020		December 31, 2019
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest-rate swap contracts	Other Current Liabilities	$137	Other Current Liabilities	$43

The estimated amount of pretax expense as of March 31, 2020 that is expected to be reclassified from other comprehensive loss into earnings within the next 12 months is approximately $40,000.

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

At March 31, 2020 and December 31, 2019, the Company carried the following financial assets (liabilities) at fair value measured on a recurring basis (in thousands):

	Fair Value as of March 31, 2020
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$(137)	$—	$(137)

	Fair Value as of December 31, 2019
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$(43)	$—	$(43)

The fair value of interest rate swap contracts are based on quoted prices for similar instruments from a commercial bank, and therefore, the fair value measurement is considered to be within level 2.

12.	Shareholders’ Equity

The Company purchases shares to satisfy employee tax obligations related to its Stock Incentive Plan. During the three months ended March 31, 2020 and 2019, no purchases were made to satisfy employee tax obligations related to the vesting of restricted stock.

13.	Earnings Per Share

The computation of basic earnings per share is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.

For the three months ended March 31, 2020, there were 440,000 anti-dilutive stock options excluded from the computation of diluted earnings per share. For the three months ended March 31, 2019, there were 180,000 anti-dilutive stock options excluded from the computation of diluted earnings per share.

14.	Business Segments and Geographic Information

Our reporting segments are: 1) Data and Analytics Services; and 2) IT Staffing Services.

The Data and Analytics Services segment was acquired through the July 13, 2017 acquisition of the services division of Canada-based InfoTrellis, Inc. This segment is a project-based consulting services business with specialized capabilities in data management and analytics. The business is marketed as Mastech InfoTrellis and utilizes a dedicated sales team with deep subject matter expertise. Mastech InfoTrellis has offices in the United States, Canada, England, Ireland, Singapore and a global delivery center in India. Project-based delivery reflects a combination of on-site resources and offshore resources out of the Company’s delivery center in India. Assignments are secured on both a time and material and fixed price basis.

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

	Three Months Ended March 31,
	2020	2019
	(Amounts in thousands)
Revenues:
Data and Analytics Services	$7,360	$5,768
IT Staffing Services	43,065	39,431

Total revenues	$50,425	$45,199

Gross Margin %:
Data and Analytics Services	47.1%	45.5%
IT Staffing Services	21.5%	20.8%

Total gross margin %	25.2%	24.0%

Segment operating income:
Data and Analytics Services	$909	$1,041
IT Staffing Services	2,240	1,501

Subtotal	3,149	2,542
Amortization of acquired intangible assets	(673)	(672)
Interest expenses and other, net	(226)	(554)

Income before income taxes	$2,250	$1,316

Below is a reconciliation of segment total assets to consolidated total assets:

	March 31,	December 31,
	2020	2019
	(Amounts in thousands)
Total assets:
Data and Analytics Services	$41,697	$41,527
IT Staffing Services	48,122	49,057

Total assets	$89,819	$90,584

Below is geographic information related to our revenues from external customers:

	Three Months Ended March 31,
	2020	2019
	(Amounts in thousands)
United States	$49,350	$44,110
Canada	861	641
India and Other	214	448

Total revenues	$50,425	$45,199

15.	Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment”, which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under this ASU, a goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual and interim periods beginning January 1, 2020, applied prospectively. We adopted this ASU on January 1, 2020 with no material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2019. The Company adopted this ASU on January 1, 2020 with no material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2019. We adopted this ASU on January 1, 2020 with no material impact on our consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”. The amendments in this ASU clarify a variety of topics previously covered in Update 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, Update 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”, and Update 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2019. The Company adopted this ASU on January 1, 2020 with no material impact on its consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”. The amendments in this ASU provide optional guidance to ease the burden in accounting for contract modifications associated with the cessation of interbank offered rates, particularly LIBOR, as a result of reference rate reform. The amendments in this ASU are effective for annual and interim periods from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020 through December 31, 2022. The Company does not expect this ASU to have a material impact on its financial statements.

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

You should read the following discussion in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2019, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about future events, future performance, plans, strategies, expectations, prospects, competitive environment and regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words, “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend” or the negative of these terms or similar expressions in this quarterly report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors”, “Forward-Looking Statements” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update forward-looking statements and the estimates and assumptions associated with them, after the date of this quarterly report on Form 10-Q, except to the extent required by applicable securities laws.

Website Access to SEC Reports:

The Company’s website is www.mastechdigital.com. The Company’s Annual Report on Form 10-K for the year ended December 31, 2019, current reports on Form 8-K and all other reports filed with the SEC, are available free of charge on the Investors page. The website is updated as soon as reasonably practical after such reports are filed electronically with the SEC.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the three months ended March 31, 2020.

Recent Developments:

In December 2019, a new strain of the coronavirus (COVID-19) was reported in Mainland China and during the first quarter of 2020 had spread to over 150 countries, resulting in a global pandemic. This COVID-19 pandemic and the public health responses to contain it have resulted in global recessionary conditions, which did not exist as we entered the year 2020. Among other effects, government-mandated closures, stay-at-home orders and other related measures have significantly impacted the U.S. labor market specifically, and global economic activity and business investment in general. While the duration and overall severity of these global recessionary conditions is unknown, we saw some adverse impact on our business in March and expect to see an even greater impact in the second quarter ending June 30, 2020, the 2020 fiscal year and beyond. The ultimate impact on the second quarter, the 2020 fiscal year and beyond will depend heavily on the duration of the COVID-19 pandemic and public health responses, including government-mandated closures, stay-at-home orders and social distancing mandates, as well as the substance and pace of macroeconomic recovery, all of which are uncertain and difficult to predict considering the rapidly evolving landscape of the COVID-19 pandemic and the public health responses to contain it.

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

Both business segments provide their services across various industry verticals including: financial services; government; healthcare; manufacturing; retail; technology; telecommunications; education; and transportation. Within each reporting segment we evaluate our revenues and gross profits largely by sales channel responsibility. This analysis within our two reporting segments is multi-purposed and includes technologies employed, client relationships, and sales channel accountability.

Economic Trends and Outlook:

Our business outlook is highly correlated to general North American economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the second half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies and in 2010, market conditions continued to strengthen over the course of the year. In 2011 through 2013, activity levels continued to trend up in most technologies and sales channels. During 2014 and 2015, we continued to see a steady flow of solid activity in our contract staffing business; however, tightness in the supply side (skilled IT professionals) of our business during these years negatively impacted our new assignment successes. Solid activity levels in our contract staffing business continued in 2016 through 2019, however, recruitment challenges remained due to the tightness in the supply of skilled IT professionals. As we entered 2020, we were encouraged by continued growth in the domestic job markets and an expanding U.S. economy, which we believe are positive factors for both our IT Staffing Services and Data and Analytics Services businesses. However, the emergence of the COVID-19 global pandemic during the first quarter of 2020, which has resulted in global recessionary conditions has materially changed our outlook for the year (see Recent Developments herein).

In addition to tracking general economic conditions, a large portion of our revenues are generated from a limited number of clients. Accordingly, our trends and outlook are additionally impacted by the prospects and well-being of these specific clients. This “account concentration” factor may cause our results of operations to deviate from the prevailing U.S. economic trends from time to time.

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

Results of Operations for the Three Months Ended March 31, 2020 as Compared to the Three Months Ended March 31, 2019:

Revenues:

Revenues for the three months ended March 31, 2020 totaled $50.4 million compared to $45.2 million for the corresponding three-month period in 2019. This 12% year-over-year revenue increase reflected 28% growth in our Data and Analytics Services segment and 9% growth in our IT Staffing Services segment. For the three months ended March 31, 2020, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 12.7%). For the three months ended March 31, 2019, the Company had the same one client that had revenues in excess of 10% of total revenues (CGI = 11.9%). The Company’s top ten clients represented approximately 46% and 46% of total revenues for the three months ended March 31, 2020 and 2019, respectively.

Below is a tabular presentation of revenues by reportable segment for the three months ended March 31, 2020 and 2019, respectively:

Revenues (Amounts in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Data and Analytics Services	$7,360	$5,768
IT Staffing Services	43,065	39,431

Total revenues	$50,425	$45,199

Revenues from our Data and Analytics Services segment totaled $7.4 million in the first quarter ending March 31, 2020, compared to $5.8 million in the corresponding period last year. The year-over-year improvement was due to a higher level of assignment wins over the last several quarters. Activity levels and the Company’s pipeline of opportunities also have increased in recent quarters. However, the impact of the COVID-19 pandemic has resulted in certain pipeline opportunities being pushed out to the second half of 2020 and possibly beyond.

Revenues from our IT Staffing Services segment totaled $43.1 million in the three months ended March 31, 2020 compared to $39.4 million during the corresponding 2019 period. This 9% increase reflected a higher average level of billable consultants during the quarter and a higher average bill rate in the first quarter of 2020 when compared to the corresponding 2019 period. Our average bill rate increased during the first quarter of 2020 to

$76.68/ per hour compared to $74.56 / per hour in the corresponding 2019 quarter. The increase in our average bill rate was due to higher rates on new assignments and is reflective of the types of skill-sets that we deployed. Permanent placement / fee revenues were approximately $0.2 million during the quarter, which was in-line with our permanent placement performance of a year ago. With respect to billable consultants, the number of billable consultants was higher on average during the first quarter of 2020 when compared to the corresponding 2019 period, although the impact of COVID-19 has resulted in our billable consultant headcount at March 31, 2020 declining to 1,100 billable consultants compared to 1,116 at March 31, 2019.

Gross Margins:

Gross profits in the first quarter of 2020 totaled $12.7 million and exceeded first quarter of 2019 gross profits by approximately $1.9 million. Gross profit as a percentage of revenue was 25.2% for the three-month period ending March 31, 2020 compared to 24.0% during the same period of 2019. This 120-basis point improvement reflected higher gross margins at both operating segments, and higher revenue levels in our high-margin Data and Analytics Services segment (favorable revenue mix).

Below is a tabular presentation of gross margin by reporting segment for the three months ended March 31, 2020 and 2019, respectively:

Gross Margin	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Data and Analytics Services	47.1%	45.5%
IT Staffing Services	21.5	20.8

Total gross margin	25.2%	24.0%

Gross margins from our Data and Analytics Services segment were 47.1% of revenues during the first quarter of 2020. This compares to gross margins of 45.5% in the first quarter of 2019, representing a 160-basis point increase. The margin improvement reflected higher valued assignments and better billable consultant utilization in the first quarter of 2020.

Gross margins from our IT Staffing Services segment were 21.5% in the first quarter of 2020 compared to 20.8% during the corresponding quarter of 2019. This 70-basis point expansion was due to better gross margins on new assignments secured during the last several quarters, which reflects our focus on advance technology skill-sets.

Selling, General and Administrative (“S,G&A”) Expenses:

Below is a tabular presentation of operating expenses by sales, operations, amortization of acquired intangible assets and general and administrative categories for the three months ended March 31, 2020 and 2019, respectively:

S,G&A Expenses (Amounts in millions)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Data and Analytics Services Segment
Sales and Marketing	$1.3	$1.0
Operations	0.4	0.1
Amortization of Acquired Intangible Assets	0.5	0.5
General & Administrative	0.8	0.5

Subtotal Data and Analytics Services	$3.0	$2.1

IT Staffing Services Segment
Sales and Marketing	$2.0	$2.2
Operations	2.4	2.4
Amortization of Acquired Intangible Assets	0.2	0.2
General & Administrative	2.6	2.1

Subtotal IT Staffing Services	$7.2	$6.9

Total S,G&A Expenses	$10.2	$9.0

S,G&A expenses for the three months ended March 31, 2020 totaled $10.2 million or 20.3% of total revenues, compared to $9.0 million or 19.8% of revenues for the three months ended March 31, 2019. Excluding amortization of acquired intangible assets in both periods, S,G&A expense as a percentage of total revenues would have been 19.0% and 18.3%, respectively. Fluctuations within S,G&A expense components during the first quarter of 2020, compared to the first quarter of 2019, included the following:

•

Sales expense increased by $0.1 million in the 2020 period compared to 2019. Approximately $0.3 million reflected investments in the sales organization of our Data and Analytics Services segment. Sales expense in our IT Staffing Services segment declined by $0.1 million due to a reduction in staff.

•	Operations expense increased by $0.3 million in the 2020 period compared to 2019 and is related to investments made to the delivery organization of our Data and Analytics Services segment.

•	Amortization of acquired intangible assets was $0.7 million in both the 2020 and 2019 periods.

•

General and administrative expense increased by $0.8 million in the 2020 period compared to 2019. Approximately $0.3 million was related to our Data and Analytics Services segment and was largely due to higher executive leadership compensation expense and stock-based compensation expense in the 2020 period. The $0.5 million increase in our IT Staffing Services segment was due to higher compensation expense, stock-based compensation and events costs.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended March 31, 2020 consisted of interest expense of ($279,000) and foreign exchange gains of $53,000. For the three months ended March 31, 2019, Other Income / (Expense) consisted of interest expense of ($539,000) and foreign exchange losses of ($15,000). The lower level of interest expense was reflective of debt repayments in 2019 and the first quarter of 2020 and a lower effective interest rate.

Income Tax Expense:

Income tax expense for the three months ended March 31, 2020 totaled $381,000, representing an effective tax rate on pre-tax income of 16.9% compared to $352,000 for the three months ended March 31, 2019, which represented a 26.7% effective tax rate on pre-tax income. The lower effective tax rate in the 2020 period largely reflected tax benefits related to the exercise of stock options and the vesting of restricted share units.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

At March 31, 2020, we had bank debt, net of cash balances on hand, of $19.6 million and approximately $15 million of borrowing capacity under our existing credit facility.

Historically, we have funded our organic business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At March 31, 2020, our accounts receivable “days sales outstanding” (“DSOs”) measurement was 60-days, which is on the higher end of our acceptable range.

We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility will be adequate to fund our business needs and debt service obligations over the next twelve months.

Cash flows provided by (used in) operating activities:

Cash provided by operating activities for the three months ended March 31, 2020 totaled $2.8 million compared to cash provided by operating activities of $1.1 million during the three months ended March 31, 2019. Elements of cash flows in the 2020 period were net income of $1.9 million, non-cash charges of $1.1 million, and an increase in operating working capital levels of ($0.2 million). During the three months ended March 31, 2019, elements of cash flow were net income of $1.0 million, non-cash charges of $1.0 million, and an increase in operating working capital levels of ($0.9 million). The operating working capital increases in both 2020 and 2019 were in support of revenue growth (higher accounts receivable levels).

Cash flows (used in) investing activities:

Cash (used in) investing activities for the three months ended March 31, 2020 was ($102,000) compared to ($395,000) for the three months ended March 31, 2019. In both 2020 and 2019 capital expenditures represented the majority of these expenditures.

Cash flows provided by (used in) financing activities:

Cash provided by (used in) financing activities for the three months ended March 31, 2020 totaled ($2.8 million) and consisted of net repayments under our revolving credit facility of ($2.3 million ) and ($1.1 million) of debt payments on our term loan facility, partially offset by $0.6 million of proceeds from the exercise of stock options. Cash provided by (used in) financing activities for the three months ended March 31, 2019 totaled ($0.5 million) and consisted of net borrowings under our revolving credit facility of $0.6 million and ($1.1 million) of debt payments on our term loan. In April 2020, we made an additional $4.0 million debt payment on our term loan facility in satisfaction of a mandatory repayment requirement related to excess cash flows (as defined in the underlying credit agreement for our term loan facility) generated in a given fiscal year. This provision was triggered during the fiscal year ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2019.

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

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our Common Stock repurchased during the quarter ended March 31, 2020 is set forth in the following table:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (1)
January 1, 2020 — January 31, 2020	—	—	—	—
February 1, 2020 — February 29, 2020	—	—	—	—
March 1, 2020 — March 31, 2020	—	—	—	—

Total	—	—	—	—

(1)	As of March 31, 2020, the Company does not have a publicly announced repurchase program in place.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Schedule A-4, dated March 20, 2020, to Fourth Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and Vivek Gupta (incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2020).

10.2	Schedule A-9, dated March 20, 2020, to Third Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and John J. Cronin, Jr. (incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2020).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May, 2020.

MASTECH DIGITAL, INC.

May 14, 2020	/s/ VIVEK GUPTA
Vivek Gupta
Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer
(Principal Financial Officer)