Form 10-Q
period 2020-06-30
Mastech Digital, Inc.
filed 2020-08-07
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 31, 2020 was 11,378,749.

MASTECH DIGITAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$47,583	$48,472	$98,008	$93,671
Cost of revenues	34,927	36,418	72,633	70,782

Gross profit	12,656	12,054	25,375	22,889
Selling, general and administrative expenses:
Operating expenses	9,042	9,544	19,285	18,509
Revaluation of contingent consideration liability	—	(6,069)	—	(6,069)

Total selling, general and administrative expenses	9,042	3,475	19,285	12,440

Income from operations	3,614	8,579	6,090	10,449
Interest income (expense), net	(198)	(468)	(477)	(1,007)
Other income (expense), net	41	(39)	94	(54)

Income before income taxes	3,457	8,072	5,707	9,388
Income tax expense	488	2,114	869	2,466

Net income	$2,969	$5,958	$4,838	$6,922

Earnings per share:
Basic	$.26	$.54	$.43	$.63

Diluted	$.25	$.53	$.41	$.62

Weighted average common shares outstanding:
Basic	11,271	11,022	11,199	11,013

Diluted	11,948	11,164	11,849	11,183

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$2,969	$5,958	$4,838	$6,922
Other comprehensive income (loss):
Net unrealized gain (loss) on interest-rate swap contracts	26	(94)	(68)	(148)
Foreign currency translation adjustments	(38)	36	(305)	45

Total pretax net unrealized (loss)	(12)	(58)	(373)	(103)
Income tax expense (benefit)	7	(24)	(18)	(38)

Total other comprehensive (loss), net of taxes	(19)	(34)	(355)	(65)

Total comprehensive income	$2,950	$5,924	$4,483	$6,857

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$4,743	$2,981
Accounts receivable, net of allowance for uncollectible accounts of $338 in 2020 and 2019	18,978	22,345
Unbilled receivables	12,230	10,007
Prepaid and other current assets	1,224	1,597

Total current assets	37,175	36,930
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,940	1,871
Enterprise software	2,728	2,728
Leasehold improvements	540	496

	5,208	5,095
Less – accumulated depreciation and amortization	(2,978)	(2,619)

Net equipment, enterprise software, and leasehold improvements	2,230	2,476
Operating lease right-of-use assets	3,978	4,617
Non-current deposits	385	405
Goodwill, net of impairment	26,106	26,106
Intangible assets, net	18,708	20,050

Total assets	$88,582	$90,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,575	$4,575
Accounts payable	3,073	4,027
Accrued payroll and related costs	9,616	7,902
Current portion of operating lease liability	1,295	1,396
Other accrued liabilities	1,346	954
Deferred revenue	208	237

Total current liabilities	20,113	19,091

Long-term liabilities:
Long-term debt, less current portion, net	9,933	20,682
Long-term operating lease liability, less current portion	2,760	3,321
Long-term accrued income taxes	185	185
Long-term deferred income taxes	837	1,025
Long-term payroll tax liabilities	1,495	—

Total liabilities	35,323	44,304
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 250,000,000 shares authorized and 13,025,169 shares issued as of June 30, 2020 and 12,700,660 shares issued as of December 31, 2019	130	127
Additional paid-in-capital	24,432	21,939
Retained earnings	33,597	28,759
Accumulated other comprehensive income (loss)	(713)	(358)
Treasury stock, at cost; 1,646,420 shares as of June 30, 2020 and as of December 31, 2019	(4,187)	(4,187)

Total shareholders’ equity	53,259	46,280

Total liabilities and shareholders’ equity	$88,582	$90,584

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balances, December 31, 2019	$127	$21,939	$28,759	$(4,187)	$(358)	$46,280
Net income	—	—	1,869	—	—	1,869
Other comprehensive (loss), net of taxes	—	—	—	—	(336)	(336)
Stock-based compensation expense	—	456	—	—	—	456
Stock options exercised	1	555	—	—	—	556

Balances, March 31, 2020	$128	$22,950	$30,628	$(4,187)	$(694)	$48,825

Net income	—	—	2,969	—	—	2,969
Employee common stock purchases	—	105	—	—	—	105
Other comprehensive (loss), net of taxes	—	—	—	—	(19)	(19)
Stock-based compensation expense	—	612	—	—	—	612
Stock options exercised	2	765	—	—	—	767

Balances, June 30, 2020	$130	$24,432	$33,597	$(4,187)	$(713)	$53,259

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balances, December 31, 2018	$126	$20,829	$17,614	$(4,174)	$(119)	$34,276
Net income	—	—	964	—	—	964
Other comprehensive (loss), net of taxes	—	—	—	—	(31)	(31)
Stock-based compensation expense	—	236	—	—	—	236

Balances, March 31, 2019	$126	$21,065	$18,578	$(4,174)	$(150)	$35,445

Net income	—	—	5,958	—	—	5,958
Employee common stock purchases	1	105	—	—	—	106
Other comprehensive (loss), net of taxes	—	—	—	—	(34)	(34)
Stock-based compensation expense	—	267	—	—	—	267
Purchase of treasury stock	—	—	—	(13)	—	(13)

Balances, June 30, 2019	$127	$21,437	$24,536	$(4,187)	$(184)	$41,729

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$4,838	$6,922
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,741	1,708
Bad debt expense	—	30
Interest amortization of deferred financing costs	52	52
Stock-based compensation expense	1,068	503
Deferred income taxes, net	(188)	1,454
Revaluation of contingent consideration liability	—	(6,069)
Operating lease assets and liabilities, net	(23)	95
Loss on disposition of fixed assets	2	—
Working capital items:
Accounts receivable and unbilled receivables	1,144	2,259
Prepaid and other current assets	323	(138)
Accounts payable	(954)	(218)
Accrued payroll and related costs	3,209	2,360
Other accrued liabilities	392	(121)
Deferred revenue	(29)	(84)

Net cash flows provided by operating activities	11,575	8,753

INVESTING ACTIVITIES:
Recovery of (payment for) non-current deposits	20	93
Capital expenditures	(155)	(594)

Net cash flows (used in) investing activities	(135)	(501)

FINANCING ACTIVITIES:
(Repayments) borrowings on revolving credit facility, net	(4,551)	(3,527)
(Repayments) on term loan facility	(6,250)	(2,288)
Proceeds from the issuance of common shares	107	106
Purchase of treasury stock	—	(13)
Proceeds from the exercise of stock options	1,321	—

Net cash flows (used in) financing activities	(9,373)	(5,722)

Effect of exchange rate changes on cash and cash equivalents	(305)	45

Net change in cash and cash equivalents	1,762	2,575
Cash and cash equivalents, beginning of period	2,981	1,294

Cash and cash equivalents, end of period	$4,743	$3,869

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(Unaudited)

1.	Description of Business and Basis of Presentation:

Basis of Presentation

References in this Quarterly Report on Form 10-Q to “we”, “our”, “Mastech Digital”, “Mastech” or “the Company” refer collectively to Mastech Digital, Inc. and its wholly-owned operating subsidiaries, which are included in these Condensed Consolidated Financial Statements (the “Financial Statements”).

Description of Business

We are a provider of Digital Transformation IT Services and Staffing.

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

Accounting Principles

The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the SEC on March 30, 2020. Additionally, our operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that can be expected for the year ending December 31, 2020 or for any other period.

Principles of Consolidation

The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the six months ended June 30, 2020.

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

Each contract the Company enters into is assessed to determine the promised services to be performed and includes identification of the performance obligations required by the contract. In substantially all of our contracts, we have identified a single performance obligation for each contract either because the promised services are distinct or the promised services are highly interrelated and interdependent and therefore represent a combined single performance obligation.

Our Data and Analytics Services segment provides specialized capabilities in delivering data management and analytics services to customers globally. This business offers project-based consulting services in the areas of Master Data Management, Enterprise Data Integration, Data Engineering and Analytics, which can be delivered using onsite and offshore resources.

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

The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Amounts in thousands)		(Amounts in thousands)
Data and Analytics Services Segment
Time-and-material Contracts	$3,685	$4,777	$7,812	$8,763
Fixed-price Contracts	3,087	1,877	6,320	3,659

Subtotal Data and Analytics Services	$6,772	$6,654	$14,132	$12,422

IT Staffing Services Segment
Time-and-material Contracts	$40,811	$41,818	$83,876	$81,249

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Amounts in thousands)		(Amounts in thousands)
Fixed-price Contracts	—	—	—	—

Subtotal IT Staffing Services	$40,811	$41,818	$83,876	$81,249

Total Revenues	$47,583	$48,472	$98,008	$93,671

For the three months ended June 30, 2020, the Company had one client that exceeded 10% of total revenue (CGI = 15.1%). For the six months ended June 30, 2020, the Company had one client that exceeded 10% of total revenue (CGI = 13.9%). For the three months ended June 30, 2019, the Company had one client that exceeded 10% of total revenue (CGI = 10.9%). For the six months ended June 30, 2019, the Company had one client that exceeded 10% of total revenue (CGI = 11.4%).

The Company’s top ten clients represented approximately 49% and 45% of total revenues for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, the Company’s top ten clients represented approximately 47% and 45% of total revenues, respectively. The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Amounts in thousands)		(Amounts in thousands)
United States	$46,777	$47,208	$96,127	$91,318
Canada	734	802	1,595	1,443
India and Other	72	462	286	910

Total revenues	$47,583	$48,472	$98,008	$93,671

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

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$3,360	$4,639
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	16,671	4,111	12,560
Covenant-not-to-compete	5	761	450	311
Trade name	5	1,221	722	499
Technology	7	1,209	510	699

Total Intangible Assets		$28,429	$9,721	$18,708

	As of December 31, 2019
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$3,027	$4,972
Covenant-not-to-compete	5	319	290	29
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	16,671	3,415	13,256
Covenant-not-to-compete	5	761	374	387
Trade name	5	1,221	600	621
Technology	7	1,209	424	785

Total Intangible Assets		$28,429	$8,379	$20,050

Amortization expense for the three and six month periods ended June 30, 2020 totaled $669,000 and $1.3 million, respectively and is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. For the three and six month periods ended June 30, 2019, amortization expense was $672,000 and $1.3 million, respectively.

The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2020 through 2024 is as follows:

	Years Ended December 31,
	2020	2021	2022	2023	2024
	(Amounts in thousands)
Amortization expense	$2,654	$2,625	$2,443	$2,229	$2,149

4.	Leases

The Company rents certain office facilities and equipment under noncancelable operating leases. As of June 30, 2020, approximately 90,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All of our leases are classified as operating leases. The average initial lease term is five years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from less than one year to 4.3 years with an average of 1.6 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

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

The following table summarizes the balance sheet classification of the lease asset and related lease liability:

	June 30, 2020	December 31, 2019
	(Amounts in thousands)
Assets:
Long-term operating lease right-of-use assets	$3,978	$4,617

Liabilities:
Short-term operating lease liability	$1,295	$1,396
Long-term operating lease liability	2,760	3,321

Total Liabilities	$4,055	$4,717

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of June 30, 2020
(in thousands)
2020 (For remainder of year)	$824
2021	1,208
2022	1,104
2023	1,057
2024	287
Thereafter	—

Total	4,480
Less: Imputed interest	(425)

Present value of operating lease liabilities	$4,055

The weighted average discount rate used to calculate the present value of future lease payments was 5.3%.

We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the three and six months ended June 30, 2020 totaled $0.4 million and $0.8 million, respectively. Rental expense for the three and six months ended June 30, 2019 totaled $0.4 million and $0.8 million, respectively.

Total cash paid for lease liabilities for the three and six months ended June 30, 2020 totaled $0.4 million and $0.8 million, respectively. Total cash paid for lease liabilities for the three and six months ended June 30, 2019 totaled $0.4 million and $0.8 million, respectively.

New leases entered into during the three and six months ended June 30, 2020 totaled $0 and $0.2 million, respectively. New leases entered into during the three and six months ended June 30, 2019 totaled $0.4 million and $0.5 million, respectively.

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S. based salaried employees. Concurrent with the 2015 acquisition of Hudson IT, the Company expanded employee eligibility under the Retirement Plan to include all U.S. based W-2 hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. For Hudson IT employees enrolled in the Hudson Employee Retirement Savings Plan under the Code at the acquisition date, the Company provided a matching contribution of 50% of the first 6% of the participant’s contributed pay, subject to vesting based on the combined tenure with Hudson and Mastech Digital. For all other employees, the Company did not provide for any matching contributions for the six months ended June 30, 2020 and 2019. Mastech Digital’s total contributions to the Retirement Plan for the three months ended June 30, 2020 and June 30, 2019 related to the former Hudson IT employees totaled approximately $0 and $16,000, respectively. Mastech Digital’s total contributions to the Retirement Plan for the six months ended June 30, 2020 and June 30, 2019 related to the former Hudson IT employees totaled approximately $0 and $35,000, respectively. Effective January 1, 2020, the Company eliminated the 401(k) match for Hudson IT employees.

7.	Stock-Based Compensation

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 3,900,000 shares of the Company’s Common Stock shall be allocated for issuance to directors, officers and key personnel. On May 13, 2020, the Plan was amended to increase the number of shares of common stock that may be issued pursuant to the Plan by 1,000,000 shares, to a total of 4,900,000. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three months ended June 30, 2020 and June 30, 2019, the Company granted no shares under the Plan.

During the six months ended June 30, 2020, the Company granted restricted share units of 11,475 and 800,000 stock option grants at an average strike price of $15.49. During the six months ended June 20, 2019, the Company granted restricted share units of 16,365 and 553,000 stock option grants at an average strike price of $6.67. As of June 30, 2020 and December 31, 2019, there were 408,000 shares and 217,000 shares, respectively available for grants under the Plan.

Stock-based compensation expense for the three months ended June 30, 2020 and 2019 was $612,000 and $267,000, respectively, and for the six months ended June 30, 2020 and 2019 was $1.1 million and $503,000. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2020, the Company issued 176,708 and 317,774 shares, respectively, related to the vesting of restricted shares and the exercising of stock options. During the three and six months ended June 30, 2019, the Company issued 9,000 and 17,460 shares, respectively, related to the vesting of restricted shares and the exercising of stock options.

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

During the three months and six months ended June 30, 2020 and 2019, there were 11,735 shares (the third offering period ended June 30, 2020) and 25,793 shares (the first offering period ended June 20, 2019) issued under the Stock Purchase Plan at a share price of $8.97 and $4.04, respectively. Stock-based compensation expense related to the third offering period totaled $37,000 and stock-based compensation expense related to the first offering period totaled $42,000 and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2020 and 2019. At June 30, 2020, there were 547,765 shares available for grants under the Plan.

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

Borrowings under the Revolver and the term loans, at the Company’s election, bear interest at either (a) the higher of PNC’s prime rate or the federal funds rate plus 0.50%, plus an applicable margin determined based upon the Company’s senior leverage ratio or (b) an adjusted London Interbank Offered Rate (“LIBOR”), plus an applicable margin determined based upon the Company’s senior leverage ratio. The applicable margin on the base rate is between 0.50% and 1.25% on Revolver borrowings and between 1.75% and 2.50% on term loans. The applicable margin on the adjusted LIBOR is between 1.50% and 2.25% on revolver borrowings and between 2.75% and 3.50% on term loans. A 20 to 30 basis point per annum commitment fee on the unused portion of the Revolver facility is charged and due monthly in arrears. The applicable commitment fee is determined based upon the Company’s senior leverage ratio. The Company pledged substantially all of its assets in support of the Credit Agreement. The Credit Agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the Credit Agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of June 30, 2020, the Company was in compliance with all provisions under the facility.

In connection with securing the commitments under the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $506,000, which were capitalized and are being amortized as interest expense over the life of the facility. Debt financing costs of $211,000 and $263,000 (net of amortization) as of June 30, 2020 and December 31, 2019, respectively, are presented as reductions in long-term debt in the Company’s Condensed Consolidated Balance Sheets.

As of June 30, 2020 and December 31, 2019, the Company’s outstanding borrowings under the Revolver totaled $5.0 million and $9.5 million, respectively; and unused borrowing capacity available was approximately $17.3 million and $13.0 million, respectively. The Company’s outstanding borrowings under the Term Loan were $9.7 million and $16.0 million at June 30, 2020 and December 31, 2019, respectively. The Company believes the eligible borrowing base on the Revolver will not fall below current outstanding borrowings for a period of time exceeding one year and has classified the $5.0 million net outstanding debt balance at June 30, 2020, as long-term.

9.	Income Taxes

The components of income before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Amounts in thousands)		(Amounts in thousands)
Income before income taxes:
Domestic	$3,028	$1,219	$5,353	$2,166
Foreign	429	6,853	354	7,222

Income before income taxes	$3,457	$8,072	$5,707	$9,388

The Company has foreign subsidiaries outside the United States, which generate revenues from non-US based clients. Additionally, these subsidiaries provide services to the Company’s U.S. parents. Accordingly, the Company allocates a portion of its income to these subsidiaries based on a “transfer pricing” model and reports such income as foreign in the above table.

During the three and six months ended June 30, 2019, $6.1 million of income before income taxes was generated by the Company’s Canadian subsidiary as a result of the revaluation of contingent consideration liability.

The provision for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Amounts in thousands)		(Amounts in thousands)
Current provision:
Federal	$186	$237	$514	$467
State	86	36	186	89
Foreign	229	268	339	418

Total current provision	501	541	1,039	974

Deferred provision (benefit):
Federal	11	28	(93)	(3)
State	—	7	(30)	(1)
Foreign	(24)	1,538	(47)	1,496

Total deferred provision	(13)	1,573	(170)	1,492

Total provision for income taxes	$488	$2,114	$869	$2,466

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three and six months ended June 30, 2020 and 2019 were as follows (amounts in thousands):

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
Income taxes computed at the federal statutory rate	$725	21.0%	$1,695	21.0%
State income taxes, net of federal tax benefit	220	6.3	42	0.5
Excess tax benefit from stock options/restricted shares	(582)	(16.8)	—	—
Difference in income tax rate on foreign earnings/other	125	3.6	377	4.7

	$488	14.1%	$2,114	26.2%

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
Income taxes computed at the federal statutory rate	$1,198	21.0%	$1,971	21.0%
State income taxes, net of federal tax benefit	356	6.2	88	1.0
Excess tax benefit from stock options/restricted shares	(925)	(16.2)	(6)	(0.1)
Difference in income tax rate on foreign earnings/other	240	4.2	413	4.4

	$869	15.2%	$2,466	26.3%

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, are as follows:

(Amounts in thousands)	Six Months Ended June 30, 2020
Balance as of December 31, 2019	$20
Additions related to current period	—
Additions related to prior periods	—
Reductions related to prior periods	—

Balance as of June 30, 2020	$20

The Company believes that the total amount of unrecognized tax benefits could be reduced by approximately $20,000 during the next twelve months due to the expiration of the statutes of limitation.

10.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

Concurrent with the Company’s July 13, 2017 borrowings under its new credit facility, the Company entered into a 44–month interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. Under the swap contracts, the Company pays interest at a fixed rate of 1.99% and receives interest at a variable rate equal to the daily U.S. LIBOR on an initial notional amount of $15.0 million. Notional amounts were $9.2 million and $10.3 million at June 30, 2020 and December 31, 2019, respectively. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Condensed Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of interest-rate swap contracts deemed ineffective are recognized in the Consolidated Statements of Operations as interest expense. Prior to July 13, 2017, the Company had outstanding interest-rate swap contracts related to term loan borrowings under the Company’s previous credit agreement. The fair value of the interest-rate swap contracts at June 30, 2020 and December 31, 2019 was a liability of $112,000 and $43,000, respectively, and is reflected in the Condensed Consolidated Balance Sheets as other current liabilities.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income are as follows (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Location of Gain / (Loss) reclassified in Income (Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income (Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
For the Three Months Ended June 30, 2020:
Interest-Rate Swap Contract	$26	Interest Expense	$(34)	Interest Expense	$—
For the Six Months Ended June 30, 2020:
Interest-Rate Swap Contract	$(68)	Interest Expense	$(42)	Interest Expense	$—
For the Three Months Ended June 30, 2019:
Interest-Rate Swap Contract	$(94)	Interest Expense	$14	Interest Expense	$—
For the Six Months Ended June 30, 2019:
Interest-Rate Swap Contract	$(148)	Interest Expense	$29	Interest Expense	$—

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2020		December 31, 2019
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest-Rate Swap Contracts	Other Current Liabilities	$112	Other Current Liabilities	$43

The estimated amount of pretax expense as of June 30, 2020 that is expected to be reclassified from other comprehensive income into earnings within the next 12 months is approximately $70,000.

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

At June 30, 2020 and December 31, 2019, the Company carried the following financial assets (liabilities) at fair value measured on a recurring basis (in thousands):

	Fair Value as of June 30, 2020
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$(112)	$—	$(112)

	Fair Value as of December 31, 2019
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$(43)	$—	$(43)

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

The Company purchases shares to satisfy employee tax obligations related to its Stock Incentive Plan. The Company did not purchase any shares during the six months ended June 30, 2020. During the three and six months ended June 30, 2019, the Company purchased 2,574 shares at a share price of $5.05 to satisfy employee tax obligations related to the vesting of restricted stock.

13.	Earnings Per Share

The computation of basic earnings per share is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.

For the three and six months ended June 30, 2020, there were zero anti-dilutive stock options excluded from the computation of diluted earnings per share. For the three and six months ended June 30, 2019, there were 1.0 million anti-dilutive stock options excluded from the computation of diluted earnings per share.

14.	Business Segments and Geographic Information

Our reporting segments are: 1) Data and Analytics Services; and 2) IT Staffing Services.

The data and analytics services segment was acquired through the July 13, 2017 acquisition of the services division of Canada-based InfoTrellis, Inc. This segment is a project-based consulting services business with specialized capabilities in data management and analytics. The business is marketed as Mastech InfoTrellis and utilizes a dedicated sales team with deep subject matter expertise. Mastech InfoTrellis has offices in Atlanta, Toronto, London Singapore, Dublin and a global delivery center in Chennai, India. Project-based delivery reflects a combination of on-site resources and offshore resources out of the Company’s delivery center in Chennai. Assignments are secured on both a time and material and fixed price basis.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Amounts in thousands)		(Amounts in thousands)
Revenues:
Data and Analytics Services	$6,772	$6,654	$14,132	$12,422
IT Staffing Services	40,811	41,818	83,876	81,249

Total revenues	$47,583	$48,472	$98,008	$93,671

Gross Margin %:
Data and Analytics Services	52.2%	46.1%	49.5%	45.8%
IT Staffing Services	22.4%	21.5%	21.9%	21.2%

Total gross margin %	26.6%	24.9%	25.9%	24.4%

Segment operating income:
Data and Analytics Services	$1,173	$1,285	$2,082	$2,326
IT Staffing Services	3,110	1,897	5,350	3,398

Subtotal	4,283	3,182	7,432	5,724
Revaluation of contingent consideration liability	—	6,069	—	6,069
Amortization of acquired intangible assets	(669)	(672)	(1,342)	(1,344)
Interest expenses and other, net	(157)	(507)	(383)	(1,061)

Income before income taxes	$3,457	$8,072	$5,707	$9,388

Below is a reconciliation of segment total assets to consolidated total assets:

	June 30,	December 31,
	2020	2019
	(Amounts in thousands)
Total assets:
Data and analytics services	$41,356	$41,527
IT staffing services	47,226	49,057

Total assets	$88,582	$90,584

Below is geographic information related to our revenues from external customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Amounts in thousands)		(Amounts in thousands)
United States	$46,777	$47,208	$96,127	$91,318
Canada	734	802	1,595	1,443
India and Other	72	462	286	910

Total revenues	$47,583	$48,472	$98,008	$93,671

15.	Recently Issued Accounting Standards

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

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the six months ended June 30, 2020.

Recent Developments

The COVID-19 pandemic had a material impact on our second quarter 2020 performance, particularly with respect to our IT Staffing Services segment. During the quarter, this segment had a decline of 65-billable consultants due to a combination of early assignment ends and a significant reduction in activity levels related to new assignment opportunities. In our Data and Analytics segment, the impact was not as great with respect to revenue declines; however, several projects expected to start in the second quarter of 2020 were deferred into the second half of the year.

While we are closely monitoring the situation, it is difficult at this time to know what impact COVID-19 will have on our business, financial position and operating results in future periods due to numerous uncertainties. During the first six months of 2020, COVID-19 and overall economic conditions disrupted certain of our growth drivers, as the priorities of some of our customers and prospective customers have shifted. We expect spending to be adversely impacted until national and local authorities have issued updated guidance and regulations and customers have confidence that the pandemic has been contained and, likely, for an unknown period of time thereafter. As a result, we expect our future operating results to be negatively impacted by delays in existing customer or new customer purchases, limitations on our ability to expand or upsell within our existing customer base, pricing pressure, the loss of current customers or prospects or by our customers’ inability to pay amounts owed to us.

As of June 30, 2020, the market capitalization of outstanding shares owned by non-affiliates exceeded $75 million, which will trigger us being classified as an Accelerated Filer with respect to SEC regulations and filing requirements next year. As a result, our annual assessment of the effectiveness of our internal controls over financial reporting must now be audited, and the result of that audit will be included in our next Annual Report on Form 10-K in compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Compliance and preparation to comply with this new requirement will significantly increase our administrative costs and could result in the disclosure of material weaknesses in our internal controls. We are currently evaluating the financial and other impact of this new classification.

Overview:

We are a provider of Digital Transformation IT Services to mostly large and medium-sized organizations.

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

Economic Trends and Outlook:

Our business outlook is highly correlated to general North American economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the second half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies and in 2010, market conditions continued to strengthen over the course of the year. In 2011 through 2013, activity levels continued to trend up in most technologies and sales channels. During 2014 and 2015, we continued to see a steady flow of solid activity in our contract staffing business; however, tightness in the supply side (skilled IT professionals) of our business during these years negatively impacted our new assignment successes. Solid activity levels in our contract staffing business continued in 2016 through 2019, however, recruitment challenges remained due to the tightness in the supply of skilled IT professionals. As we entered 2020, we were encouraged by continued growth in the domestic job markets and an expanding U.S. economy, which we believe are positive factors for both our IT Staffing Services and Data and Analytics Services businesses. However, the emergence of the COVID-19 global pandemic during the first quarter of 2020, which has resulted in global recessionary conditions has materially changed our outlook for the year to the negative for the year (see Recent Developments herein).

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

Results of Operations for the Three Months Ended June 30, 2020 as Compared to the Three Months Ended June 30, 2019:

Revenues:

Revenues for the three months ended June 30, 2020 totaled $47.6 million compared to $48.5 million for the corresponding three month period in 2019. This 2% year-over-year revenue decline reflected a 2.4% decrease in our IT staffing services segment, partially offset by a 1.8% increase in our data and analytics services segment. For the three months ended June 30, 2020, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 15.1%). For the three months ended June 30, 2019, the Company had the same one client that had revenues in excess of 10% of total revenues (CGI = 10.9%). The Company’s top ten clients represented approximately 49% and 45% of total revenues for the three months ended June 30, 2020 and 2019, respectively.

Below is a tabular presentation of revenues by reportable segment for the three months ended June 30, 2020 and 2019, respectively:

Revenues (Amounts in millions)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Data and Analytics Services	$6.8	$6.7
IT Staffing Services	40.8	41.8

Total revenues	$47.6	$48.5

Revenues from our Data and Analytics Services segment totaled $6.8 million in the second quarter ended June 30, 2020, compared to $6.7 million in the corresponding period last year. The slight increase in revenues largely reflected challenging economic conditions due to the COVID-19 pandemic which was responsible for project delays and some decline in activity levels. Bookings fared relatively well given the state of the global economy, as we secured new assignments with an aggregate value of approximately $10 million.

Revenues from our IT Staffing Services segment totaled $40.8 million in the three months ended June 30, 2020 compared to $41.8 million during the corresponding 2019 period. This 2% decline reflected a lower level of billable consultants, partially offset by a higher average bill rate in the second quarter of 2020 when compared to the corresponding 2019 period. Billable consultant headcount at June 30, 2020 totaled 1,035-consultants compared to 1,113-consultants compared one-year earlier. The decline in our billable consultants was a direct result of a significant decrease in economic activity in the U.S. due to the COVID-19 pandemic. Our average bill rate increased during the second quarter of 2020 to $76.91 per hour compared to $74.76 per hour in the corresponding 2019 quarter. The increase in average bill rate was due to higher rates on new assignments during the first half of 2020 and was reflective of the types of skill-sets that we deployed, which continues to be more weighted towards digital technologies. Permanent placement / fee revenues were approximately $0.1 million during the quarter, which were lower than $0.2 million in the corresponding 2019 quarter.

Gross Margins:

Gross profits in the second quarter of 2020 totaled $12.7 million and exceeded second quarter of 2019 gross profits by approximately $0.6 million, despite a 2% decline in revenue. Gross profit as a percentage of revenue was 26.6% for the three month period ended June 30, 2020 compared to 24.9% during the same period of 2019. This 170-basis point improvement reflected higher gross margins at both operating segments.

Below is a tabular presentation of gross margin by reporting segment for the three months ended June 30, 2020 and 2019, respectively:

Gross Margin	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Data and Analytics Services	52.2%	46.1%
IT Staffing Services	22.4	21.5

Total gross margin	26.6%	24.9%

Gross margins from our Data and Analytics Services segment were 52.2% of revenues during the second quarter of 2020, which represented a record performance for this segment and exceeded gross margins of a year ago by 610-basis points. The margin improvement reflected higher billable consultant utilization, higher valued client assignments and very little reimbursable project expense revenues due directly to the pandemic (pass-through revenues with no gross margin content).

Gross margins from our IT Staffing Services segment were 22.4% in the second quarter of 2020 compared to 21.5% during the corresponding quarter of 2019. This 90-basis point expansion was due to better gross margins on new assignments secured during the last several quarters, which reflects our focus on advanced technology skill-sets.

Selling, General and Administrative (“S,G&A”) Expenses:

Below is a tabular presentation of operating expenses by sales, operations, amortization of acquired intangible assets, the revaluation of contingent consideration and general and administrative categories for the three months ended June 30, 2020 and 2019, respectively:

S,G&A Expenses (Amounts in millions)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Data and Analytics Services Segment
Sales and Marketing	$1.2	$0.9
Operations	0.4	0.2
Amortization of Acquired Intangible Assets	0.5	0.5
Revaluation of Contingent Consideration	—	(6.1)
General & Administrative	0.7	0.7

Subtotal Data and Analytics Services	$2.8	$(3.8)

S,G&A Expenses (Amounts in millions)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
IT Staffing Services Segment
Sales and Marketing	$1.7	$2.3
Operations	2.0	2.6
Amortization of Acquired Intangible Assets	0.2	0.2
General & Administrative	2.3	2.2

Subtotal IT Staffing Services	$6.2	$7.3

Total S,G&A Expenses	$9.0	$3.5

S,G&A expenses for the three months ended June 30, 2020 totaled $9.0 million or 19.0% of total revenues, compared to $3.5 million or 7.2% of total revenues for the three months ended June 30, 2019. Excluding the revaluation of contingent consideration in the 2019 period and the amortization of acquired intangible assets in both periods, S,G&A expense as a percentage of total revenues would have been 17.6% and 18.3%, respectively. Fluctuations within S,G&A expense components during the second quarter of 2020, compared to the second quarter of 2019, included the following:

•

Sales expense decreased by $0.3 million in the 2020 period compared to the corresponding 2019 period. Approximately $0.3 million reflected investments in the sales organization of our Data and Analytics Services segment. Sales expense in our IT Staffing Services segment decreased by $0.6 million due to reductions in staff and related expenses, which reflected austerity measures we implemented in response to the COVID-19 pandemic.

•

Operations expense decreased by $0.4 million in the 2020 period compared to the corresponding 2019 period. Approximately $0.2 million reflected investments made to the delivery organization of our Data and Analytics Services segment. Operations expense in our IT Staffing Services segment declined by $0.6 million and related to reductions in staff and related expenses (austerity measures we implemented) as well as lower activity related expenses such as visa processing fees and background check expenditures.

•	Amortization of acquired intangible assets was $0.7 million in both the 2020 and 2019 periods.

•	Revaluation of contingent consideration totaled a credit of $6.1 million in the 2019 period. No contingent consideration existed on the Company’s balance sheet in the corresponding 2020 period.

•

General and administrative expense increased by $0.1 million in the 2020 period compared to the corresponding 2019 period. General and administrative expense in our Data and Analytics Services segment was flat as higher executive leadership compensation expense and stock-based compensation expense was offset by lower travel expenses due to the pandemic. In our IT Staffing Services segment, higher stock-based compensation expense was responsible for the $0.1 million increase in general and administrative expenses.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended June 30, 2020 consisted of interest expense of ($198,000) and foreign exchange gains of $41,000. For the three months ended June 30, 2019, Other Income / (Expense) consisted of interest expense of ($468,000) and foreign exchange losses ($39,000). The lower level of interest expense was reflective of debt repayments in 2019 and the first half of 2020 and a lower effective interest rate.

Income Tax Expense:

Income tax expense for the three months ended June 30, 2020 totaled $488,000, representing an effective tax rate on pre-tax income of 14.1% compared to $2.1 million for the three months ended June 30, 2019, which represented a 26.2% effective tax rate on pre-tax income. The lower effective tax rate in the 2020 period largely reflected excess tax benefits related to the exercise of stock options and the vesting of restricted share units.

Results of Operations for the Six Months Ended June 30, 2020 as Compared to the Six Months Ended June 30, 2019:

Revenues:

Revenues for the six months ended June 30, 2020 totaled $98.0 million compared to $93.7 million for the corresponding six month period in 2019. This 5% year-over-year revenue increase reflected 14% growth in our Data and Analytics segment and 3% growth in our IT Staffing Services segment. For the six months ended June 30, 2020, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 13.9%). For the six months ended June 30, 2019, the Company had the same one client that had revenues in excess of 10% of total revenues (CGI = 11.4%). The Company’s top ten clients represented approximately 47% and 45% of total revenues for the six months ended June 30, 2020 and 2019, respectively.

Below is a tabular presentation of revenues by reportable segment for the six months ended June 30, 2020 and 2019, respectively:

Revenues (Amounts in millions)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Data and Analytics Services	$14.1	$12.4
IT Staffing Services	83.9	81.3

Total revenues	$98.0	$93.7

Revenues from our Data and Analytics Services segment totaled $14.1 million during the six months ended June 30, 2020, compared to $12.4 million in the corresponding period last year. The year-over-year increase was due to a high level of assignment wins over the last several quarters. However, the impact of the COVID-19 pandemic has resulted in a number of assignments being pushed out to the second half of 2020, which has negatively affected our performance in the first half of 2020.

Revenues from our IT Staffing Services segment totaled $83.9 million during the six months ended June 30, 2020 compared to $81.3 million during the corresponding 2019 period. The COVID-19 pandemic had a material impacted on our billable consultant base due to early assignment ends and a much lower level of activity in the 2020 period. During the first half of 2020, our billable consultants decline by 132-consultants when compared to the corresponding 2019 period. A higher average bill rate during the six month period of 2020 when compared to the corresponding 2019 period, helped mitigate the impact on 2020 revenues due to the billable consultant decline. Permanent placement / fee revenues were approximately $0.3 million during the six month period of 2020, which was $0.1 million lower than a strong permanent placement performance of a year ago.

Gross Margins:

Gross profits in the six months ended June 30, 2020 totaled $25.4 million, compared to $22.9 million during the corresponding 2019 period. Gross profit as a percentage of revenue was 25.9% for the six month period ended June 30, 2020 compared to 24.4% during the same period of 2019. This 150-basis point improvement reflected higher gross margins at both operating segments, and higher revenue levels in our high-margin Data and Analytics Services segment (favorable revenue mix).

Below is a tabular presentation of gross margin by reporting segment for the six months ended June 30, 2020 and 2019, respectively:

Gross Margin	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Data and Analytics Services	49.5%	45.8%
IT Staffing Services	21.9	21.2

Total gross margin	25.9%	24.4%

Gross margins from our Data and Analytics Services segment were 49.5% of revenues during the six month period ended June 30, 2020. This compared to gross margins of 45.8% in the corresponding period of 2019. The margin improvement reflected higher valued assignments, better billable consultant utilization and less pass-through travel revenues in the 2020 period due directly to the pandemic.

Gross margins from our IT Staffing Services segment were 21.9% in the six months ended June 30, 2020 compared to 21.2% during the corresponding period of 2019. This 70-basis point expansion was due to better gross margins on new assignments secured during the last several quarters, which reflects our focus on advanced technology skill-sets.

Selling, General and Administrative (“S,G&A”) Expenses:

Below is a tabular presentation of operating expenses by sales, operations, amortization of acquired intangible assets, revaluation of contingent consideration and general and administrative categories for the six months ended June 30, 2020 and 2019, respectively:

S,G&A Expenses (Amounts in millions)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Data and Analytics Services Segment
Sales and Marketing	$2.5	$1.9
Operations	0.9	0.3
Amortization of Acquired Intangible Assets	1.0	1.0
Revaluation of Contingent Consideration	—	(6.1)
General & Administrative	1.5	1.2

Subtotal Data and Analytics Services	$5.9	$(1.7)

IT Staffing Services Segment
Sales and Marketing	$3.7	$4.4
Operations	4.4	5.0
Amortization of Acquired Intangible Assets	0.4	0.4
General & Administrative	4.9	4.3

Subtotal IT Staffing Services	$13.4	$14.1

Total S,G&A Expenses	$19.3	$12.4

S,G&A expenses for the six months ended June 30, 2020 totaled $19.3 million or 19.7%, compared to $12.4 million or 13.3% for the six months ended June 30, 2019. Excluding the revaluation of contingent consideration in 2019 and the amortization of acquired intangible assets in both periods, S,G&A expense as a percentage of total revenues would have been 18.3% and 18.3%, respectively. Fluctuations within S,G&A expense components during the first six months of 2020, compared to the first six months of 2019, included the following:

•

Sales expense decreased by $0.1 million in the 2020 period compared to the corresponding 2019 period. Approximately $0.6 million reflected investments in the sales organization of our Data and Analytics Services segment. Sales expense in our IT Staffing Services segment decreased by $0.7 million largely due to austerity measures we implemented in response to the COVID-19 pandemic.

•

Operations expense was flat in the 2020 period compared to the corresponding 2019 period. Investments made to the delivery organization of our Data and Analytics Services segment totaled $0.6 million. In our IT Staffing Services segment, operations expenses decreased by $0.6 million largely due to austerity measures we implemented and lower activity-based expenses.

•	Amortization of acquired intangible assets was $1.4 million in both the 2020 and 2019 periods.

•	Revaluation of contingent consideration totaled a credit of $6.1 million in the 2019 period. No contingent consideration existed on the Company’s balance sheet in the corresponding 2020 period.

•

General and administrative expense increased by $0.9 million in the 2020 period compared to the corresponding 2019 period. Approximately $0.3 million was related to our Data and Analytics Services segment and was largely due to higher stock-based compensation expense partially offset by lower travel expenses in the 2020 period. The $0.6 million increase in our IT Staffing Services segment was largely due to higher stock-based compensation expense, event costs and outside service expenses.

Other Income / (Expense) Components:

Other Income / (Expense) for the six months ended June 30, 2020 consisted of interest expense of ($477,000) and foreign exchange gains of $94,000. For the six months ended June 30, 2019, Other Income / (Expense) consisted of interest expense of ($1.0 million) and foreign exchange losses of ($54,000). The lower level of interest expense was reflective of debt repayments in 2019 and the first half of 2020 and a lower effective interest rate.

Income Tax Expense:

Income tax expense for the six months ended June 30, 2020 totaled $869,000, representing an effective tax rate on pre-tax income of 15.2% compared to $2.5 million for the six months ended June 30, 2019, which represented a 26.3% effective tax rate on pre-tax income. The lower effective tax rate in the 2020 period largely reflected excess tax benefits related to the exercise of stock options and the vesting of restricted share units.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

At June 30, 2020, we had bank debt, net of cash balances on hand, of $10.0 million and approximately $17.3 million of borrowing capacity under our existing credit facility.

Historically, we have funded our organic business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At June 30, 2020, our accounts receivable “days sales outstanding” (“DSOs”) measurement was 59-days, an improvement of 1-day when compared to our March 31, 2020 measurement.

We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility will be adequate to fund our business needs and debt service obligations over the next twelve months, exclusive of any acquisition activity.

Cash flows provided by (used in) operating activities:

Cash provided by operating activities for the six months ended June 30, 2020 totaled $11.6 million compared to cash provided by operating activities of $8.8 million during the six months ended June 30, 2019. Elements of cash flow during the 2020 period were net income of $4.8 million, non-cash charges of $2.6 million and a decrease in operating working capital levels of $4.2 million. Elements of cash flow during the corresponding 2019 period were net income of $6.9 million, non-cash charges of ($2.2 million), and a decrease in operating working capital levels of $4.1 million. The operating working capital decrease in the 2020 period reflected an improvement in DSOs and higher payroll related accruals. The operating working capital decrease in the 2019 period reflected improved account receivable collections and higher payroll accruals (timing of pay periods).

Cash flows (used in) investing activities:

Cash (used in) investing activities for the six months ended June 30, 2020 was ($135,000) compared to ($501,000) for the six months ended June 30, 2019. In 2020 and 2019, capital expenditures represented the majority of these expenditures. The decline in 2020 capital expenditure levels was due to material system upgrade expenditures in the 2019 period, which were not incurred in 2020.

Cash flows (used in) financing activities:

Cash (used in) financing activities for the six months ended June 30, 2020 totaled ($9.4 million) and largely consisted of net debt payments on our term loan and revolving credit line of ($10.8 million) partially offset by $1.4 million of proceeds from the issuance of common stock. Cash (used in) financing activities for the six months ended June 30, 2019 totaled ($5.7 million) and consisted of net debt payments on our term loan and revolving credit line of ($5.8 million) partially offset by $0.1 million of proceeds from the issuance of common stock.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2019.

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

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020, except for the following update:

Our transition to being an Accelerated Filer and compliance with Section 404 of the Sarbanes-Oxley Act of 2002 will be time consuming and costly, and our inability to maintain effective internal controls over financial reporting in the future could result in investors losing confidence in the accuracy and completeness of our financial reports and negatively affect the market price of our common stock.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Because we will become an Accelerated Filer next year, Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires that we furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting, and our independent registered public accounting firm is required to attest to the effectiveness of our internal controls over financial reporting. Maintenance of internal controls over financial reporting and our transition to becoming subject to additional requirements of Section 404 of the Sarbanes-Oxley Act will be time-consuming and costly. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our Common Stock repurchased during the quarter ended June 30, 2020 is set forth in the following table:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (1)
April 1, 2020 — April 30, 2020	—	—	—	—
May 1, 2020 — May 31, 2020	—	—	—	—
June 1, 2020 — June 30, 2020	—	—	—	—

Total	—	—	—	—

(1)	As of June 30, 2020, the Company does not have a publicly announced repurchase program in place.

ITEM 6.	EXHIBITS

(a) Exhibits

10.1	Schedule A-4, dated March 20, 2020, to Fourth Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and Vivek Gupta (incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2020).

10.2	Schedule A-9, dated March 20, 2020, to Third Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and John J. Cronin, Jr. (incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2020).

10.3	Fourth Amendment to Mastech Digital, Inc. Stock Incentive Plan (as amended and restated), dated May 13, 2020 (incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2020).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of August, 2020.

MASTECH DIGITAL, INC.

August 7, 2020	/s/ VIVEK GUPTA
Vivek Gupta Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer
(Principal Financial Officer)