Form 10-Q
period 2020-09-30
Mastech Digital, Inc.
filed 2020-11-09
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark	One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2020 was 11,379,749.

MASTECH DIGITAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$47,383	$49,543	$145,391	$143,214
Cost of revenues	34,293	37,214	106,926	107,996

Gross profit	13,090	12,329	38,465	35,218
Selling, general and administrative expenses:
Operating expenses	8,873	9,259	28,158	27,768
Revaluation of contingent consideration liability	—	—	—	(6,069)

Total selling, general and administrative expenses	8,873	9,259	28,158	21,699

Income from operations	4,217	3,070	10,307	13,519
Interest income (expense), net	(164)	(413)	(641)	(1,420)
Other income (expense), net	(27)	33	67	(21)

Income before income taxes	4,026	2,690	9,733	12,078
Income tax expense	1,028	741	1,897	3,207

Net income	$2,998	$1,949	$7,836	$8,871

Earnings per share:
Basic	$.26	$.18	$.70	$.80

Diluted	$.25	$.17	$.66	$.79

Weighted average common shares outstanding:
Basic	11,381	11,039	11,260	11,022

Diluted	12,042	11,205	11,911	11,198

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$2,998	$1,949	$7,836	$8,871
Other comprehensive income (loss):
Net unrealized gain (loss) on interest-rate swap contracts	39	(13)	(29)	(161)
Foreign currency translation adjustment	107	(116)	(198)	(71)

Total pretax net unrealized gain (loss)	146	(129)	(227)	(232)
Income tax expense (benefit)	10	(4)	(8)	(42)

Total other comprehensive gain (loss), net of taxes	136	(125)	(219)	(190)

Total comprehensive income	$3,134	$1,824	$7,617	$8,681

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$4,014	$2,981
Accounts receivable, net of allowance for uncollectible accounts of $338 in 2020 and 2019	18,733	22,345
Unbilled receivables	12,525	10,007
Prepaid and other current assets	2,647	1,597

Total current assets	37,919	36,930
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,948	1,871
Enterprise software	2,730	2,728
Leasehold improvements	562	496

	5,240	5,095
Less – accumulated depreciation and amortization	(3,107)	(2,619)

Net equipment, enterprise software, and leasehold improvements	2,133	2,476
Operating lease right-of-use assets	3,642	4,617
Non-current deposits	392	405
Goodwill, net of impairment	26,106	26,106
Intangible assets, net	18,052	20,050

Total assets	$88,244	$90,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,575	$4,575
Accounts payable	3,114	4,027
Accrued payroll and related costs	11,325	7,902
Current portion of operating lease liability	1,188	1,396
Other accrued liabilities	635	954
Deferred revenue	104	237

Total current liabilities	20,941	19,091

Long-term liabilities:
Long-term debt, less current portion, net	3,865	20,682
Long-term operating lease liability, less current portion	2,558	3,321
Long-term accrued income taxes	185	185
Long-term deferred income taxes	726	1,025
Long-term payroll tax liabilities	3,107	—

Total liabilities	31,382	44,304
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 250,000,000 shares authorized and 13,026,169 shares issued as of September 30, 2020 and 12,700,660 shares issued as of December 31, 2019	130	127
Additional paid-in-capital	24,901	21,939
Retained earnings	36,595	28,759
Accumulated other comprehensive income (loss)	(577)	(358)
Treasury stock, at cost; 1,646,420 shares as of September 30, 2020 and as of December 31, 2019	(4,187)	(4,187)

Total shareholders’ equity	56,862	46,280

Total liabilities and shareholders’ equity	$88,244	$90,584

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balances, December 31, 2019	$127	$21,939	$28,759	$(4,187)	$(358)	$46,280
Net income	—	—	1,869	—	—	1,869
Other comprehensive (loss), net of taxes	—	—	—	—	(336)	(336)
Stock-based compensation expense	—	456	—	—	—	456
Stock options exercised	1	555	—	—	—	556

Balances, March 31, 2020	$128	$22,950	$30,628	$(4,187)	$(694)	$48,825

Net income	—	—	2,969	—	—	2,969
Employee common stock purchases	—	105	—	—	—	105
Other comprehensive (loss), net of taxes	—	—	—	—	(19)	(19)
Stock-based compensation expense	—	612	—	—	—	612
Stock options exercised	2	765	—	—	—	767

Balances, June 30, 2020	$130	$24,432	$33,597	$(4,187)	$(713)	$53,259

Net income	—	—	2,998	—	—	2,998
Other comprehensive gain, net of taxes	—	—	—	—	136	136
Stock-based compensation expense	—	462	—	—	—	462
Stock options exercised	—	7	—	—	—	7

Balances, September 30, 2020	$130	$24,901	$36,595	$(4,187)	$(577)	$56,862

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balances, December 31, 2018	$126	$20,829	$17,614	$(4,174)	$(119)	$34,276
Net income	—	—	964	—	—	964
Other comprehensive (loss), net of taxes	—	—	—	—	(31)	(31)
Stock-based compensation expense	—	236	—	—	—	236

Balances, March 31, 2019	$126	$21,065	$18,578	$(4,174)	$(150)	$35,445

Net income	—	—	5,958	—	—	5,958
Employee common stock purchases	1	105	—	—	—	106
Other comprehensive (loss), net of taxes	—	—	—	—	(34)	(34)
Stock-based compensation expense	—	267	—	—	—	267
Purchase of treasury stock	—	—	—	(13)	—	(13)

Balances, June 30, 2019	$127	$21,437	$24,536	$(4,187)	$(184)	$41,729

Net income	—	—	1,949	—	—	1,949
Other comprehensive (loss), net of taxes	—	—	—	—	(125)	(125)
Stock-based compensation expense	—	263	—	—	—	263

Balances, September 30, 2019	$127	$21,700	$26,485	$(4,187)	$(309)	$43,816

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$7,836	$8,871
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,599	2,577
Bad debt expense	—	80
Interest amortization of deferred financing costs	78	78
Stock-based compensation expense	1,530	766
Deferred income taxes, net	(299)	1,379
Revaluation of contingent consideration liability	—	(6,069)
Operating lease assets and liabilities, net	4	100
Loss on disposition of fixed assets	2	—
Working capital items:
Accounts receivable and unbilled receivables	1,094	3,040
Prepaid and other current assets	(1,050)	(190)
Accounts payable	(913)	232
Accrued payroll and related costs	6,530	2,100
Other accrued liabilities	(340)	111
Deferred revenue	(133)	(12)

Net cash flows provided by operating activities	16,938	13,063

INVESTING ACTIVITIES:
Recovery of (payment for) non-current deposits	13	130
Capital expenditures	(260)	(886)

Net cash flows (used in) investing activities	(247)	(756)

FINANCING ACTIVITIES:
(Repayments) borrowings on revolving credit facility, net	(9,501)	(8,228)
(Repayments) on term loan facility	(7,394)	(3,432)
Proceeds from the issuance of common shares	105	106
Purchase of treasury stock	—	(13)
Proceeds from the exercise of stock options	1,330	—

Net cash flows (used in) financing activities	(15,460)	(11,567)

Effect of exchange rate changes on cash and cash equivalents	(198)	(71)

Net change in cash and cash equivalents	1,033	669
Cash and cash equivalents, beginning of period	2,981	1,294

Cash and cash equivalents, end of period	$4,014	$1,963

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

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

Accounting Principles

The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the SEC on March 30, 2020. Additionally, our operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that can be expected for the year ending December 31, 2020 or for any other period.

Principles of Consolidation

The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the nine months ended September 30, 2020.

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

The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Amounts in thousands)		(Amounts in thousands)
Data and Analytics Services Segment
Time-and-material Contracts	$4,140	$5,415	$11,952	$14,178
Fixed-price Contracts	3,036	1,665	9,356	5,324

Subtotal Data and Analytics Services	$7,176	$7,080	$21,308	$19,502

IT Staffing Services Segment
Time-and-material Contracts	$40,207	$42,463	$124,083	$123,712
Fixed-price Contracts	—	—	—	—

Subtotal IT Staffing Services	$40,207	$42,463	$124,083	$123,712

Total Revenues	$47,383	$49,543	$145,391	$143,214

For the three months ended September 30, 2020, the Company had one client that exceeded 10% of total revenue (CGI = 16.6%). For the nine months ended September 30, 2020, the Company had the same one client that exceeded 10% of total revenue (CGI = 14.8%). For the three and nine months ended September 30, 2019, the Company had the same one client that exceeded 10% of total revenue in both periods (CGI = 11.3% and 11.3%, respectively).

The Company’s top ten clients represented approximately 51% and 45% of total revenues for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, the Company’s top ten clients represented approximately 48% and 45% of total revenues, respectively.

The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Amounts in thousands)		(Amounts in thousands)
United States	$46,445	$48,421	$142,572	$139,739
Canada	768	737	2,363	2,180
India and Other	170	385	456	1,295

Total revenues	$47,383	$49,543	$145,391	$143,214

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

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$3,527	$4,472
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	16,671	4,457	12,214
Covenant-not-to-compete	5	761	488	273
Trade name	5	1,221	783	438
Technology	7	1,209	554	655

Total Intangible Assets		$28,429	$10,377	$18,052

	As of December 31, 2019
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$3,027	$4,972
Covenant-not-to-compete	5	319	290	29
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	16,671	3,415	13,256
Covenant-not-to-compete	5	761	374	387
Trade name	5	1,221	600	621
Technology	7	1,209	424	785

Total Intangible Assets		$28,429	$8,379	$20,050

Amortization expense for the three and nine month periods ended September 30, 2020 totaled $656,000 and $2.0 million, respectively and is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. For the three and nine month periods ended September 30, 2019, amortization expense was $673,000 and $2.0 million, respectively.

The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2020 through 2024 is as follows:

	Years Ended December 31,
	2020	2021	2022	2023	2024
	(Amounts in thousands)
Amortization expense	$2,654	$2,625	$2,443	$2,229	$2,149

4.	Leases

The Company rents certain office facilities and equipment under noncancelable operating leases. As of September 30, 2020, approximately 90,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All of our leases are classified as operating leases. The average initial lease term is five years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from less than one year to 4 years with an average of 1.4 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

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

The following table summarizes the balance sheet classification of the lease asset and related lease liability:

	September 30, 2020	December 31, 2019
	(Amounts in thousands)
Assets:
Long-term operating lease right-of-use assets	$3,642	$4,617

Liabilities:
Short-term operating lease liability	$1,188	$1,396
Long-term operating lease liability	2,558	3,321

Total Liabilities	$3,746	$4,717

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of September 30, 2020
(in thousands)
2020 (For remainder of year)	$415
2021	1,227
2022	1,120
2023	1,074
2024	287
Thereafter	—

Total	4,123
Less: Imputed interest	(377)

Present value of operating lease liabilities	$3,746

The weighted average discount rate used to calculate the present value of future lease payments was 5.3%.

We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the three and nine months ended September 30, 2020 totaled $0.4 million and $1.2 million, respectively. Rental expense for the three and nine months ended September 30, 2019 totaled $0.4 million and $1.2 million, respectively.

Total cash paid for lease liabilities for the three and nine months ended September 30, 2020 totaled $0.4 million and $1.2 million, respectively. Total cash paid for lease liabilities for the three and nine months ended September 30, 2019 totaled $0.4 million and $1.2 million, respectively.

New leases entered into during the three and nine months ended September 30, 2020 totaled $0 and $0.2 million, respectively. New leases entered into during the three and nine months ended September 30, 2019 totaled $0 million and $0.5 million, respectively.

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S. based salaried employees. Concurrent with the 2015 acquisition of Hudson IT, the Company expanded employee eligibility under the Retirement Plan to include all U.S. based W-2 hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. For Hudson IT employees enrolled in the Hudson Employee Retirement Savings Plan under the Code at the acquisition date, the Company provided a matching contribution of 50% of the first 6% of the participant’s contributed pay, subject to vesting based on the combined tenure with Hudson and Mastech Digital. For all other employees, the Company did not provide for any matching contributions for the nine months ended September 30, 2020 and 2019. Mastech Digital’s total contributions to the Retirement Plan for the three months ended September 30, 2020 and September 30, 2019 related to the former Hudson IT employees totaled approximately $0 and $9,000, respectively. Mastech Digital’s total contributions to the Retirement Plan for the nine months ended September 30, 2020 and September 30, 2019 related to the former Hudson IT employees totaled approximately $0 and $44,000, respectively. Effective January 1, 2020, the Company eliminated the 401(k) match for Hudson IT employees.

7.	Stock-Based Compensation

In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 4,900,000 shares of the Company’s Common Stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three months ended September 30, 2020, the Company granted no stock options under the Plan. During the three months ended September 30, 2019, the Company granted 130,000 stock options at an average strike price of $5.65 under the Plan. During the nine months ended September 30, 2020, the Company granted restricted share units of 11,475 and 800,000 stock option grants at an average strike price of $15.49. During the three months ended September 30, 2019, the Company granted restricted share units of 16,365 and 683,000 stock option grants at an average strike price of $6.48. As of September 30, 2020 and December 31, 2019, there were 487,000 shares and 217,000 shares, respectively, available for grants under the Plan.

Stock-based compensation expense for the three months ended September 30, 2020 and 2019 was $462,000 and $263,000, respectively, and for the nine months September 30, 2020 and 2019 was $1,530,000 and $766,000. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three and nine months September 30, 2020, the Company issued 1,000 and 318,774 shares, respectively, related to the vesting of restricted shares and the exercising of stock options. During the three and nine months ended September 30, 2019, the Company issued 0 and 17,460 shares, respectively related to the vesting of restricted shares.

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

During the three months ended September 30, 2020 and 2019, there were no shares issued under the Stock Purchase Plan. During the nine months ended September 30, 2020 and 2019 there were 11,735 shares (the six-month offering period ended June 30, 2020) and 25,793 shares (the six-month period ended June 20, 2019) issued under the Stock Purchase Plan at a share price of $8.97 and $4.04, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2020 totaled $21,000 and $58,000, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2019 totaled $20,000 and $62,000, respectively. All stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019. At September 30, 2020, there were 547,765 shares available for grants under the Plan.

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

Borrowings under the Revolver and the term loans, at the Company’s election, bear interest at either (a) the higher of PNC’s prime rate or the federal funds rate plus 0.50%, plus an applicable margin determined based upon the Company’s senior leverage ratio or (b) an adjusted London Interbank Offered Rate (“LIBOR”), plus an applicable margin determined based upon the Company’s senior leverage ratio. The applicable margin on the base rate is between 0.50% and 1.25% on Revolver borrowings and between 1.75% and 2.50% on term loans. The applicable margin on the adjusted LIBOR is between 1.50% and 2.25% on revolver borrowings and between 2.75% and 3.50% on term loans. A 20 to 30 basis point per annum commitment fee on the unused portion of the Revolver facility is charged and due monthly in arrears. The applicable commitment fee is determined based upon the Company’s senior leverage ratio. The Company pledged substantially all of its assets in support of the Credit Agreement. The Credit Agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the Credit Agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of September 30, 2020, the Company was in compliance with all provisions under the facility.

In connection with securing the commitments under the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $506,000, which were capitalized and are being amortized as interest expense over the life of the facility. Debt financing costs of $185,000 and $263,000 (net of amortization) as of September 30, 2020 and December 31, 2019, respectively, are presented as reductions in long-term debt in the Company’s Condensed Consolidated Balance Sheets.

As of September 30, 2020 and December 31, 2019, the Company’s outstanding borrowings under the Revolver totaled $0.1 million and $9.5 million, respectively; and unused borrowing capacity available was approximately $22.5 million and $13.0 million, respectively. The Company’s outstanding borrowings under the Term Loan were $8.6 million and $16.0 million at September 30, 2020 and December 31, 2019, respectively. The Company believes the eligible borrowing base on the Revolver will not fall below current outstanding borrowings for a period of time exceeding one year and has classified the $0.1 million net outstanding debt balance at September 30, 2020, as long-term.

As described in Note 16 below, the Company entered into an amendment to its Credit Agreement on October 1, 2020 to, among other things, increase its term loan facility by approximately $10 million and increase the aggregate commitment amount of its revolving loan facility to $30 million, an increase of $7.5 million from the previous credit line of $22.5 million.

9.	Income Taxes

The components of income before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Amounts in Thousands)		(Amounts in Thousands)
Income before income taxes:
Domestic	$3,505	$1,929	$8,858	$4,095
Foreign	521	761	875	7,983

Income before income taxes	$4,026	$2,690	$9,733	$12,078

The Company has foreign subsidiaries outside the United States, which generate revenues from non-US based clients. Additionally, these subsidiaries provide services to the Company’s U.S. parents. Accordingly, the Company allocates a portion of its income to these subsidiaries based on a “transfer pricing” model and reports such income as foreign in the above table.

During the three and nine months ended September 30, 2019, $0 and $6.1 million of income before income taxes was generated by the Company’s Canadian subsidiary as a result of the revaluation of contingent consideration liability.

The provision for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Amounts in Thousands)		(Amounts in Thousands)
Current provision:
Federal	$799	$508	$1,313	$975
State	135	121	321	210
Foreign	214	203	553	621

Total current provision	$1,148	$832	$2,187	$1,806

Deferred provision (benefit):
Federal	(84)	(45)	(177)	(48)
State	(15)	(10)	(45)	(11)
Foreign	(181)	(36)	(228)	1,460

Total deferred provision (benefit)	(280)	(91)	(450)	1,401

Change in valuation allowance	160	—	160	—

Total provision for income taxes	$1,028	$741	$1,897	$3,207

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three and nine months ended September 30, 2020 and 2019 were as follows (amounts in thousands):

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
Income taxes computed at the federal statutory rate	$846	21.0%	$565	21.0%
State income taxes, net of federal tax benefit	98	2.4	111	4.1
Excess tax benefit from stock options/restricted shares	(3)	—	—	—
Difference in income tax rate on foreign earnings	(73)	(1.8)	65	2.4
Change in valuation allowance	160	3.9	—	—

	$1,028	25.5%	$741	27.5%

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
Income taxes computed at the federal statutory rate	$2,044	21.0%	$2,536	21.0%
State income taxes, net of federal tax benefit	454	4.7	199	1.7
Excess tax benefit from stock options/restricted shares	(928)	(9.5)	(6)	(0.1)
Difference in income tax rate on foreign earnings	167	1.7	478	4.0
Change in valuation allowance	160	1.6	—	—

	$1,897	19.5%	$3,207	26.6%

The valuation allowance at September 30, 2020 and December 31, 2019 was $160,000 and $0, respectively, and relates to the uncertainty of the realization of foreign net operating losses (“NOL’s”).

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, are as follows:

(Amounts in thousands)	Nine Months Ended September 30, 2020
Balance as of December 31, 2019	$20
Additions related to current period	—
Additions related to prior periods	—
Reductions related to prior periods	—

Balance as of September 30, 2020	$20

The Company believes that the total amount of unrecognized tax benefits could be reduced by approximately $20,000 during the next twelve months due to the expiration of the statutes of limitation.

10.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

Concurrent with the Company’s July 13, 2017 borrowings under its new credit facility, the Company entered into a 44–month interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. Under the swap contracts, the Company pays interest at a fixed rate of 1.99% and receives interest at a variable rate equal to the daily U.S. LIBOR on an initial notional amount of $15.0 million. Notional amounts were $8.6 million and $10.3 million at September 30, 2020 and December 31, 2019, respectively. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Condensed Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of interest-rate swap contracts deemed ineffective are recognized in the Consolidated Statements of Operations as interest expense. Prior to July 13, 2017, the Company had outstanding interest-rate swap contracts related to term loan borrowings under the Company’s previous credit agreement. The fair value of the interest-rate swap contracts at September 30, 2020 and December 31, 2019 was a liability of $72,000 and $43,000, respectively, and is reflected in the Condensed Consolidated Balance Sheets as other current liabilities.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income are as follows (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Location of Gain / (Loss) reclassified in Income (Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income (Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
For the Three Months Ended September 30, 2020:
Interest-Rate Swap Contract	$39	Interest Expense	$(40)	Interest Expense	$—
For the Nine Months Ended September 30, 2020:
Interest-Rate Swap Contract	$(29)	Interest Expense	$(82)	Interest Expense	$—
For the Three Months Ended September 30, 2019:
Interest-Rate Swap Contract	$(13)	Interest Expense	$7	Interest Expense	$—
For the Nine Months Ended September 30, 2019:
Interest-Rate Swap Contract	$(161)	Interest Expense	$36	Interest Expense	$—

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2020		December 31, 2019
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest-Rate Swap Contracts	Other Current Liabilities	$73	Other Current Liabilities	$43

The estimated amount of pretax income as of September 30, 2020 that is expected to be reclassified from other comprehensive income into earnings within the next 12 months is approximately $36,000.

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

At September 30, 2020 and December 31, 2019, the Company carried the following financial assets (liabilities) at fair value measured on a recurring basis (in thousands):

	Fair Value as of September 30, 2020
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$(73)	$—	$(73)

	Fair Value as of December 31, 2019
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$(43)	$—	$(43)

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

The Company purchases shares to satisfy employee tax obligations related to its Stock Incentive Plan. During the three and nine months ended September 30, 2020, the Company did not purchase any shares. During the three and nine months ended September 30, 2019, the Company purchased no shares and 2,574 shares at a share price of $5.05 to satisfy employee tax obligations related to the vesting of restricted stock.

13.	Earnings Per Share

The computation of basic earnings per share is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.

For the three and nine months ended September 30, 2020, there were no shares anti-dilutive stock options excluded from the computation of diluted earnings per share, respectively. For the three and nine months ended September 30, 2019, there were 1.1 million and 1.0 million anti-dilutive stock options excluded from the computation of diluted earnings per share, respectively.

14.	Business Segments and Geographic Information

Our reporting segments are: 1) Data and Analytics Services; and 2) IT Staffing Services.

The data and analytics services segment was acquired through the July 13, 2017 acquisition of the services division of Canada-based InfoTrellis, Inc. This segment is a project-based consulting services business with specialized capabilities in data management and analytics. The business is marketed as Mastech InfoTrellis and utilizes a dedicated sales team with deep subject matter expertise. Mastech InfoTrellis has offices in Atlanta, Toronto, London, Singapore, Dublin and a global delivery center in Chennai, India. Project-based delivery reflects a combination of on-site resources and offshore resources out of the Company’s delivery center in Chennai. Assignments are secured on both a time and material and fixed price basis.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Amounts in thousands)		(Amounts in thousands)
Revenues:
Data and analytics services	$7,176	$7,080	$21,308	$19,502
IT staffing services	40,207	42,463	124,083	123,712

Total revenues	$47,383	$49,543	$145,391	$143,214

Gross Margin %:
Data and analytics services	55.9%	45.7%	51.7%	45.8%
IT staffing services	22.6%	21.4%	22.1%	21.3%

Total gross margin %	27.6%	24.9%	26.5%	24.6%

Segment operating income:
Data and analytics services	$1,579	$1,530	$3,661	$3,856
IT staffing services	3,294	2,103	8,644	5,501

Subtotal	4,873	3,633	12,305	9,357
Acquisition transaction expenses	—	110	—	110
Revaluation of contingent gain consideration liability	—	—	—	6,069
Amortization of acquired intangible assets	(656)	(673)	(1,998)	(2,017)
Interest expenses and other, net	(191)	(380)	(574)	(1,441)

Income before income taxes	$4,026	$2,690	$9,733	$12,078

Below is a reconciliation of segment total assets to consolidated total assets:

	September 30, 2020	December 31, 2019
	(Amounts in thousands)
Total assets:
Data and analytics services	$41,496	$41,527
IT staffing services	46,748	49,057

Total assets	$88,244	$90,584

Below is geographic information related to our revenues from external customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Amounts in thousands)		(Amounts in thousands)
United States	$46,445	$48,421	$142,572	$139,739
Canada	768	737	2,363	2,180
India and Other	170	385	456	1,295

Total revenues	$47,383	$49,543	$145,391	$143,214

15.	Recently Issued Accounting Standards

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

16.	Subsequent Events:

On October 1, 2020, the Company acquired AmberLeaf Partners, Inc., a Chicago-based customer experience consulting company. The transaction was valued at $14 million, with $9.5 million paid in cash at closing, subject to customary adjustments, and up to $4.5 million in deferred payments over the next two years – contingent upon the acquired business achieving specific financial targets.     Concurrent with the acquisition, the Company entered into a 3-year amendment to its Credit Agreement on October 1, 2020 to, among other things, increase its term loan facility by approximately $10 million and increase the aggregate commitment amount of its revolving loan facility to $30 million, an increase of $7.5 million from the previous credit line of $22.5 million.

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

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the nine months ended September 30, 2020.

Recent Developments

AmberLeaf Partners Acquisition

On October 1, 2020, we acquired AmberLeaf Partners, Inc., a Chicago-based customer experience consulting company. The transaction was valued at $14 million, with $9.5 million paid in cash at closing, subject to customary adjustments, and up to $4.5 million in deferred payments over the next two years – contingent upon the acquired business achieving specific financial targets.

Concurrent with the acquisition, the Company entered into a 3-year amendment to its Credit Agreement on October 1, 2020 to, among other things, increase its term loan facility by approximately $10 million and increase the aggregate commitment amount of its revolving loan facility to $30 million, an increase of $7.5 million from the previous credit line of $22.5 million.

COVID-19 Pandemic

The COVID-19 pandemic had a material impact on our third quarter 2020 performance, particularly with respect to our IT Staffing Services segment. During the quarter, this segment had an increase of only 2-billable consultants due to reduction in activity levels related to new assignment opportunities. In our Data and Analytics segment, the impact was not as great with respect to revenue declines; however, several projects expected to start in the third quarter of 2020 were deferred into the 2021 calendar year.

While we are closely monitoring the situation, it is difficult at this time to know what impact COVID-19 will have on our business, financial position and operating results in future periods due to numerous uncertainties. During the first nine months of 2020, COVID-19 and overall economic conditions disrupted certain of our growth drivers, as the priorities of some of our customers and prospective customers have shifted. We expect spending to be adversely impacted until national and local authorities have issued updated guidance and regulations and customers have confidence that the pandemic has been contained and, likely, for an unknown period of time thereafter. As a result, we expect our future operating results to be negatively impacted by delays in existing customer or new customer purchases, limitations on our ability to expand or upsell within our existing customer base, pricing pressure, the loss of current customers or prospects, or by our customers’ inability to pay amounts owed to us.

Accelerated Filer Classification

As of June 30, 2020, the market capitalization of outstanding shares owned by non-affiliates exceeded $75 million, which will trigger us being classified as an Accelerated Filer with respect to SEC regulations and filing requirements next year, including our Form 10-K as of and for the year ended December 31, 2020. As a result, our annual assessment of the effectiveness of our internal controls over financial reporting must now be audited as of December 31, 2020 and the result of that audit will be included in our next Annual Report on Form 10-K in compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Compliance and preparation to comply with this new requirement will significantly increase our administrative costs and could result in the disclosure of material weaknesses in our internal controls. We are currently evaluating the financial and other impact of this new classification.

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

Economic Trends and Outlook:

Our business outlook is highly correlated to general North American economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing domestic economy, demand for our services tends to decline. As the economy slowed during the second half of 2007 and recessionary conditions emerged in 2008 and during much of 2009, we experienced less demand for our staffing services. During the second half of 2009, we began to see signs of market stabilization and a modest pick-up in activity levels within certain sales channels and technologies and in 2010, market conditions continued to strengthen over the course of the year. In 2011 through 2013, activity levels continued to trend up in most technologies and sales channels. During 2014 and 2015, we continued to see a steady flow of solid activity in our contract staffing business; however, tightness in the supply side (skilled IT professionals) of our business during these years negatively impacted our new assignment successes. Solid activity levels in our contract staffing business continued in 2016 through 2019, however, recruitment challenges remained due to the tightness in the supply of skilled IT professionals. As we entered 2020, we were encouraged by continued growth in the domestic job markets and an expanding U.S. economy, which we believe are positive factors for both our IT Staffing Services and Data and Analytics Services businesses. However, the emergence of the COVID-19 global pandemic during the first quarter of 2020, which has resulted in global recessionary conditions, has materially changed our outlook for the year to the negative, and potentially for the 2021 calendar year as well (see “Recent Developments” above for further discussion).

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

Results of Operations for the Three Months Ended September 30, 2020 as Compared to the Three Months Ended September 30, 2019:

Revenues:

Revenues for the three months ended September 30, 2020 totaled $47.4 million compared to $49.5 million for the corresponding three month period in 2019. This 4% year-over-year revenue decline reflected a 1% increase in our data and analytics services segment and a 5% decrease in our IT staffing services segment. Both segments were materially impacted by the current pandemic. For the three months ended September 30, 2020, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 16.6%). For the three months ended September 30, 2019, the Company had the same one client that had revenues in excess of 10% of total revenues (CGI = 11.3%). The Company’s top ten clients represented approximately 51% and 45% of total revenues for the three months ended September 30, 2020 and 2019, respectively.

Below is a tabular presentation of revenues by reportable segment for the three months ended September 30, 2020 and 2019, respectively:

Revenues (Amounts in millions)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Data and Analytics Services	$7.2	$7.1
IT Staffing Services	40.2	42.4

Total revenues	$47.4	$49.5

Revenues from our Data and Analytics Services segment totaled $7.2 million in the third quarter ended September 30, 2020, compared to $7.1 million in the corresponding quarter last year. The modest year-over-year increase reflected greater pipeline opportunities and a better project win ratio over the last several quarters compared to the year earlier. Sequentially, revenues in the third quarter of 2020 increased 6% from the second quarter of 2020. Despite the revenue improvement on a year-over-year and sequential basis, operations have been impacted with material project delays due to COVID-19.

Revenues from our IT Staffing Services segment totaled $40.2 million in the three months ended September 30, 2020 compared to $42.4 million during the corresponding 2019 period. This 5% decline reflected lower activity levels and a spike in project ends during the first half of 2020 – both reflective of COVID-19 induced market conditions. Billable consultant headcount at September 30, 2020 totaled 1,037-consultants compared to 1,197-consultants, one-year earlier (a 13% decline). For the three months ended September 30, 2020 our billing consultant base increased modestly after material declines over the previous two quarters. Our average bill rate increased to $76.33 per hour during the third quarter of 2020 compared to $74.60 per hour in the corresponding 2019 quarter. The increase in average bill rate was due to higher rates on new assignments and was reflective of the types of skill-sets that we deployed, which continues to be more weighted towards digital technologies. Permanent placement / fee revenues were approximately $0.2 million during the quarter, which were $0.1 million higher than permanent placement / fee revenues of a year ago.

Gross Margins:

Gross profits in the third quarter of 2020 totaled $13.1 million and exceeded third quarter of 2019 gross profits by approximately $0.8 million, despite a 4% decline in revenues. Gross profit as a percentage of revenue was 27.6% for the three month period ended September 30, 2020 compared to 24.9% during the same period of 2019. This 270-basis point improvement reflected higher gross margins at both operating segments.

Below is a tabular presentation of gross margin by reporting segment for the three months ended September 30, 2020 and 2019, respectively:

Gross Margin	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Data and Analytics Services	55.9%	45.7%
IT Staffing Services	22.6	21.4

Total gross margin	27.6%	24.9%

Gross margins from our Data and Analytics Services segment were 55.9% of revenues during the third quarter of 2020, which represented a record performance for this segment and exceed gross margins of a year earlier by 1,020-basis points. The margin improvement reflected higher value client assignments, higher billable consultant utilization, and very little reimbursable project expense revenues due to the pandemic (pass-through revenues with no gross margin content). Gross margins will decline in the near term from third quarter 2020 levels due to the recent acquisition of AmberLeaf Partners.

Gross margins from our IT Staffing Services segment were 22.6% in the third quarter of 2020 compared to 21.4% during the corresponding quarter of 2019. This 120-basis point improvement was due to better gross margins on new assignments secured during the last several quarters and reflects our focus on advanced technology skill-sets.

Selling, General and Administrative (“S,G&A”) Expenses:

Below is a tabular presentation of operating expenses by sales, operations, amortization of acquired intangible assets and general and administrative categories for the three months ended September 30, 2020 and 2019, respectively:

S,G&A Expenses (Amounts in millions)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Data and Analytics Services Segment
Sales and Marketing	$1.2	$0.7
Operations	0.5	0.3
Amortization of Acquired Intangible Assets	0.5	0.5
General & Administrative	0.7	0.6

Subtotal Data and Analytics Services	$2.9	$2.1

IT Staffing Services Segment
Sales and Marketing	$1.6	$2.2
Operations	2.0	2.7
Amortization of Acquired Intangible Assets	0.2	0.2
General & Administrative	2.2	2.1

Subtotal IT Staffing Services	$6.0	$7.2

Total S,G&A Expenses	$8.9	$9.3

S,G&A expenses for the three months ended September 30, 2020 totaled $8.9 million, compared to $9.3 million for the three months ended September 30, 2019. Excluding the amortization of acquired intangible assets and acquisition transaction costs, S,G&A expense as a percentage of total revenues was 17.3% and 17.6%, respectively. Fluctuations within S,G&A expense components during the third quarter of 2020, compared to the third quarter of 2019, included the following:

•

Sales expense decreased by $0.1 million in the 2020 period compared to the 2019 period. Approximately $0.5 million reflected investments in the sales organization of our Data and Analytics Services segment. Sales expense in our IT Staffing Services segment decreased by $0.6 million due to reductions in staff and related expenses, which reflected austerity measures implemented in response to the COVID-19 pandemic.

•

Operations expense decreased by $0.5 million in the 2020 period compared to the corresponding 2019 period. Approximately $0.2 million reflected investments made to the delivery organization of our Data and Analytics Services segment. Operation expense in our IT Staffing Services segment declined by $0.7 million and was related to reductions in staff and related expenses, as well as lower facility cost and activity-related expenses such as visa processing fees and background check expenditures.

•	Amortization of acquired intangible assets was $0.7 million in both the 2020 and 2019 periods.

•

General and administrative expense increased by $0.2 million in the 2020 period compared to the corresponding 2019 period. General and administrative expense in our Data and Analytics Services segment increased by $0.1 million as higher executive leadership expense was partially offset by lower travel costs due to the pandemic. In our IT Staffing Services segment, higher stock-based compensation expense was responsible for a $0.1 million increase in general and administrative expenses.

Income / (Expense) Components:

Other Income / (Expense) for the three months ended September 30, 2020 consisted of interest expense of ($164,000) and foreign exchange losses of ($27,000). For the three months ended September 30, 2019, Other Income / (Expense) consisted of interest expense of ($413,000) and foreign exchange gains of $33,000. The lower level of interest expense was largely due to lower outstanding borrowings from a year ago and a lower effective interest rate.

Income Tax Expense:

Income tax expense for the three months ended September 30, 2020 totaled $1.0 million, representing an effective tax rate on pre-tax income of 25.5% compared to $741,000 for the three months ended September 30, 2019, which represented a 27.5% effective tax rate on pre-tax income. The lower effective tax rate in the 2020 period largely reflected a lower aggregate state income tax rate and an increase in our valuation allowance.

Results of Operations for the Nine Months Ended September 30, 2020 as Compared to the Nine Months Ended September 30, 2019:

Revenues:

Revenues for the nine months ended September 30, 2020 totaled $145.4 million compared to $143.2 million for the corresponding nine month period in 2019. This 2% year-over-year revenue increase reflected 9% growth in our Data and Analytics Services segment and a slight improvement in our IT staffing Services segment. For the nine months ended September 30, 2020, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 14.8%). For the nine months ended September 30, 2019, the Company had the same one client that had revenues in excess of 10% of total revenues (CGI = 11.3%). The Company’s top ten clients represented approximately 48% and 45% of total revenues for the nine months ended September 30, 2020 and 2019, respectively.

Below is a tabular presentation of revenues by reportable segment for the nine months ended September 30, 2020 and 2019, respectively:

Revenues (Amounts in millions)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Data and Analytics Services	$21.3	$19.5
IT Staffing Services	124.1	123.7

Total revenues	$145.4	$143.2

Revenues from our Data and Analytics Services segment totaled $21.3 million during the nine months ended September 30, 2020, compared to $19.5 million in the corresponding period last year. The year-over-year increase was due to a high level of assignment wins over the last several quarters – despite the impact of the pandemic on a numbers of assignments being pushed out to fourth quarter of 2020 and the first half of 2021.

Revenues from our IT Staffing Services segment totaled $124.1 million during the nine months ended September 30, 2020 compared to $123.7 million during the corresponding 2019 period. The COVID-19 pandemic had a material impact on our billable consultant base due to early assignment ends in the first half of 2020 and lower activity levels during the 2020 period. During the first nine months of 2020, our billable consultant headcount declined 160-consultants when compared to the corresponding 2019 period, a 13% decline from the previous year. A higher average bill rate in 2020 compared to the 2019 period helped mitigate the impact on 2020 revenues related to the lower billable consultant base. Permanent placement / fee revenues were approximately $0.5 million during the nine month period of 2020, which was in-line with a strong permanent placement performance of a year ago.

Gross Margins:

Gross profits in the nine months ended September 30, 2020 totaled $38.5 million, compared to $35.2 million during the corresponding 2019 period, an increase of $3.3 million. Gross profit as a percentage of revenue was 26.5% for the nine month period ended September 30, 2020 compared to 24.6% during the same period of 2019. This 190-basis point improvement reflected higher gross margins in both operating segments and higher revenue levels in our high-margin Data and Analytics Services segment (favorable revenue mix).

Below is a tabular presentation of gross margin by reporting segment for the nine months ended September 30, 2020 and 2019, respectively:

Gross Margin	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Data and Analytics Services	51.7%	45.8%
IT Staffing Services	22.1%	21.3%

Total gross margin	26.5%	24.6%

Gross margins from our Data and Analytics Services segment were 51.7% of revenues during the nine month period ended September 30, 2020. This compared to gross margins of 45.8% in the corresponding period of 2019. The margin improvement reflected higher value assignments, better consultant utilization and less pass-through travel revenues in the 2020 period. Gross margins will decline in the near term from third quarter 2020 levels due to the recent acquisition of AmberLeaf Partners.

Gross margins from our IT Staffing Services segment were 22.1% in the nine months ended September 30, 2020 compared to 21.3% during the corresponding period of 2019. This 80-basis point expansion was due to better gross margins on new assignments secured during the last several quarters, which reflected our focus on advanced technology skill-sets.

Selling, General and Administrative (“S,G&A”) Expenses:

Below is a tabular presentation of operating expenses by sales, operations, amortization of acquired intangible assets, revaluation of contingent consideration and general and administrative categories for the nine months ended September 30, 2020 and 2019, respectively:

S,G&A Expenses (Amounts in millions)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Data and Analytics Services Segment
Sales and Marketing	$3.7	$2.6
Operations	1.4	0.6
Amortization of Acquired Intangible Assets	1.5	1.5
Revaluation of Contingent Consideration	—	(6.1)
General & Administrative	2.2	1.8

Subtotal Data and Analytics Services	$8.8	$0.4

IT Staffing Services Segment
Sales and Marketing	$5.3	$6.6
Operations	6.4	7.7
Amortization of Acquired Intangible Assets	0.6	0.6
General & Administrative	7.1	6.4

Subtotal IT Staffing Services	$19.4	$21.3

Total S,G&A Expenses	$28.2	$21.7

S,G&A expenses for the nine months ended September 30, 2020 totaled $28.2 million, compared to $21.7 million for the nine months ended September 30, 2019. Excluding the revaluation of contingent consideration and acquisition transaction costs in 2019, ,,and the amortization of acquired intangible assets in both periods, S,G&A expense as a percentage of total revenues was 18.0% and 18.0%, respectively. Fluctuations within S,G&A expense components during the first nine months of 2020, compared to the first nine months of 2019, included the following:

•

Sales expense decreased by $0.2 million in the 2020 period compared to 2019. Approximately $1.1 million reflected investments in the sales organization of our Data and Analytics Services segment. Sales expense in our IT Staffing Services segment decreased by $1.3 million largely due to austerity measures implemented in response to the COVID-19 pandemic.

•

Operations expense decreased by $0.5 million in the 2020 period compared to 2019. Investments made to the delivery organization of our Data and Analytics Services segment totaled $0.8 million. In our IT Staffing segment, operations expenses decreased by $1.3 million largely due to austerity measures and lower activity-based expenses.

•	Amortization of acquired intangible assets was $2.1 million in both the 2020 and 2019 periods.

•	Revaluation of contingent consideration totaled a credit of $6.1 million in the 2019 period. No contingent consideration revaluation occurred in the corresponding 2020 period.

•

General and administrative expense increased by $1.1 million in the 2020 period compared to the 2019 period. Approximately $0.4 million was related to our Data and Analytics Services segment and was largely due to higher executive leadership compensation expense and stock-based compensation expense, partially offset by lower travel expenses in the 2020 period. The $0.7 million increase in our IT Staffing Services segment was largely due to higher stock-based compensation expense; event costs and outside service expenses.

Other Income / (Expense) Components:

Other Income / (Expense) for the nine months ended September 30, 2020 consisted of interest expense of ($641,000) and foreign exchange gains of $67,000. For the nine months ended September 30, 2019, Other Income / (Expense) consisted of interest expense of ($1.4 million) and foreign exchange losses of ($21,000). The lower level of interest expense was reflective of debt payments and a lower effective interest rate.

Income Tax Expense:

Income tax expense for the nine months ended September 30, 2020 totaled $1.9 million, representing an effective tax rate on pre-tax income of 19.5% compared to $3.2 million for the nine months ended September 30, 2019, which represented a 26.6% effective tax rate on pre-tax income. The lower effective tax rate in the 2020 period largely reflected excess tax benefits related to the exercise of stock options and the vesting of restricted share units.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

At September 30, 2020, we had bank debt, net of cash balances on hand, of $4.6 million and approximately $22.5 million of borrowing capacity under our existing credit facility.

Historically, we have funded our organic business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At September 30, 2020, our accounts receivable “days sales outstanding” (“DSOs”) measurement increased by one day to 60-days from our June 30, 2020 measurement.

We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility will be adequate to fund our business needs and debt service obligations over the next twelve months, exclusive of any acquisition activity.

Cash flows provided by (used in) operating activities:

Cash provided by operating activities for the nine months ended September 30, 2020 totaled $16.9 million compared to cash provided by operating activities of $13.1 million during the nine months ended September 30, 2019. Elements of cash flows in the 2020 period were net income of $7.8 million, non-cash charges of $3.9 million, and a decrease in operating working capital levels of $5.2 million. During the nine months ended September 30, 2019, elements of cash flows were net income of $8.9 million, non-cash charges of negative ($1.1 million) and a decrease in operating working capital levels of $5.3 million. The operating working capital decrease in the 2020 period reflects an improvement in DSOs and higher payroll related accruals. The operating working capital decreases in the 2019 period reflects improved accounts receivable collections and higher payroll accruals (timing of pay periods).

Cash flows (used in) investing activities:

Cash (used in) investing activities for the nine months ended September 30, 2020 was ($247,000) compared to ($756,000) for the nine months ended September 30, 2019. In 2020 and 2019, capital expenditures represented the majority of these investing activity expenditures. The decline in 2020 capital expenditure levels from a year ago was due to material system upgrade expenditures in the 2019 period, which were not incurred in the 2020 period.

Cash flows (used in) financing activities:

Cash (used in) financing activities for the nine months ended September 30, 2020 totaled ($15.5 million) and largely consisted of net debt payments on our term loan and revolving credit line of ($16.9 million), partially offset by $1.4 million of proceeds from the exercise of stock options and the issuance of common stock related to the Company’s Employee Stock Purchase Plan. Cash (used in) financing activities for the nine months ended September 30, 2019 totaled ($11.6 million) and consisted of net debt payments on our term loan facility and revolving credit line of ($11.7 million), partially offset by $0.1 million of proceeds from the issuance of common stock related to our Employee Stock Purchase Plan.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2019.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our Common Stock repurchased during the quarter ended September 30, 2020 is set forth in the following table:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (1)
July 1, 2020 - July 31, 2020	—	—	—	—
August 1, 2020 - August 31, 2020	—	—	—	—
September 1, 2020 - September 30, 2020	—	—	—	—

Total	—	—	—	—

(1)	As of September 30, 2020, the Company does not have a publicly announced repurchase program in place.

ITEM 6.	EXHIBITS

(a) Exhibits

4.1	Amended and Restated Registration Rights Agreement, dated September 17, 2020, by and among Mastech Digital, Inc., Ashok Trivedi, in his individual capacity and as trustee of the Ashok K. Trivedi Revocable Trust, STP L.P., Edani L.P., Riveda L.P., Sunil Wadhwani, in his individual capacity and as trustee of The Revocable Declaration of Trust of Sunil Wadhwani, Wadhwani Partners No. 1 L.P. and Wadhwani Partners No. 2 L.P. (incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 22, 2020)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of November, 2020.

MASTECH DIGITAL, INC.

November 9, 2020	/s/ VIVEK GUPTA
Vivek Gupta
Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer
(Principal Financial Officer)