Form 10-K
period 2020-12-31
Mastech Digital, Inc.
filed 2021-03-16
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer   ☒    Non-accelerated filer  ☐    Smaller reporting company  ☒

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020 (based on the closing price on such stock as reported by NYSE American on such date) was $81,727,000.

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of March 1, 2021 was 11,417,953 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for May 12, 2021 to be filed with the Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MASTECH DIGITAL, INC.

2020 FORM 10-K

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

Factors or events that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

•	changes in general U.S. and global economic conditions and economic conditions in the industries in which we operate;

•	the severity and duration of the COVID-19 pandemic;

•	our ability to retain existing clients and obtain new clients;

•	changes in competitive conditions;

•	our ability to introduce new service offerings;

•	availability of and retention of skilled technical employees and key personnel;

•	technological changes;

•	changes in accounting standards, rules and interpretations;

•	the terminability of many of our contracts without penalty to our clients;

•	changes in immigration laws, patterns and other factors related to visa holders;

•	liabilities and unanticipated developments resulting from litigations, regulatory investigations and similar matters;

•	fluctuations due to currency exchange rate variations;

•	changes in U.S. laws, rules and regulations, including the Internal Revenue Code;

•	changes in India’s geopolitical environment, laws, rules and regulations;

•	the impact and success of new acquisitions;

•	management’s ability to identify and manage risks;

•	the occurrence of other health epidemics or other outbreaks that disrupt business and day-to-day activities; and

•	breach of our systems due to a cyber security attack.

ITEM 1.	BUSINESS

Overview

Mastech Digital, Inc. (referred to in this report as “Mastech Digital”, “Mastech”, the “Company”, “us”, “our” or “we”) is a provider of Digital Transformation IT Services. The Company offers data and analytics solutions; digital learning; and IT staffing services for both digital and mainstream technologies. Headquartered near Pittsburgh, Pennsylvania, we have approximately 1,300 consultants that provide services across a broad spectrum of industry verticals. We do not sell, lease or otherwise market computer software or hardware and essentially 100% of our revenue is derived from the sale of data and analytics, IT staffing and digital transformation services.

Our Data and Analytics Services segment delivers specialized data management, data engineering, customer experience consulting and analytics services to customers globally. Each of these services can be delivered using onsite and offshore resources.

Our IT Staffing Services segment combines technical expertise with business process experience to deliver a broad range of services in digital and mainstream technologies. Our digital technology services include data management and analytics, cloud, mobility, social and automation. Our digital transformation services also include staffing and project-based services around digital learning. Our mainstream technologies services include business intelligence / data warehousing; web services; enterprise resource planning & customer resource management; and e-Business solutions. We work with businesses and institutions with significant IT-spend and recurring staffing needs. We also support smaller organizations with their “project focused” temporary IT staffing requirements.

Sales and marketing of our services are handled by separate and distinct sales organizations within each of our two business segments. Our data and analytic services are marketed through 1) account executives who largely focus on new business development; and 2) technical relationship managers (principals) who focus on growing strong relationships within existing clients. Both account executives and technical relationship managers reside in the U.S., Canada, India, Singapore and Europe.

Our IT staffing and digital transformation services are marketed through account executives across the U.S. who deploy a telesales model, supplemented with client visits. This cost-effective model is aimed at integrator and other staffing clients, with a need to supplement their abilities to attract highly qualified temporary IT personnel. Additionally, we use a branch service sales model in select geographies within the U.S. The branch services model employs local sales and recruitment resources, aimed at establishing strong relationships with both end-clients and candidates.

We recruit for both segments through global recruitment centers located in the U.S. and India that deliver a full range of recruiting and sourcing services. Our centers employ approximately 175 recruiters and sourcers that focus on recruiting U.S.-based candidates to service a geographically-diverse client base in the U.S. Our ability to respond to client requests from our offshore recruiting centers, with their expanded search coverage, round-the-clock sourcing, and extensive pool of candidates, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

History and Developments

Historically, we operated as the former Professional Services segment of iGATE Corporation (“iGATE”). Mastech Digital, Inc. (f/k/a Mastech Holdings, Inc.) was incorporated in Pennsylvania as a wholly-owned subsidiary of iGATE on June 6, 2008 in anticipation of our spin-off from iGATE. On September 30, 2008, we spun-off from iGATE and began operating as an independent public company. Our operating subsidiaries have 34 years of history as reliable providers of IT staffing services.

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

In 2003, we launched our offshore global recruitment center model in an effort to meet an increase in industry demand with lower cost recruiting resources. Over the last seventeen years, we have made significant investments in our offshore center to improve infrastructure, processes and effectiveness. Additionally, we have made investments in recent years in our domestic recruitment structure, primarily to support our branch service model.

On June 15, 2015, we completed the acquisition of Hudson Global Resources Management, Inc.’s U.S. IT staffing business (“Hudson IT”). Hudson IT was a domestic IT staffing business with offices in Chicago, Boston, Tampa and Orlando. Hudson IT deployed a branch service business model that targeted clients that are direct end-users of IT staffing services. Additionally, as part of the Hudson IT acquisition, we acquired a digital learning services practice which became one of our technology practices.

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

In 2020, we launched a new service offering in our IT Staffing Services segment branded as MAS-REMOTE. This new offering allows clients to transcend beyond self-imposed geographical boundaries to gain access to top talent in the U.S. and Canada and reflects learnings from the COVID-19 pandemic that remote workers can be equally or more effective.

Also in 2020, we completed the acquisition of AmberLeaf Partners, Inc., (“AmberLeaf”) which enhanced our Data and Analytics Services segment’s capabilities with its expertise in customer experience consulting and managed services.

Operating Segments

Our revenues are generated from two business segments: Data and Analytics Services and IT Staffing Services. Details related to these two businesses are discussed separately below, while information about our employees, differentiators, intellectual property rights and various other aspects of our business is shown in the aggregate for Mastech Digital, Inc.

Data and Analytics Services

Our Data and Analytics Services segment began with the acquisition of InfoTrellis, Inc.’s services business in July 2017. The resulting business unit operates under Mastech InfoTrellis, with locations in Atlanta, Toronto, London, Dublin, Singapore, and Chennai, India. Mastech InfoTrellis is a specialist data management, data engineering, and data science business focused on helping companies “Architect Enterprise Intelligence” and realize improved returns on their investment. With the October 2020 acquisition of AmberLeaf, this segment gained complimentary capabilities in customer experience consulting and managed services.

Founded by the engineering principals behind IBM’s Master Data Management (“MDM”) products and Informatica’s Customer 360 code-base, Mastech InfoTrellis represents one of the largest concentrations of technology-agnostic data management, data engineering, and data science expertise in the marketplace.

We help clients accelerate business velocity, minimize costs, and improve corporate resiliency. We architect enterprise intelligence through personalized, process-oriented programs consisting of strategy, data management (including master data management), business intelligence and reporting, data engineering, customer experience, predictive analytics, and advanced analytics. We activate the value of information assets by building a strong data foundation and adding to it, brick by brick, to create modern, advanced analytics capabilities, such as Artificial Intelligence and Machine Learning.

Sales and Marketing

Sales and Marketing at Mastech InfoTrellis is a single, integrated function spanning across four groups in multiple locations: Marketing, Inside Sales, Principals, and Client Partners.

•

Our Marketing team is responsible for designing outbound campaigns around data and business value, for dissemination through our digital channels and industry publications. Our Marketing team also works with our experts and thought leaders to create and disseminate data management, data engineering and data science thought leadership articles and white papers.

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

Once engaged with a prospect, our approach to value-delivery starts with the definition of a discrete business problem. We then master and manage our clients’ data and develop data products and deploy purpose-built advanced analytics, machine learning, and artificial intelligence, to deliver greater business velocity, significant cost reduction, and greater corporate resilience.

Our Practices

Mastech InfoTrellis builds a strong data foundation that delivers significant business value. Our expertise and technology practice stretches across five key domain areas.

Data Management

Our Data Management services help enterprises identify, acquire, store, manage, and transform data to fuel impactful business insights. Our offerings in this practice are:

•	Data Advisory, where we design strategic roadmaps for clients to make informed decisions with analytics.

•	Data Services, which includes a set of strategy and implementation services focused on Cloud Pak for Data, Data Governance solutions, and Master Data Management.

•	Data Management CoE, where we partner with clients to make Data Management and Data Governance easier with a Center of Excellence (CoE) while migrating to the Cloud without business interruptions.

Data Engineering

We establish an Enterprise Data Environment to derive insights, knowledge, and intelligence and deliver value from a modern, agile, and trusted implementation architecture. Our offerings fall under two broad categories:

Technology

•	Enterprise Data Integration is a single desk for ingesting existing data while providing the capability to integrate new data sources for scale.

•	Enterprise Intelligence Hub (EIH) brings together a modular architecture across all the major ecosystem components to allow an enterprise to adapt and grow at a much higher velocity.

•	Entity Resolution creates a Record Linkage process across the Enterprise by consistently identifying existing and new entities through the data connectivity process.

•	Enterprise Data Bus (EDB) is a scalable, fault-tolerant ecosystem that can collect, transport, engineer, and act on data for our clients in a reliable manner.

Service

•

Data Engineering Advisory Services help enterprises develop a coherent data strategy to become a more data-driven enterprise by assessing the enterprise data ecosystem and determining the changes needed.

•	Data Engineering Managed Services is a comprehensive approach to manage and support enterprise Data Information Systems.

Data Science

We bring our clients a rapid-learning culture, coupled with a co-creation-driven approach, to solve business problems and make smart decisions by applying Data Science powered by Machine Learning, Artificial Intelligence, and Knowledge Graphs. Our analytics and AI/ML solutions facilitate both culture and business transformation, leveraging domain knowledge with cognitive computing to produce unbiased learning accelerators for different parts of our client’s business. We offer:

•	Analytics Advisory – a strategic view of how analytics can drive digital transformation.

•	Analytics Services – to drive excellence in reporting and modeling.

•	Analytics Centre of Excellence—data science expertise delivered on state-of-the-art data architecture and analytics infrastructure.

Customer Experience Consulting

We optimize Customer Experience (“CX”) across Sales, Service, and Marketing with relevant, coordinated, consistent, and personalized experiences informed by analytics:

•

CX Advisory Services – we design a roadmap for Customer Experience across all enterprise functions that are fast-paced and cost-effective and provide the client with information needed to start their Customer Experience initiative.

•	CX Accelerators – a vertical-focused suite that uses a set of frameworks to allow clients to get a head start on their implementation instead of starting with a blank sheet of paper.

•	CXaaS (Customer Experience as a Service) – tailored to manage specific client needs, informed by analytics, across all aspects of Customer Experience in Sales, Marketing, and Services.

Cloud Services

We help our clients take advantage of enterprise Cloud Infrastructure by modernizing application development and accelerate Cloud adoption:

•

Cloud Advisory Services – where we build our clients a Cloud journey roadmap to reduce DevOps and CloudOps challenges in Cloud adoption while supporting best-practices of agile application development.

•	Cloud Adoption Services – to help enterprises with Cloud adoption and deployment of both cloud-native applications and the migration of existing applications to the Cloud.

•	Cloud CoE – to build and manage our clients’ Cloud infrastructure and DevOps and CloudOps practices with a one-stop delivery model.

Geographic and Vertical Focus

Mastech InfoTrellis’ primary customer geographies are in North America; however, we have customers and prospects in Europe, the Middle East and the ASEAN region. Our target clients are largely corporations with revenues exceeding $1 billion. Average project size ranges from $500,000 to $15 million, depending on the scope and duration of the engagement. From a vertical perspective, customers in the financial services, retail, healthcare, manufacturing and government segments are significant users of our services. Below is a breakdown of customer revenue percentages for each industry vertical in 2020:

Financial Services	36%	Healthcare	16%
Manufacturing	21%	Government	7%
Retail	18%	Other	2%

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

Sales and Marketing

We target much of our marketing efforts on businesses and institutions with significant budgets and recurring IT staffing and digital transformation needs. We look to develop relationships with new clients. In addition, we work to penetrate our existing client relationships to deeper levels. Most of our strategic relationships are established at the vice president / sales director level.

Selling is conducted through account executives utilizing a sales model which is desirable to our clients’ needs. For clients with a need to supplement their own abilities to attract highly qualified temporary IT personnel and prefer a low-touch sales model, such as integrator and staffing clients, we generally deploy a centralized telesales model, complemented with client visits. We supplement these domestic sales efforts through our sales organization in India, whose account executives target smaller IT staffing clients utilizing a cost-effective offshore telesales model. For end-user clients, who typically prefer a higher-touch sales model, we generally utilize a branch service model which deploys sales and recruitment resources locally, or regionally, in select geographies within the U.S. Account executives generally are responsible for a combination of new business development efforts and expanding existing client relationships. Account executives at our branch operations call on, and meet with, potential new customers and are also responsible for maintaining existing client relationships within their geographic territory. These account executives are paired with recruiters and both receive incentive compensation based on revenue generation activities using a localized sales and recruitment model.

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

Recruiting

We operate five small recruiting centers located in the U.S. and one significantly larger facility in NOIDA, India that deliver a full range of recruiting and sourcing services. Our centers employ approximately 175 recruiters and sourcers who focus on recruiting U.S.-based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests faster than the competition is critical for success in our industry as most staffing firms access the same candidate pool via job boards and websites. The combination of our offshore recruiting capabilities, investment in sourcing and recruiting processes, expanded search coverage, around-the-clock sourcing, and extensive candidate pool, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

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

In 2016, we closed our offshore recruitment office in Bangalore, India and concentrated all of our offshore recruitment efforts exclusively in NOIDA, a city near New Delhi. In late 2018, we significantly expanded our offshore recruitment offices in NOIDA which gave us the ability to nearly double our recruiter seats. This facility provides our offshore organization with state-of-the-art infrastructure and workforce amenities to attract top-quality recruiters and sourcers. This centralized offshore facility also affords us the ability to improve operational efficiencies compared to operating two offshore facilities.

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

Technology Focus of our IT Staffing and Digital Transformation Services

Our staffing delivery teams, spread across the U.S. and India, are segmented by technologies, allowing us to reach deep and wide in our understanding of technology domains. The delivery teams work in an integrated manner to provide quality IT talent with a faster turnaround time than many of our competitors. We have long-standing engagements with marquee brands such as Oracle Corporation, Accenture PLC and other premier global enterprises across various industries.

IT Staffing—Digital Technologies

Recognizing that a new breed of IT professionals adept in digital technologies are in high demand, we enhanced our recruitment capabilities to focus on digital technology skill sets. Today, Mastech Digital provides its clients with the ability to secure skill sets that encompass social, mobile, analytics, cloud-based technologies and automation. IT staffing for digital technologies is growing much faster than mainstream technologies, a trend that is expected to continue into the future. Digital technologies include the following areas:

• Social Analytics	• Data Engineering
• Social Blogging	• Data Analytics
• Social Campaign Management	• Data Science
• Enterprise Mobility Strategy	• Cloud Strategy
• Mobile Application Development	• Cloud Implementation and Support
• Artificial Intelligence	• Machine Learning

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

Digital Learning Services

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

Geographic Presence & Industry Verticals

All of our IT staffing services revenues are generated from services provided in the U.S. We market our services on a national basis and have the ability to provide services in all 50 U.S. States. Our geographical concentration tends to track major client locations, such as California, Texas, Pennsylvania, Virginia and Massachusetts, and in large metropolitan areas such as Chicago, New York City and Washington, D.C.

We provide these services across a broad spectrum of industry verticals, including: financial services, government, healthcare, manufacturing, retail, technology, telecommunications and transportation. Below is a breakdown of our IT Staffing billable consultant base by industries that represented at least 5% of our billable consultants as of December 31, 2020:

Financial Services	41%	Technology	9%
Healthcare	11%	Retail	6%
Telecom	10%	Transportation	5%
Government	9%	Other	9%

Mastech Digital, Inc.

Employees

At December 31, 2020, we had 1,068 North American employees and 442 employees offshore, in addition to 161 subcontracted professionals. None of our employees are subject to collective bargaining agreements governing their employment with our Company. We employ our consultants on both an hourly and salary basis. A large portion of our salaried employees are H1-B visa holders. We enjoy a good reputation within the H1-B visa community, which allows us to access a very broad candidate pool. The majority of our hourly employees are U.S. citizens. On average, we maintain a balanced composition of salaried and hourly employees. We believe that our employee relations are good.

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

Our Competitive Position

We operate in highly competitive and fragmented industries, with largely low barriers to entry. In our Data and Analytics Services segment, we primarily compete with Cognizant, Tata Consultancy Services, Deloitte, Accenture, as well as with smaller boutique data and analytics firms. Many competitors are significantly larger and have greater financial resources in comparison to us. Our IT Staffing Services segment competes for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, other staffing services firms and, to a lesser extent, temporary personnel agencies.

We believe that the principal competitive factors for securing and building client relationships are driven by the ability to precisely comprehend client requirements and by providing highly qualified personnel who are motivated to meet or exceed a client’s expectations. We must be able to do this efficiently to provide speed to market with pricing that is competitive and represents value to our clients. The principal competitive factors in attracting qualified personnel are compensation, availability, location and quality of projects and schedule flexibility. We believe that many of the professionals included in our database may also pursue other employment opportunities. Therefore, our responsiveness to the needs of these professionals is an important factor in our ability to be successful.

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

In the IT Staffing Services business, operational excellence largely relates to a firm’s ability to effectively recruit high quality talent. Our offshore recruitment operation gives us the ability to respond to clients’ staffing needs in a timely and cost-effective manner. Investments in sourcing and recruiting processes and leading technologies and recruitment tools have resulted in a highly scalable offshore recruiting model, which has delivered value to our clients.

Additionally, we employ a human resource management model, featuring portal technology as well as immigration support services, for our widely dispersed consultant base. This model enables us to maintain attrition rates that are lower than the industry averages for our salaried workforce.

Minority-owned status

Our businesses benefit with some clients from the fact that we are a large minority-owned staffing firm. We have received multiple awards for our commitment to diversity. We have been certified as a minority-owned business by the National Minority Supplier Development Council (“NMSDC”). This certification is attractive to certain existing and potential clients in the U.S. government and public-sector segments, where project dollars are specifically earmarked for diversity spending.

Attractive financial profile

We have historically enjoyed a lower operating cost structure than our industry peers due to our low cost telesales in our IT Staffing Services segment and our offshore delivery models in both of our operating segments. These business models are cost-effective and allow us to quickly adjust our cost structure to changes in our business environment. Our blue-chip client base has resulted in high quality accounts receivable and a strong and predictable cash flow conversion metric. Additionally, we have an existing credit facility to support our organic growth aspirations and we have access to supplementary credit for inorganic opportunities.

Expertise in high-demand digital transformation IT skills

In our Data and Analytics Services segment, we have strong expertise in data management, data engineering, analytics and customer experience consulting – both on-shore as well as off-shore. In our IT Staffing Services segment, we have substantial expertise in certain advanced technology IT skills, including: cloud, mobile, data & analytics, social media, artificial intelligence/machine learning and digital learning. We also have the capacity in both of our business segments to take advantage of our technical expertise in these high demand growth areas, as we are well positioned in terms of scale, capabilities, and a blue-chip client base.

Experienced management team

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

Our IT staffing management team is comprised of business leaders with deep industry experience, is a unique blend of executives with significant Mastech Digital experience and others who have held leadership roles in other companies. We believe this talent, together with combined experience across a variety of industries, allows us to capitalize on the positives of our existing business models and, at the same time, improve our service offerings, internal processes and long-term strategy for future growth.

Reportable Financial Segments

The Company has two reportable segments in accordance with Accounting Standards Codification (“ASC”) Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. Refer to Note 19 “Business Segments and Geographic Information” to our Consolidated Financial Statements included in Item 8 herein for information about our two reportable segments.

Government Regulation

We recruit IT professionals on a global basis from time to time and, therefore, must comply with the immigration laws in the countries in which we operate. As of December 31, 2020, approximately 42% of our workforce was working under Mastech Digital sponsored H1-B temporary work permits. Statutory law limits the number of new H1-B petitions that may be approved in a fiscal year to enter the U.S. Legislation could be enacted limiting H1-B visa holders’ employment with staffing companies. In recent years, the vast majority of our H1-B hires were not subject to the annual quota limiting H1-B visas because they were already in the U.S. under H1-B visa status with other employers. Additionally, the U.S. Congress has recently considered, and may consider in the future, extensive changes to U.S. immigration laws regarding the admission of high-skilled temporary and permanent workers and increases in prevailing wage related to H1-B employees. Such changes, if enacted, may impact the types of H1-B temporary work permits that could be granted, the number of available H1-B temporary work permits, or the required prevailing wage that we are required to pay our H1-B employees, which in turn may have a negative impact on our revenues and profits.

Available Information

Our headquarters are located at 1305 Cherrington Parkway, Building 210, Suite 400, Moon Township, Pennsylvania 15108, and our telephone number is (412) 787-2100. The Company’s website is www.mastechdigital.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other Securities and Exchange Commission (the “SEC”) filings, including any amendments to the foregoing reports, are available free of charge by accessing the Investors page of the Company’s website as soon as reasonably practical after such reports are filed with, or furnished to, the SEC.

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

Risks Related to the Company’s Business and Operation

We are unable to predict the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance and results of operations.

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people and goods and services worldwide in regions where we sell our services and conduct our business operations. The pandemic has resulted in a global slowdown of economic activity, including travel restrictions and prohibitions of non-essential activities in some cases. Our revenues and operations were affected by a range of external factors in 2020 related to the COVID-19 pandemic. Although we believe the immediate impact of the COVID-19 pandemic has been assessed and largely reflected in our 2020 financial results, the long-term magnitude and duration of the disruption and resulting decline in business activity is still highly uncertain and cannot currently be predicted. While the roll-out of global vaccination programs is an encouraging sign for the future, the COVID-19 pandemic and efforts to control its spread could still continue to adversely affect our business, impact the demand for our services and alter the way we conduct our business, and we cannot predict the magnitude or duration of these effects.

The execution of austerity measures that we implemented in 2020 to mitigate the impact of the pandemic on our financial results may not achieve the results and savings we anticipate, and our temporary cost-saving measures may negatively affect employee morale and future recruiting efforts. To the extent the COVID-19 pandemic or the efforts taken to control its spread adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Because developments concerning the COVID-19 pandemic have been and continue to be constantly evolving, additional impacts and risks may arise that we are not aware of or that we may not be able to appropriately or timely address.

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

Within our IT Staffing Services segment, many large users of staffing services are employing MSP’s to manage their contractor expenses in an effort to drive down overall costs. The general impact of this shift towards the MSP model has been to lower our gross margins. Should this trend towards utilizing the MSP model continue, it is likely that our gross margins will be pressured in the future. In addition, if large users of staffing services continue to employ MSPs, the relationship between us and those large users may be primarily conducted through MSPs, in which case we may have difficulty maintaining those client relationships because the MSP model uses the MSP as an intermediary between the staffing service provider and the end-user, and reduces our direct contact with the end-user.

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

Our Data and Analytics Services segment markets a multi-year service offering known as a Center of Excellence. This service provides our clients with a virtual extension of their internal team to assist with their data and analytics business strategies and objectives. These engagements are generally multi-year and provide added flexibility to the client by adjusting dedicated readily-available and appropriately skilled resources on an as needed basis. While these engagements provide opportunities to partner with and deeply understand a client’s data management and analytics longer-term objectives, these contracts generally can be early terminated by the client with a short-term notice. Should a client terminate an engagement early, this termination could materially impact our backlog of orders and adversely affect our business and future revenues.

Our acquisitions of InfoTrellis, Inc. and AmberLeaf Partners, Inc. may not provide us with the long-term business advantages that we expected which may result in the slower growth of our business and reduced operating margins.

Our July 13, 2017 acquisition of the service division of InfoTrellis, Inc. and our October 1, 2020 acquisition of AmberLeaf Partners, Inc., and the purchase prices of such acquisitions, were based on a series of long-term assumptions and estimates. There can be no assurance that these long-term expectations will be completely realized and could result in a material adverse effect on our business, operating results and financial condition.

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

Acquisitions, such as our acquisitions of Hudson IT, the services division of InfoTrellis, Inc., and AmberLeaf Partners, Inc., involve numerous risks, including the possibility that:

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

Our revenues are highly dependent on clients located in North America, as well as clients concentrated in certain industries. Economic slowdowns, changes in law and other restrictions or factors that affect the economic health of these industries may affect our business. For the year ended December 31, 2020, approximately 47% of our revenues were derived from our top ten clients. Consequently, if our clients reduce or postpone their spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the rate of economic growth may reduce the demand for our services and negatively affect our revenues and profitability.

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

At December 31, 2020, we had outstanding borrowings of $17.5 million under our Credit Agreement with PNC Bank and certain other financial institution lenders (the “Credit Agreement”), which amount consists of $17.5 million of outstanding borrowings under the term loan and no outstanding borrowings under the revolving credit facility. Our level of indebtedness could have important consequences on our future operations, including the following:

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

Our ability to make required payments or to refinance our indebtedness depends on our future performance, which will be affected by financial, business and economic conditions and other factors, many of which are not within our control. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements and other factors may restrict us from pursuing any of these alternatives.

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

In our IT Staffing Services segment, we are party to several “preferred vendor” contracts, and we are seeking additional similar contracts in order to obtain new or additional business from large and medium-sized clients. Clients enter into these contracts to reduce their number of vendors and obtain better pricing in return for a potential increase in the volume of business to the preferred vendor. While these contracts are expected to generate higher volumes, they generally carry lower margins. Although we attempt to lower costs to maintain margins, there can be no assurance that we will be able to sustain margins on such contracts. In addition, the failure to be designated as a preferred vendor, or the loss of such status, may preclude us from providing services to existing or potential clients, except as a subcontractor, which could have a material adverse effect on the volume of business obtained from such clients.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data center and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. In response to the pandemic, our move to a work-from-home business model may heighten risks of security breaches. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, and damage our reputation, and cause a loss of confidence in our services, which could adversely affect our operating results and competitive position. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any breaches of our networks.

We depend on the proper functioning of our information systems.

We are dependent on the proper functioning of information systems in operating our business. Critical information systems are used in every aspect of our daily operations, perhaps most significantly, in the identification and matching of staffing resources to client assignments and in the client billing and consultant or vendor payment functions. Our information systems may not perform as expected and are vulnerable to damage or interruption including natural disasters, fire or casualty theft, technical failures, terrorist acts, cybersecurity breaches, power outages, telecommunications failures, physical or software intrusions, computer viruses, employee errors or other events. Failure or interruption of our critical information systems may require significant additional capital and management resources to resolve, which could have a material adverse effect on our business. Additionally, many of our information technology systems and networks are cloud-based or managed by third parties, whose future performance and reliability we cannot control. The risk of a cyber-attack or security breach on a third party carries the same risks to us as those associated with our internal systems. There can be no assurance that such parties will not experience cybersecurity breaches that could adversely affect our employees, customers and businesses or that our audit or diligence processes will successfully deter or prevent such breach.

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

Should we experience a disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, security breach, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience near-term operational challenges with regard to particular areas of our operations. In particular, our ability to recover from any disaster, pandemic or other business continuity problem will depend on our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster. A disaster or pandemic, on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster, pandemic or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability. For example, the COVID-19 pandemic and governmental actions taken to curtail the spread of the virus during 2020 had a material impact on our employees, customers and third-party providers and severely restricted the level of economic activity. Any such disaster or other business continuity problem could have a material adverse impact on our revenues and profitability.

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

Our success depends upon retaining the services of its management team and key operating employees.

We are highly dependent on our management team and expect that continued success will depend largely upon their efforts, expertise and abilities. The loss of the services of any key executive for any reason could have a material adverse effect on our business. To attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash-based and equity-based compensation. The loss or any sustained attrition of our key operating employees could have a material adverse effect on our business, including our ability to establish and maintain client, consultant and candidate, professional and technical relationships.

Risks Related to Governmental Regulations, Laws and Taxation

Government regulation of H1-B visas may materially affect our workforce and limit our supply of qualified IT professionals, or increase our cost of securing workers.

We recruit IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the U.S. As of December 31, 2020, approximately 42% of our workforce was working under Mastech Digital sponsored H1-B temporary work permits. Statutory law limits the number of new H1-B petitions that may be approved in a fiscal year, and if we are unable to obtain H1-B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. Additionally, legislation could be enacted limiting H1-B visa holders’ employment with staffing and data analytics companies, which could result in reduced revenues and/or a higher cost of recruiting.

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

Reclassification of our independent contractors by tax or regulatory authorities could have a material adverse effect on our business model and/or could require us to pay significant retroactive wages, taxes and penalties.

We utilize individuals to provide certain services in connection with our business as qualified third-party independent contractors rather than as direct employees. Heightened state and federal scrutiny of independent contractor relationships could adversely affect us given that we utilize independent contractors to perform certain services. An adverse determination related to the independent contractor status of these subcontracted personnel could result in substantial taxes or other liabilities to us, which could result in a material adverse effect upon our business.

Restrictions on immigration or unjustified or discriminatory enforcement of immigration laws could increase our cost of doing business, cause us to change the way we conduct our business or otherwise disrupt our operations.

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

Immigration change continues to attract significant attention in the public arena and in the current U.S. administration and Congress. If new immigration legislation is enacted in the U.S. or in the other jurisdictions in which we do business, such legislation may contain provisions that could make it more difficult or costly for us to recruit and retain IT professionals, and to a lesser extent data and analytics professionals. Additionally, there is uncertainty as to the position the U.S. will take with respect to immigration under the Biden administration or any new administration. As a result, we may incur additional costs to run our business or may have to change the way we conduct our operations, either of which could have a material adverse effect on our business, operating results and financial condition. Also, if the enforcement of immigration laws by governmental authorities is unjustified or discriminatory, such enforcement could have the effect of disrupting our workforce.

The U.S. Congress and Biden administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

In 2017, U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, it is possible, if not likely, that U. S. policy changes will occur. To the extent the U.S. Congress or the Biden administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Adverse results in tax audits or interpretations of tax laws could have an adverse impact on our business.

We are subject to periodic federal, state and local tax audits for various tax years. We also need to comply with new, evolving or revised tax laws and regulations. The Tax Cuts and Jobs Act of 2017 continues to require interpretation, and the Biden administration has indicated that it intends to modify key aspects of the tax code, which could materially affect our tax obligations and effective tax rate. Although we attempt to comply with all taxing authority regulations, adverse findings or assessments made by taxing authorities as the result of an audit could have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to Economic and Financial Conditions

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

South Asia has, from time to time, experienced instances of civil unrest and hostilities among neighboring countries, such as between India and Pakistan, India and China, and even within India. There have been military confrontations along the India-Pakistan and India-China borders from time to time. The potential for hostilities between India and Pakistan is high due to past terrorist incidents in India, troop mobilizations along the border, and the geopolitical situation in the region. Military activity or terrorist attacks in the future could influence the Indian economy by disrupting communications and making travel more difficult. This, in turn, could have a material adverse effect on our business, operating results and financial condition.

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

Our business depends on the overall demand for IT and data and analytics professionals and on the economic health of our clients. Our business could be adversely affected by the effects of the COVID-19 virus or another epidemic or outbreak on the economic and business climate. For example, the spread of the COVID-19 virus and the efforts taken to control its spread may cause companies to reduce their staffing and data and analytics budgets and adversely affect demand for our services, thus reducing our revenues. Furthermore, the impact of the COVID-19 virus outbreak and the actions taken to curtail the spread of the virus could disrupt or materially impair the ability of our clients to operate their businesses. Any such disruption or impairment could lower the demand for our services, result in collection issues on our outstanding accounts receivable and have a material adverse impact on our revenues and profitability.

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

Risks Related to Our Stock

The price of our common stock may fluctuate substantially, and your investment may decline in value.

The market price of our common stock may be highly volatile and may fluctuate substantially due to many factors, including:

•	actual or anticipated fluctuations in our results of operations;

•	variance in our financial performance from the expectations of market analysts;

•	conditions and trends in the end markets we serve, and changes in the estimation of the size and growth rate of these markets;

•	our ability to integrate acquisitions;

•	announcements of significant contracts by us or our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	restatements of historical financial results and changes in financial forecasts;

•	loss of one or more of our significant customers;

•	legislation;

•	changes in market valuation or earnings of our competitors;

•	the trading volume of our common stock;

•	the trading of our common stock on multiple trading markets, which takes place in different currencies and at different times; and

•	general economic conditions.

Our ownership is highly concentrated in two individuals and the interests of those individual shareholders may not coincide with yours.

Sunil Wadhwani and Ashok Trivedi, co-founders of the Company, own approximate 60% of Mastech Digital’s outstanding common stock. Accordingly, Messrs. Wadhwani and Trivedi together have sufficient voting power to elect all the members of the Board of Directors and to effect transactions without the approval of our other shareholders, except for those limited transactions that require a supermajority vote under our bylaws or articles of incorporation. The interests of Messrs. Wadhwani and Trivedi may from time to time diverge from our interests. Mastech Digital’s Audit Committee consists of independent directors and addresses certain potential conflicts of interest and related party transactions that may arise between us and our directors, officers or our other affiliates. However, there can be no assurance that any conflicts of interest will be resolved in our favor.

We identified material weaknesses in our internal controls designed to address management review of complex accounting matters that arise from significant transactions and information technology general control systems, the existence of which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price.

Internal controls related to the operation of our business are critical to our ability to provide accurate financial statements and an appropriate internal controls environment. As disclosed in Part II, Item 9A, management has identified material weaknesses in our internal controls related to (1) management review controls designed to address risks associated with complex accounting matters that arise from significant routine and non-routine transactions related to goodwill impairment, business combinations, revenue recognition, share-based compensation, and income taxes and (2) information technology general controls in the areas of change management, information security and IT operations. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2020. We are implementing remedial measures but there can be no assurance that our efforts will be successful. These measures will result in additional personnel, technology and other expenses. If we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding the principal properties leased by us and our subsidiaries as of December 31, 2020 is set forth below:

Location	Principal Use	Occupying Business Segment	Approximate Square Footage
Moon Township, Pennsylvania	Corporate headquarters, executive, human resources, sales, recruiting, marketing and finance	IT Staffing	11,500
Waltham, Massachusetts	Sales office	IT Staffing	1,700
Dallas, Texas	Sales and recruiting office	IT Staffing	2,600
Chicago, Illinois	Sales and recruiting office	IT Staffing	2,600
Orlando, Florida	Sales office	IT Staffing	1,000
Atlanta, Georgia	Executive, sales and marketing	Data and Analytics	2,700
Toronto, Canada	Human resources, sales, marketing and delivery	Data and Analytics	3,800
NOIDA, India	Sales and recruiting office	IT Staffing	39,900
Chennai, India	Sales and delivery center	Data and Analytics	19,000

ITEM 3.	LEGAL PROCEEDINGS

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

Common Stock Market Price	High	Low
2020:
Fourth Quarter	$21.65	$15.68
Third Quarter	25.14	17.37
Second Quarter	28.67	9.30
First Quarter	17.84	7.61

2019:
Fourth Quarter	$11.07	$5.68
Third Quarter	6.34	4.85
Second Quarter	6.25	4.71
First Quarter	8.02	5.97

On March 1, 2021, we had 117 registered holders of record of our common stock. This figure excludes an estimate of the indeterminate number of beneficial holders whose shares may be held by brokerage firms and clearing agencies. We currently do not pay recurring dividends on our common stock.

Currently, we do not have an active share repurchase program. However, we do from time to time purchase shares to satisfy employee tax obligations related to the vesting of restricted shares, in accordance with the Company’s Stock Incentive Plan provisions. During 2020 and 2019, the Company purchased 0 and 2,574 shares at an average price of $0 and $5.05, respectively, to satisfy such employee tax obligations.

The Company adopted a Stock Incentive Plan in 2008 which, as amended, provides that up to 4,900,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management, and key personnel. The most recent amendment approved by shareholder vote at the Company’s Annual Meeting of Shareholders on May 13, 2020 increased the number of shares of common stock that may be issued pursuant to the Plan by 1,000,000 shares to a total of 4,900,000. Details of shares issued and outstanding under this plan are disclosed in Note 11 “Stock-Based Compensation” to the Consolidated Financial Statements included in Item 8 herein.

In October 2018, the Board of Directors of the Company approved the Mastech Digital, Inc. 2019 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is intended to meet the requirements of Section 423 of the Code and required the approval of the Company’s shareholders to be qualified under Section 423 of the Code. On May 15, 2019, the Company’s shareholders approved the Stock Purchase Plan. Under the Stock Purchase Plan, 600,000 shares of Common Stock (subject to adjustment upon certain changes in the Company’s capitalization) are available for purchase by eligible employees who become participants in the Stock Purchase Plan. The purchase price per share is 85% of the lesser of (i) the fair market value per share of Common Stock on the first day of the offering period, or (ii) the fair market value per share of Common Stock on the last day of the offering period. For the year ended December 31, 2020 and December 31, 2019, stock purchases under the Stock Purchase Plan totaled 20,459 and 40,500 shares at an average purchase price of $10.91 and $4.11, respectively. At December 31, 2020 there were 539,041 shares available for purchase under the Plan.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the information set forth below in conjunction with our Consolidated Financial Statements and accompanying Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2020 (a)	2019	2018	2017 (b)	2016
	(Amounts in thousands, except per share data)
Income Statement Data:
Revenues	$194,101	$193,574	$177,164	$147,882	$132,008
Gross profit	51,539	47,981	42,528	31,629	26,297
Operating expense (c)	38,136	30,994	30,903	27,548	21,790
Other income / (expense), net	(770)	(1,768)	(2,211)	(1,133)	(487)
Income before income taxes	12,633	15,219	9,414	2,948	4,020
Income tax expense	2,772	4,074	2,723	1,322	1,500

Net income	$9,861	$11,145	$6,691	$1,626	$2,520

Earnings per share:
Basic (d)	$.87	$1.01	$.61	$.16	$.29

Diluted (d)	$.83	$.99	$.60	$.16	$.28

Weighted average common shares outstanding:
Basic (d)	11,292	11,029	10,950	9,924	8,786

Diluted (d)	11,950	11,232	11,161	9,998	8,964

Balance Sheet Data:
Cash and cash equivalents	$7,677	$2,981	$1,294	$2,478	$829
Operating working capital (e)	15,909	19,433	26,070	16,089	11,398
Total bank debt	17,275	25,257	38,704	38,152	9,877
Total liabilities	42,513	44,304	58,308	71,451	20,334
Total assets	102,046	90,584	92,584	98,604	39,406
Shareholders’ equity	59,533	46,280	34,276	27,153	19,072

(a)	2020 financial data reflects the Company’s October 1, 2020 acquisition of AmberLeaf Partners, Inc. from the acquisition date through December 31, 2020.

(b)	2017 financial data reflects the Company’s July 13, 2017 acquisition of InfoTrellis, Inc. from the acquisition date through December 31, 2017.

(c)

2019 and 2018 operating expense was reduced by revaluation of a contingent consideration of liability of $6.1 million and $11.1 million, respectively; additionally, 2018 operating expense includes a goodwill impairment expense of $9.7 million.

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

This Management’s Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements and accompanying Notes included in this Annual Report on Form 10-K.

This Management’s Discussion and Analysis contains forward-looking statements that involve risks, uncertainties, and assumptions as described under the heading “Forward-Looking Statements” included in Part I of this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview:

We are a provider of Digital Transformation IT Services to mostly large and medium-sized organizations.

Our portfolio of offerings includes data management and analytics services; other digital transformation services such as digital learning services; and IT staffing services.

We operate in two reporting segments – Data and Analytics Services and IT Staffing Services. Our data and analytics services are marketed on a global basis under the brand Mastech InfoTrellis and are delivered largely on a project basis with on-site and off-shore resources. These capabilities and expertise were acquired through our acquisition of InfoTrellis and enhanced and expanded subsequent to the acquisition. In October 2020, we acquired AmberLeaf Partners, Inc. (“AmberLeaf”), a Chicago-based customer experience consulting firm. This acquisition enhances our capabilities in customer experience strategy and managed services offerings for a variety of Cloud-based enterprise applications across sales, marketing and customer services organizations. Our IT staffing business combines technical expertise with business process experience to deliver a broad range of staffing services in digital and mainstream technologies, as well as our other digital transformation services.

Both business segments provide their services across various industry verticals, including: financial services; government; healthcare; manufacturing; retail; technology; telecommunications; and transportation. In our Data and Analytics Services segment we evaluate our revenues and gross profits largely by service line. In our IT Staffing Services segment, we evaluate our revenues and gross profits largely by sales channel responsibility. This analysis within both our reporting segments is multi-purposed and includes technologies employed, client relationships, and geographic locations.

Economic Trends and Outlook

Generally, our business outlook is highly correlated to general North American economic conditions, particularly with respect to our IT Staffing Services segment. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing global economy, demand for our services tends to decline. As the economy slowed in 2007 and recessionary conditions emerged in 2008 and 2009, we experienced less demand for our IT staffing services. With economic expansion in 2010 through 2019 activity levels improved. However, as the recovery strengthened, we experience increased tightness in the supply-side (skilled IT professionals) of our businesses. These supply-side challenges pressured resource costs and to some extent gross margins. As we entered 2020, we were encouraged by continued growth in the domestic job markets and expanding U.S. and global economies. However, with the COVID-19 pandemic surfacing in the first quarter of 2020, we realized the economic growth would quickly turn into recessionary conditions, which had a material impact on activity levels in both of our business segments. As we enter 2021, we are encouraged by the global roll-out of vaccination programs and some signs of economic expansion. While there is still uncertainty in the global markets, we are hopeful that economic conditions will improve throughout the year as the impact of the pandemic subsides.

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

Within our IT Staffing Services segment, a larger portion of our revenues has come from strategic relationships with systems integrators and other staffing organizations. Additionally, many large end users of IT staffing services are employing MSP’s to manage their contractor spending. Both of these dynamics may pressure our IT staffing gross margins in the future.

Recent growth in advanced technologies (social, cloud, analytics, mobility, automation) is providing opportunities within our IT Staffing Services segment. However, supply side challenges have proven to be acute with respect to many of these technologies.

Results of Operations

We operate in two reporting segments – Data and Analytics Services and IT Staffing Services. The 2020 results of operations for our Data and Analytics Services segment include the operating results of AmberLeaf from the October 1, 2020 acquisition date through December 31, 2020.

Below is a tabular presentation of revenues and gross profit margins by segment for the periods discussed:

Revenues & Gross Margin by Segment

(Revenues in millions)

	Years Ended December 31,
Revenues	2020	2019	2018
Data and Analytics Services	$30.2	$26.7	$23.8
IT Staffing Services	163.9	166.9	153.4

Total Revenues	$194.1	$193.6	$177.2

Gross Margin %
Data and Analytics Services	50.5%	46.7%	44.0%
IT Staffing Services	22.1%	21.3%	20.9%

Total Gross Margin %	26.6%	24.8%	24.0%

Below is a tabular presentation of operating expenses by sales and marketing operations, amortization of acquired intangible assets, acquisition transaction expenses, revaluation of contingent consideration, goodwill impairment and general and administrative categories for the periods discussed:

Selling, General & Administrative (“S,G&A”) Expense Details

(Amounts in millions)

	Years Ended December 31,
	2020	2019	2018
Data and Analytics Services Segment
Sales and Marketing	$4.9	$3.4	$2.7
Operations	1.9	1.0	0.3
Amortization of Acquired Intangible Assets	2.1	2.0	2.0
Acquisition Transaction Expenses	0.6	(0.1)	(0.1)
Revaluation of Contingent Consideration	—	(6.1)	(11.1)
Goodwill Impairment	—	—	9.7
General & Administrative	3.0	2.5	1.8

Subtotal Data and Analytics Services	$12.5	$2.7	$5.3

IT Staffing Services Segment
Sales and Marketing	$7.1	$8.6	$8.6
Operations	8.1	10.2	8.8
Amortization of Acquired Intangible Assets	0.7	0.7	0.8
General & Administrative	9.7	8.8	7.4

Subtotal IT Staffing Services	$25.6	$28.3	$25.6

Total S,G&A Expenses	$38.1	$31.0	$30.9

2020 Compared to 2019

Revenues

Revenues for the year ended December 31, 2020 totaled $194.1 million, compared to $193.6 million for the year ended December 31, 2019. This slight increase in revenues reflected revenue growth of 13% (approximately 6% organic) in our Data and Analytics Services segment and a 2% revenue decline in our IT Staffing Services segment. In our Data and Analytics Services segment, existing client projects continued largely uninterrupted, resulting in revenue growth during the year. However, the pandemic clearly impacted new assignments and pipeline opportunities with project start delays, which resulted in curtailed revenue growth in 2020. Revenue declined in our IT Staffing Services segment resulting in a 104-consultant decline during the year, as we ended 2020 with 1,063 consultants-on-billing. This decline in IT Staffing Services segment revenues was the direct result of the COVID-19 pandemic and its impact on activity levels and early assignment ends, particularly in the first-half of the year. Our average IT staffing bill rate for 2020 increased to $76.60 per hour compared to $74.97 per hour in 2019 — an increase of about 2%. This bill rate increase was primarily the result of our continued focus on advanced technology skill-sets.

In both 2020 and 2019, we had one client that exceeded 10% of total revenues (CGI = 15.0% and 11.3%, respectively). Our top ten clients represented 47% of total revenues in 2020 compared to 45% of total revenues in 2019.

Gross Margin

Gross profit increased to $51.5 million in 2020 compared to $48.0 million in 2019. Gross profit as a percentage of revenue totaled 26.6% in 2020 compared to 24.8% in 2019. The improvement in our gross margin percentage reflected margin expansion in both of our business segments. In our Data and Analytics Services segment, gross margins increased by 380-basis points to a record 50.5%. This increase was due to higher-valued assignments, improved utilization and very little reimbursable travel expense revenues due to the pandemic (pass-through revenues with no gross margin content). Gross margins in our IT Staffing Services segment were 22.1% in 2020 compared to 21.3% in 2019. This 80-basis point improvement was largely due to better margins on new assignments and reflected our continued focus on advanced technology skill-sets.

Selling, General and Administrative (“S,G&A”) Expenses

S,G&A expenses in 2020 totaled $38.1 million and represented 19.6% of total revenues, compared to $31.0 million or 16.0% of revenues in 2019. When excluding acquisition transaction expenses; the revaluation of contingent consideration; goodwill impairment; and the amortization of acquired intangible assets, adjusted S,G&A expenses related to operations, as a percentage of revenues was 17.9% in 2020 versus 17.8% in 2019. The slight increase in S,G&A as a percentage of revenues excluding these items was largely due to investments made to our Data and Analytics Services segment, including expenses related to the integration of the AmberLeaf business following the acquisition.

Fluctuations within S,G&A expense components during 2020 compared to 2019 included the following:

•

Sales expense was flat compared to the previous year. In the Data and Analytics Services segment sales expense increased by $1.5 million in 2020 due to investments made to the sales organization of $1.2 million and $0.3 million related to integrating the AmberLeaf sales expense. IT staffing sales expense declined by $1.5 million in 2020 due to austerity measures and lower activity-based expenses.

•

Operations expense decreased by $1.2 million compared to 2019. Expense reductions in the IT Staffing Services segment totaled $2.1 million largely due to austerity measures around recruiting staff and lower activity-based expenses. Partially offsetting these declines were increases of $0.9 million related to investments made to our Data and Analytics Services segment in the areas of delivery and analytics.

•	Amortization of acquired intangible assets was $2.8 million in 2020 versus $2.7 million in 2019. The slight increase related to amortization associated with the AmberLeaf acquisition.

•

Acquisition transaction expenses were $0.6 million in 2020 and reflected transaction expenses related to the AmberLeaf acquisition. This compared to negative transaction expense of $0.1 million in 2019 related to a reversal of investment banking fees due to the contingent consideration in the InfoTrellis acquisition not being earned.

•	The revaluation of a contingent consideration liability totaled a credit of $6.1 million in 2019 related to the InfoTrellis acquisition. No contingent consideration revaluations occurred in 2020.

•

General & administrative expenses increased by $1.4 million in 2020 compared to 2019. Our Data and Analytics Services segment was responsible for $0.5 million of this increase due to higher executive leadership compensation expense, stock-based compensation expenses and the AmberLeaf acquisition and integration in 2020, partially offset by lower travel expense. The IT Staffing Services segment had higher general and administrative expenses in 2020 of $0.9 million due to higher stock-based compensation expense, event costs (incurred pre-COVID-19 in January and February 2020) and outside services expense, partially offset by lower travel expense.

Other Income / (Expense) Components

In 2020, other income / (expense) consisted of interest expense of ($866,000) and foreign exchange gains of $96,000. In 2019, other income / (expense) consisted of interest expense of ($1.8 million) and foreign exchange gains of $11,000. The decline in interest expense was due to lower average outstanding borrowings resulting from debt repayments made during the year and a lower effective interest rate. Net foreign exchange gains in 2020 and 2019 largely reflected exchange rate variations between the Indian rupee and the Canadian dollar compared to the U.S. dollar.

Income Tax Expense

Income tax expense for 2020 was $2.8 million and represented an effective tax rate on pre-tax income of 21.9% compared to $4.1 million in 2019, which represented an effective tax rate on pre-tax income of 26.8%. The lower 2020 effective tax rate was largely due to excess tax benefits related to the exercise of stock options and the vesting of restricted shares.

2019 Compared to 2018

Revenues

Revenues for the year ended December 31, 2019 totaled $193.6 million, compared to $177.2 million for the year ended December 31, 2018. This 9% increase in revenues reflected revenue growth of 12% in our Data and Analytics Services segment and approximately 9% revenue growth in our IT Staffing Services segment. In our Data and Analytics Services segment, new service- offerings helped drive 2019 revenues, particularly during the second half of the year. Revenue growth in our IT Staffing Services segment reflected a 65-consultant expansion of our billable consultant-base and a higher average bill rate. Utilization in 2019 was slightly below 2018 levels due to more downtime related to the fourth quarter holiday season. Our average IT staffing bill rate for 2019 increased to $74.97 per hour in 2019 from $73.01 per hour in 2018 – an increase of about 3%. This bill rate increase was reflective of the types of skill sets that we deployed on new assignments during 2019.

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

•

Acquisition transaction expenses were negative $0.1 million in both 2019 and 2018 and related to a reversal of investment banking fees due to acquisition related contingent consideration not being earned.

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

•

General & administrative expenses increased by $2.1 million in 2019 compared to 2018. Our Data and Analytics Services segment was responsible for $0.7 million of this increase which include higher executive leadership compensation expense and stock-based compensation expenses in 2019 versus 2018. Our IT Staffing Services segment had higher general and administrative expenses in 2019 of $1.4 million due to higher compensation expense, system support costs, depreciation expense and higher travel and event expenses.

Other Income / (Expense) Components

In 2019, other income / (expense) consisted of interest expense of ($1.8 million) and foreign exchange gains of $11,000. In 2018, other income / (expense) consisted of interest expense of ($2.2 million) and foreign exchange losses of ($40,000). The decline in interest expense was due to lower average outstanding borrowings resulting from debt repayments made during the year and a lower effective interest rate. Net foreign exchange gains / (losses) in 2019 and 2018 largely reflected exchange rate variations between the Indian rupee and the Canadian dollar compared to the U.S. dollar.

Income Tax Expense

Income tax expense for 2019 was $4.1 million and represented an effective tax rate on pre-tax income of 26.8% compared to $2.7 million in 2018, which represented an effective tax rate on pre-tax income of 28.9%. The 2019 effective tax rate was lower than 2018 because 2018 income tax expense included U.S. tax reform transition taxes.

Liquidity and Capital Resources

Financial Conditions and Liquidity

At December 31, 2020, we had outstanding bank debt, net of cash balances on hand, of $9.8 million and approximately $22 million of borrowing capacity under our existing credit facility. During 2020, our outstanding bank debt, net of cash balances on hand, declined by approximately $13 million, despite $10 million of term-loan borrowings to support our AmberLeaf acquisition. This reduction in debt was reflective of net cash flows provided by operating activities. Reductions in operating working capital levels provided $7.3 million of cash, of which $4.6 million was related to the COVID-19 payroll tax deferment program. (see Note 8 for further details).

Historically, we have funded our business needs with cash generation from operating activities. In the data and analytics services and IT staffing services industries, investment in operating working capital levels (defined as current assets excluding cash and cash equivalents minus current liabilities, excluding short-term borrowings) is a significant use of cash. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash preservation. Our accounts receivable “days sales outstanding” measurement (“DSO”) was 60-days at year-end 2020 and 55-days at year-end 2019. The higher DSO measurement in 2020 reflected some cash conversion disruptions due to the COVID-19 pandemic.

Cash provided by operating activities, our cash and cash equivalent balances on hand at December 31, 2020 and current availability under our existing credit facility are expected to be adequate to fund our business needs over the next 12 months, absent any acquisition-related activities.

Below is a tabular presentation of cash flow activities for the periods discussed:

	Years Ended December 31,
Cash Flows Activities	2020	2019	2018
	(Amounts in millions)
Operating activities	$21.2	$16.1	$(0.5)
Investing activities	(9.6)	(0.9)	(1.1)
Financing activities	(6.7)	(13.4)	0.6

Operating Activities

Cash provided by (used in) operating activities for the years ended December 31, 2020, 2019 and 2018 totaled $21.2 million, $16.1 million, and ($0.5 million), respectively. In 2020, cash flows from operating activities included net income of $9.9 million, non-cash charges of $4.0 million and reductions in operating working capital of $7.3 million. In 2019, cash flows from operating activities included net income of $11.1 million, non-cash charges of ($0.1 million) and reductions in operating working capital of $5.1 million. In 2018, cash flows from operating activities included net income of $6.7 million and non-cash charges of $2.7 million, offset by an increase in operating working capital of ($9.9 million). The 2020 reduction in operating working capital was due to lower accounts receivable, reflecting revenue declines in the second half of the year and $4.6 million related to the COVID-19 payroll tax deferment program. The 2019 decline in operating working capital was reflective of the resolution of cash conversion disruptions related to our 2018 Cloud-based ERP platform implementation.

We would expect operating working capital levels to increase should revenue grow in 2021. Accordingly, an increase in operating working capital would result in a reduction in cash generated from operating activities. We believe DSO’s will remain at current levels or improve modestly during 2021. Additionally, the $4.6 million payroll tax deferment will be required to be repaid, $2.3 million in 2021 and $2.3 million in 2022, which will negatively impact cash flows from operations in those years.

Investing Activities

Cash (used in) investing activities for the years ended December 31, 2020, 2019 and 2018 totaled ($9.6 million), ($0.9 million), and ($1.1 million), respectively. In 2020, cash (used in) investing activities related to the acquisition of AmberLeaf of ($9.3 million) and capital expenditures of ($0.3 million). In 2019, cash (used in) investing activities included capital expenditures of ($1.0 million), partially offset by $0.1 million of recoveries of non-current deposits (office lease deposits). In 2018, cash (used in) investing activities included capital expenditures of ($0.8 million) and increases in non-current deposits of ($0.3 million). In 2020, capital expenditures consist of general items. In 2019 and 2018, capital expenditures were largely related to system upgrade expenditures.

Financing Activities

In 2020, cash (used in) financing activities totaled ($6.7 million) and consisted of debt repayments, net of term-loan refinancing associated the AmberLeaf acquisition of ($8.0 million) and the payment of deferred financing costs of ($0.3 million), partially offset by $1.4 million proceeds from the exercise of stock options and the issuance of common stock related to the Company’s employee stock purchase plan of $0.2 million. In 2019, cash (used in) financing activities totaled ($13.4 million) and largely consisted of net debt repayments of ($13.6 million), partially offset by $0.2 million of proceeds from the issuance of common stock. In 2018, cash provided by financing activities totaled $0.6 million and consisted of net borrowings under the Company’s revolving credit facility of 4.5 million, and $0.1 million of proceeds from the exercise of stock options, partially offset by ($4.0 million) of term loan repayments.

“Shelf” Registration Statement

We have on file with the SEC an effective shelf registration statement that allows us to offer and sell common stock, preferred stock, debt and other securities, either individually or in combination, up to a total dollar amount of $35 million in one or more offerings. These securities may be issued, from time to time, at our discretion based on our needs and market conditions. We believe that this shelf registration statement currently provides us flexibility with regard to potential financings that we may undertake when market conditions permit or as our financial condition may require. As of the date of this Form 10-K, we have not completed any offerings under our shelf registration statement, and we make no assurance that we can or will issue and sell any securities under our shelf registration statement.

Other than the factors discussed in this section and the potential further impacts of the pandemic on our business, we are not aware of any other trends, demands or commitments that would materially affect liquidity or our financial resources.

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

Revenue Recognition

The Company recognizes revenue on time-and-material contracts as services are performed and expenses are incurred. Time-and-material contracts typically bill at an agreed-upon hourly rate, plus out-of-pocket expense reimbursement. Out-of-pocket expense reimbursement amounts vary by assignment, but historically on average represent less than 2% of total revenues. Revenue is earned when the Company’s consultants are working on projects. Revenue recognition is negatively impacted by holidays and consultant vacation and sick days.

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

The Company’s time-and-material and fixed price revenue streams are recognized over time as the customer receives and consumes the benefits of the Company’s performance as the work is performed.

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

Goodwill and Intangible Assets

Identifiable intangible assets are recorded at fair value as of the closing date when acquired in a business combination. Identifiable intangible assets related to acquisitions consisted of client relationships, covenants not-to-compete, trade names and technology, which are being amortized using the straight-line method over their estimated useful lives ranging from three years to twelve years, as more fully described in Note 3 “Business Combinations” and Note 4 “Goodwill and Other Intangible Assets, net” to the Notes to the Consolidated Financial Statements.

Excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired are recorded as goodwill. Goodwill is not amortized but is tested for impairment at least on an annual basis. If impairment is indicated, a write-down to fair value is recorded based on the excess of the carrying value of the reporting unit over its fair market value.

We review goodwill and intangible assets for impairment annually as of October 1st or more frequently if events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The impairment test is performed at the reporting unit (business segment) level. Determination of recoverability is based on the lowest level of identifiable estimated future discounted cash flows resulting from use of the assets and their eventual disposition. Measurement of any impairment loss is based on the excess carrying value of the reporting unit over their fair market value.

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

The AmberLeaf financial results are included in the Company’s Consolidated Financial Statements from the October 1, 2020 acquisition date.

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

Management determines the Company’s income tax provision using the asset and liability method. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. The Company evaluates its deferred tax assets and records a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2020 and 2019, the Company provided a valuation allowance of $179,000 and $7,000, respectively, related to the uncertainty of the realization of foreign net operating losses (“NOL”).

In 2017, the Company incurred an estimated one-time charge of $372,000 related to the enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”). This charge is related to the re-measurement of the Company’s deferred tax assets arising from a lower U.S. corporate tax rate of $294,000 and a $78,000 charge related to a one-time transition tax applicable to the new dividend exemption system related to foreign earnings. In 2018, the Company finalized this estimate and recorded an additional expense of $86,000 related to the re-measurement of the Company’s deferred tax assets and a $165,000 charge related to a one-time transition tax applicable to the new dividend exemption system related to foreign earnings. No transition tax charges were incurred in 2020 and 2019.

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

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. Accordingly, the Company has reported a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2020 and 2019, the Company provided $0 and $20,000 for uncertain tax positions, including interest and penalties, related to various federal and state income tax matters.

Contingent Consideration Liability

In connection with the AmberLeaf acquisition, the Company has an obligation to pay consideration that is contingent upon the achievement of specified earnings before interest and taxes objectives (“EBIT”). As of the acquisition date, the Company recorded a contingent consideration liability of $2.9 million representing the estimated fair value of the contingent consideration that is expected to be paid. The fair value of the contingent consideration liability was estimated by utilizing a probability weighted simulation model to determine the fair value of contingent consideration.

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

In 2019 and 2018, the Company revalued the contingent consideration liability of the InfoTrellis acquisition after determining that relevant conditions for payment of such liability were not satisfied. The revaluation resulted in a $6.1 million and $11.1 million reduction to the contingent consideration liability in 2019 and 2018, respectively, which is reflected in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations, in Item 8, herein. No contingent consideration liability remained outstanding as of December 31, 2019. A contingent consideration liability of $2.9 million related to AmberLeaf remains outstanding as of December 31, 2020. No contingent consideration revaluation was recorded in 2020.

Derivative Instruments and Hedging Activities—Interest Rate Swap Contracts

Concurrent with the Company’s borrowings on July 13, 2017 under its new credit facility, the Company entered into an interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. These swap contracts, which mature on April 1, 2021, have been designated as a cash flow hedging instrument and qualified as effective hedges at inception under ASC Topic 815 “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying transaction affects earnings.

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

Foreign Currency Translation

The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s subsidiary in Canada is the U.S. dollar because the majority of its revenue is denominated in U.S. dollars. The functional currency of the Company’s Indian and European subsidiaries is their local currency. The results of operations of the Company’s Indian and European subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian and European subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Consolidated Statements of Operations, and have not been material for all periods presented.

Recently Issued Accounting Standards

Recent accounting pronouncements are described in Note 1 to the Consolidated Financial Statements contained in Item 8, herein.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the inherent operational risks, the Company is exposed to certain market risks, primarily related to changes in interest rates and currency fluctuations.

Interest Rates

At December 31, 2020, we had outstanding borrowings of $17.5 million under our Credit Agreement with PNC Bank and certain other financial institution lenders (the “Credit Agreement”)—Refer to Note 6—“Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8 herein. A hypothetical 10% increase in interest rates on our variable debt outstanding at December 31, 2020 would have increased our annual interest expense by $25,000.

Concurrent with the Company’s July 13, 2017 borrowings under its Credit Agreement, the Company entered into a 44–month interest-rate swap with PNC Bank to convert the debt’s variable interest rate to a fixed rate of interest to mitigate the risk of rising interest rates on the Company’s financial statements. Under the swap contract, the Company pays interest at a fixed rate of 1.99% and receives interest at a variable rate equal to the daily U.S. LIBOR on an initial notional amount of $15.0 million. Notional amounts were $8.1 million and $10.3 million at December 31, 2020 and 2019, respectively. The maturity date of the swap contract is April 1, 2021.

LIBOR is expected to be discontinued after 2021. In March 2020, the FASB issued authoritative guidance, which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions that reference LIBOR and are affected by reference rate reform if certain criteria are met. Entities may adopt the provisions of the new standard as of the beginning of the reporting period when the election is made between March 12, 2020 through December 31, 2022. We will adopted this standard effective January 1, 2021 using the prospective method, and utilize the optional expedients for cash flow hedges to assume that a hedged forecasted transaction is probable of occurring and that the reference rate will not be replaced for the remainder of a hedging relationship.

Currency Fluctuations

The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s subsidiary in Canada is the U.S. dollar because the majority of its revenue is denominated in U.S. dollars. The functional currency of the Company’s Indian and European subsidiaries is their local currency. The results of operations of the Company’s Indian and European subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian and European subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within

Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Consolidated Statements of Operations, and have not been material for all periods presented. A hypothetical 10% increase or decrease in overall foreign currency rates would not have had a material impact on our consolidated financial statements. As our international operations grow, we will continue to evaluate and reassess our approach to managing the risks relating to fluctuations in currency rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are filed as part of this Annual Report on Form 10-K. See Index to Consolidated Financial Statements on page 43 of this Annual Report on Form 10-K.

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

The Company’s Consolidated Financial Statements and Internal Controls over Financial Reporting (“ICFR”) for the year ended December 31, 2020 have been audited by UHY LLP, an Independent Registered Public Accounting Firm. The Audit opinion is on page 44 and the ICFR opinion is on page 46 of this Annual Report on Form 10-K.

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

Chief Financial Officer

MASTECH DIGITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Mastech Digital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mastech Digital, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and Schedule II, Valuation and Qualifying Accounts listed in the index at item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mastech Digital, Inc. and Subsidiaries at December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2021, expressed an adverse opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to an account or disclosure that is material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter – Valuation of Goodwill

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company evaluates goodwill for impairment on an annual basis as of October 1 or more frequently if events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The goodwill balance as of December 31, 2020 was $32.5 million. The Company considers potential impairment by comparing the fair value of a reporting unit to its carrying value. Fair value is estimated by management by using a discounted cash flow model.

We identified goodwill impairment as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting units. This required a high degree of auditor judgment and an increased extent of effort, including our need to involve valuation specialists, when performing audit procedures to evaluate the reasonableness of inputs into the discounted cash flow model driven by management’s estimates and assumptions. Significant management estimates include forecasts for revenue, gross profit, long-term growth rates, and discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to evaluate the reasonableness of management’s estimates and assumptions included assessing the methodologies used by the Company and testing the significant assumptions used in the quantitative models. We tested the effectiveness of the control over management’s evaluation and determination of estimates and assumptions used as the inputs to the impairment models. We compared forecasts prepared by management to historical revenues and gross profit to evaluate the reasonableness of the assumptions and to evaluate management’s ability to accurately forecast future revenues and gross profit. We evaluated historical trends in assessing the reasonableness of growth rate assumptions and performed sensitivity analysis of certain significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in these assumptions. We performed procedures to verify the mathematical accuracy of the calculations used by management. We also compared historical results from the date the goodwill was generated to originally forecasted results to determine if the reporting units were exceeding initial expectations. We involved our valuation specialists to assist us in identifying the significant assumptions underlying the models, assessing the rationale and supporting documents related to these assumptions, and determining the appropriateness and reasonableness of the methodologies employed. Furthermore, we assessed the appropriateness of the disclosures in the consolidated financial statements.

/s/ UHY LLP

We have served as the Company’s auditor since 2008.

Farmington Hills, Michigan

March 16, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Mastech Digital, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Mastech Digital, Inc. and Subsidiaries (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded AmberLeaf Partners, Inc. (AmberLeaf) from their assessment of internal control over financial reporting as of December 31, 2020. We also have excluded AmberLeaf from our audit of internal control over financial reporting. AmberLeaf is a wholly owned subsidiary of Mastech Digital, Inc. acquired on October 1, 2020 whose total revenues and total assets represent approximately 1% and 14%, respectively, of the related consolidated financial statements amounts as of and for the year ended December 31, 2020. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. The material weaknesses related to (1) management review controls designed to address risks associated with complex accounting matters that arise from significant routine and non-routine transactions related to goodwill impairment, business combinations, revenue recognition, share-based compensation, and income taxes did not operate effectively and (2) information technology general controls in the areas of change management, information security and IT operations applicable to a cloud-based environment, in place from a previous acquisition, did not operate effectively. These items are discussed further in “Management’s Annual Report on Internal Control Over Financial Reporting.” These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 financial statements, and this report does not affect our report dated March 16, 2021, on those financial statements.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken or to be taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows of the Company, and our report dated March 16, 2021, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ UHY LLP

We have served as the Company’s auditor since 2008.

Farmington Hills, Michigan

March 16, 2021

MASTECH DIGITAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	At December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$7,677	$2,981
Accounts receivable, net of allowance for uncollectible accounts of $413 in 2020 and $338 in 2019	22,036	22,345
Unbilled receivables	10,098	10,007
Prepaid and other current assets	1,346	1,597

Total current assets	41,157	36,930
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	1,931	1,871
Enterprise software	2,730	2,728
Leasehold improvements	563	496

	5,224	5,095
Less – accumulated depreciation and amortization	(3,253)	(2,619)

Net equipment, enterprise software, and leasehold improvements	1,971	2,476
Operating lease right-of-use assets	3,286	4,617
Deferred income taxes	796	—
Non-current deposits	396	405
Goodwill, net of impairment	32,510	26,106
Intangible assets, net of amortization	21,930	20,050

Total assets	$102,046	$90,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,400	$4,575
Accounts payable	2,589	4,027
Accrued payroll and related costs	12,374	7,902
Current portion of operating lease liability	1,079	1,396
Other accrued liabilities	1,051	954
Deferred revenue	478	237

Total current liabilities	21,971	19,091

Long-term liabilities:
Long-term debt, less current portion, net	12,875	20,682
Contingent consideration liability	2,882	—
Long-term operating lease liability, less current portion	2,325	3,321
Long-term accrued income taxes	165	185
Deferred income taxes	—	1,025
Long-term payroll tax liabilities	2,295	—

Total liabilities	42,513	44,304
Commitments and contingent liabilities (Note 9)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 250,000,000 shares authorized and 13,039,893 shares issued as of December 31, 2020 and 12,700,660 shares issued as of December 31, 2019	130	127
Additional paid-in-capital	25,509	21,939
Retained earnings	38,620	28,759
Accumulated other comprehensive income (loss)	(539)	(358)
Treasury stock, at cost; 1,646,420 shares as of December 31, 2020 and as of December 31, 2019	(4,187)	(4,187)

Total shareholders’ equity	59,533	46,280

Total liabilities and shareholders’ equity	$102,046	$90,584

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Revenues	$194,101	$193,574	$177,164
Cost of revenues	142,562	145,593	134,636

Gross profit	51,539	47,981	42,528
Selling, general and administrative expenses:
Operating expenses	38,136	37,063	32,221
Impairment of goodwill	—	—	9,738
Revaluation of contingent consideration liability	—	(6,069)	(11,056)

Total selling, general and administrative expenses	38,136	30,994	30,903

Income from operations	13,403	16,987	11,625
Interest income (expense), net	(866)	(1,779)	(2,171)
Other income (expense), net	96	11	(40)

Income before income taxes	12,633	15,219	9,414
Income tax expense	2,772	4,074	2,723

Net income	$9,861	$11,145	$6,691

Earnings Per Share:
Basic	$.87	$1.01	$.61

Diluted	$.83	$.99	$.60

Weighted average common shares outstanding:
Basic	11,292	11,029	10,950

Diluted	11,950	11,232	11,161

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Net income	$9,861	$11,145	$6,691
Other comprehensive income (loss):
Net unrealized gain (loss) on interest rate swap contracts	8	(149)	96
Foreign currency translation adjustments	(187)	(129)	(207)

Total pretax net unrealized (loss)	(179)	(278)	(111)
Income tax expense (benefit)	2	(39)	25

Total other comprehensive (loss), net of taxes	(181)	(239)	(136)

Total comprehensive income	$9,680	$10,906	$6,555

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balances, December 31, 2017	$126	$20,241	$10,923	$(4,154)	$17	$27,153
Net income	—	—	6,691	—	—	6,691
Other comprehensive (loss), net of taxes	—	—	—	—	(136)	(136)
Stock-based compensation expense	—	470	—	—	—	470
Stock options exercised	—	118	—	—	—	118
Purchase of treasury stock	—	—	—	(20)	—	(20)

Balances, December 31, 2018	$126	$20,829	$17,614	$(4,174)	$(119)	$34,276

Net income	—	—	11,145	—	—	11,145
Employee common stock purchases	1	167	—	—	—	168
Other comprehensive (loss), net of taxes	—	—	—	—	(239)	(239)
Stock-based compensation expense	—	936	—	—	—	936
Stock options exercised	—	7	—	—	—	7
Purchase of treasury stock	—	—	—	(13)	—	(13)

Balances, December 31, 2019	$127	$21,939	$28,759	$(4,187)	$(358)	$46,280

Net income	—	—	9,861	—	—	9,861
Employee common stock purchases	—	222	—	—	—	222
Other comprehensive (loss), net of taxes	—	—	—	—	(181)	(181)
Stock-based compensation expense	—	2,021	—	—	—	2,021
Stock options exercised	3	1,327	—	—	—	1,330

Balances, December 31, 2020	$130	$25,509	$38,620	$(4,187)	$(539)	$59,533

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES:
Net income	$9,861	$11,145	$6,691
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,589	3,434	3,182
Bad debt expense	—	80	10
Interest amortization / write-off of deferred financing costs	284	104	100
Stock-based compensation expense	2,021	936	470
Deferred income taxes, net	(1,821)	1,322	171
Impairment of goodwill	—	—	9,738
Revaluation of contingent consideration liability	—	(6,069)	(11,056)
Operating lease assets and liabilities, net	18	100	—
Loss on disposition of fixed assets	4	—	7
Long-term accrued income taxes	(20)	(19)	136
Working capital items:
Accounts receivable and unbilled receivables	2,133	5,648	(7,428)
Prepaid and other current assets	251	(386)	283
Accounts payable	(1,613)	(100)	(901)
Accrued payroll and related costs	6,287	174	(1,241)
Other accrued liabilities	91	(264)	(461)
Deferred revenue	146	(21)	(172)

Net cash flows provided by (used in) operating activities	21,231	16,084	(471)

INVESTING ACTIVITIES:
Acquisition of AmberLeaf (net of cash acquired and issuance of contingent consideration)	(9,345)	—	—
Recovery of (payments for) non-current deposits	9	135	(285)
Capital expenditures	(298)	(1,014)	(771)

Net cash flows (used in) investing activities	(9,634)	(879)	(1,056)

FINANCING ACTIVITIES:
(Repayments) borrowing on revolving credit facility, net	(9,551)	(3,976)	4,526
Borrowing on term loan facility	17,500	—	—
(Repayments) on term loan facility	(15,969)	(9,575)	(4,003)
Proceeds from the issuance of common stock	222	168	—
Payment of deferred financing costs	(246)	—	(71)
Purchase of treasury stock	—	(13)	(20)
Proceeds from the exercise of stock options	1,330	7	118

Net cash flows provided by (used in) financing activities	(6,714)	(13,389)	550

Effect of exchange rate changes on cash and cash equivalents	(187)	(129)	(207)

Net change in cash and cash equivalents	4,696	1,687	(1,184)
Cash and cash equivalents, beginning of period	2,981	1,294	2,478

Cash and cash equivalents, end of period	$7,677	$2,981	$1,294

SUPPLEMENTAL DISCLOSURE:
Cash payments for interest expense	$779	$1,780	$2,060

Cash payments for income taxes	$2,681	$2,634	$2,031

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

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

Our portfolio of offerings includes data management and analytics services; digital learning services; and IT staffing services.

Reflective of our 2017 acquisition of the services division of Canada-based InfoTrellis, Inc., we have added specialized capabilities in delivering data and analytics services to our customers globally. This business offers project-based consulting services in the areas of data management, data engineering and data science, with such services delivered using on-site and offshore resources. In October 2020, we acquired AmberLeaf Partners, Inc. (“AmberLeaf”), a Chicago-based customer experience consulting firm. This acquisition expands our capabilities in customer experience strategy and managed services offering for a variety of Cloud-based enterprise applications across sales, marketing and customer services organizations.

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

The COVID-19 pandemic had a material impact on activity levels in both of our business segments. As we enter 2021, we are encouraged by the global roll-out of vaccination programs and some signs of economic expansion. While there is still uncertainty in the global markets, we are hopeful that economic conditions will improve throughout the year as the impact of the pandemic subsides.

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

The Allowance for Uncollectible Accounts was $413,000 and $338,000 at December 31, 2020 and 2019, respectively. There were $0, $80,000 and $10,000 of bad debt expense charges for the years ended December 31, 2020, 2019 and 2018, respectively, which amounts are reflected in the Consolidated Statements of Operations.

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

The Company implemented new enterprise software applications to its backbone systems environment. The Company has capitalized $2.4 million related to this endeavor for which the core system was placed in service on July 1, 2018. The Company started amortizing these costs commencing with this go-live implementation date.

Depreciation and amortization expense related to fixed assets totaled $799,000 $746,000 and $455,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Goodwill and Intangible Assets

Identifiable intangible assets are recorded at fair value as of the closing date when acquired in a business combination. Identifiable intangible assets related to acquisitions consisted of client relationships, covenants not-to-compete, trade names and technology, which are being amortized using the straight-line method over their estimated useful lives ranging from three years to twelve years, as more fully described in Note 3 “Business Combinations” and Note 4 “Goodwill and Other Intangible Assets, net” to the Notes to the Consolidated Financial Statements.

Excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired are recorded as goodwill. Goodwill is not amortized but is tested for impairment at least on an annual basis. If impairment is indicated, a write-down to fair value is recorded based on the excess of the carrying value of the reporting unit over its fair market value.

We review goodwill and intangible assets for impairment annually as of October 1st or more frequently if events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The impairment test is performed at the reporting unit level. Determination of recoverability is based on the lowest level of identifiable estimated future discounted cash flows resulting from use of the assets and their eventual disposition. Measurement of any impairment loss is based on the excess carrying value of the reporting unit over their fair market value.

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

In 2020, 2019 and 2018, we performed quantitative impairment tests related to our June 2015 acquisition of Hudson Global Resources Management, Inc.’s U.S. IT staffing business (“Hudson IT”). The results of each of these testing’s indicated no impairment associated with the carrying amount of goodwill.

Additionally in 2020, 2019 and 2018, we performed quantitative impairment tests related to our July 2017 acquisition of InfoTrellis. The results of the 2020 and 2019 testing indicated no impairment associated with the carrying amount of goodwill. The results of the 2018 testing indicated an impairment associated with the carrying amount of goodwill in 2018, and a goodwill impairment charge of $9.7 million was recorded in 2018 and is reflected in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations in Item 8, herein.

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

The AmberLeaf financial results are included in the Company’s Consolidated Financial Statements from the date of the acquisition of October 1, 2020.

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

Management determines the Company’s income tax provision using the asset and liability method. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. The Company evaluates its deferred tax assets and records a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2020 and 2019, the Company provided a valuation allowance of $179,000 and $7,000, respectively, related to the uncertainty of the realization of foreign net operating losses (“NOL”).

In 2017, the Company incurred an estimated one-time charge of $372,000 related to the enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”). This charge is related to the re-measurement of the Company’s deferred tax assets arising from a lower U.S. corporate tax rate of $294,000 and a $78,000 charge related to a one-time transition tax applicable to the new dividend exemption system related to foreign earnings. In 2018, the Company finalized this estimate, thus recording an additional expense of $86,000 related to the re-measurement of the Company’s deferred tax assets and a $165,000 charge related to a one-time transition tax applicable to the new dividend exemption system related to foreign earnings. No transition tax charges were incurred in 2019 or 2020.

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

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. Accordingly, the Company has reported a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2020 and 2019, the Company provided $0 and $20,000 for uncertain tax positions, including interest and penalties, related to various federal and state income tax matters.

The Company’s 2015 federal income tax return was under audit by the Internal Revenue Service (“IRS”). In the fourth quarter 2019, the Company and the IRS agreed to certain adjustments related to the Company’s 2015 and 2016 income tax returns. The impact of this settlement on the Company’s tax provision in 2019 was not material. The Company was noticed by the IRS that they will be conducting an audit of our 2018 tax returns in the coming months.

Deferred Financing Costs

The Company capitalizes expenses directly related to securing its credit facilities. These deferred costs are amortized as interest expense over the term of the underlying facilities. Unamortized deferred financing costs are included as reductions in the long-term debt caption in the Consolidated Balance Sheets.

Contingent Consideration Liability

In connection with the AmberLeaf acquisition, the Company has an obligation to pay consideration that is contingent upon the achievement of specified earnings before interest and taxes objectives (“EBIT”). As of the acquisition date, the Company recorded a contingent consideration liability of $2.9 million representing the estimated fair value of the contingent consideration that is expected to be paid. The fair value of the contingent consideration liability was estimated by utilizing a probability weighted simulation model to determine the fair value of contingent consideration.

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

In 2019 and 2018, the Company revalued the contingent consideration liability of the InfoTrellis acquisition after determining that relevant conditions for payment of such liability were not satisfied. The revaluation resulted in a $6.1 million and $11.1 million reduction to the contingent consideration liability in 2019 and 2018, respectively, which is reflected in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations, in Item 8, herein. No contingent consideration liability remained outstanding as of December 31, 2019. A contingent consideration liability of $2.9 million related to AmberLeaf remains outstanding as of December 31, 2020. No contingent consideration revaluation was recorded in 2020.

Segment Reporting

The Company has two reportable segments, in accordance with ASC Topic 280 “Disclosures About Segments of an Enterprise and Related Information”: Data and Analytics and IT Staffing Services.

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

The Company’s time-and-material and fixed price revenue streams are recognized over time as the customer receives and consumes the benefits of the Company’s performance as the work is performed.

In certain situations related to client direct hire assignments, where the Company’s fee is contingent upon the hired resources’ continued employment with the client, revenue is not fully recognized until such employment conditions are satisfied.

Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 4,900,000 shares (adjusted for the 2018 two-for-one stock split) of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options are granted at an exercise price equal to the closing share price of the Company’s common stock at the grant date and generally vest over a three to five-year period.

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

Treasury Stock

The Company maintained a stock repurchase program which expired on December 22, 2016. Under the program, the Company made treasury stock purchases in the open market, subject to market conditions and normal trading restrictions. Upon expiration, the program was not extended by the Company’s Board of Directors. Additionally, the Company makes stock purchases from time to time to satisfy employee tax obligations related to its Stock Incentive Plan. At December 31, 2020 and 2019, the Company held 1.6 million shares in its treasury at a cost of approximately $4.2 million.

Comprehensive Income

Comprehensive income as presented in the Consolidated Statements of Comprehensive Income consists of net income, unrealized gains or losses, net of tax, on cash flow hedging transactions and foreign currency translation adjustments.

Derivative Instruments and Hedging Activities – Interest Rate Swap Contracts

Concurrent with the Company’s borrowings on July 13, 2017 under its new credit facility, the Company entered into an interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. These swap contracts, which mature on April 1, 2021, have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying transaction affects earnings.

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

Foreign Currency Translation

The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s subsidiary in Canada is the U.S. dollar because the majority of its revenue is denominated in U.S. dollars. The functional currency of the Company’s Indian and European subsidiaries is their local currency. The results of operations of the Company’s Indian and European subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian and European subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Consolidated Statements of Operations, and have not been material for all periods presented.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. The guidance requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. The Company adopted this standard January 1, 2020 and there was no material impact.

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

The Company’s time-and-material and fixed price revenue streams are recognized over time as the customer receives and consumes the benefits of the Company’s performance as the work is performed.

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

The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Years Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
Data and Analytics Services Segment
Time-and-material Contracts	$18,541	$18,732	$18,919
Fixed-price Contracts	11,685	7,931	4,884

Subtotal Data and Analytics Services	$30,226	$26,663	$23,803

IT Staffing Services Segment
Time-and-material Contracts	$163,875	$166,911	$153,361
Fixed-price Contracts	—	—	—

Subtotal IT Staffing Services	$163,875	$166,911	$153,361

Total Revenues	$194,101	$193,574	$177,164

The Company had one client that exceeded 10% of total revenues in 2020, 2019 and 2018 (CGI = 15.0%, 11.3% and 12.8%, respectively). Additionally, CGI accounted for 11.7% and 10.3% of the Company’s accounts receivable balance at December 31, 2020 and 2019, respectively.

The Company’s top ten clients represented approximately 47%, 45% and 47% of total revenues in 2020, 2019 and 2018, respectively.

The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Years Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
United States	$189,890	$188,710	$172,610
Canada	3,603	2,918	3,125
India and Other	608	1,946	1,429

Total	$194,101	$193,574	$177,164

3.	Business Combinations

On October 1, 2020, Mastech Digital, Inc., through its wholly-owned subsidiary Mastech Digital Data, Inc., acquired all of the outstanding shares of AmberLeaf Partners, Inc. (“AmberLeaf”). Under the terms of the Share Purchase Agreement executed in connection with the AmberLeaf acquisition (the “Purchase Agreement”), the Company paid at the closing of the acquisition approximately $9.7 million in cash. The Purchase Agreement also requires the Company to pay to the former shareholders of AmberLeaf up to $4.5 million in deferred cash payments, which payments are contingent upon the AmberLeaf business achieving specific revenue growth and EBITDA margin targets. The amount of these deferred cash payments, if any, is based upon the revenue growth and EBITDA margins of the AmberLeaf business for the 12-month period beginning on January 1, 2021 and for the 12-month period beginning January 1, 2022, as described more fully in the Purchase Agreement.

To fund the acquisition, on October 1, 2020 the Company entered into a Third Amendment (the “Third Amendment”) to its Credit Agreement, as amended and dated April 20, 2018. The Third Amendment amends the Credit Agreement by, among other things, (1) increasing the aggregate commitment amount of the revolving credit facility to $30 million (an increase of $7.5 million); (2) providing for the Term Loan facility in the aggregate amount of $17.5 million (an increase of $10 million); (3) providing for an increase in the total commitment amount to the facility in an aggregate amount not to exceed $15 million, upon the satisfaction of certain conditions; and (4) amending the financial covenant in the Credit Agreement related to the Company’s Fixed Charge Coverage Ratio (as defined in the Credit Agreement) by increasing the minimum permitted Fixed Charge Coverage Ratio for each of the fiscal quarters ending on or after September 30, 2020.

The acquisition was accounted for using the acquisition method of accounting. The acquisition method of accounting requires that the assets acquired and liabilities assumed be measured at their fair value as of the closing date.

The following table summarizes the fair value of consideration for the acquired business on the October 1, 2020 closing date:

(in thousands)	Amounts
Cash purchase price at closing	$9,664
Working capital adjustments	—
Estimated payout of contingent consideration (1)	2,882

Total Fair Value of Consideration	$12,546

(1)	Based on a valuation conducted by an independent third party, the fair value of contingent consideration at the closing date was determined to be $2,882,000.

The cash purchase price at closing was paid with funds obtained from the following sources:

(in thousands)	Amounts
Cash balances on hand	$—
Increase in term loan debt facility	10,000
Revolving line of credit	(336)

Cash Paid at Closing	$9,664

The allocation of the purchase price was based on estimates of the fair value of assets acquired and liabilities assumed as of October 1, 2020, as set forth below. The excess purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce. Goodwill is expected to be largely deductible for tax purposes. The valuation of net assets acquired is as follows:

(in thousands)	Amounts
Cash on hand	$319
Working capital assets, net of liabilities	1,153
Identifiable intangible assets:
Client relationships	2,970
Covenant not-to-compete	440
Trade name	490
Technology	770

Total identifiable intangible assets	4,670
Goodwill	6,404

Net Assets Acquired	$12,546

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

The Company incurred $650,000 of transaction expenses related to the acquisition in 2020 inclusive of the write-off of $185,000 of deferred finance costs. These expenses are included in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Included in the Consolidated Statement of Operations for year ended December 31, 2020 are revenues of $2.4 million and a net loss of approximately $0.4 million applicable to the Amber Leaf operations from our October 1, 2020 acquisition date through December 31, 2020.

The following reflects the Company’s unaudited pro forma results had the results of AmberLeaf been included from January 1, 2018 for all periods presented:

	Years Ended December 31,
	2020	2019	2018
	(Amounts in thousands, except per share data)
Revenue	$202,842	$204,846	$187,956
Net income	$10,594	$12,119	$7,631
Earnings per share—diluted	$.89	$1.08	$.68

The information above does not reflect all of the operating efficiencies or inefficiencies that may have resulted from the AmberLeaf acquisition in those periods prior to the acquisition. Therefore, the unaudited pro forma information above is not necessarily indicative of results that would have been achieved had the business been combined during all periods presented.

4.	Goodwill and Other Intangible Assets, net

Goodwill related to our June 15, 2015 acquisition of Hudson IT totaled $8.4 million. Goodwill related to our July 13, 2017 acquisition of the services division of InfoTrellis totaled $27.4 million. Goodwill related to our

October 1, 2020 acquisition of AmberLeaf totaled $6.4 million. During 2018, the Company recorded a goodwill impairment related to the InfoTrellis acquisition of $9.7 million. The impairment was attributable to a lower revenue growth rates than expected at closing. Based upon the business performance subsequent to the acquisition date, we reduced our near-term outlook and lowered our revenue projections from original expectations. Also, we factored into our current assessment of discounted cash flows, additional investments to the sales organization and other necessary investments which were not initially considered.

A reconciliation of the beginning and ending amounts of goodwill by operating segment for the three years ended December 31, 2020 is as follows:

	Years Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
IT Staffing Services:
Beginning balance	$8,427	$8,427	$8,427
Goodwill recorded	—	—	—
Impairment	—	—	—

Ending balance	$8,427	$8,427	$8,427

	Years Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
Data and Analytics Services:
Beginning balance	$17,679	$17,679	$27,417
Goodwill recorded	6,404	—	—
Impairment	—	—	(9,738)

Ending balance	$24,083	$17,679	$17,679

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of December 31, 2020 and 2019:

	As of December 31, 2020
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$3,694	$4,305
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—

Data and Analytics Services:
Client relationships	12	19,641	4,866	14,775
Covenant-not-to-compete	5	1,201	548	653
Trade name	5	1,711	869	842
Technology	7	1,979	624	1,355

Total Intangible Assets		$33,099	$11,169	$21,930

	As of December 31, 2019
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$3,027	$4,972
Covenant-not-to-compete	5	319	290	29
Trade name	3	249	249	—

Data and Analytics Services:
Client relationships	12	16,671	3,415	13,256
Covenant-not-to-compete	5	761	374	387
Trade name	5	1,221	600	621
Technology	7	1,209	424	785

Total Intangible Assets		$28,429	$8,379	$20,050

Amortization expense for the years ended December 31, 2020, 2019 and 2018 totaled $2.8 million, $2.7 million and $2.7 million, respectively and is included in selling, general and administrative expenses in the Consolidated Statement of Operations.

The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2021 through 2025 is as follows:

	Years Ended December 31,
	2021	2022	2023	2024	2025
	(Amounts in thousands)
Amortization expense	$3,168	$2,987	$2,772	$2,693	$2,553

5.	Cash and Cash Equivalents

The Company had cash and cash equivalents consisting of cash balances on hand and money market funds that totaled $7.7 million at December 31, 2020 and $3.0 million at December 31, 2019. There were no restrictions on the Company’s cash balances during the periods presented.

6.	Credit Facility

On July 13, 2017, the Company entered into a Credit Agreement (the “Credit Agreement”) with PNC Bank, as administrative agent, swing loan lender and issuing lender, PNC Capital Markets LLC, as sole lead arranger and sole book-runner, and certain financial institution parties thereto as lenders (the “Lenders”). The Credit Agreement, as amended, provides for a total aggregate commitment of $47.5 million, consisting of (i) a revolving credit facility (the “Revolver”) in an aggregate principal amount not to exceed $30 million (subject to increase by up to an additional $15 million upon satisfaction of certain conditions) and; (ii) a $17.5 million term loan facility (the “Term Loan), as more fully described in Exhibit 10.1 to the Company’s Form 8-Ks filed with the SEC on July 19, 2017 and April 25, 2018, and Exhibit 10.2 to the Form 8-K/A filed with the SEC on October 7, 2020.

The Revolver expires in October 2023 and includes swing loan and letter of credit sub-limits in the aggregate amount not to exceed $6.0 million for swing loans and $5.0 million for letters of credit. Borrowings under the Revolver may be denominated in U.S. dollars or Canadian dollars. The maximum borrowings in U.S. dollars may not exceed the sum of 85% of eligible U.S. accounts receivable and 60% of eligible U.S. unbilled receivables, less a reserve amount established by the administrative agent. The maximum borrowings in Canadian dollars may not exceed the lesser of (i) $10.0 million; and (ii) the sum of 85% of eligible Canadian receivables, plus 60% of eligible Canadian unbilled receivables, less a reserve amount established by the administrative agent.

Amounts borrowed under the Term Loan are required to be repaid in consecutive quarterly installments through and including the maturity date of October 1, 2023. The principal amount of each quarterly installment payable on the Term Loan equals $1.1 million through and including the maturity date, with the maturity date payment equal to the outstanding amount of the loan on that date.

Borrowings under the revolver and the term loan, at the Company’s election, bear interest at either (a) the higher of PNC’s prime rate or the federal funds rate plus 0.50%, plus an applicable margin determined based upon the Company’s senior leverage ratio or (b) an adjusted London Interbank Offered Rate (“LIBOR”), with a floor of 0.50%, plus an applicable margin determined based upon the Company’s senior leverage ratio. The applicable margin on the base rate is between 0.50% and 1.25% on revolver borrowings and between 1.75% and 2.50% on term loans. The applicable margin on the adjusted LIBOR is between 1.50% and 2.25% on revolver borrowings and between 2.75% and 3.50% on term loans. A 20 to 30-basis point per annum commitment fee on the unused portion of the revolver facility is charged and due monthly in arrears. The applicable commitment fee is determined based upon the Company’s senior leverage ratio.

The Company pledged substantially all of its assets in support of the Credit Agreement. The credit agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the credit agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of December 31, 2020, the Company was in compliance with all provisions under the facility.

In connection with securing the commitments under the Credit Agreement and the April 20, 2018 and October 1, 2020 amendments to the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $752,000, which were capitalized and are being amortized as interest expense over the life of the facility. Deferred financing costs of $225,000 and $263,000 (net of amortization) as of December 31, 2020 and December 31, 2019, respectively, are presented as reductions in long-term debt in the Company’s Consolidated Balance Sheets.

As of December 31, 2020 and 2019, the Company’s outstanding borrowings under the Revolver totaled $0 and $9.5 million, respectively; and unused borrowing capacity available was approximately $22.0 million and $13.0 million, respectively. The Company’s outstanding borrowings under the term loan were $17.5 million and $16.0 million at December 31, 2020 and 2019, respectively. In the fourth quarter of 2019, the Company early paid $5.0 million of the term loan with a corresponding increase to the Revolver as the term loan accrues interest at a higher rate than the Revolver. Additionally, under the Term Loan agreement there is a mandatory repayment requirement related to excess cash flows (as defined in the Credit Agreement) generated in a given fiscal year. This provision was triggered during the fiscal year ended December 31, 2019. Accordingly, the Company was required to make an additional payment on the Term Loan of approximately $4.0 million in April 2020.

As of December 31, 2020, the annual aggregate maturities of our outstanding debt (exclusive of deferred financing costs amortization) during each of the next five years are as follows:

Total Amount
(Amounts in thousands)
2021	$4,400
2022	4,400
2023	8,700
2024	—
2025	—

Total	$17,500

7.	Leases

The Company rents certain office facilities and equipment under noncancelable operating leases. As of December 31, 2020, approximately 86,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All of our leases are classified as operating leases. The average initial lease term is four years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from less than one year to 3.8 years with an average of 1.4 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

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

The following table summarizes the balance sheet classification of the lease assets and related lease liabilities:

	December 31, 2020	December 31, 2019
	( in thousands)
Assets:
Long-term operating lease right-of-use assets	$3,286	$4,617

Liabilities:
Short-term operating lease liability	$1,079	$1,396
Long-term operating lease liability	2,325	3,321

Total Liabilities	$3,404	$4,717

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of December 31, 2020
( in thousands)
2021	$1,243
2022	1,128
2023	1,080
2024	287
2025	—
Thereafter	—

Total	$3,738
Less: Imputed interest	(334)

Present value of operating lease liabilities	$3,404

The weighted average discount rate used to calculate the present value of future lease payments was 5.3%.

We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the years ended December 31, 2020, 2019 and 2018, totaled $1.6 million, $1.6 million and $1.4 million, respectively.

Total cash paid for lease liabilities for the years ended December 31, 2020, 2019 and 2018 totaled $1.7 million, $1.6 million and $1.3 million, respectively.

New leases entered into during the years ended December 31, 2020, 2019 and 2018 generated right-of-use assets and liabilities totaling $0.2 million, $0.5 million and $0.8 million, respectively.

8.	Long-Term Payroll Tax Liability

As allowed under the Coronavirus Aid, Relief and Economic Security (CARES) Act, the Company elected to defer payment of the employer’s share of social security tax. As of December 31, 2020, the balance of this liability is $4.6 million. The Company is required to repay $2.3 million of the deferred amount by December 31, 2021 which is reflected as part of current liabilities under the caption accrued payroll and related costs. The remaining $2.3 million is due by December 31, 2022 and is reflected as a long-term liability under the caption long-term payroll tax liabilities.

9.	Commitment and Contingencies

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

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S.-based salaried employees. Concurrent with the 2015 acquisition of Hudson IT, the Company expanded employee eligibility under the Retirement Plan to include all U.S.-based W-2 hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. For Hudson IT employees enrolled in the Hudson Employee Retirement Savings Plan at the acquisition date, the Company provides a matching contribution of 50% of the first 6% of the participant’s contributed pay, subject to vesting based on their combined tenure with Hudson and Mastech. For all other employees, the Company did not provide for any matching contributions for the three years ended December 31, 2020. Effective January 1, 2020, the Company eliminated the 401(k) match for former Hudson IT employees. Mastech’s total contributions to the Retirement Plan related to the qualified Hudson IT employees totaled $0, $55,000 and $79,000 for the three years ended December 31, 2020, 2019 and 2018, respectively.

11.	Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 4,900,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. As of December 31, 2020, the Company had 3,773,000 outstanding and/or exercised stock options, 260,000 vested performance shares and 254,000 outstanding and/or released restricted stock units that were issued under the Plan. Thus, as of December 31, 2020, the Company has 613,000 shares available for future grants under the Plan.

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

Following is a summary of the Company’s stock option activity for the three years ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	674,000	$3.43
Granted	495,000	6.72
Exercised	(52,000)	2.08
Cancelled / forfeited	(6,000)	3.20

Outstanding at December 31, 2018	1,111,000	4.95
Granted	683,000	6.48
Exercised	(6,000)	1.18
Cancelled / forfeited	(67,000)	6.35

Outstanding at December 31, 2019	1,721,000	5.52
Granted	800,000	15.49
Exercised	(305,000)	4.36
Cancelled / forfeited	(207,000)	8.04

Outstanding at December 31, 2020	2,009,000	$9.40

December 31, 2020, the Company’s outstanding “in the money” stock options using the year-end share price of $15.90 had an aggregate intrinsic value of $13.1 million. As of December 31, 2020, the intrinsic value of vested stock options totaled $4.2 million. The total intrinsic value of options exercised during 2020, 2019 and 2018 totaled $4.3 million, $44,000 and $373,000, respectively. The measurement date fair value of stock options vested during 2020, 2019 and 2018 totaled $655,000, $529,000 and $228,000, respectively.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of December 31, 2020:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $4.00	355,000	5.2	$3.56
$4.01 to $8.00	904,000	8.0	6.65
$8.01 to $12.00	—	—	—
$12.01 to $16.00	750,000	9.1	15.49

	2,009,000	7.9	$9.40

Range of Exercise Prices:	Options Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $4.00	222,000	5.2	$3.59
$4.01 to $8.00	164,000	7.8	6.74
$8.01 to $12.00	—	—	—
$12.01 to $16.00	—	—	—

	386,000	6.3	$4.93

Stock options of 800,000 units were issued during the year ended December 31, 2020, of which 750,000 vest over a four-year period and 50,000 vest over a one-year period. Stock options of 683,000 units were issued during the year ended December 31, 2019 and vest over a five-year period. Stock options of 495,000 units were issued during the year ended December 31, 2018 and vest over a five-year period. The Company used the following average assumptions with respect to the Black-Scholes option pricing model for Mastech Digital stock options issued during 2020, 2019 and 2018.

	Years Ended December 31,
	2020	2019	2018
Stock option grants:
Weighted-average risk-free interest rate	1.4%	2.4%	2.8%
Weighted-average dividend yield	0.0%	0.0%	0.0%
Expected volatility	52.7%	49.7%	50.6%
Expected term (in years)	3.9	5.0	5.0
Weighted-average fair value	$6.36	$2.95	$3.15

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

Expected term – Mastech Digital’s expected term was based on the exercise history of our employees and the vesting term of our stock options.

Following is a summary of Mastech’s restricted stock activity for the three years ended December 31, 2020:

	Years Ended December 31,
	2020	2019	2018
Beginning outstanding balance	33,285	34,380	30,500
Awarded	11,475	16,365	25,380
Released	(13,917)	(17,460)	(21,500)
Forfeited	—	—	—

Ending outstanding balance	30,843	33,285	34,380

The aggregate intrinsic value of restricted stock units outstanding at December 31, 2020 was $490,000. The total intrinsic value of restricted shares released during 2020 totaled $153,000.

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

During the year ended December 31, 2020 and December 31, 2019, the Company issued 20,459 and 40,500 shares under the Stock Purchase Plan at an average share of $10.91 and $4.11, respectively. At December 31, 2020, there were 539,041 shares available for purchases under the Plan.

The Company’s eligible full-time employees are able to contribute up to 15% of their base compensation into the employee stock purchase plan, subject to an annual limit of $25,000 per person. Employees are able to purchase Company common stock at a 15% discount to the lower of the fair market value of the Company’s common stock on the initial or final trading dates of each six-month offering period. Offering periods begin on January 1 and July 1 of each year. The Company uses the Black-Scholes option pricing model to determine the fair value of employee stock purchase plan share-based payments. The fair value of the six-month “look-back” option in the Company’s employee stock purchase plans is estimated by adding the fair value of 15% of one share of stock to the fair value of 85% of an option on one share of stock. The Company utilized U.S. Treasury yields as of the grant date for its risk-free interest rate assumption, matching the Treasury yield terms to the six-month offering period. The Company utilized historical company data to develop its dividend yield and expected volatility assumptions.

Stock-based compensation expense of $2.0 million, $936,000 and $470,000 was recognized in the Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018, respectively. The Company has recognized related tax benefits associated with its share-based compensation arrangements for the years ended December 31, 2020, 2019, and 2018 of $590,000, $252,000, and $128,000, respectively. As of December 31, 2020, the total remaining unrecognized compensation expense related to non-vested stock options totaled $5.7 million and the total remaining unrecognized compensation expense related to restricted stock units amounted to $136,000 which will be amortized over the weighted-average remaining requisite service period of 3.0 years.

12.	Income Taxes

The components of income before income taxes as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
Income before income taxes:
Domestic	$11,476	$6,787	$7,520
Foreign	1,157	8,432	1,894

Income before income taxes	$12,633	$15,219	$9,414

The Company has foreign subsidiaries which generate revenues from foreign clients. Additionally, the Company has foreign subsidiaries which provide services to its U.S. operations. Accordingly, the Company allocates a portion of its income to these subsidiaries based on a “transfer pricing” model and reports such income as foreign in the above table.

The provision for income taxes, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
Current provision:
Federal	$3,044	$1,555	$1,494
State	752	406	273
Foreign	797	751	807

Total current provision	4,593	2,712	2,574

Deferred provision (benefit):
Federal	(1,340)	(13)	317
State	(327)	(4)	96
Foreign	(326)	1,372	(264)

Total deferred provision (benefit)	(1,993)	1,355	149

Change in valuation allowance	172	7	—

Total provision for income taxes	$2,772	$4,074	$2,723

The reconciliation of income taxes computed using our statutory U.S. income tax rate and the provision for income taxes for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Years Ended December 31,
(Amounts in thousands)	2020		2019		2018
Income taxes computed at the federal statutory rate	$2,653	21.0%	$3,196	21.0%	$1,977	21.0%
State income taxes, net of federal tax benefit	602	4.7	404	2.7	387	4.1
Excess tax benefits from stock options/restricted shares	(920)	(7.3)	(9)	(0.1)	(93)	(1.0)
Estimated charge for U.S. tax reform	—	—	—	—	251	2.7
Charge for global intangible low-taxed income (“GILTI”)	(20)	(0.2)	69	0.5	—	—
Difference in tax rate on foreign earnings/other	285	2.3	407	2.7	201	2.1
Change in valuation allowance	172	1.4	7	—	—	—

	$2,772	21.9%	$4,074	26.8%	$2,723	28.9%

The components of the deferred tax assets and liabilities were as follows:

	At December 31,
	2020	2019
	(Amounts in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$101	$88
Accrued vacation and bonuses	457	315
Stock-based compensation expense	738	396
COVID-19 payroll tax deferment	1,207	—
Acquisition-related transaction costs	515	414
Net operating losses	179	7

Total deferred tax assets	3,197	1,220

Deferred tax liabilities:
Prepaid expenses	217	221
Depreciation, intangibles and contingent consideration	2,005	2,017

Total deferred tax liabilities	2,222	2,238
Valuation allowance	(179)	(7)

Net deferred tax asset (liability)	$796	$(1,025)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, for the three years ended December 31, 2020 is as follows:

	Years Ended December 31,
(Amounts in thousands)	2020	2019	2018
Unrecognized tax benefits, beginning balance	$20	$263	$95
Additions related to current period	—	—	208
Additions related to prior periods	—	—	—
Reductions related to prior periods	(20)	(243)	(40)

Unrecognized tax benefits, ending balance	$—	$20	$263

We evaluate deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. GAAP accounting guidance requires us to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative using a “more likely than not” standard. Our assessment considers, among other things, the nature of cumulative losses; forecast of future profitability; the duration of statutory carry-forward periods and tax planning alternatives. At December 31, 2020, our valuation allowance was comprised of balances within locations of Singapore and the United Kingdom. The valuation allowance balances at these locations totaled $179,000 and $7,000 as of December 31, 2020 and 2019, respectively, and reflect net operating losses which may not be realizable in the future.

13.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

Concurrent with the Company’s July 13, 2017 borrowings under its new credit facility, the Company entered into a 44–month interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. Under the swap contracts, which mature on April 1, 2021, the Company pays interest at a fixed rate of 1.99% and receives interest at a variable rate equal to the daily U.S. LIBOR on an initial notional amount of $15.0 million. Notional amounts were $8.1 million and $10.3 million at December 31, 2020 and 2019, respectively. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of interest-rate swap contracts deemed ineffective are recognized in the Consolidated Statements of Operations as interest expense. Prior to July 13, 2017, the Company had outstanding interest-rate swap contracts related to term loan borrowings under the Company’s previous credit agreement. The fair value of the interest-rate swap contracts at December 31, 2020 and 2019 was a liability of $35,000 and $43,000, respectively, and is reflected in the Consolidated Balance Sheets as other current liabilities.

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (“OCI”) for the year ended December 31, 2020 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income	Location of Gain / (Loss) reclassified in Income on Derivatives	Amount of Gain /(Loss) recognized in Income on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)

Interest-Rate
Swap
Contracts	$8	Interest Expense	$121	Interest Expense	$—

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (“OCI”) for the year ended December 31, 2019 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income	Location of Gain / (Loss) reclassified in Income on Derivatives	Amount of Gain /(Loss) recognized in Income on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)

Interest-Rate
Swap
Contracts	$(149)	Interest Expense	$32	Interest Expense	$—

Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets (in thousands):

	December 31, 2020		December 31, 2019
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest-Rate Swap Contracts	Other Current Liabilities	$35	Other Current Liabilities	$43

The estimated amount of pretax (loss) as of December 31, 2020 that is expected to be reclassified from other comprehensive income into earnings, within the next 12 months is approximately ($35,000).

14.	Shareholders’ Equity

The Company purchased 0 and 2,574 shares in 2020 and 2019 at an average price of $0 and $5.05, respectively, to satisfy employee tax obligations related to its Stock Incentive Plan. These shares were not acquired pursuant to any publicly announced purchase program.

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

For the years ended December 31, 2020, 2019 and 2018, there were 0, 518,000 and 141,000 anti-dilutive stock options that were excluded from the computation of diluted earnings per share, respectively.

The following table sets forth the denominators of the basic and diluted EPS computations.

	Years Ended December 31,
(Amounts in thousands)	2020	2019	2018
Weighted-average shares outstanding:
Basic	11,292	11,029	10,950
Stock options and restricted share units	658	203	211

Diluted	11,950	11,232	11,161

The following table sets forth the computation of basic EPS utilizing net income and the Company’s weighted-average common stock outstanding:

	Years Ended December 31,
(Amounts in thousands, except per share data)	2020	2019	2018
Net income	$9,861	$11,145	$6,691
Basic weighted-average shares outstanding	11,292	11,029	10,950

Basic EPS	$.87	$1.01	$.61

The following table sets forth the computation of diluted EPS utilizing net income and the Company’s weighted-average common stock outstanding plus the weighted-average of stock options, restricted shares and performance shares:

	Years Ended December 31,
(Amounts in thousands, except per share data)	2020	2019	2018
Net income	$9,861	$11,145	$6,691
Diluted weighted-average shares outstanding	11,950	11,232	11,161

Diluted EPS	$.83	$.99	$.60

16.	Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Foreign Currency Translation Adjustments	Derivative Financial Instruments Designated as Cash Flow Hedges	Total
(in thousands)
Balance at December 31, 2017	$10	$7	$17
Gain (loss) arising during the period	(207)	98	(109)
Reclassification to earnings for (loss) realized	—	(2)	(2)
Income tax (expense)	—	(25)	(25)

Net other comprehensive income (loss) – year 2018	(207)	71	(136)

Balance at December 31, 2018	$(197)	$78	$(119)
(Loss) arising during the period	(129)	(181)	(310)
Reclassification to earnings for gains realized	—	32	32
Income tax benefit	—	39	39

Net other comprehensive (loss) – year 2019	(129)	(110)	(239)

Balance at December 31, 2019	$(326)	$(32)	$(358)
(Loss) arising during the period	(187)	(113)	(300)
Reclassification to earnings for gains realized	—	121	121
Income tax (expense)	—	(2)	(2)

Net other comprehensive income (loss) – year 2020	(187)	6	(181)

Balance at December 31, 2020	$(513)	$(26)	$(539)

Generally, the assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. For those operations, changes in exchange rates generally do not affect cash flows; therefore, resulting translation adjustments are made in shareholders’ equity rather than in net income.

See Note 13 for information regarding hedging activities.

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

•	Level 3 – Inputs are unobservable that are supported by little or no market activity.

The following table summarizes the basis used to measure financial assets and (liabilities) at fair value on a recurring basis:

	Fair Value as of December 31, 2020
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$(35)	$—	$(35)
Contingent consideration liabilities	$—	$—	$(2,882)	$(2,882)

	Fair Value as of December 31, 2019
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$(43)	$—	$(43)
Contingent consideration liabilities	$—	$—	$—	$—

The fair value of interest rate swap contracts is based on quoted prices for similar instruments from a commercial bank, and therefore, the fair value measurement is considered to be within Level 2.

The fair value of the contingent consideration liability was estimated by utilizing a probability weighted simulation model to determine the fair value of contingent consideration, and therefore, the fair value measurement is considered to be within Level 3.

In 2019 and 2018, the Company revalued the contingent consideration liability after determining that relevant conditions for payment of such liability were not satisfied. The revaluation resulted in a $6.1 million and $11.1 million reduction to the contingent consideration liability in 2019 and 2018, respectively, which is reflected in selling and administrative expenses in the Company’s Consolidated Statements of Operations, in Item 8 herein. In 2020, the Company incurred a $2.9 million contingent consideration liability related to the AmberLeaf acquisition.

The following table provides information regarding changes in the Company’s Level 3 fair values for the contingent consideration liability for the three years ended December 31, 2020:

	Years Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
Beginning balance	$—	$6,069	$17,125
Contingent consideration incurred	2,882	—	—
Payments made	—	—	—
Revaluation	—	(6,069)	(11,056)

Ending balance	$2,882	$—	$6,069

18.	(Unaudited) Quarterly Financial Information (Amounts in thousands, except per share data):

	Revenues	Gross Profit	Net Income	Earnings Per Share
Year Ended December 31, 2020				Basic	Diluted
First quarter	$50,425	$12,719	$1,869	$.17	$.16
Second quarter	47,583	12,656	2,969	.26	.25
Third quarter	47,383	13,090	2,998	.26	.25
Fourth quarter	48,710	13,074	2,025	.18	.17

Annual	$194,101	$51,539	$9,861	$.87	$.83

	Revenues	Gross Profit	Net Income	Earnings Per Share
Year Ended December 31, 2019				Basic	Diluted
First quarter	$45,199	$10,835	$964	$.09	$.09
Second quarter	48,472	12,054	5,958	.54	.53
Third quarter	49,543	12,329	1,949	.18	.17
Fourth quarter	50,360	12,763	2,274	.21	.20

Annual	$193,574	$47,981	$11,145	$1.01	$.99

19.	Business Segments and Geographic Information

Our reporting segments are: 1) Data and Analytics Services; and 2) IT Staffing Services.

The Data and Analytics Services segment was acquired through the July 13, 2017 acquisition of the services division of Canada-based InfoTrellis, Inc. This segment is a project-based consulting services business with specialized capabilities in data management and analytics. The business is marketed as Mastech InfoTrellis and utilizes a dedicated sales team with deep subject matter expertise. Mastech InfoTrellis has offices in Atlanta, Toronto, London, Dublin and Singapore, and a global delivery center in Chennai, India. Project-based delivery reflects a combination of on-site resources and offshore resources. Assignments are secured on both a time and material and fixed price basis. In October 2020, we acquired AmberLeaf, a Chicago-based customer experience consulting firm. This acquisition expands our capabilities in customer experience strategy and managed services offering for a variety of Cloud-based enterprise application across sales, marketing and customer service organizations.

The IT Staffing Services segment offers staffing services in digital and mainstream technologies and uses digital methods to enhance organizational learning. These services are marketed using a common sales force and delivered via our domestic and global recruitment centers. While the vast majority of our assignments are based on time and materials, we do have the capabilities to deliver our digital learning services on a fixed price basis.

Below are the operating results of our reporting segments:

	Years Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
Revenues:
Data and Analytics Services	$30,226	$26,663	$23,803
IT Staffing Services	163,875	166,911	153,361

Total revenues	$194,101	$193,574	$177,164

Gross Margin %:
Data and Analytics Services	50.5%	46.7%	44.0%
IT Staffing Services	22.1%	21.3%	20.9%

Total gross margin %	26.6%	24.8%	24.0%
Segment operating income:
Data and Analytics Services	$5,455	$5,495	$5,710
IT Staffing Services	11,388	8,001	7,184

Subtotal	16,843	13,496	12,894
Amortization of acquired intangible assets	(2,790)	(2,688)	(2,727)
Revaluation of contingent consideration liability	—	6,069	11,056
Goodwill impairment	—	—	(9,738)
Acquisition-related transaction expenses	(650)	110	140
Interest expenses and other, net	(770)	(1,768)	(2,211)

Income before income taxes	$12,633	$15,219	$9,414

Below is a reconciliation of total assets, depreciation and amortization and capital expenditures by segment:

	Total Assets			Depreciation & Amortization			Capital Expenditures
Amounts in thousands	2020	2019	2018	2020	2019	2018	2020	2019	2018
Data and Analytics Services	$55,792	$41,527	$43,182	$2,245	$2,078	$2,051	$193	$203	$175
IT Staffing Services	46,254	49,057	49,402	1,344	1,356	1,131	105	811	596

Total	$102,046	$90,584	$92,584	$3,589	$3,434	$3,182	$298	$1,014	$771

Below is geographic information related to our revenues from external customers and fixed assets, net (equipment, enterprise software and leasehold improvements):

	Revenues			Equipment, Enterprise Software and Leasehold Improvements, net
Amounts in thousands	2020	2019	2018	2020	2019	2018
United States	$189,890	$188,710	$172,610	$1,613	$2,095	$1,956
Canada	3,603	2,918	3,125	7	8	17
India and Other	608	1,946	1,429	351	373	235

Total	$194,101	$193,574	$177,164	$1,971	$2,476	$2,208

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of this date due to the material weaknesses in internal control over our financial reporting described below.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K.

Changes in internal control over financial reporting

Except for our retention of additional financial personnel in internal auditing to prepare for our new status as an accelerated filer, there has not been any change in our internal control over financial reporting during the three months ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. We have excluded AmberLeaf Partners, Inc. (AmberLeaf), from our assessment of internal control over financial reporting. AmberLeaf is a wholly owned subsidiary of Mastech Digital, Inc. acquired on October 1, 2020 whose total revenues and total assets represent approximately 1% and 14%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based upon this assessment, management has concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2020 due to the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified related to (1) management review controls designed to address risks associated with complex accounting matters that arise from significant routine and non-routine transactions related to goodwill impairment, business combinations, revenue recognition, share-based compensation, and income taxes and (2) information technology general controls in the areas of change management, information security and IT operations applicable to a certain cloud-based environment, in place from our InfoTrellis acquisition, did not operate effectively. We believe that these control deficiencies were a result of lack of sufficient documentation and systems such that the successful operation of these functions was overly dependent upon the knowledge and actions of certain individuals, which could limit the ability to identify and assess issues or errors that could impact our internal control over financial reporting. The discovered material weaknesses did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results.

Our remediation plan related to the material weaknesses identified includes:

1)	hiring additional technical resources to improve our review control processes surrounding preparation and review of complex accounting transactions;

2)	formalizing management review controls to enhance the evidence and operation of certain controls;

3)	transition away from a certain cloud-based accounting platform determined to not have sufficient information technology general controls to more robust systems with enhanced functionality; and

4)	developing augmented risk assessment procedures and training related to identified control deficiencies.

The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting and report on the status these remediation efforts to the Audit Committee of the Board of Directors.

Our independent registered public accounting firm, UHY LLP, has expressed an adverse report on the operating effectiveness of the Company’s internal control over financial reporting, which appears in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item, not set forth below, is incorporated herein by reference from the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for May 12, 2021, which will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2020 (the “Proxy Statement”) under the headings “Proposal No. 1 – Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Committees and Meetings”.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is hereby incorporated by reference to the Proxy Statement under the heading “Equity Compensation Plan Information”.

Security Ownership of Certain Beneficial Owners and Management

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

The following Consolidated Financial Statements of the registrant and its subsidiaries are included on pages 48 to 79 and the reports of Independent Registered Public Accounting Firm are included on pages 44 and 46 in this Annual Report on Form 10-K.

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets – December 31, 2020 and 2019.

Consolidated Statements of Operations – Years ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Comprehensive Income – Years ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Cash Flows – Years ended December 31, 2020, 2019 and 2018.

Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedules

The following Consolidated Financial Statement schedules shown below should be read in conjunction with the Consolidated Financial Statements on pages 48 to 79 in this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or notes thereto.

The following items appear immediately on the following page:

Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018.

3.	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

MASTECH DIGITAL, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(Amounts in thousands)

	Balance at beginning of period	Charged to expense (credited)	Acquisitions/ Recoveries/ (Write-offs)	Balance at end of period
Allowance for Doubtful Accounts:
Year ended December 31, 2020	$338	$—	$75	$413
Year ended December 31, 2019	408	80	(150)	338
Year ended December 31, 2018	398	10	—	408

Exhibit	(Index Description Exhibit)

2.1	Asset Purchase Agreement, dated July 7, 2017, by and among Mahmood Abbas, Zahid Naeem, Sachin Wadhwa, InfoTrellis Inc. and Mastech InfoTrellis Digital, Ltd., incorporated by reference to Exhibit 2.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

2.2	Asset Purchase Agreement, dated July 7, 2017, by and among Mahmood Abbas, Zahid Naeem, Sachin Wadhwa, InfoTrellis Inc. and Mastech InfoTrellis, Inc., incorporated by reference to Exhibit 2.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

2.3	Share Purchase Agreement, dated July 7, 2017, by and amongst Mastech Digital Data, Inc., 2291496 Ontario Inc., InfoTrellis India Private Limited, Mastech Digital Private Limited and Kumaran Sasikanthan, incorporated by reference to Exhibit 2.3 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

2.4	Share Purchase Agreement, dated October 1, 2020, by and among Mastech Digital Data, Inc., AmberLeaf Partners, Inc., and its shareholders, Lawrence F. Goldman and Don Steffen, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on October 6, 2020

3.1	Amended and Restated Articles of Incorporation of Mastech Digital, Inc., incorporated by reference to Exhibit 3.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on September 12, 2016

3.2	Amended and Restated Bylaws of Mastech Digital, Inc., incorporated by reference to Exhibit 3.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on September 12, 2016

4.1	Form of Common Stock Certificate of Mastech Digital, Inc., incorporated by reference to Exhibit 4.1 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

4.2	Amended and Restated Registration Rights Agreement, dated September 17, 2020, by and among Mastech Digital, Inc., Ashok Trivedi, in his individual capacity and as trustee of the Ashok K. Trivedi Revocable Trust, STP L.P., Edani L.P., Riveda L.P., Sunil Wadhwani, in his individual capacity and as trustee of The Revocable Declaration of Trust of Sunil Wadhwani, Wadhwani Partners No. 1 L.P. and Wadhwani Partners No. 2 L.P., incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on September 22, 2020

4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.3 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 30, 2020

10.1†	Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), effective as of May 14, 2014, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2016

10.2†	Amendment to Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), executed May 18, 2016, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2016

10.3†	Second Amendment to Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), executed May 16, 2018, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 18, 2018

Exhibit	(Index Description Exhibit)

10.4†	Third Amendment to Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), executed May 15, 2019, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 15, 2019

10.5†	Fourth Amendment to Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), executed May 13, 2020, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 18, 2020

10.6	Credit Agreement, dated July 13, 2017, by and among Mastech Digital, Inc., certain subsidiaries of Mastech Digital, Inc., PNC Bank, National Association, as administrative agent, swing loan lender and issuing lender, PNC Capital Markets LLC, as sole lead arranger and sole bookrunner, and certain financial institutions party thereto as lenders, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 19, 2017

10.7	First Amendment to Credit Agreement, dated November 2017, by and among Mastech Digital, Inc., PNC Bank, National Association, as administrative agent and a lender, and certain financial institutions party thereto as lenders, incorporated by reference to Exhibit 10.3 to Mastech Digital, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2018

10.8	Second Amendment to Credit Agreement, dated April 20, 2018, by and among Mastech Digital, Inc., PNC Bank, National Association, as administrative agent and a lender, and certain financial institutions party thereto as lenders, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on April 25, 2018

10.9	Third Amendment to Credit Agreement and Joinder Agreement, dated as of October 1, 2020, by and among Mastech Digital, Inc., Mastech Digital Alliances, Inc., Mastech Digital Resourcing, Inc., Mastech Digital Data, Inc., Mastech InfoTrellis, Inc., Mastech InfoTrellis Digital, Ltd., Mastech Digital Services, Inc., Mastech Digital Solutions, Inc., Mastech Digital Consulting, Inc., Mastech Digital InfoTech, Inc., and AmberLeaf Partners, Inc., PNC Bank, National Association, and certain other financial institutions party thereto as lenders, and PNC Bank, National Association, in its capacity as administrative agent for the lenders thereto, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Amendment No. 1 to Form 8-K, filed with the SEC on October 7, 2020

10.10	Pledge Agreement, dated July 13, 2017, made by Mastech Digital, Inc. and certain subsidiaries of Mastech Digital, Inc., incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 19, 2017

10.11	Securities Purchase Agreement, dated July 7, 2017, by and between Mastech Digital, Inc. and Ashok Trivedi, as trustee of the Ashok K. Trivedi Revocable Trust, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

10.12	Securities Purchase Agreement, dated July 7, 2017, by and between Mastech Digital, Inc. and Sunil Wadhwani, as trustee of The Revocable Declaration of Trust of Sunil Wadhwani, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

10.13†	Fourth Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and Vivek Gupta, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2019

Exhibit	(Index Description Exhibit)

10.14†	Schedule A-5, dated March 10, 2021, to Fourth Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and Vivek Gupta, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 15, 2021

10.15†	Third Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and John J. Cronin, Jr., incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2019

10.16†	Schedule A-10, dated March 10, 2021, to Third Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and John J. Cronin, Jr., incorporated by reference to Exhibit 10.3 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 15, 2021

10.17†

Executive Employment Agreement effective as of January 7, 2019, between Mastech InfoTrellis, Inc. and Paul Burton, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 15, 2021

10.18†

Schedule A-3, dated March 10, 2021, to Executive Employment Agreement effective as of January 7, 2019, between Mastech InfoTrellis, Inc. and Paul Burton, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 15, 2021

10.19	Lease Agreement, dated April 2, 2014, between PIBP 210 LLP and Mastech Digital, Inc., incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on April 7, 2014

10.20†	Form of Restricted Stock Agreement under the Mastech Digital, Inc. Stock Incentive Plan (as amended and restated), incorporated by reference to Exhibit 10.9 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

10.21†	Form of Non-Qualified Stock Option Agreement under the Mastech Digital, Inc. Stock Incentive Plan (as amended and restated), incorporated by reference to Exhibit 10.10 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

10.22†	Mastech Digital, Inc. 2019 Employee Stock Purchase Plan, executed on May 15, 2019, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 15, 2019

10.23†	Summary of Director Compensation Arrangements

14.1	Mastech Digital, Inc.’s Code of Business Conduct and Ethics, as adopted on September 15, 2016, incorporated by reference to Exhibit 14.1 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

21.1	List of Subsidiaries of Mastech Digital, Inc.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

Exhibit	(Index Description Exhibit)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Designates the Company’s management contracts or compensation plans or arrangements for its executive officers.
*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2021.

MASTECH DIGITAL, INC.

/S/ VIVEK GUPTA
Vivek Gupta President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on this 16th day of March, 2021.

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