Form 10-Q
period 2021-03-31
Mastech Digital, Inc.
filed 2021-05-07
CIK 1437226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
of the Exchange Act).    Yes  ☐     No  ☒
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2021 was 11,431,052.

MASTECH DIGITAL, INC.
QUARTERLY REPORT ON FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$49,775	$50,425
Cost of revenues	36,971	37,706

Gross profit	12,804	12,719
Selling, general and administrative expense	10,935	10,243

Income from operations	1,869	2,476
Interest income (expense), net	(195)	(279)
Other income (expense), net	(37)	53

Income before income taxes	1,637	2,250
Income tax expense	443	381

Net income	$1,194	$1,869

Earnings Per Share:
Basic	$.10	$.17

Diluted	$.10	$.16

Weighted average common shares outstanding:
Basic	11,415	11,127

Diluted	11,997	11,675

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$1,194	$1,869
Other comprehensive income (loss):
Net unrealized gain (loss) on interest-rate swap contracts	35	(94)
Foreign currency translation adjustments	(19)	(267)

Total pretax net unrealized gain (loss)	16	(361)
Income tax expense (benefit)	9	(25)

Total other comprehensive gain (loss), net of taxes	7	(336)

Total comprehensive income	$1,201	$1,533

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$7,242	$7,677
Accounts receivable, net of allowance for uncollectible accounts of $426 in 2021 and $413 in 2020	23,425	22,036
Unbilled receivables	12,781	10,098
Prepaid and other current assets	1,238	1,346

Total current assets	44,686	41,157
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	2,055	1,931
Enterprise software	2,730	2,730
Leasehold improvements	563	563

	5,348	5,224
Less – accumulated depreciation and amortization	(3,453)	(3,253)

Net equipment, enterprise software, and leasehold improvements	1,895	1,971
Operating lease right-of-use assets	3,199	3,286
Deferred income taxes	804	796
Non-current deposits	459	396
Goodwill, net of impairment	32,510	32,510
Intangible assets, net of amortization	21,137	21,930

Total assets	$104,690	$102,046

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,400	$4,400
Accounts payable	3,915	2,589
Accrued payroll and related costs	12,882	12,374
Current portion of operating lease liability	1,056	1,079
Other accrued liabilities	1,166	1,051
Deferred revenue	405	478

Total current liabilities	23,824	21,971

Long-term liabilities:
Long-term debt, less current portion, net	11,795	12,875
Contingent consideration liability	2,882	2,882
Long-term operating lease liability, less current portion	2,273	2,325
Long-term accrued income taxes	165	165
Long-term payroll tax liabilities	2,295	2,295

Total liabilities	43,234	42,513
Commitments and contingent liabilities (Note 6)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 250,000,000 shares authorized and 13,076,972 shares issued as of March 31, 2021 and 13,039,893 shares issued as of December 31, 2020	130	130
Additional paid-in-capital	26,231	25,509
Retained earnings	39,814	38,620
Accumulated other comprehensive income (loss)	(532)	(539)
Treasury stock, at cost; 1,646,420 shares as of March 31, 2021 and as of December 31, 2020	(4,187)	(4,187)

Total shareholders’ equity	61,456	59,533

Total liabilities and shareholders’ equity	$104,690	$102,046

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2020	$130	$25,509	$38,620	$(4,187)	$(539)	$59,533
Net income	—	—	1,194	—	—	1,194
Other comprehensive gain, net of taxes	—	—	—	—	7	7
Stock-based compensation expense	—	621	—	—	—	621
Stock options exercised	—	101	—	—	—	101

Balances, March 31, 2021	$130	$26,231	$39,814	$(4,187)	$(532)	$61,456

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2019	$127	$21,939	$28,759	$(4,187)	$(358)	$46,280
Net income	—	—	1,869	—	—	1,869
Other comprehensive (loss), net of taxes	—	—	—	—	(336)	(336)
Stock-based compensation expense	—	456	—	—	—	456
Stock options exercised	1	555	—	—	—	556

Balances, March 31, 2020	$128	$22,950	$30,628	$(4,187)	$(694)	$48,825

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income	$1,194	$1,869
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	997	873
Interest amortization of deferred financing costs	20	26
Stock-based compensation expense	621	456
Deferred income taxes, net	(8)	(182)
Operating lease assets and liabilities, net	12	(37)
Loss on disposition of fixed assets	—	2
Working capital items:
Accounts receivable and unbilled receivables	(4,072)	(1,244)
Prepaid and other current assets	108	492
Accounts payable	1,326	(587)
Accrued payroll and related costs	508	1,554
Other accrued liabilities	141	(276)
Deferred revenue	(73)	(151)

Net cash flows provided by operating activities	774	2,795

INVESTING ACTIVITIES:
Recovery of (payment for) non-current deposits	(63)	17
Capital expenditures	(128)	(119)

Net cash flows (used in) investing activities	(191)	(102)

FINANCING ACTIVITIES:
(Repayments) borrowings on revolving credit facility, net	—	(2,244)
(Repayments) on term loan facility	(1,100)	(1,144)
Proceeds from exercise of stock options	101	556

Net cash flows (used in) financing activities	(999)	(2,832)

Effect of exchange rate changes on cash and cash equivalents	(19)	(267)

Net change in cash and cash equivalents	(435)	(406)
Cash and cash equivalents, beginning of period	7,677	2,981

Cash and cash equivalents, end of period	$7,242	$2,575

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021 AND 2020
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
Reflective of our 2017 acquisition of the services division of Canada-based InfoTrellis, Inc., we have added specialized capabilities in delivering data and analytics services to our customers globally. This business offers project-based consulting services in the areas of data management, data engineering and data science, with such services delivered using on-site
and offshore resources. In October 2020, we acquired AmberLeaf Partners, Inc. (“AmberLeaf”), a Chicago-based customer experience consulting firm. This acquisition expanded our capabilities in customer experience strategy and managed services offering for a variety of Cloud-based enterprise applications across sales, marketing and customer services organizations.
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
The
COVID-19
pandemic had a material impact on activity levels in both of our business segments in 2020. During the first quarter of 2021, we are encouraged by the global roll-out
of vaccination programs and some signs of economic expansion and improving economic conditions as the impact of the pandemic subsides. There is, however, still uncertainty regarding the pace, nature and extent of the recovery of global markets and particular industries from the pandemic.
Accounting Principles
The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2020, included in our Annual Report on Form
10-K
filed with the SEC on March 16, 2021. Additionally, our operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that can be expected for the year ending December 31, 2021 or for any other period.
Principles of Consolidation
The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
Critical Accounting Policies
Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form
10-K
for the year ended December 31, 2020 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the three months ended March 31, 2021.

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

The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Three Months Ended March 31,
	2021	2020
	(Amounts in thousands)
Data and Analytics Services Segment
Time-and-material Contracts	$5,854	$4,127
Fixed-price Contracts	2,940	3,233

Subtotal Data and Analytics Services	$8,794	$7,360

IT Staffing Services Segment
Time-and-material Contracts	$40,981	$43,065
Fixed-price Contracts	—	—

Subtotal IT Staffing Services	$40,981	$43,065

Total Revenues	$49,775	$50,425

For the three months ended March 31, 2021, the Company had one client (CGI = 15%) that exceeded 10% of total revenues. For the three months ended March 31, 2020, the Company had the same one client (CGI = 12.7%) that exceeded 10% of total revenues.
The Company’s top ten clients represented approximately 47% and 46% of total revenues for the three months ended March 31, 2021 and 2020, respectively.
The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Three Months Ended March 31,
	2021	2020
	(Amounts in thousands)
United States	$47,942	$49,350
Canada	1,264	861
India and other	569	214

Total	$49,775	$50,425

3.	Business Combinations
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
The Company incurred $650,000 of transaction expenses related to the acquisition in 2020 inclusive of the write-off
of $185,000 of deferred finance costs. No transaction costs were incurred for the three months ended March 31, 2021 and 2020.
Included in the Condensed Statement of Operations for the three months ended March 31, 2021 are revenues of $1.9 million and a net loss of approximately $0.1 million applicable to the AmberLeaf operations acquired on October 1, 2020.

The following reflects the Company’s unaudited pro forma results had the results of AmberLeaf been included for all periods presented:

	Three Months Ended March 31,
	2021 Actual	2020 Pro Forma
(Amounts in thousands, except per share data)
Revenue	$49,775	$53,634
Net income	$1,194	$2,337
Earnings per share—diluted	$.10	$.20
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
The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$3,861	$4,138
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	5,274	14,367
Covenant-not-to-compete	5	1,201	608	593
Trade name	5	1,711	956	755
Technology	7	1,979	695	1,284

Total Intangible Assets		$33,099	$11,962	$21,137

	As of December 31, 2020
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$3,694	$4,305
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	4,866	14,775
Covenant-not-to-compete	5	1,201	548	653
Trade name	5	1,711	869	842
Technology	7	1,979	624	1,355

Total Intangible Assets		$33,099	$11,169	$21,930

Amortization expense for the three months ended March 31, 2021 and 2020 totaled $793,000 and $673,000, respectively and is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2021 through 2025 is as follows:

	Years Ended December 31,
	2021	2022	2023	2024	2025
	(Amounts in thousands)
Amortization expense	$3,168	$2,987	$2,772	$2,693	$2,553

5.	Leases
The Company rents certain office facilities and equipment under noncancelable operating leases. As of March 31, 2021, approximately 82,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All of our leases are classified as operating leases. The average initial lease term is four years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from less than one year to 5.3 years with an average of 2.1 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
The following table summarizes the balance sheet classification of the lease assets and related lease liabilities:

	March 31, 2021	December 31, 2020
	( in thousands)
Assets:
Long-term operating lease right-of-use assets	$3,199	$3,286

Liabilities:
Short-term operating lease liability	$1,056	$1,079
Long-term operating lease liability	2,273	2,325

Total liabilities	$3,329	$3,404

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of March 31, 2021
(in thousands)
2021 (For remainder of year)	$888
2022	1,187
2023	1,139
2024	339
2025	52
Thereafter	30

Total	3,635
Less: Imputed interest	(306)

Present value of operating lease liabilities	$3,329

The weighted average discount rate used to calculate the present value of future lease payments was 5.2%.
We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the three months ended March 31, 2021 and 2020 totaled $0.4 million and $0.4 million, respectively.
Total cash paid for lease liabilities for the three months ended March 31, 2021 and 2020 totaled $0.4 million and $0.4 million, respectively.
New leases entered into during the three months ended March 31, 2021 and 2020 totaled $0.3 million and $0.2 million, respectively.

On April 1, 2021, the Company entered into a three year operating lease for 35,356 square feet of office space in Chennai, India. This lease replaces the Company’s existing 19,120 square foot lease. Lease payments over the three year period will approximate $1.4 million in the aggregate. The lease is renewable for two additional three-year terms with a 15% increase in rent.

6.	Commitments and Contingencies
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
The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S. based salaried and
W-2
hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. The Company did not provide for any matching contributions for the three months ended March 31, 2021 and 2020.

8.	Stock-Based Compensation
In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 4,900,000 shares of the Company’s Common Stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three months ended March 31, 2021, the Company granted restricted share units of 11,955 and 270,000 stock option grants at an average strike price of $17.65. During the three months ended March 31, 2020, the Company granted 11,475 restricted share units and 800,000 stock options at a strike price of $15.49 under the Plan. As of March 31, 2021 there were 339,000 shares available for grants under the Plan.
Stock-based compensation expense for the three months ended March 31, 2021 and 2020 was $621,000 and $456,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the three months ended March 31, 2021 and 2020, the Company issued 29,739 and 141,066 shares, respectively, related to the vesting of restricted shares and the exercising of stock options.
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
The Company’s eligible full-time employees are able to contribute up to 15% of their base compensation into the employee stock purchase plan, subject to an annual limit of $25,000 per person. Employees are able to purchase Company common stock at a
15
% discount to the lower of the fair market value of the Company’s common stock on the initial or final trading dates of each six-month
offering period. Offering periods begin on January 1 and July 1 of each year. The Company uses the Black-Scholes option pricing model to determine the fair value of employee stock purchase plan share-based payments. The fair value of the six-month “look-back” option in the Company’s employee stock purchase plans is estimated by adding the fair value of 15% of one share of stock to 85% of the fair value of an option on one share of stock. The Company utilized U.S. Treasury yields as of the grant date for its risk-free interest rate assumption, matching the Treasury yield terms to the six-month
offering period. The Company utilized historical company data to develop its dividend yield and expected volatility assumptions.
During the three months ended March 31, 2021 and 2020, there were no shares issued under the Stock Purchase Plan. At March 31, 2021, there were 539,041 shares available for purchases under the Plan.

9.	Credit Facility
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
The Company pledged substantially all of its assets in support of the Credit Agreement. The credit agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the credit agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of March 31, 2021, the Company was in compliance with all provisions under the facility.
In connection with securing the commitments under the Credit Agreement and the April 20, 2018 and October 1, 2020 amendments to the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $752,000, which were capitalized and are being amortized as interest expense over the life of the facility. Deferred financing costs of $205,000 and $225,000 (net of amortization) as of March 31, 2021 and December 31, 2020, respectively, are presented as reductions in long-term debt in the Company’s Condensed Consolidated Balance Sheets.
As of March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Revolver and unused borrowing capacity available was approximately $25.0 million and $22.0 million, respectively. The Company’s outstanding borrowings under the term loan were $16.4 million and $17.5 million at March 31, 2021 and December 31, 2020, respectively.

10.	Income Taxes
The components of income before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three months ended March 31, 2021 and, 2020:

	Three Months Ended March 31,
	2021	2020
	(Amounts in thousands)
Income before income taxes:
Domestic	$1,881	$2,325
Foreign	(244)	(75)

Income before income taxes	$1,637	$2,250

The Company has foreign subsidiaries which generate revenues from foreign clients. Additionally, the Company has foreign subsidiaries which provide services to its U.S. operations. Accordingly, the Company allocates a portion of its income to these subsidiaries based on a “transfer pricing” model and reports such income as foreign in the above table.

The provision for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(Amounts in thousands)
Current provision:
Federal	$358	$328
State	93	100
Foreign	10	110

Total current provision	461	538

Deferred provision (benefit):
Federal	(6)	(104)
State	(2)	(30)
Foreign	(42)	(82)

Total deferred provision (benefit)	(50)	(216)

Change in valuation allowance	32	59

Total provision for income taxes	$443	$381

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three months ended March 31, 2021 and 2020 were as follows (amounts in thousands):

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
Income taxes computed at the federal statutory rate	$344	21.0%	$473	21.0%
State income taxes, net of federal tax benefit	104	6.3	136	6.0
Excess tax benefits from stock options/restricted shares	(67)	(4.1)	(343)	(15.2)
Difference in tax rate on foreign earnings/other	30	1.9	56	2.5
Change in valuation allowance	32	2.0	59	2.6

	$443	27.1%	$381	16.9%

We evaluate deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. GAAP accounting guidance requires us to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative using a “more likely than not” standard. Our assessment considers, among other things, the nature of cumulative losses; forecast of future profitability; the duration of statutory carry-forward periods and tax planning alternatives. At March 31, 2021, our valuation allowance was comprised of balances within locations of Singapore and the United Kingdom. The valuation allowance balances at these locations totaled $211,000 and $179,000 as of March 31, 2021 and December 31, 2020, respectively, and reflect net operating losses which may not be realizable in the future.
The Company is currently in the initial stages of an audit by the IRS of our 2018 tax return. Additionally, we have been notified by Revenue Canada that they will be conducting an audit of our Canadian subsidiary for the years 2018 and 2019 in the coming months.

11.	Derivative Instruments and Hedging Activities
Interest Rate Risk Management
Concurrent with the Company’s July 13, 2017 borrowings under its new credit facility, the Company entered into a 44–month interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. Under the swap contracts, which matured on April 1, 2021, the Company paid interest at a fixed rate of 1.99% and received interest at a variable rate equal to the daily U.S. LIBOR on an initial notional amount of $15.0 million. Notional amounts were $7.5 million and $8.1 million at March 31, 2021 and December 31, 2020, respectively. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of interest-rate swap contracts deemed ineffective are recognized in the

Consolidated Statements of Operations as interest expense. The fair value of the interest-rate swap contracts at March 31, 2021 and December 31, 2020 was $0 and a liability of $35,000, respectively, and is reflected in the Consolidated Balance Sheets as other current liabilities.
The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income are as follows (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Location of Gain / (Loss) reclassified in Income (Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income (Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
For the Three Months Ended March 31, 2021:
Interest-Rate Swap Contract	$35	Interest Expense	$34	Interest Expense	$—

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Location of Gain / (Loss) reclassified in Income (Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income (Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
For the Three Months Ended March 31, 2020:
Interest-Rate Swap Contract	$(94)	Interest Expense	$(8)	Interest Expense	$—
Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2021		December 31, 2020
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest-Rate Swap Contracts	Other Current Liabilities	$—	Other Current Liabilities	$35
The estimated amount of pretax (loss) as of March 31, 2021 that is expected to be reclassified from other comprehensive income into earnings within the next 12 months is $0.

12.	Fair Value Measurements
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

At March 31, 2021 and December 31, 2020, the Company carried the following financial assets (liabilities) at fair value measured on a recurring basis (in thousands):

	Fair Value as of March 31, 2021
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$—	$—	$—
Contingent consideration liabilities	$—	$—	$(2,882)	$(2,882)

	Fair Value as of December 31, 2020
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$(35)	$—	$(35)
Contingent consideration liabilities	$—	$—	$(2,882)	$(2,882)

The fair value of interest-rate swap contracts are based on quoted prices for similar instruments from a commercial bank, and therefore, the fair value measurement is considered to be within Level 2.
The fair value of the contingent consideration liability was estimated by utilizing a probability weighted simulation model to determine the fair value of contingent consideration, and therefore, the fair value measurement is considered to be within Level 3.
In 2020, the Company incurred a $2.9 million contingent consideration liability related to the AmberLeaf acquisition.

13.	Shareholders’ Equity
The Company purchases shares to satisfy employee tax obligations related to its Stock Incentive Plan. During the three months ended March 31, 2021 and 2020, no purchases were made to satisfy employee tax obligations related to the vesting of restricted stock.

14.	Earnings Per Share
The computation of basic earnings per share is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.
For the three months ended March 31, 2021, there were 150,000 anti-dilutive stock options excluded from the computation of diluted earnings per share. For the three months ended March 31, 2020, there were 440,000 anti-dilutive stock options excluded from the computation of diluted earnings per share.

15.	Business Segments and Geographic Information
Our reporting segments are: 1) Data and Analytics Services; and 2) IT Staffing Services.
The Data and Analytics Services segment was acquired through the July 13, 2017 acquisition of the services division of Canada-based InfoTrellis, Inc. This segment is a project-based consulting services business with specialized capabilities in data management and analytics. The business is marketed as Mastech InfoTrellis and utilizes a dedicated sales team with deep subject matter expertise. Mastech InfoTrellis has offices in Atlanta, Toronto, London, Dublin and Singapore, and a global delivery center in Chennai, India. Project-based delivery reflects a combination of on-site
resources and offshore resources. Assignments are secured on both a time and material and fixed price basis. In October 2020, we acquired AmberLeaf, a Chicago-based customer experience consulting firm. This acquisition expanded our capabilities in customer experience strategy and managed services offering for a variety of Cloud-based enterprise application across sales, marketing and customer service organizations.
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

	Three Months Ended March 31,
	2021	2020
	(Amounts in thousands)
Revenues:
Data and Analytics Services	$8,794	$7,360
IT Staffing Services	40,981	43,065

Total revenues	$49,775	$50,425

Gross Margin %:
Data and Analytics Services	45.7%	47.1%
IT Staffing Services	21.4%	21.5%

Total gross margin %	25.7%	25.2%

Segment operating income:
Data and Analytics Services	$394	$909
IT Staffing Services	2,268	2,240

Subtotal	2,662	3,149
Amortization of acquired intangible assets	(793)	(673)
Interest expenses and other, net	(232)	(226)

Income before income taxes	$1,637	$2,250

Below is a reconciliation of segment total assets to consolidated total assets:

	March 31, 2021	December 31, 2020
	(Amounts in thousands)
Total assets:
Data and Analytics Services	$54,810	$55,792
IT Staffing Services	49,880	46,254

Total assets	$104,690	$102,046

Below is geographic information related to our revenues from external customers:

	Three Months Ended March 31,
	2021	2020
	(Amounts in thousands)
United States	$47,942	$49,350
Canada	1,264	861
India and Other	569	214

Total revenues	$49,775	$50,425

16.	Recently Issued Accounting Standards
In December 2019, the FASB issued ASU
2019-12,
“Income Taxes (Topic 740)”. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending other areas of Topic 740. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2020. We adopted this ASU on January 1, 2021 with no material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU
2020-04,
“Reference Rate Reform (Topic 848)”. The amendments in this ASU provide optional guidance to ease the burden in accounting for contract modifications associated with the cessation of interbank offered rates, particularly LIBOR, as a result of reference rate reform. The amendments in this ASU are effective for annual and interim periods from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020 through December 31, 2022. We adopted this ASU on January 1, 2021 with no material impact on our consolidated financial statements.
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
You should read the following discussion in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2020, included in our Annual Report on Form
10-K,
filed with the Securities and Exchange Commission (“SEC”) on March 16, 2021.
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
We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors”, “Forward-Looking Statements” and elsewhere in our Annual Report on Form
10-K
for the year ended December 31, 2020. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update forward-looking statements and the estimates and assumptions associated with them, after the date of this quarterly report on Form
10-Q,
except to the extent required by applicable securities laws.
Website Access to SEC Reports:
The Company’s website is
www.mastechdigital.com
. The Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, current reports on Form
8-K
and all other reports filed with the SEC, are available free of charge on the Investors page. The website is updated as soon as reasonably practical after such reports are filed electronically with the SEC.
Critical Accounting Policies
Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form
10-K
for the year ended December 31, 2020 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the three months ended March 31, 2021.

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
on-site
and
off-shore
resources. These capabilities and expertise were acquired through our acquisition of InfoTrellis and enhanced and expanded subsequent to the acquisition. In October 2020, we acquired AmberLeaf Partners, Inc. (“AmberLeaf”), a Chicago-based customer experience consulting firm. This acquisition enhanced our capabilities in customer experience strategy and managed services offerings for a variety of Cloud-based enterprise applications across sales, marketing and customer services organizations. Our IT staffing business combines technical expertise with business process experience to deliver a broad range of staffing services in digital and mainstream technologies, as well as our other digital transformation services.
Both business segments provide their services across various industry verticals, including: financial services; government; healthcare; manufacturing; retail; technology; telecommunications; and transportation. In our Data and Analytics Services segment, we evaluate our revenues and gross profits largely by service line. In our IT Staffing Services segment, we evaluate our revenues and gross profits largely by sales channel responsibility. This analysis within both our reporting segments is multi-purposed and includes technologies employed, client relationships, and geographic locations.
Economic Trends and Outlook:
Generally, our business outlook is highly correlated to general North American economic conditions, particularly with respect to our IT Staffing Services segment. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing global economy, demand for our services tends to decline. As the economy slowed in 2007 and recessionary conditions emerged in 2008 and 2009, we experienced less demand for our IT staffing services. With economic expansion in 2010 through 2019, activity levels improved. However, as the recovery strengthened, we experience increased tightness in the supply-side (skilled IT professionals) of our businesses. These supply-side challenges pressured resource costs and to some extent gross margins. As we entered 2020, we were encouraged by continued growth in the domestic job markets and expanding U.S. and global economies. However, with the
COVID-19
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
In addition to tracking general economic conditions in the markets that we service, a large portion of our revenues is generated from a limited number of clients (see Item 1A, the Risk Factor entitled “Our revenues are highly concentrated, and the loss of a significant client would adversely affect our business and revenues” in our Annual Report on Form
10-K
for the year ended December 31, 2020). Accordingly, our trends and outlook are additionally impacted by the prospects and well-being of these specific clients. This “account concentration” factor may result in our results of operations deviating from the prevailing economic trends from time to time.
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

Results of Operations for the Three Months Ended March 31, 2021 as Compared to the Three Months Ended March 31, 2020:
Revenues:
Revenues for the three months ended March 31, 2021 totaled $49.8 million compared to $50.4 million for the corresponding three-month period in 2020. This slight year-over-year revenue decline reflected 19% growth in our Data and Analytics Services segment due to the AmberLeaf acquisition and a 5% decline in our IT Staffing Services segment due largely to the impact of the pandemic. For the three months ended March 31, 2021, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 15.0%). For the three months ended March 31, 2020, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 12.7%). The Company’s top ten clients represented approximately 47% and 46% of total revenues for the three months ended March 31, 2021 and 2020, respectively.
Below is a tabular presentation of revenues by reportable segment for the three months ended March 31, 2021 and 2020, respectively:

Revenues (Amounts in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Data and Analytics Services	$8,794	$7,360
IT Staffing Services	40,981	43,065

Total revenues	$49,775	$50,425

Revenues from our Data and Analytics Services segment totaled $8.8 million in the first quarter ending March 31, 2021, compared to $7.4 million in the corresponding period last year. The year-over-year improvement was due to the AmberLeaf acquisition in October 2020, which contributed $1.9 million during the quarter. Bookings in the first quarter of 2021 were $15.8 million and pipeline opportunities have strengthened in recent months. However, pandemic-related delays have pushed out start dates on a number of projects.
Revenues from our IT Staffing Services segment totaled $41.0 million in the three months ended March 31, 2021 compared to $43.1 million during the corresponding 2020 period. This 5% revenue decline reflected the impact of the pandemic. Activity levels increased during the first quarter of 2021, as compared to the pandemic affected periods in 2020 and our billable consultant base increased by
99-consultants
during first quarter 2021 to
1,162-consultants
at quarter end. Our average bill rate in the first quarter of 2021 for the segment was $75.12 / per hour compared to $76.68 / per hour in the first quarter of 2020. The decrease in average bill rate was due to lower rates on new assignments and is reflective of the types of skill-sets that we deployed. Permanent placement / fee revenues were approximately $0.2 million during the quarter, which was in-line
with our permanent placement performance of a year ago.
Gross Margins:
Gross profits in the first quarter of 2021 totaled $12.8 million compared to gross profits of $12.7 million in the first quarter of 2020. Gross profit as a percentage of revenue was 25.7% for the three-month period ending March 31, 2021 compared to 25.2% during the same period of 2020. This
50-basis
point improvement reflected higher revenue levels in our high-margin Data and Analytics Services segment (favorable revenue mix).
Below is a tabular presentation of gross margin by reporting segment for the three months ended March 31, 2021 and 2020, respectively:

Gross Margin	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Data and Analytics Services	45.7%	47.1%
IT Staffing Services	21.4	21.5

Total gross margin	25.7%	25.2%

Gross margins from our Data and Analytics Services segment were 45.7% of revenues during the first quarter of 2021. This compares to gross margins of 47.1% in the first quarter of 2020, representing a
140-basis
point decrease due to lower margin revenue projects attributable to AmberLeaf.
Gross margins from our IT Staffing Services segment were 21.4% in the first quarter of 2021 compared to 21.5% during the corresponding quarter of 2020. This slight decline reflected higher benefit costs in the 2021 quarter.

Selling, General and Administrative (“S,G&A”) Expenses:
Below is a tabular presentation of operating expenses by sales, operations, amortization of acquired intangible assets and general and administrative categories for the three months ended March 31, 2021 and 2020, respectively:

S,G&A Expenses (Amounts in millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Data and Analytics Services Segment
Sales and Marketing	$1.8	$1.3
Operations	0.8	0.4
Amortization of Acquired Intangible Assets	0.6	0.5
General & Administrative	1.0	0.8

Subtotal Data and Analytics Services	$4.2	$3.0

IT Staffing Services Segment
Sales and Marketing	$1.8	$2.0
Operations	2.0	2.4
Amortization of Acquired Intangible Assets	0.2	0.2
General & Administrative	2.7	2.6

Subtotal IT Staffing Services	$6.7	$7.2

Total S,G&A Expenses	$10.9	$10.2

S,G&A expenses for the three months ended March 31, 2021 totaled $10.9 million or 21.9% of total revenues, compared to $10.2 million or 20.2% of revenues for the three months ended March 31, 2020. Excluding amortization of acquired intangible assets in both periods, S,G&A expense as a percentage of total revenues would have been 20.3% and 18.8%, respectively. Fluctuations within S,G&A expense components during the first quarter of 2021, compared to the first quarter of 2020, included the following:

•
Sales expense increased by $0.3 million in the 2021 period compared to 2020. An increase of $0.5 million related to our Data and Analytics Services segment which reflected $0.3 million of AmberLeaf sales expense and $0.2 million of staff increases in the sales organization. Sales expense in our IT Staffing Services segment declined by $0.2 million due to staff reductions made in light of the pandemic.

•
Operations expense was flat in the 2021 period compared to 2020. In our Data and Analytics Services segment operations expense increased $0.2 million due to AmberLeaf. In our IT Staffing Services segment operations expense declined by $0.2 million related to staff reductions in response to the pandemic.

•	Amortization of acquired intangible assets was $0.1 million higher in the 2021 period due to the AmberLeaf acquisition.

•
General and administrative expense increased by $0.3 million in the 2021 period compared to 2020. Approximately $0.2 million was related to our Data and Analytics Services segment and $0.1 million was related to our IT Staffing Services segment and both were largely due to higher compensation expense and stock-based compensation expense in the 2021 period.

Other Income / (Expense) Components:
Other Income / (Expense) for the three months ended March 31, 2021 consisted of interest expense of ($195,000) and foreign exchange losses of ($37,000). For the three months ended March 31, 2020, Other Income / (Expense) consisted of interest expense of ($279,000) and foreign exchange gains of $53,000. The lower level of interest expense was reflective of debt repayments in 2020 and the first quarter of 2021.
Income Tax Expense:
Income tax expense for the three months ended March 31, 2021 totaled $443,000, representing an effective tax rate on pre-tax
income of 27.1% compared to $381,000 for the three months ended March 31, 2020, which represented a 16.9% effective tax rate on pre-tax
income. The lower effective tax rate in the 2020 period largely reflected tax benefits related to the exercise of stock options and the vesting of restricted share units.

Liquidity and Capital Resources:
Financial Conditions and Liquidity:
At March 31, 2021, we had bank debt, net of cash balances on hand, of $9.2 million and approximately $25 million of borrowing capacity under our existing credit facility.
Historically, we have funded our organic business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At March 31, 2021, our accounts receivable “days sales outstanding” (“DSOs”) measurement was
65-days,
which is on the higher end of our acceptable range and reflected a late payment from a major client due at quarter-end.
We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility will be adequate to fund our business needs and debt service obligations over the next twelve months, absent any acquisition-related activities.
Cash flows provided by (used in) operating activities:
Cash provided by operating activities for the three months ended March 31, 2021 totaled $0.8 million compared to $2.8 million during the three months ended March 31, 2020. Elements of cash flows in the 2021 period were net income of $1.2 million, non-cash
charges of $1.6 million, and an increase in operating working capital levels of ($2.0 million). During the three months ended March 31, 2020, elements of cash flow were net income of $1.9 million, non-cash
charges of $1.1 million, and an increase in operating working capital levels of ($0.2 million). The operating working capital increases in 2021 reflected a late payment from a major client due at the end of the quarter.
Cash flows (used in) investing activities:
Cash (used in) investing activities for the three months ended March 31, 2021 was ($191,000) compared to ($102,000) for the three months ended March 31, 2020. In both 2021 and 2020 capital expenditures represented the majority of these expenditures.
Cash flows provided by (used in) financing activities:
Cash provided by (used in) financing activities for the three months ended March 31, 2021 totaled ($1.0 million) and consisted of debt repayments of ($1.1 million), partially offset by proceeds from the exercise of stock options of $0.1 million. Cash provided (used in) financing activities for the three months ended March 31, 2020 totaled ($2.8 million) and consisted of net repayments under our revolving credit facility of ($2.3 million ) and ($1.1 million) of debt payments on our term loan facility, partially offset by $0.6 million of proceeds from the exercise of stock options.
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
and
15d-15(b).
Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective due to the previously identified and disclosed material weaknesses described below.
The Company completed the acquisition of AmberLeaf Partners, Inc. on October 1, 2020 and has not yet included AmberLeaf in its assessment of the effectiveness of its internal control over financial reporting. The Company is currently integrating AmberLeaf into its operations, compliance programs and internal control processes. Accordingly, pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for one year following the acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include AmberLeaf. AmberLeaf constituted approximately 13% of the Company’s total assets (inclusive of acquired intangible assets) as of March 31, 2021, and approximately 14% of the Company’s net sales for the three months ended March 31, 2021. AmberLeaf will be included in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021.
Previously Identified Material Weakness in Internal Control over Financial Reporting
As disclosed in Part II, Item 9A of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, management has identified material weaknesses in the Company’s internal controls related to (1) management review controls designed to address risks associated with complex accounting matters that arise from significant routine and non-routine transactions
related to goodwill impairment, business combinations, revenue recognition, share-based compensation, and income taxes; and (2) information technology general controls in the areas of change management, information security and IT operations. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Implementation of Plan to Remediate Material Weaknesses
Management is in the process of implementing measures designed to improve the Company’s internal control over financial reporting to remediate these material weaknesses. Remediation activities and planning are subject to ongoing senior management review, as well as audit committee oversight. During the quarter ended March 31, 2021, we implemented the following changes to our internal control over financial reporting:

•	hired additional personnel; and

•	enhanced our management review control processes associated with complex accounting matters.
Management will take additional measures to address the material weakness described above.
While we believe the changes described above will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot assure you that the measures we have taken to date, or that we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this quarterly report on Form
10-Q.
Changes in Internal Control over Financial Reporting
As described above, there were changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Annual Report on
Form 10-K
for the year ended December 31, 2020, filed with the SEC on March 16, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our Common Stock repurchased during the quarter ended March 31, 2021 is set forth in the following table:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (1)
January 1, 2021 — January 31, 2021	—	—	—	—
February 1, 2021 — February 28, 2021	—	—	—	—
March 1, 2021 — March 31, 2021	—	—	—	—

Total	—	—	—	—

(1)	As of March 31, 2021, the Company does not have a publicly announced repurchase program in place.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Schedule A-5, dated March 10, 2021, to Fourth Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and Vivek Gupta (incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2021)

10.2	Executive Employment Agreement, dated December 12, 2018, between Mastech InfoTrellis Inc. and Paul Burton (incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2021)

10.3	Schedule A-10, dated March 20, 2021, to Third Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and John J. Cronin, Jr. (incorporated by reference to Exhibit 10.3 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2021)

10.4	Lease Deed, made and executed on April 1, 2021, by and between Olympia Tech Park (Chennai) Private Limited and InfoTrellis India Private Limited

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of May, 2021.

MASTECH DIGITAL, INC.

May 7, 2021	/s/ VIVEK GUPTA
Vivek Gupta
Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer
(Principal Financial Officer)