Form 10-Q
period 2021-06-30
Mastech Digital, Inc.
filed 2021-08-06
CIK 1437226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated file r	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No
☒
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 30, 2021 was 11,438,013.

MASTECH DIGITAL, INC.
QUARTERLY REPORT ON FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$53,658	$47,583	$103,433	$98,008
Cost of revenues	39,343	34,927	76,314	72,633

Gross profit	14,315	12,656	27,119	25,375
Selling, general and administrative expenses:
Operating expenses	10,986	9,042	21,921	19,285
Revaluation of contingent consideration liability	(1,982)	—	(1,982)	—

Total selling, general and administrative expenses	9,004	9,042	19,939	19,285

Income from operations	5,311	3,614	7,180	6,090
Interest income (expense), net	(159)	(198)	(354)	(477)
Other income (expense), net	15	41	(22)	94

Income before income taxes	5,167	3,457	6,804	5,707
Income tax expense	1,429	488	1,872	869

Net income	$3,738	$2,969	$4,932	$4,838

Earnings per share:
Basic	$.33	$.26	$.43	$.43

Diluted	$.31	$.25	$.41	$.41

Weighted average common shares outstanding:
Basic	11,442	11,271	11,425	11,199

Diluted	12,002	11,948	11,999	11,849

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$3,738	$2,969	$4,932	$4,838
Other comprehensive income (loss):
Net unrealized gain (loss) on interest-rate swap contracts	—	26	35	(68)
Foreign currency translation adjustments	(95)	(38)	(114)	(305)

Total pretax net unrealized (loss)	(95)	(12)	(79)	(373)
Income tax expense (benefit)	—	7	9	(18)

Total other comprehensive (loss), net of taxes	(95)	(19)	(88)	(355)

Total comprehensive income	$3,643	$2,950	$4,844	$4,483

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$5,302	$7,677
Accounts receivable, net of allowance for uncollectible accounts of $393 in 2021 and $413 in 2020	26,402	22,036
Unbilled receivables	12,182	10,098
Prepaid and other current assets	3,416	1,346

Total current assets	47,302	41,157
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	2,107	1,931
Enterprise software	2,842	2,730
Leasehold improvements	589	563

	5,538	5,224
Less – accumulated depreciation and amortization	(3,651)	(3,253)

Net equipment, enterprise software, and leasehold improvements	1,887	1,971
Operating lease right-of-use assets	5,595	3,286
Deferred income taxes	463	796
Non-current deposits	595	396
Goodwill, net of impairment	32,510	32,510
Intangible assets, net of amortization	20,344	21,930

Total assets	$108,696	$102,046

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,400	$4,400
Accounts payable	4,638	2,589
Accrued payroll and related costs	12,461	12,374
Current portion of operating lease liability	1,435	1,079
Other accrued liabilities	789	1,051
Deferred revenue	437	478

Total current liabilities	24,160	21,971

Long-term liabilities:
Long-term debt, less current portion, net	10,716	12,875
Contingent consideration liability	900	2,882
Long-term operating lease liability, less current portion	4,419	2,325
Long-term accrued income taxes	165	165
Long-term payroll tax liabilities	2,295	2,295

Total liabilities	42,655	42,513
Commitments and contingent liabilities (Note 6)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 250,000,000 shares authorized and 13,084,433 shares issued as of June 30, 2021 and 13,039,893 shares issued as of December 31, 2020	131	130
Additional paid-in-capital	27,172	25,509
Retained earnings	43,552	38,620
Accumulated other comprehensive income (loss)	(627)	(539)
Treasury stock, at cost; 1,646,420 shares as of June 30, 2021 and as of December 31, 2020	(4,187)	(4,187)

Total shareholders’ equity	66,041	59,533

Total liabilities and shareholders’ equity	$108,696	$102,046

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2020	$130	$25,509	$38,620	$(4,187)	$(539)	$59,533
Net income	—	—	1,194	—	—	1,194
Other comprehensive gain, net of taxes	—	—	—	—	7	7
Stock-based compensation expense	—	621	—	—	—	621
Stock options exercised	—	101	—	—	—	101

Balances, March 31, 2021	$130	$26,231	$39,814	$(4,187)	$(532)	$61,456

Net income	—	—	3,738	—	—	3,738
Employee common stock purchases	—	181	—	—	—	181
Other comprehensive (loss), net of taxes	—	—	—	—	(95)	(95)
Stock-based compensation expense	—	757	—	—	—	757
Stock options exercised	1	3	—	—	—	4

Balances, June 30, 2021	$131	$27,172	$43,552	$(4,187)	$(627)	$66,041

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2019	$127	$21,939	$28,759	$(4,187)	$(358)	$46,280
Net income	—	—	1,869	—	—	1,869
Other comprehensive (loss), net of taxes	—	—	—	—	(336)	(336)
Stock-based compensation expense	—	456	—	—	—	456
Stock options exercised	1	555	—	—	—	556

Balances, March 31, 2020	$128	$22,950	$30,628	$(4,187)	$(694)	$48,825

Net income	—	—	2,969	—	—	2,969
Employee common stock purchases	—	105	—	—	—	105
Other comprehensive (loss), net of taxes	—	—	—	—	(19)	(19)
Stock-based compensation expense	—	612	—	—	—	612
Stock options exercised	2	765	—	—	—	767

Balances, June 30, 2020	$130	$24,432	$33,597	$(4,187)	$(713)	$53,259

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$4,932	$4,838
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,996	1,741
Interest amortization of deferred financing costs	41	52
Stock-based compensation expense	1,378	1,068
Deferred income taxes, net	333	(188)
Revaluation of contingent consideration liability	(1,982)	—
Operating lease assets and liabilities, net	141	(23)
Loss on disposition of fixed assets	—	2
Working capital items:
Accounts receivable and unbilled receivables	(6,450)	1,144
Prepaid and other current assets	(2,070)	323
Accounts payable	2,049	(954)
Accrued payroll and related costs	87	3,209
Other accrued liabilities	(236)	392
Deferred revenue	(41)	(29)

Net cash flows provided by operating activities	178	11,575

INVESTING ACTIVITIES:
Recovery of (payment for) non-current deposits	(199)	20
Capital expenditures	(326)	(155)

Net cash flows (used in) investing activities	(525)	(135)

FINANCING ACTIVITIES:
(Repayments) borrowings on revolving credit facility, net	—	(4,551)
(Repayments) on term loan facility	(2,200)	(6,250)
Proceeds from the issuance of common shares	181	107
Proceeds from the exercise of stock options	105	1,321

Net cash flows (used in) financing activities	(1,914)	(9,373)

Effect of exchange rate changes on cash and cash equivalents	(114)	(305)

Net change in cash and cash equivalents	(2,375)	1,762
Cash and cash equivalents, beginning of period	7,677	2,981

Cash and cash equivalents, end of period	$5,302	$4,743

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021 AND 2020
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
The
COVID-19
pandemic had a material impact on activity levels in both of our business segments in 2020. During the first six months of 2021, we are encouraged by the global roll-out
of vaccination programs and some signs of economic expansion and improving economic conditions as the impact of the pandemic subsides. There is, however, still uncertainty regarding the virus and the pace, nature and extent of the recovery of global markets and particular industries from the pandemic.
Accounting Principles
The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2020, included in our Annual Report on Form
10-K
filed with the SEC on March 16, 2021. Additionally, our operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that can be expected for the year ending December 31, 2021 or for any other period.
Principles of Consolidation
The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
Critical Accounting Policies
Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates”

in our Annual Report on Form
10-K
for the year ended December 31, 2020 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the six months ended June 30, 2021.

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

The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Amounts in thousands)		(Amounts in thousands)
Data and Analytics Services Segment
Time-and-material Contracts	$5,917	$3,685	$11,771	$7,812
Fixed-price Contracts	3,033	3,087	5,973	6,320

Subtotal Data and Analytics Services	$8,950	$6,772	$17,744	$14,132

IT Staffing Services Segment
Time-and-material Contracts	$44,708	$40,811	$85,689	$83,876
Fixed-price Contracts	—	—	—	—

Subtotal IT Staffing Services	$44,708	$40,811	$85,689	$83,876

Total Revenues	$53,658	$47,583	$103,433	$98,008

For the three months ended June 30, 2021, the Company had one client that exceeded 10% of total revenue (CGI = 14.8%). For the six months ended June 30, 2021, the Company had one client that exceeded 10% of total revenue (CGI = 14.9%). For the three months ended June 30, 2020, the Company had one client that exceeded 10% of total revenue (CGI = 15.1%). For the six months ended June 30, 2020, the Company had one client that exceeded 10% of total revenue (CGI = 13.9%).
The Company’s top ten clients represented approximately 48% and 49% of total revenues for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, the Company’s top ten clients represented approximately 48% and 47% of total revenues, respectively. The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Amounts in thousands)		(Amounts in thousands)
United States	$51,532	$46,777	$99,474	$96,127
Canada	1,018	734	2,282	1,595
India and Other	1,108	72	1,677	286

Total revenues	$53,658	$47,583	$103,433	$98,008

3.	Business Combinations
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

(1)
Based on a valuation conducted by an independent third party, the fair value of contingent consideration at the closing date was determined to be $2,882,000. During the three month period ended June 30, 2021, the Company revalued the contingent consideration liability related to the AmberLeaf acquisition after determining that relevant conditions for payment of such liabilities were unlikely to be fully satisfied. The revaluation resulted in a $2.0 million reduction to the contingent consideration liability.

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
The Company incurred $650,000 of transaction expenses related to the acquisition in 2020 inclusive of the write-off
of $185,000 of deferred finance costs. No transaction costs were incurred for the three and six month periods ended June 30, 2021 and 2020.
Included in the Condensed Statement of Operations for the three and six month periods ended June 30, 2021 are revenues of $1.9 million and $3.8 million, respectively, and net income of approximately $0.1 million and breakeven (excluding the impact of the contingent consideration revaluation), respectively, applicable to the AmberLeaf operations acquired on October 1, 2020.

The following reflects the Company’s unaudited pro forma results had the results of AmberLeaf been included for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021 Actual	2020 Pro Forma	2021 Actual	2020 Pro Forma
(Amounts in thousands, except per share data)
Revenue	$53,658	$50,217	$103,433	$103,851
Net income	$3,738	$3,245	$4,932	$5,582
Earnings per share—diluted	$.31	$.27	$.41	$.47
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
The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$4,028	$3,971
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	5,684	13,957
Covenant-not-to-compete	5	1,201	668	533
Trade name	5	1,711	1,041	670
Technology	7	1,979	766	1,213

Total Intangible Assets		$33,099	$12,755	$20,344

	As of December 31, 2020
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$3,694	$4,305
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	4,866	14,775
Covenant-not-to-compete	5	1,201	548	653
Trade name	5	1,711	869	842
Technology	7	1,979	624	1,355

Total Intangible Assets		$33,099	$11,169	$21,930

Amortization expense for the three and six month periods ended June 30, 2021 totaled $793,000 and $1.6 million, respectively, and is included in selling, general and administrative expenses in the Consolidated Statement of Operations. For the three and six month periods ended June 30, 2020, amortization expense was $669,000 and $1.3 million, respectively.
The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2021 through 2025 is as follows:

	Years Ended December 31,
	2021	2022	2023	2024	2025
	(Amounts in thousands)
Amortization expense	$3,168	$2,987	$2,772	$2,693	$2,553

5.	Leases
The Company
 rents certain office facilities and equipment under noncancelable operating leases. As of June 30, 2021, approximately 97,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All of our leases are classified as operating leases. The average initial lease term is four years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from less than one year to 5.8 years with an average of 3.1 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
The following table summarizes the balance sheet classification of the lease assets and related lease liabilities:

	June 30, 2021	December 31, 2020
	( in thousands)
Assets:
Long-term operating lease right-of-use assets	$5,595	$3,286

Liabilities:
Short-term operating lease liability	$1,435	$1,079
Long-term operating lease liability	4,419	2,325

Total liabilities	$5,854	$3,404

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of June 30, 2021
(in thousands)
2021 (For remainder of year)	$795
2022	1,689
2023	1,641
2024	900
2025	630
Thereafter	756

Total	6,411
Less: Imputed interest	(557)

Present value of operating lease liabilities	$5,854

The weighted average discount rate used to calculate the present value of future lease payments was 4.2%.
We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the three and six months ended June 30, 2021 totaled $0.5 million and $0.9 million, respectively. Rental expense for the three and six months ended June 30, 2020 totaled $0.4 million and $0.8 million, respectively.

Total cash paid for lease liabilities for the three and six months ended June 30, 2021 totaled $0.3 million and $0.7 million, respectively. Total cash paid for lease liabilities for the three and six months ended June 30, 2020 totaled $0.4 million and $0.8 million, respectively.
New leases entered into during the three and six months ended June 30, 2021 totaled $2.8 million and $3.1 million, respectively. New leases entered into during the three and six months ended June 30, 2020 totaled $0 and $0.2 million, respectively.
On April 1, 2021, the Company entered into an operating lease for 35,356 square feet of office space in Chennai, India, which replaces a 19,120 square foot lease.

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
hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. The Company did not provide for any matching contributions for the three and six month periods ended June 30, 2021 and 2020.

8.	Stock-Based Compensation
In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 4,900,000 shares of the Company’s Common Stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three months ended June 30, 2021 and June 30, 2020, the Company granted no shares under the Plan.
During the six months ended June 30, 2021, the Company granted restricted share units of 11,955 and 270,000 stock option grants at an average strike price of $17.65. During the six months ended June 30, 2020, the Company granted restricted share units of 11,475 and 800,000 stock option grants at an average strike price of $15.49. As of June 30, 2021 and December 31, 2020, there were 343,000 shares and 613,000 shares, respectively, available for grants under the Plan.
Stock-based compensation expense for the three months ended June 30, 2021 and 2020 was $757,000 and $612,000, respectively, and for the six months ended June 30, 2021 and 2020 was $1.4 million and $1.1 million. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the three and six months ended June 30, 2021, the Company issued 30,239 shares, respectively, related to the vesting of restricted shares and the exercising of stock options. During the three and six months ended June 30, 2020, the Company issued 317,774 shares, respectively, related to the vesting of restricted shares and the exercising of stock options.
In October 2018, the Board of Directors of the Company approved the Mastech Digital, Inc. 2019 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is intended to meet the requirements of Section 423 of the Code and was required to be approved by the Company’s shareholders to be qualified. On May 15, 2019, the Company’s shareholders approved the Stock Purchase Plan. Under the Stock Purchase Plan, 600,000 shares of Common Stock (subject to adjustment upon certain changes in the Company’s capitalization) are available for purchase by eligible employees who become participants in the Stock Purchase Plan. The purchase price per share is 85% of the lesser of (i) the fair market value per share of Common Stock on the first day of the offering period, or (ii) the fair market value per share of Common Stock on the last day of the offering period.
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

During the three months and

six months ended June 30, 2021 and 2020, there were
14,301
shares (the fifth offering period ended June 30, 2021) and
11,735
shares (the third offering period ended June 30, 2020) issued under the Stock Purchase Plan at a share price of $
12.71
and $
8.97
, respectively. Stock-based compensation expense related to the fifth offering period totaled $
81,000
and stock-based compensation expense related to the third offering period totaled $
37,000
and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2021 and 2020. At June 30, 2021, there were
524,740
shares available for grants under the Plan.

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
The Company pledged substantially all of its assets in support of the Credit Agreement. The credit agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the credit agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of June 30, 2021, the Company was in compliance with all provisions under the facility.
In connection with securing the commitments under the Credit Agreement and the April 20, 2018 and October 1, 2020 amendments to the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $752,000, which were capitalized and are being amortized as interest expense over the life of the facility. Deferred financing costs of $184,000 and $225,000 (net of amortization) as of June 30, 2021 and December 31, 2020, respectively, are presented as reductions in long-term debt in the Company’s Condensed Consolidated Balance Sheets.
As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Revolver and unused borrowing capacity available was approximately $26.1 million and $22.0 million, respectively. The Company’s outstanding borrowings under the term loan were $15.3 million and $17.5 million at June 30, 2021 and December 31, 2020, respectively.

10.	Income Taxes
The components of income before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Amounts in thousands)		(Amounts in thousands)
Income before income taxes:
Domestic	$5,566	$3,028	$7,447	$5,353
Foreign	(399)	429	(643)	354

Income before income taxes	$5,167	$3,457	$6,804	$5,707

The Company has subsidiaries organized in jurisdictions outside the United States, which generate revenues from
non-U.S.-based
clients. Additionally, these subsidiaries provide services to the Company’s U.S. parents. Accordingly, the Company allocates a portion of its income to these subsidiaries based on a “transfer pricing” model and reports such income as foreign in the above table.
The provision for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Amounts in thousands)		(Amounts in thousands)
Current provision (benefit):
Federal	$901	$186	$1,259	$514
State	211	86	304	186
Foreign	(26)	229	(16)	339

Total current provision (benefit)	1,086	501	1,547	1,039

Deferred provision (benefit):
Federal	293	11	287	(93)
State	70	—	68	(30)
Foreign	(57)	(77)	(99)	(159)

Total deferred provision (benefit)	306	(66)	256	(282)

Change in valuation allowance	37	53	69	112

Total provision for income taxes	$1,429	$488	$1,872	$869

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three and six months ended June 30, 2021 and 2020 were as follows (amounts in thousands):

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
Income taxes computed at the federal statutory rate	$1,085	21.0%	$725	21.0%
State income taxes, net of federal tax benefit	277	5.4	220	6.3
Excess tax benefit from stock options/restricted shares	19	0.4	(582)	(16.8)
Difference in income tax rate on foreign earnings/other	11	0.2	72	2.1
Change in valuation allowance	37	0.7	53	1.5

	$1,429	27.7%	$488	14.1%

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
Income taxes computed at the federal statutory rate	$1,429	21.0%	$1,198	21.0%
State income taxes, net of federal tax benefit	381	5.6	356	6.2

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
Excess tax benefit from stock options/restricted shares	(48)	(0.7)	(925)	(16.2)
Difference in income tax rate on foreign earnings/other	41	0.6	128	2.2
Change in valuation allowance	69	1.0	112	2.0

	$1,872	27.5%	$869	15.2%

We evaluate deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. GAAP accounting guidance requires us to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative using a “more likely than not” standard. Our assessment considers, among other things, the nature of cumulative losses; forecast of future profitability; the duration of statutory carry-forward periods and tax planning alternatives. At June 30, 2021, our valuation allowance was comprised of balances within locations of Singapore and the United Kingdom. The valuation allowance balances at these locations totaled $248,000 and $179,000 as of June 30, 2021 and December 31, 2020, respectively, and reflect net operating losses which may not be realizable in the future.
The Company’s 2018 tax return is currently being audited by the IRS. Additionally, we have been notified by Revenue Canada that they will be conducting an audit of our Canadian subsidiary for the years 2018 and 2019 in the coming months.

11.	Derivative Instruments and Hedging Activities
Interest Rate Risk Management
Concurrent with the Company’s July 13, 2017 borrowings under its new credit facility, the Company entered into a 44–month interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. Under the swap contracts, which matured on April 1, 2021, the Company paid interest at a fixed rate of 1.99% and received interest at a variable rate equal to the daily U.S. LIBOR on an initial notional amount of $15.0 million. Notional amounts were $0 and $8.1 million at June 30, 2021 and December 31, 2020, respectively. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of interest-rate swap contracts deemed ineffective are recognized in the Consolidated Statements of Operations as interest expense. The fair value of the interest-rate swap contracts at June 30, 2021 and December 31, 2020 was $0 and a liability of $35,000, respectively, and is reflected in the Consolidated Balance Sheets as other current liabilities.
The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income are as follows (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Location of Gain / (Loss) reclassified in Income (Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income (Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
For the Three Months Ended June 30, 2021:
Interest-Rate Swap Contract	$—	Interest Expense	$—	Interest Expense	$—
For the Six Months Ended June 30, 2021:
Interest-Rate Swap Contract	$35	Interest Expense	$34	Interest Expense	$—
For the Three Months Ended June 30, 2020:
Interest-Rate Swap Contract	$26	Interest Expense	$(34)	Interest Expense	$—
For the Six Months Ended June 30, 2020:
Interest-Rate Swap Contract	$(68)	Interest Expense	$(42)	Interest Expense	$—

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2021		December 31, 2020
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest-Rate Swap Contracts	Other Current Liabilities	$—	Other Current Liabilities	$35
The estimated amount of pretax expense as of June 30, 2021 that is expected to be reclassified from other comprehensive income into earnings within the next 12 months is $0.

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
At June 30, 2021 and December 31, 2020, the Company carried the following financial assets (liabilities) at fair value measured on a recurring basis (in thousands):

	Fair Value as of June 30, 2021
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$—	$—	$—
Contingent C onsideration L iabilities	$—	$—	$(900)	$(900)

	Fair Value as of December 31, 2020
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$(35)	$—	$(35)
Contingent C onsideration L iabilities	$—	$—	$(2,882)	$(2,882)

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
In 2020, the Company incurred a $2.9 million contingent consideration liability related to the AmberLeaf acquisition. During the three months ended June 30, 2021, the Company revalued the contingent consideration liability related to the AmberLeaf acquisition after determining that relevant conditions for payment of such liabilities were unlikely to be fully satisfied. The revaluation resulted in a $2.0 million reduction to the contingent consideration liability.
The following table provides information regarding changes in the Company’s contingent consideration liability for the periods ended June 30, 2021 and December 31, 2020.

	Six Months Ended June 30, 2021	Twelve Months Ended December 31, 2020
	(Amounts in thousands)
Beginning balance	$2,882	$—
Contingent consideration liability incurred	—	2,882
Payments made	—	—
Revaluations	(1,982)	—

Ending balance	$900	$2,882

13.	Shareholders’ Equity
The Company purchases shares to satisfy employee tax obligations related to its Stock Incentive Plan. The Company did not purchase any shares during the six months ended June 30, 2021 and 2020.

14.	Earnings Per Share
The computation of basic earnings per share is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.
For the three and six months ended June 30, 2021, there were 270,000 anti-dilutive stock options excluded from the computation of diluted earnings per share. For the three months and six months ended June 30, 2020, there were 0 anti-dilutive stock options excluded from the computation of diluted earnings per share.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Amounts in thousands)		(Amounts in thousands)
Revenues:
Data and Analytics Services	$8,950	$6,772	$17,744	$14,132
IT Staffing Services	44,708	40,811	85,689	83,876

Total revenues	$53,658	$47,583	$103,433	$98,008

Gross Margin %:
Data and Analytics Services	46.7%	52.2%	46.2%	49.5%
IT Staffing Services	22.7%	22.4%	22.1%	21.9%

Total gross margin %	26.7%	26.6%	26.2%	25.9%

Segment operating income:
Data and Analytics Services	$769	$1,173	$1,163	$2,082
IT Staffing Services	3,353	3,110	5,621	5,350

Subtotal	4,122	4,283	6,784	7,432

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Amounts in thousands)		(Amounts in thousands)
Amortization of acquired intangible assets	(793)	(669)	(1,586)	(1,342)
Revaluation of contingent consideration liability	1,982	—	1,982	—
Interest expenses and other, net	(144)	(157)	(376)	(383)

Income before income taxes	$5,167	$3,457	$6,804	$5,707

Below is a reconciliation of segment total assets to consolidated total assets:

	June 30, 2021	December 31, 2020
	(Amounts in thousands)
Total assets:
Data and Analytics Services	$57,492	$55,792
IT Staffing Services	51,204	46,254

Total assets	$108,696	$102,046

Below is geographic information related to our revenues from external customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Amounts in thousands)		(Amounts in thousands)
United States	$51,532	$46,777	$99,474	$96,127
Canada	1,018	734	2,282	1,595
India and Other	1,108	72	1,677	286

Total revenues	$53,658	$47,583	$103,433	$98,008

16.	Recently Issued Accounting Standards
Recently Adopted Accounting Pronouncements
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
A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, management has not yet determined the effect, if any that the implementation of such proposed standards would have on the Company’s consolidated financial statements
.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2020, included in our Annual Report on Form
10-K,
filed with the Securities and Exchange Commission (“SEC”) on March 16, 202
1.

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
Critical Accounting Policies
Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form
10-K
for the year ended December 31, 2020 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the six months ended June 30, 2021.
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

Data and Analytics:
We provide information regarding our new bookings in our Data and Analytics Services segment, which represents the estimated value of client engagements, including those acquired through acquisitions, as well as renewals, extensions and changes to existing contracts, because we believe doing so provides useful trend information regarding changes in the volume of our new business over time. New bookings can vary significantly quarter to quarter depending in part on the timing of the signing of a small number of large engagements. Among other factors, the types of services and solutions to be delivered, the duration of the engagement and the pace and level of client spending impact the timing of the conversion of new bookings to revenues. In addition, substantially all of our contracts are terminable by the client on short notice with little or no termination penalties. Information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. New bookings involve estimates and judgments. There are no third-party standards or requirements governing the calculation of bookings. We do not update our new bookings for material subsequent terminations or reductions related to bookings originally provided in prior periods.
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
pandemic surfacing in the first quarter of 2020, we realized the economic growth would quickly turn into recessionary conditions, which had a material impact on activity levels in both of our business segments. We are encouraged by the global roll-out
of vaccination programs and signs of economic expansion in 2021. While there is still uncertainty in the global markets relating to the pandemic and its impact on economic conditions, we are hopeful that economic conditions will improve throughout the year as the impact of the pandemic subsides in many key markets.
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
Within our Data and Analytics Services segment many customers are satisfying their D&A needs using a holistic approach. This often results in the customer using one vendor partner rather than with multiple vendors. We have responded to this trend by establishing a service offering called “Center of Excellence” which bundles a customer’s total requirements under a multi-year contract. This concept allows us to better understand the customer’s longer-term strategy with respect to D&A and effectively address such needs.
Results of Operations for the Three Months Ended June 30, 2021 as Compared to the Three Months Ended June 30, 2020:
Revenues:
Revenues for the three months ended June 30, 2020 totaled $53.7 million compared to $47.6 million for the corresponding three month period in 2020. This 13% year-over-year revenue increase reflected a 9.6% increase in our IT staffing services segment and a 32% increase in our data and analytics services segment, of which approximately 4% was organic growth. For the three months ended June 30, 2021, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 14.8%) For the three months ended June 30, 2020, the Company had the same one client with revenues in excess of 10% of total revenues (CGI = 15.1%). The Company’s top ten clients represented approximately 48% and 49% of total revenues for the three months ended June 30, 2021 and 2020, respectively.

Below is a tabular presentation of revenues by reportable segment for the three months ended June 30, 2021 and 2020, respectively:

Revenues (Amounts in millions)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Data and Analytics Services	$9.0	$6.8
IT Staffing Services	44.7	40.8

Total revenues	$53.7	$47.6

Revenues from our Data and Analytics Services segment totaled $9.0 million in the second quarter ended June 30, 2021, compared to $6.8 million in the corresponding period last year. The increase in revenues reflected $1.9 million related to our AmberLeaf acquisition and $0.3 million in organic growth. Project delays have impacted organic growth opportunities; however, we are starting to see positive signs in this area. New bookings were strong for the second consecutive quarter with an aggregate value of approximately $15 million.
Revenues from our IT Staffing Services segment totaled $44.7 million in the three months ended June 30, 2021 compared to $40.8 million during the corresponding 2020 period. This 10% increase reflected a higher level of billable consultants, partially offset by a lower average bill rate in the second quarter of 2021 when compared to the corresponding 2020 period. Billable consultant headcount at June 30, 2021 totaled
1,251-consultants
compared to
1,035-consultants
one-year
earlier. The increase in billable consultants of
216-consultants
over the last
12-month
period (a 21% increase) reflects strong activity levels, particularly in the first half of 2021. Our average bill rate decreased during the second quarter of 2021 to $74.65 per hour compared to $76.91 per hour in the corresponding 2020 quarter. The decline in average bill rate was due to lower rates on new assignments during the first half of 2021 and was reflective of the types of skill-sets that we deployed. Permanent placement / fee revenues were approximately $0.2 million during the 2021 quarter, which were in-line
with the corresponding 2020 quarter.
Gross Margins:
Gross profits in the second quarter of 2021 totaled $14.3 million and exceeded the second quarter of 2020 gross profits by approximately $1.7 million. Gross profit as a percentage of revenue was 26.7% for the three month period ended June 30, 2021 compared to 26.6% during the same period of 2020. This slight improvement in gross margins reflected higher margins in our IT Staffing Services segment.
Below is a tabular presentation of gross margin by reporting segment for the three months ended June 30, 2021 and 2020, respectively:

Gross Margin	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Data and Analytics Services	46.7%	52.2%
IT Staffing Services	22.7	22.4

Total gross margin	26.7%	26.6%

Gross margins from our Data and Analytics Services segment were 46.7% of revenues during the second quarter of 2021, which represented a decline of
550-basis
points from a year ago. The margin decline reflects a lower margin profile in our acquired AmberLeaf business. Our core D&A business continued to have gross margins in the 50% range in the second quarter of 2021.
Gross margins from our IT Staffing Services segment were 22.7% in the second quarter of 2021 compared to 22.4% during the corresponding quarter of 2020. This
30-basis
point expansion was due to better gross margins on new assignments secured during the last several quarters.

Selling, General and Administrative (“S,G&A”) Expenses:
Below is a tabular presentation of operating expenses by sales, operations, amortization of acquired intangible assets, the revaluation of contingent consideration and general and administrative categories for the three months ended June 30, 2021 and 2020, respectively:

S,G&A Expenses (Amounts in millions)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Data and Analytics Services Segment
Sales and Marketing	$1.4	$1.2
Operations	0.8	0.4
Amortization of Acquired Intangible Assets	0.6	0.5
Revaluation of Contingent Consideration	(2.0)	—
General & Administrative	1.3	0.7

Subtotal Data and Analytics Services	$2.1	$2.8

S,G&A Expenses (Amounts in millions)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
IT Staffing Services Segment
Sales and Marketing	$1.9	$1.7
Operations	2.2	2.0
Amortization of Acquired Intangible Assets	0.2	0.2
General & Administrative	2.6	2.3

Subtotal IT Staffing Services	$6.9	$6.2

Total S,G&A Expenses	$9.0	$9.0

S,G&A expenses for the three months ended June 30, 2021 totaled $9.0 million or 16.8% of total revenues, compared to $9.0 million or 19.0% of total revenues for the three months ended June 30, 2020. Excluding the revaluation of contingent consideration in the 2021 period and the amortization of acquired intangible assets in both periods, S,G,&A expense as a percentage of total revenues would have been 19.0% and 17.6%, respectively. The lower S,G&A expense as a percentage of total revenues in 2020 reflected austerity measures implemented due to the pandemic environment. Fluctuations within S,G,&A expense components during the second quarter of 2021, compared to the second quarter of 2020, included the following:

•
Sales expense increased by $0.4 million in the 2021 period compared to the corresponding 2020 period. Approximately $0.2 million reflected AmberLeaf sales expense and $0.2 million was due to austerity measures implemented in the 2020 period, which have been unwound in 2021.

•
Operations expense increased $0.6 million in the 2021 period compared to the corresponding 2020 period. Approximately $0.4 million reflected investments made to the delivery organization of our Data and Analytics Services segment, including the impact of the AmberLeaf acquisition. Operations expense in our IT Staffing Services segment increased by $0.2 million and related to increases in staff and related variable expenses – both reflecting higher activity levels in 2021.

•	Amortization of acquired intangible assets was $0.1 million higher in the 2021 period due to the AmberLeaf acquisition.

•
Revaluation of contingent consideration totaled a credit of $2.0 million in the 2021 period and related to the AmberLeaf acquisition. No contingent consideration existed on the Company’s balance sheet in the corresponding 2020 period.

•
General and administrative expense increased by $0.9 million in the 2021 period compared to the corresponding 2020 period. General and administrative expense in our Data and Analytics Services segment increased by $0.6 million due to executive leadership staff increases and higher stock-based compensation expense. In our IT Staffing Services segment, higher stock-based compensation expense and additional administrative staff (from the austerity-impacted levels of 2020) were responsible for a $0.3 million increase from 2020.

Other Income / (Expense) Components:
Other Income / (Expense) for the three months ended June 30, 2021 consisted of interest expense of ($159,000) and foreign exchange gains of $15,000. For the three months ended June 30, 2020, Other Income / (Expense) consisted of interest expense of ($198,000) and foreign exchange gains of $41,000. The lower level of interest expense was reflective of debt repayments in the 2020 and 2021 periods.

Income Tax Expense:
Income tax expense for the three months ended June 30, 2021 totaled $1.4 million, representing an effective tax rate on pre-tax
income of 27.7% compared to $488,000 for the three months ended June 30, 2020, which represented a 14.1% effective tax rate on pre-tax
income. The lower effective tax rate in the 2020 period largely reflected excess tax benefits related to the exercise of stock options and the vesting of restricted share units.
Results of Operations for the Six Months Ended June 30, 2021 as Compared to the Six Months Ended June 30, 2020:
Revenues:
Revenues for the six months ended June 30, 2021 totaled $103.4 million compared to $98.0 million for the corresponding six month period in 2020. This 5.5% year-over-year revenue increase reflected a 2.2% increase in our IT staffing services segment and a 25% increase in our data and analytics services segment, which represented flat organic growth when excluding the AmberLeaf acquisition. For the six months ended June 30, 2021, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 14.9%). For the six months ended June 30, 2020, the Company had the same one client that had revenues in excess of 10% of total revenues (CGI = 13.9%). The Company’s top ten clients represented approximately 48% and 47% of total revenues for the six months ended June 30, 2021 and 2020, respectively.
Below is a tabular presentation of revenues by reportable segment for the six months ended June 30, 2021 and 2020, respectively:

Revenues (Amounts in millions)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Data and Analytics Services	$17.7	$14.1
IT Staffing Services	85.7	83.9

Total revenues	$103.4	$98.0

Revenues from our Data and Analytics Services segment totaled $17.7 million during the six months ended June 30, 2021, compared to $14.1 million in the corresponding six-month
period last year. Excluding revenues from the AmberLeaf acquisition, organic revenues were flat compared to the six months of 2020. Project delays continued to impact 2021 revenues during the first half of the year. New bookings were approximately $30 million and 32% above new bookings for the six-month
period of 2020.
Revenues from our IT Staffing Services segment totaled $85.7 million in the six months ended June 30, 2021 compared to $83.9 million during the corresponding 2020 period. This 2% increase reflected an increased level of billable consultants, partially offset by a lower average bill rate in the first half of 2021, when compared to the corresponding 2020 period. Billable consultants increased by
188-consultants
during the first six months of 2021 versus a decline of
132-consultants
during the six months ended June 30, 2020. Permanent placement / fee revenues were approximately $0.4 million during the six months of 2021, which were in-line
with the corresponding 2020 period.
Gross Margins:
Gross profits in the six months ended June 30, 2021 totaled $27.1 million compared to $25.4 million in the corresponding period last year. Gross profit as a percentage of revenue was 26.2% for the six month period ended June 30, 2021 compared to 25.9% during the same period of 2020. This
30-basis
point improvement largely reflected a favorable mix of revenues between our two operating segments.
Below is a tabular presentation of gross margin by reporting segment for the six months ended June 30, 2021 and 2020, respectively:

Gross Margin	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Data and Analytics Services	46.2%	49.5%
IT Staffing Services	22.1	21.9

Total gross margin	26.2%	25.9%

Gross margins from our Data and Analytics Services segment were 46.2% of revenues during the six month period ended June 30, 2021 compared to 49.5% in the corresponding period of 2020. This gross margin decline reflects a lower margin profile in our acquired AmberLeaf business.
Gross margins from our IT Staffing Services segment were 22.1% in the six months ended June 30, 2021 compared to 21.9% during the corresponding period of 2020. This
20-basis
point expansion was due to better gross margins on new assignments secured during the last several quarters.
Selling, General and Administrative (“S,G&A”) Expenses:
Below is a tabular presentation of operating expenses by sales, operations, amortization of acquired intangible assets, the revaluation of contingent consideration and general and administrative categories for the six months ended June 30, 2021 and 2020, respectively:

S,G&A Expenses (Amounts in millions)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Data and Analytics Services Segment
Sales and Marketing	$3.2	$2.5
Operations	1.6	0.9
Amortization of Acquired Intangible Assets	1.2	1.0
Revaluation of Contingent Consideration	(2.0)	—
General & Administrative	2.3	1.5

Subtotal Data and Analytics Services	$6.3	$5.9

S,G&A Expenses (Amounts in millions)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
IT Staffing Services Segment
Sales and Marketing	$3.7	$3.7
Operations	4.2	4.4
Amortization of Acquired Intangible Assets	0.4	0.4
General & Administrative	5.3	4.9

Subtotal IT Staffing Services	$13.6	$13.4

Total S,G&A Expenses	$19.9	$19.3

S,G,&A expenses for the six months ended June 30, 2021 totaled $19.9 million or 19.2% of total revenues, compared to $19.3 million or 19.7% of total revenues for the six months ended June 30, 2020. Excluding the revaluation of contingent consideration in the 2021 period and the amortization of acquired intangible assets in both periods, S,G,&A expense as a percentage of total revenues would have been 19.6% and 18.3%, respectively. Fluctuations within S,G,&A expense components during the first six months of 2021, compared to the first six months of 2020, included the following:

•
Sales expense increased by $0.7 million in the 2021 period compared to the corresponding 2020 period. The entire $0.7 million increase reflected investments in the sales organization of our Data and Analytics Services segment, of which $0.5 million pertained to the AmberLeaf acquisition. Sales expense in our IT Staffing Services segment was flat on a year-over-year basis.

•
Operations expense increased by $0.5 million in the 2021 period compared to the corresponding 2020 period. Approximately $0.7 million reflected investments made to the delivery organization of our Data and Analytics Services segment, including the AmberLeaf acquisition. Operations expense in our IT Staffing Services segment declined by $0.2 million and largely related to reductions in staff although we started to re-hire
in the second quarter to due increased demand.

•	Amortization of acquired intangible assets was $0.2 million higher in the 2021 period due to the AmberLeaf acquisition.

•
Revaluation of contingent consideration totaled a credit of $2.0 million in the 2021 period and related to the AmberLeaf acquisition. No contingent consideration existed on the Company’s balance sheet in the corresponding 2020 period.

•
General and administrative expense increased by $1.2 million in the 2021 period compared to the corresponding 2020 period. General and administrative expense in our Data and Analytics Services segment increased by $0.8 million due to executive leadership staff increases and higher stock-based compensation expense. In our IT Staffing Services segment, higher stock-based compensation expense and additional administrative staff (from the austerity-impacted levels of 2020) were responsible for a $0.4 million increase from 2020.

Other Income / (Expense) Components:
Other Income / (Expense) for the six months ended June 30, 2021 consisted of interest expense of ($354,000) and foreign exchange losses of ($22,000). For the six months ended June 30, 2020, Other Income / (Expense) consisted of interest expense of ($477,000) and foreign exchange gains of $94,000. The lower level of interest expense was reflective of debt repayments in 2021 and 2020.
Income Tax Expense:
Income tax expense for the six months ended June 30, 2021 totaled $1.9 million, representing an effective tax rate on pre-tax
income of 27.5% compared to $0.9 million for the six months ended June 30, 2020, which represented a 15.2% effective tax rate on pre-tax
income. The lower effective tax rate in the 2020 period largely reflected excess tax benefits related to the exercise of stock options and the vesting of restricted share units.
Liquidity and Capital Resources:
Financial Conditions and Liquidity:
At June 30, 2021, we had bank debt, net of cash balances on hand, of $10.0 million and approximately $26.1 million of borrowing capacity under our existing credit facility.
Historically, we have funded our organic business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At June 30, 2021, our accounts receivable “days sales outstanding” (“DSOs”) measurement was
63-days,
which improved by
2-days
from our DSO measurement at March 31, 2021. We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility will be adequate to fund our business needs and debt service obligations over the next twelve months, exclusive of any acquisition activity.
Cash flows provided by (used in) operating activities:
Cash provided by operating activities for the six months ended June 30, 2021 totaled $0.2 million compared to cash provided by operating activities of $11.6 million during the six months ended June 30, 2020. Elements of cash flow during the 2021 period were net income of $4.9 million, non-cash
charges of $1.9 million and an increase in operating working capital levels of ($6.6 million). Elements of cash flow during the corresponding 2020 period were net income of $4.8 million, non-cash
charges of $2.6 million and a decrease in operating working capital levels of $4.2 million. The operating working capital increase in the 2021 period reflected investment to support revenue growth. The operating working capital decrease in the 2020 period reflected an improvement in DSOs and higher payroll related accruals.
Cash flows (used in) investing activities:
Cash (used in) investing activities for the six months ended June 30, 2021 was ($525,000) compared to ($135,000) for the six months ended June 30, 2020. In 2021 capital expenditures and payments of office lease deposits accounted for investing activities. In 2020 capital expenditures accounted for all investing activities.
Cash flows provided by (used in) financing activities:
Cash (used in) financing activities for the six months ended June 30, 2021 totaled ($1.9 million) and consisted of term loan debt repayments of ($2.2 million) partially offset by $0.3 million related to proceeds from the issuance of common shares and the exercise of stock options. Cash (used in) financing activities for the six months ended June 30, 2020 totaled ($9.4 million) and largely consisted of net debt payments on our term loan and revolving credit line of ($10.8 million) partially offset by $1.4 million of proceeds from the issuance of common stock.
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
The Company completed the acquisition of AmberLeaf Partners, Inc. on October 1, 2020 and has not yet included AmberLeaf in its assessment of the effectiveness of its internal control over financial reporting. The Company is currently integrating AmberLeaf into its operations, compliance programs and internal control processes. Accordingly, pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for one year following the acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include AmberLeaf. AmberLeaf constituted approximately 17% of the Company’s total assets (inclusive of acquired intangible assets) as of June 30, 2021, and approximately 4% of the Company’s net sales for the six months ended June 30, 2021. AmberLeaf will be included in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021.
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

Implementation of Plan to Remediate Material Weaknesses
Management is in the process of implementing measures designed to improve the Company’s internal control over financial reporting to remediate these material weaknesses. Remediation activities and planning are subject to ongoing senior management review, as well as audit committee oversight. During the six months ended June 30, 2021, we implemented the following changes to our internal control over financial reporting:

•	hired additional personnel in both the first and second quarters of 2021;

•	enhanced our management review control processes associated with complex accounting matters beginning in the first quarter and substantially completed in the second quarter of 2021; and

•
started the systems implementation process in the second quarter of 2021 to move the Data and Analytics subsidiary responsible for material weakness #2 above, to our Oracle Cloud ERP System, which is expected to be completed in the fourth quarter of 2021.

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
Changes in Internal Control over Financial Reporting
As described above, there were changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Annual Report on
Form 10-K
for the year ended December 31, 2020, filed with the SEC on March 16, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our Common Stock repurchased during the quarter ended June 30, 2021 is set forth in the following table:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (1)
April 1, 2021 — April 30, 2021	—	—	—	—
May 1, 2021 — May 31, 2021	—	—	—	—
June 1, 2021 — June 30, 2021	—	—	—	—

Total	—	—	—	—

(1)	As of June 30, 2021, the Company does not have a publicly announced repurchase program in place.

ITEM 6.	EXHIBITS
(a) Exhibits

10.1	Schedule A-5, dated March 10, 2021, to Fourth Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and Vivek Gupta (incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2021).

10.2	Executive Employment Agreement, dated December 12, 2018, between Mastech InfoTrellis Inc. and Paul Burton (incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2021).

10.3	Schedule A-10, dated March 20, 2021, to Third Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and John J. Cronin, Jr. (incorporated by reference to Exhibit 10.3 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2021).

10.4	Lease Deed, made and executed on April 1, 2021, by and between Olympia Tech Park (Chennai) Private Limited and InfoTrellis India Private Limited (incorporated by reference to Exhibit 10.4 to Mastech Digital, Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 7, 2021).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of August, 2021.

MASTECH DIGITAL, INC.

August 6, 2021	/s/ VIVEK GUPTA
Vivek Gupta Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer
(Principal Financial Officer)