Form 10-Q
period 2021-09-30
Mastech Digital, Inc.
filed 2021-11-08
CIK 1437226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files
).
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 29, 2021 was 11,438,013.

MASTECH DIGITAL, INC.
QUARTERLY REPORT ON FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$59,531	$47,383	$162,964	$145,391
Cost of revenues	42,911	34,293	119,225	106,926

Gross profit	16,620	13,090	43,739	38,465
Selling, general and administrative expenses:
Operating expenses	11,645	8,873	33,566	28,158
Revaluation of contingent consideration liability	—	—	(1,982)	—

Total selling, general and administrative expenses	11,645	8,873	31,584	28,158

Income from operations	4,975	4,217	12,155	10,307
Interest income (expense), net	(169)	(164)	(523)	(641)
Other income (expense), net	(66)	(27)	(88)	67

Income before income taxes	4,740	4,026	11,544	9,733
Income tax expense	1,334	1,028	3,206	1,897

Net income	$3,406	$2,998	$8,338	$7,836

Earnings per share:
Basic	$.30	$.26	$.73	$.70

Diluted	$.28	$.25	$.69	$.66

Weighted average common shares outstanding:
Basic	11,441	11,381	11,430	11,260

Diluted	12,025	12,042	12,007	11,911

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$3,406	$2,998	$8,338	$7,836
Other comprehensive income (loss):
Net unrealized gain (loss) on interest-rate swap contracts	—	39	35	(29)
Foreign currency translation adjustment	31	107	(83)	(198)

Total pretax net unrealized gain (loss)	31	146	(48)	(227)
Income tax expense (benefit)	—	10	9	(8)

Total other comprehensive gain (loss), net of taxes	31	136	(57)	(219)

Total comprehensive income	$3,437	$3,134	$8,281	$7,617

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$5,447	$7,677
Accounts receivable, net of allowance for uncollectible accounts of $393 in 2021 and $413 in 2020	32,471	22,036
Unbilled receivables	12,904	10,098
Prepaid and other current assets	4,171	1,346

Total current assets	54,993	41,157
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	2,159	1,931
Enterprise software	3,259	2,730
Leasehold improvements	491	563

	5,909	5,224
Less – accumulated depreciation and amortization	(3,708)	(3,253)

Net equipment, enterprise software, and leasehold improvements	2,201	1,971
Operating lease right-of-use assets	5,229	3,286
Deferred income taxes	—	796
Non-current deposits	597	396
Goodwill, net of impairment	32,510	32,510
Intangible assets, net of amortization	19,552	21,930

Total assets	$115,082	$102,046

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,400	$4,400
Accounts payable	4,942	2,589
Accrued payroll and related costs	15,552	12,374
Current portion of operating lease liability	1,494	1,079
Other accrued liabilities	1,012	1,051
Deferred revenue	446	478

Total current liabilities	27,846	21,971

Long-term liabilities:
Long-term debt, less current portion, net	9,636	12,875
Contingent consideration liability	900	2,882
Long-term operating lease liability, less current portion	4,052	2,325
Long-term accrued income taxes	165	165
Deferred income taxes	17	—
Long-term payroll tax liabilities	2,295	2,295

Total liabilities	44,911	42,513
Commitments and contingent liabilities (Note 6)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 250,000,000 shares authorized and 13,084,433 shares issued as September 30, 2021 and 13,039,893 shares issued as of December 31, 2020	131	130
Additional paid-in-capital	27,865	25,509
Retained earnings	46,958	38,620
Accumulated other comprehensive income (loss)	(596)	(539)
Treasury stock, at cost; 1,646,420 shares as of September 30, 2021 and as of December 31, 2020	(4,187)	(4,187)

Total shareholders’ equity	70,171	59,533

Total liabilities and shareholders’ equity	$115,082	$102,046

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2020	$130	$25,509	$38,620	$(4,187)	$(539)	$59,533
Net income	—	—	1,194	—	—	1,194
Other comprehensive gain, net of taxes	—	—	—	—	7	7
Stock-based compensation expense	—	621	—	—	—	621
Stock options exercised	—	101	—	—	—	101

Balances, March 31, 2021	$130	$26,231	$39,814	$(4,187)	$(532)	$61,456

Net income	—	—	3,738	—	—	3,738
Employee common stock purchases	—	181	—	—	—	181
Other comprehensive (loss), net of taxes	—	—	—	—	(95)	(95)
Stock-based compensation expense	—	757	—	—	—	757
Stock options exercised	1	3	—	—	—	4

Balances, June 30, 2021	$131	$27,172	$43,552	$(4,187)	$(627)	$66,041

Net income	—	—	3,406	—	—	3,406
Other comprehensive gain, net of taxes	—	—	—	—	31	31
Stock-based compensation expense	—	693	—	—	—	693

Balances, September 30, 2021	$131	$27,865	$46,958	$(4,187)	$(596)	$70,171

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balances, December 31, 2019	$127	$21,939	$28,759	$(4,187)	$(358)	$46,280
Net income	—	—	1,869	—	—	1,869
Other comprehensive (loss), net of taxes	—	—	—	—	(336)	(336)
Stock-based compensation expense	—	456	—	—	—	456
Stock options exercised	1	555	—	—	—	556

Balances, March 31, 2020	$128	$22,950	$30,628	$(4,187)	$(694)	$48,825

Net income	—	—	2,969	—	—	2,969
Employee common stock purchases	—	105	—	—	—	105
Other comprehensive (loss), net of taxes	—	—	—	—	(19)	(19)
Stock-based compensation expense	—	612	—	—	—	612
Stock options exercised	2	765	—	—	—	767

Balances, June 30, 2020	$130	$24,432	$33,597	$(4,187)	$(713)	$53,259

Net income	—	—	2,998	—	—	2,998
Other comprehensive gain, net of taxes	—	—	—	—	136	136
Stock-based compensation expense	—	462	—	—	—	462
Stock options exercised	—	7	—	—	—	7

Balances, September 30, 2020	$130	$24,901	$36,595	$(4,187)	$(577)	$56,862

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$8,338	$7,836
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,984	2,599
Bad debt expense	150	—
Interest amortization of deferred financing costs	61	78
Stock-based compensation expense	2,071	1,530
Deferred income taxes, net	813	(299)
Revaluation of contingent consideration liability	(1,982)	—
Operating lease assets and liabilities, net	199	4
Loss on disposition of fixed assets	5	2
Working capital items:
Accounts receivable and unbilled receivables	(13,391)	1,094
Prepaid and other current assets	(2,825)	(1,050)
Accounts payable	2,353	(913)
Accrued payroll and related costs	3,178	6,530
Other accrued liabilities	(13)	(340)
Deferred revenue	(32)	(133)

Net cash flows provided by (used in) operating activities	1,909	16,938

INVESTING ACTIVITIES:
Recovery of (payment for) non-current deposits	(201)	13
Capital expenditures	(851)	(260)
Proceeds from the sale of fixed assets	10	—

Net cash flows (used in) investing activities	(1,042)	(247)

FINANCING ACTIVITIES:
(Repayments) borrowings on revolving credit facility, net	—	(9,501)
(Repayments) on term loan facility	(3,300)	(7,394)
Proceeds from the issuance of common shares	181	105
Proceeds from the exercise of stock options	105	1,330

Net cash flows provided by (used in) financing activities	(3,014)	(15,460)

Effect of exchange rate changes on cash and cash equivalents	(83)	(198)

Net change in cash and cash equivalents	(2,230)	1,033
Cash and cash equivalents, beginning of period	7,677	2,981

Cash and cash equivalents, end of period	$5,447	$4,014

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 AND 2020
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
The
COVID-19
pandemic had a material impact on activity levels in both of our business segments in 2020. During the first nine months of 2021, we are encouraged by the global roll-out
of vaccination programs and signs of economic expansion and improving economic conditions as the impact of the pandemic subsides. There is, however, still uncertainty regarding the virus and the pace, nature and extent of the recovery of global markets.
Accounting Principles
The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2020, included in our Annual Report on Form
10-K
filed with the SEC on March 16, 2021. Additionally, our operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that can be expected for the year ending December 31, 2021 or for any other period.
Principles of Consolidation
The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
Critical Accounting Policies
Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form
10-K
for the year ended December 31, 2020 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the nine months ended September 30, 2021.

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

The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Amounts in thousands)		(Amounts in thousands)
Data and Analytics Services Segment
Time-and-material Contracts	$6,021	$4,140	$17,792	$11,952
Fixed-price Contracts	4,502	3,036	10,475	9,356

Subtotal Data and Analytics Services	$10,523	$7,176	$28,267	$21,308

IT Staffing Services Segment
Time-and-material Contracts	$49,008	$40,207	$134,697	$124,083
Fixed-price Contracts	—	—	—	—

Subtotal IT Staffing Services	$49,008	$40,207	$134,697	$124,083

Total Revenues	$59,531	$47,383	$162,964	$145,391

For the three months ended September 30, 2021, the Company had two clients that exceeded 10% of total revenue (CGI = 14.6% and Accenture =10.4%). For the nine months ended September 30, 2021, the Company had one client that exceeded 10% of total revenue (CGI = 14.8%). For the three and nine months ended September 30, 2020, the Company had the same one client that exceeded 10% of total revenue in both periods (CGI = 16.6% and 14.8%, respectively).
The Company’s top ten clients represented approximately 49% and 51% of total revenues for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the Company’s top ten clients represented approximately 48% of total revenues for both periods. The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Amounts in thousands)		(Amounts in thousands)
United States	$57,682	$46,445	$157,156	$142,572
Canada	988	768	3,270	2,363
India and Other	861	170	2,538	456

Total revenues	$59,531	$47,383	$162,964	$145,391

3.	Business Combinations
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
The Company incurred $650,000 of transaction expenses related to the acquisition in 2020 inclusive of the write-off
of $185,000 of deferred finance costs. No transaction costs were incurred for the three and nine month periods ended September 30, 2021 and 2020.

Included in the Condensed Statement of Operations for the three and nine month periods ended September 30, 2021 are revenues of $1.9 million and $5.7 million, respectively, and net income of approximately $0.3 million and $0.4 million excluding the impact of the contingent consideration revaluation), respectively, applicable to the AmberLeaf operations acquired on October 1, 2020.
The following reflects the Company’s unaudited pro forma results had the results of AmberLeaf been included for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021 Actual	2020 Pro Forma	2021 Actual	2020 Pro Forma
(Amounts in thousands, except per share data)
Revenue	$59,531	$50,281	$162,964	$154,132
Net income	$3,406	$3,460	$8,338	$9,042
Earnings per share—diluted	$.28	$.29	$.69	$.76
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
The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$4,194	$3,805
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	6,094	13,547
Covenant-not-to-compete	5	1,201	728	473
Trade name	5	1,711	1,126	585
Technology	7	1,979	837	1,142

Total Intangible Assets		$33,099	$13,547	$19,552

	As of December 31, 2020
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$3,694	$4,305
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	4,866	14,775
Covenant-not-to-compete	5	1,201	548	653
Trade name	5	1,711	869	842
Technology	7	1,979	624	1,355

Total Intangible Assets		$33,099	$11,169	$21,930

Amortization expense for the three and nine month periods ended September 30, 2021 totaled $792,000 and $2.4 million, respectively, and is included in selling, general and administrative expenses in the Consolidated Statement of Operations. For the three and nine month periods ended September 30, 2020, amortization expense was $656,000 and $2.0 million, respectively.
The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2021 through 2025 is as follows:

	Years Ended December 31,
	2021	2022	2023	2024	2025

	(Amounts in thousands)
Amortization expense	$3,168	$2,987	$2,772	$2,693	$2,553

5.	Leases
The Company rents certain office facilities and equipment under noncancelable operating leases. As of September 30, 2021, approximately 97,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All of our leases are classified as operating leases. The average initial lease term is four years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from less than one year to 5.5 years with an average of 2.8 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
The following table summarizes the balance sheet classification of the lease assets and related lease liabilities:

	September 30, 2021	December 31, 2020

	(Amounts in thousands)
Assets:
Long-term operating lease right-of-use assets	$5,229	$3,286

Liabilities:
Short-term operating lease liability	$1,494	$1,079
Long-term operating lease liability	4,052	2,325

Total Liabilities	$5,546	$3,404

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of September 30, 2021
(in thousands)
2021 (For remainder of year)	$426
2022	1,689
2023	1,642
2024	901
2025	630
Thereafter	757

Total	6,045
Less: Imputed interest	(499)

Present value of operating lease liabilities	$5,546

The weighted average discount rate used to calculate the present value of future lease payments was 4.2%.
We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the three and nine months ended September 30, 2021 totaled $0.4 million and $1.3 million, respectively. Rental expense for the three and nine months ended September 30, 2020 totaled $0.4 million and $1.2 million, respectively.

Total cash paid for lease liabilities for the three and nine months ended September 30, 2021 totaled $0.4 million and $1.1 million, respectively. Total cash paid for lease liabilities for the three and nine months ended September 30, 2020 totaled $0.4 million and $1.2 million, respectively.
New leases entered into during the three and nine months ended September 30, 2021 totaled $0 and $3.1 million, respectively. New leases entered into during the three and nine months ended September 30, 2020 totaled $0 and $0.2 million, respectively.
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

7	Employee Benefit Plan
The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S. based salaried and
W-2
hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. The Company did not provide for any matching contributions for the three and nine month periods ended September 30, 2021 and 2020.

8.	Stock-Based Compensation
In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 4,900,000 shares of the Company’s Common Stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three months ended September 30, 2021 and September 30, 2020, the Company granted no shares under the Plan.
During the nine months ended September 30, 2021, the Company granted restricted share units of 11,955 and 270,000 stock option grants at an average strike price of $17.65. During the nine months ended September 30, 2020, the Company granted restricted share units of 11,475 and 800,000 stock option grants at an average strike price of $15.49. As of September 30, 2021 and December 31, 2020, there were 343,000 shares and 613,000 shares, respectively, available for grants under the Plan.
Stock-based compensation expense for the three months ended September 30, 2021 and 2020 was $693,000 and $462,000, respectively, and for the nine months ended September 30, 2021 and 2020 was $2.1 million and $1.5 million. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the three and nine months ended September 30, 2021, the Company issued 0 and 30,239 shares, respectively, related to the vesting of restricted shares and the exercising of stock options. During the three and nine months ended September 30, 2020, the Company issued 1,000 and 318,774 shares, respectively, related to the vesting of restricted shares and the exercising of stock options.
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

During the three months ended September 30, 2021 and 2020, there were no shares
issued under the Stock Purchase Plan. During the nine months ended September 30, 2021 and 2020, there were 14,301 shares and 11,735 shares issued under the Stock Purchase Plan at a share price of $12.71 and $8.97, respectively. Stock-based compensation expense related to the Stock Purchase Plan for the three months ended September 30, 2021 and 2020 totaled $25,000 and $21,000, respectively. Stock-based compensation expense related to the Stock Purchase Plan for the nine months ended September 30, 2021 and 2020 totaled $106,000 and $58,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At September 30, 2021, there were 524,740 shares available for grants under the Plan.

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
The Company pledged substantially all of its assets in support of the Credit Agreement. The Credit Agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the Credit Agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of September 30, 2021, the Company was in compliance with all provisions under the facility.
In connection with securing the commitments under the Credit Agreement and the April 20, 2018 and October 1, 2020 amendments to the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $752,000, which were capitalized and are being amortized as interest expense over the life of the facility. Deferred financing costs of $164,000 and $225,000 (net of amortization) as of September 30, 2021 and December 31, 2020, respectively, are presented as reductions in long-term debt in the Company’s Condensed Consolidated Balance Sheets.

As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings
under the Revolver and unused borrowing capacity available was approximately $30.0 million and $22.0 million, respectively. The Company’s outstanding borrowings under the term loan were $14.2 million and $17.5 million at September 30, 2021 and December 31, 2020, respectively.

10.	Income Taxes
The components of income before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Amounts in thousands)		(Amounts in thousands)
Income before income taxes:
Domestic	$4,644	$3,505	$12,091	$8,858
Foreign	96	521	(547)	875

Income before income taxes	$4,740	$4,026	$11,544	$9,733

The Company has foreign subsidiaries outside the United States, which generate revenues from non-US
based clients. Additionally, these subsidiaries provide services to the Company’s U.S. parents. Accordingly, the Company allocates a portion of its income to these subsidiaries based on a “transfer pricing” model and reports such income as foreign in the above table.
The provision for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Amounts in thousands)		(Amounts in thousands)
Current provision:
Federal	$550	$799	$1,809	$1,313
State	133	135	437	321
Foreign	195	214	179	553

Total current provision	$878	$1,148	$2,425	$2,187

Deferred provision (benefit):
Federal	372	(84)	659	(177)
State	105	(15)	173	(45)
Foreign	(41)	(181)	(140)	(228)

Total deferred provision (benefit)	436	(280)	692	(450)

Change in valuation allowance	20	160	89	160

Total provision for income taxes	$1,334	$1,028	$3,206	$1,897

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three and nine months ended September 30, 2021 and 2020 were as follows (amounts in thousands):

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
Income taxes computed at the federal statutory rate	$995	21.0%	$846	21.0%
State income taxes, net of federal tax benefit	238	5.0	98	2.4
Excess tax benefit from stock options/restricted shares	—	—	(3)	—
Difference in income tax rate on foreign earnings	81	1.7	(73)	(1.8)
Change in valuation allowance	20	0.4	160	3.9

	$1,334	28.1%	$1,028	25.5%

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
Income taxes computed at the federal statutory rate	$2,424	21.0%	$2,044	21.0%
State income taxes, net of federal tax benefit	619	5.4	454	4.7
Excess tax benefit from stock options/restricted shares	(48)	(0.4)	(928)	(9.5)
Difference in income tax rate on foreign earnings	122	1.1	167	1.7
Change in valuation allowance	89	0.7	160	1.6

	$3,206	27.8%	$1,897	19.5%

We evaluate deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. GAAP accounting guidance requires us to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative using a “more likely than not” standard. Our assessment considers, among other things, the nature of cumulative losses; forecast of future profitability; the duration of statutory carry-forward periods and tax planning alternatives. At September 30, 2021, our valuation allowance was comprised of balances within locations of Singapore and the United Kingdom. The valuation allowance balances at these locations totaled $268,000 and $179,000 as of September 30, 2021 and December 31, 2020, respectively, and reflect net operating losses which may not be realizable in the future.
The IRS’s audit of the Company’s 2018 tax return was completed in third quarter with no adjustment to our original filing. The Company’s Canadian subsidiary for the years 2018 and 2019 are currently under audit.

11.	Derivative Instruments and Hedging Activities
Interest Rate Risk Management
Concurrent with the Company’s July 13, 2017 borrowings under its new credit facility, the Company entered into a 44–month interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. Under the swap contracts, which matured on April 1, 2021, the Company paid interest at a fixed rate of 1.99% and received interest at a variable rate equal to the daily U.S. LIBOR on an initial notional amount of $15.0 million. Notional amounts were $0 and $8.1 million at September 30, 2021 and December 31, 2020, respectively. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of interest-rate swap contracts deemed ineffective are recognized in the Consolidated Statements of Operations as interest expense. The fair value of the interest-rate swap contracts at September 30, 2021 and December 31, 2020 was $0 and a liability of $35,000, respectively, and is reflected in the Consolidated Balance Sheets as other current liabilities.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income are as follows (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income (Expense)	Location of Gain / (Loss) reclassified in Income (Expense) on Derivatives	Amount of Gain / (Loss) recognized in Income (Expense) on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
For the Three Months Ended September 30, 2021:
Interest-Rate Swap Contract	$—	Interest Expense	$—	Interest Expense	$—
For the Nine Months Ended September 30, 2021:
Interest-Rate Swap Contract	$35	Interest Expense	$34	Interest Expense	$—
For the Three Months Ended September 30, 2020:
Interest-Rate Swap Contract	$39	Interest Expense	$(40)	Interest Expense	$—
For the Nine Months Ended September 30, 2020:
Interest-Rate Swap Contract	$(29)	Interest Expense	$(82)	Interest Expense	$—
Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2021		December 31, 2020

Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest-Rate Swap Contracts	Other Current Liabilities	$—	Other Current Liabilities	$35
The estimated amount of pretax income as of September 30, 2021 that is expected to be reclassified from other comprehensive income into earnings within the next 12 months is $0.

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
At September 30, 2021 and December 31, 2020, the Company carried the following financial assets (liabilities) at fair value measured on a recurring basis (in thousands):

	Fair Value as of September 30, 2021

(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$—	$—	$—
Contingent Consideration Liabilities	$—	$—	$(900)	$(900)

	Fair Value as of December 31, 2020

(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest-Rate Swap Contracts	$—	$(35)	$—	$(35)
Contingent Consideration Liabilities	$—	$—	$(2,882)	$(2,882)

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
In 2020, the Company incurred a $2.9 million contingent consideration liability related to the AmberLeaf acquisition. During the nine months ended September 30, 2021, the Company revalued the contingent consideration liability related to the AmberLeaf acquisition after determining that relevant conditions for payment of such liabilities were unlikely to be fully satisfied. The revaluation resulted in a $2.0 million reduction to the contingent consideration liability.
The following table provides information regarding changes in the Company’s contingent consideration liability for the periods ended September 30, 2021 and December 31, 2020.

	Nine Months Ended September 30, 2021	Twelve Months Ended December 31, 2020

	(Amounts in thousands)
Beginning balance	$2,882	$—
Contingent consideration liability incurred	—	2,882
Payments made	—	—
Revaluations	(1,982)	—

Ending balance	$900	$2,882

13.	Shareholders’ Equity
The Company purchases shares to satisfy employee tax obligations related to its Stock Incentive Plan. The Company did not purchase any shares during the nine months ended September 30, 2021 and 2020.

14.	Earnings Per Share
The computation of basic earnings per share is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.
For the three and nine months ended September 30, 2021, there were 270,000 anti-dilutive stock options excluded from the computation of diluted earnings per share. For the three months and nine months ended September 30, 2020, there were no anti-dilutive stock options excluded from the computation of diluted earnings per share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020

	(Amounts in thousands)		(Amounts in thousands)
Revenues:
Data and analytics services	$10,523	$7,176	$28,267	$21,308
IT staffing services	49,008	40,207	134,697	124,083

Total revenues	$59,531	$47,383	$162,964	$145,391

Gross Margin %:
Data and analytics services	51.6%	55.9%	48.2%	51.7%
IT staffing services	22.8%	22.6%	22.4%	22.1%

Total gross margin %	27.9%	27.6%	26.8%	26.5%

Segment operating income:
Data and analytics services	$1,851	$1,579	$3,014	$3,661
IT staffing services	3,916	3,294	9,537	8,644

Subtotal	5,767	4,873	12,551	12,305
Amortization of acquired intangible assets	(792)	(656)	(2,378)	(1,998)
Revaluation of contingent consideration liability	—	—	1,982	—
Interest expenses and other, net	(235)	(191)	(611)	(574)

Income before income taxes	$4,740	$4,026	$11,544	$9,733

Below is a reconciliation of segment total assets to consolidated total assets:

	September 30, 2021	December 31, 2020

	(Amounts in thousands)
Total assets:
Data and analytics services	$58,356	$55,792
IT staffing services	56,726	46,254

Total assets	$115,082	$102,046

Below is geographic information related to our revenues from external customers:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020

	(Amounts in thousands)		(Amounts in thousands)
United States	$57,682	$46,445	$157,156	$142,572
Canada	988	768	3,270	2,363
India and Other	861	170	2,538	456

Total revenues	$59,531	$47,383	$162,964	$145,391

16.	Related-Party Transaction
During the third quarter of 2021, we purchased cybersecurity software licenses from CrowdStrike, Inc. for $98,000. One of our Board members is a Board member of CrowdStrike Inc. The purchase was completed as an arm’s length transaction.

17.	Recently Issued Accounting Standards
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
Critical Accounting Policies
Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form
10-K
for the year ended December 31, 2020 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the nine months ended September 30, 2021.

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
pandemic surfacing in the first quarter of 2020, we realized the economic growth would quickly turn into recessionary conditions, which had a material impact on activity levels in both of our business segments. We are encouraged by the global roll-out
of vaccination programs and signs of economic expansion in 2021. While there is still uncertainty in the global markets relating to the pandemic and its impact on market conditions, we are hopeful that economic conditions will continue to improve during fourth quarter and the 2022 fiscal year will prove to be a healthy macro-economic environment in our key markets.
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
Within our Data and Analytics Services segment many customers are satisfying their D&A needs using a holistic approach. This often results in the customer using one vendor partner rather than multiple vendors. We have responded to this trend by establishing a service offering called “Center of Excellence” which bundles a customer’s total requirements under a multi-year contract. This concept allows us to better understand the customer’s longer-term strategy with respect to D&A and effectively address such needs.
Results of Operations for the Three Months Ended September 30, 2021 as Compared to the Three Months Ended September 30, 2020:
Revenues:
Revenues for the three months ended September 30, 2021 totaled $59.5 million compared to $47.4 million for the corresponding three month period in 2020. This 26% year-over-year revenue increase reflected a 22% increase in our IT staffing services segment and a 47% increase in our data and analytics services segment, of which 19% was organic growth. For the three months ended September 30, 2021, the Company had two clients that had revenues in excess of 10% of total revenues (CGI = 14.6% and Accenture 10.4%). For the three months ended September 30, 2020, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 16.6%). The Company’s top ten clients represented approximately 49% and 51% of total revenues for the three months ended September 30, 2021 and 2020, respectively.
Below is a tabular presentation of revenues by reportable segment for the three months ended September 30, 2021 and 2020, respectively:

Revenues (Amounts in millions)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Data and Analytics Services	$10.5	$7.2
IT Staffing Services	49.0	40.2

Total revenues	$59.5	$47.4

Revenues from our Data and Analytics Services segment totaled $10.5 million in the quarter ended September 30, 2021, compared to $7.2 million in the corresponding quarter last year. This increase in revenues reflected $1.9 million related to our AmberLeaf acquisition and $1.4 million in organic growth. Strong bookings over the last three quarters have favorably impacted our revenue performance in the current quarter.
Revenues from our IT Staffing Services segment totaled $49.0 million in the three months ended September 30, 2021 compared to $40.2 million during the corresponding 2020 period. This 22% increase reflected a higher level of consultants-on-billing,
partially offset by a lower average bill rate in the third quarter of 2021 when compared to the corresponding 2020 quarter. Billable consultant headcount at September 30, 2021 totaled
1,317-consultants
compared to
1,037-consultants
one-year
earlier. The increase in billable consultants over the last
12-month
period (a 27% increase) reflected strong activity levels during the first nine months of 2021. Our average bill rate decreased to $75.51 per hour during the third quarter of 2021 compared to $76.33 per hour in the corresponding 2020 quarter. The decline in average bill rate was due to lower rates on new assignments and was reflective of the types of skill-sets that we deployed. Permanent placement / fee revenues were approximately $0.3 million during the quarter, which were $0.1 million higher than permanent placement / fee revenues of a year ago.
Gross Margins:
Gross profits in the third quarter of 2021 totaled $16.6 million, exceeding third quarter of 2020 gross profits by approximately $3.5 million and reflected our higher revenue performance. Gross profit as a percentage of revenue was 27.9% for the three month period ended September 30, 2021 compared to 27.6% during the same period of 2020. This
30-basis
point improvement largely resulted from higher gross margins in our IT Staffing Services segment.

Below is a tabular presentation of gross margin by reporting segment for the three months ended September 30, 2021 and 2020, respectively:

Gross Margin	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Data and Analytics Services	51.6%	55.9%
IT Staffing Services	22.8	22.6

Total gross margin	27.9%	27.6%

Gross margins from our Data and Analytics Services segment were 51.6% of revenues during the third quarter of 2021, which was below our record gross margin performance in the third quarter of 2020. While gross margins were still very strong in the current quarter, the year-over-year decline was largely due to the consolidation of AmberLeaf, which has a lower margin profile compared to our core data and analytics business.
Gross margins from our IT Staffing Services segment were 22.8% in the third quarter of 2021 compared to 22.6% during the corresponding quarter of 2020. This
20-basis
point improvement was due to higher direct hire fees in the current quarter compared to the third quarter of 2020.
Selling, General and Administrative (“S,G&A”) Expenses:
Below is a tabular presentation of operating expenses by sales, operations, amortization of acquired intangible assets and general and administrative categories for the three months ended September 30, 2021 and 2020, respectively:

S,G&A Expenses (Amounts in millions)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Data and Analytics Services Segment
Sales and Marketing	$1.5	$1.2
Operations	0.6	0.5
Amortization of Acquired Intangible Assets	0.6	0.5
General & Administrative	1.5	0.7

Subtotal Data and Analytics Services	$4.2	$2.9

S,G&A Expenses (Amounts in millions)
IT Staffing Services Segment
Sales and Marketing	$2.0	$1.6
Operations	2.4	2.0
Amortization of Acquired Intangible Assets	0.2	0.2
General & Administrative	2.8	2.2

Subtotal IT Staffing Services	$7.4	$6.0

Total S,G&A Expenses	$11.6	$8.9

S,G&A expenses for the three months ended September 30, 2021 totaled $11.6 million, compared to $8.9 million for the three months ended September 30, 2020. Excluding the amortization of acquired intangible assets in both periods, S,G&A expense as a percentage of total revenues was 18.2% and 17.3%, respectively. The lower S,G&A expense as a percentage of total revenues in 2020 reflected austerity measures implemented due to the pandemic. Fluctuations within S,G&A expense components during the third quarter of 2021, compared to the third quarter of 2020, included the following:

•
Sales expense increased by $0.7 million in the 2021 period compared to the corresponding 2020 period. Approximately $0.1 million reflected AmberLeaf sales expense; $0.2 million was staff expansion in our Data and Analytics Services segment and $0.4 million was due to austerity measures implemented by our IT Staffing Services segment in the 2020 period, which have been unwound in 2021.

•
Operations expense increased $0.5 million in the 2021 period compared to the corresponding 2020 period. Approximately $0.1 million related to investments made to the delivery organization of our Data and Analytics Services segment. Operations expense in our IT Staffing Services segment increased by $0.4 million and related to increases in recruitment staff and higher variable expenses – both due to supporting higher activity levels in 2021.

•	Amortization of acquired intangible assets was $0.1 million higher in the 2021 period due to the AmberLeaf acquisition.

•
General and administrative expense increased by $1.4 million in the 2021 period compared to the corresponding 2020 period. General and administrative expense in our Data and Analytics Services segment increased by $0.8 million due to executive leadership staff increases and higher stock-based compensation expense. In our IT Staffing Services segment, higher stock-based compensation expense and additional administrative staff (as compared to the austerity-impacted levels of 2020) were responsible for a $0.6 million increase from 2020.

Other Income / (Expense) Components:
Other Income / (Expense) for the three months ended September 30, 2021 consisted of interest expense of ($169,000) and foreign exchange losses of ($66,000). For the three months ended September 30, 2020, Other Income / (Expense) consisted of interest expense of ($164,000) and foreign exchange losses of ($27,000).
Income Tax Expense:
Income tax expense for the three months ended September 30, 2021 totaled $1.3 million, representing an effective tax rate on pre-tax
income of 28.1% compared to $1.0 million for the three months ended September 30, 2020, which represented a 25.5% effective tax rate on pre-tax
income. The higher effective tax rate in the 2021 period largely reflected a lower aggregate state income tax rate and an increase in our valuation allowance.
Results of Operations for the Nine Months Ended September 30, 2021 as Compared to the Nine Months Ended September 30, 2020:
Revenues:
Revenues for the nine months ended September 30, 2021 totaled $163.0 million compared to $145.4 million for the corresponding nine month period in 2020. This 12.1% year-over-year revenue increase reflected a 8.6% increase in our IT staffing services segment and a 32.7% increase in our data and analytics services segment, which represented approximately 6% of organic growth when excluding the AmberLeaf acquisition. For the nine months ended September 30, 2021, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 14.8%). For the nine months ended September 30, 2020, the Company had the same one client that had revenues in excess of 10% of total revenues (CGI = 14.8%). The Company’s top ten clients represented approximately 48% and 48% of total revenues for the nine months ended September 30, 2021 and 2020, respectively.
Below is a tabular presentation of revenues by reportable segment for the nine months ended September 30, 2021 and 2020, respectively:

Revenues (Amounts in millions)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Data and Analytics Services	$28.3	$21.3
IT Staffing Services	134.7	124.1

Total revenues	$163.0	$145.4

Revenues from our Data and Analytics Services segment totaled $28.3 million during the nine months ended September 30, 2021, compared to $21.3 million in the corresponding nine-month period last year. Excluding revenues from the AmberLeaf acquisition, organic revenues were 6% higher compared the nine months of 2020. Project delays impacted 2021 revenues during the first half of the year; however, during the third quarter this situation improved significantly. Bookings fared well during the nine months of 2021 totaling approximately $40 million which are significantly above bookings secured in the nine-month period of 2020.
Revenues from our IT Staffing Services segment totaled $134.7 million in the nine months ended September 30, 2021 compared to $124.1 million during the corresponding 2020 period. This 8.6% increase reflected a higher level of billable consultants, partially offset by a lower average bill rate during the first nine months of 2021, when compared to the corresponding 2020 period. Billable consultants increased by
254-consultants
during the first nine months of 2021 versus a decline of
130-consultants
during the nine months ended September 30, 2020. Permanent placement / fee revenues were approximately $0.7 million during the nine months of 2021, which were up $0.2 million from the corresponding 2020 period.

Gross Margins:
Gross profits in the nine months ended September 30, 2021 totaled $43.7 million, compared to $38.5 million during the corresponding 2020 period, an increase of $5.2 million. Gross profit as a percentage of revenue was 26.8% for the nine month period ended September 30, 2021 compared to 26.5% during the same period of 2020. This
30-basis
point improvement reflected higher gross margins in the IT Staffing Services segment and a favorably mix of revenues between our two operating segments.
Below is a tabular presentation of gross margin by reporting segment for the nine months ended September 30, 2021 and 2020, respectively:

Gross Margin	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Data and Analytics Services	48.2%	51.7%
IT Staffing Services	22.4%	22.1%

Total gross margin	26.8%	26.5%

Gross margins from our Data and Analytics Services segment were 48.2% of revenues during the nine month period ended September 30, 2021. This compared to gross margins of 51.7% in the corresponding period of 2020. The margin decline reflects a lower margin profile in our acquired AmberLeaf business, which was acquired in the fourth quarter of 2020.
Gross margins from our IT Staffing Services segment were 22.4% in the nine months ended September 30, 2021 compared to 22.1% during the corresponding period of 2020. This
30-basis
point expansion was due to better gross margins on new assignments secured during the last several quarters.
Selling, General and Administrative (“S,G&A”) Expenses:
Below is a tabular presentation of operating expenses by sales, operations, amortization of acquired intangible assets, revaluation of contingent consideration and general and administrative categories for the nine months ended September 30, 2021 and 2020, respectively:

S,G&A Expenses (Amounts in millions)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Data and Analytics Services Segment
Sales and Marketing	$4.7	$3.7
Operations	2.2	1.4
Amortization of Acquired Intangible Assets	1.8	1.5
Revaluation of Contingent Consideration	(2.0)	—
General & Administrative	3.8	2.2

Subtotal Data and Analytics Services	$10.5	$8.8

S,G&A Expenses (Amounts in millions)
IT Staffing Services Segment
Sales and Marketing	$5.7	$5.3
Operations	6.6	6.4
Amortization of Acquired Intangible Assets	0.6	0.6
General & Administrative	8.2	7.1

Subtotal IT Staffing Services	$21.1	$19.4

Total S,G&A Expenses	$31.6	$28.2

S,G,&A expenses for the nine months ended September 30, 2021 totaled $31.6 million or 19.4% of total revenues, compared to $28.2 million or 19.4% of total revenues for the nine months ended September 30, 2020. Excluding the revaluation of contingent consideration in the 2021 period and the amortization of acquired intangible assets in both periods, S,G,&A expense as a percentage of total revenues would have been 19.1% and 18.0%, respectively. Fluctuations within S,G,&A expense components during the first nine months of 2021, compared to the first nine months of 2020, included the following:

•
Sales expense increased by $1.4 million in the 2021 period compared to the corresponding 2020 period. Sales expense of $1.0 million reflected investments in the sales organization of our Data and Analytics Services segment, of which $0.6 million pertained to the AmberLeaf acquisition. Sales expense in our IT Staffing Services segment was higher by $0.4 million due to austerity measures implemented in the 2020 period, which have been unwound in 2021.

•
Operations expense increased by $1.0 million in the 2021 period compared to the corresponding 2020 period. Approximately $0.8 million reflected investments made to the delivery organization of our Data and Analytics Services segment, including the AmberLeaf acquisition. Operations expense in our IT Staffing Services segment increased by $0.2 million and largely related to increases in recruitment staff and other variable expenses – both due to higher activity levels in 2021.

•	Amortization of acquired intangible assets was $0.3 million higher in the 2021 period due to the AmberLeaf acquisition.

•	Revaluation of contingent consideration totaled a credit of $2.0 million in the 2021 period and related to the AmberLeaf acquisition.

•
General and administrative expense increased by $2.7 million in the 2021 period compared to the corresponding 2020 period. General and administrative expense in our Data and Analytics Services segment increased by $1.6 million due to executive leadership staff increases and higher stock-based compensation expense. In our IT Staffing Services segment, higher stock-based compensation expense and additional administrative staff (from the austerity-impacted levels of 2020) were responsible for a $1.1 million increase from 2020.

Other Income / (Expense) Components:
Other Income / (Expense) for the nine months ended September 30, 2021 consisted of interest expense of ($523,000) and foreign exchange losses of ($88,000). For the nine months ended September 30, 2020, Other Income / (Expense) consisted of interest expense of ($641,000) and foreign exchange gains of $67,000. The lower level of interest expense was reflective of debt payments in 2021 and 2020.
Income Tax Expense:
Income tax expense for the nine months ended September 30, 2021 totaled $3.2 million, representing an effective tax rate on pre-tax
income of 27.8% compared to $1.9 million for the nine months ended September 30, 2020, which represented a 19.5% effective tax rate on pre-tax
income. The lower effective tax rate in the 2020 period largely reflected excess tax benefits related to the exercise of stock options and the vesting of restricted share units.
Liquidity and Capital Resources:
Financial Conditions and Liquidity:
At September 30, 2021, we had bank debt, net of cash balances on hand, of $8.8 million and $30 million of borrowing capacity under our existing credit facility.
Historically, we have funded our organic business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At September 30, 2021, our accounts receivable “days sales outstanding” (“DSOs”) measurement increased by three days to
66-days
from our June 30, 2021 measurement. This measurement is on the high-end
of our expectations.
We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility will be adequate to fund our business needs and debt service obligations over the next twelve months, exclusive of any acquisition activity.
Cash flows provided by (used in) operating activities:
Cash provided by operating activities for the nine months ended September 30, 2021 totaled $1.9 million compared to cash provided by operating activities of $16.9 million during the nine months ended September 30, 2020. Elements of cash flows in the 2021 period were net income of $8.3 million, non-cash
charges of $4.3 million, and an increase in operating working capital levels of ($10.7 million). During the nine months ended September 30, 2020, elements of cash flows were net income of $7.8 million, non-cash
charges of $3.9 million and a decrease in operating working capital levels of $5.2 million. The operating working capital increase in the 2021 period reflects investment to support revenue growth and a higher DSO measurement. The operating working capital decrease in the 2020 period reflected an improvement in DSOs and higher payroll accruals.

Cash flows (used in) investing activities:
Cash (used in) investing activities for the nine months ended September 30, 2021 was ($1.1 million) compared to ($247,000) for the nine months ended September 30, 2020. In 2021 and 2020, capital expenditures represented the majority of these investing activities. The increase in the 2021 capital expenditures largely related to system upgrades and the implementation of our Data and Analytics Services segment to our Oracle Cloud platform.
Cash flows (used in) financing activities:
Cash (used in) financing activities for the nine months ended September 30, 2021 totaled ($3.0 million) and consisted of ($3.3 million of term loan repayments, partially offset by $0.3 million related to the issuance of common stock applicable to the Company’s employee stock purchase plan and the exercise of stock options. Cash (used in) financing activities for the nine months ended September 30, 2020 totaled ($15.5 million) and consisted of net debt payments on our term loan and revolving credit line of ($16.9 million), partially offset by $1.4 million of proceeds from the exercise of stock options and the issuance of common stock related to the Company’s Employee Stock Purchase Plan.
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
Recently Issued Accounting Standards:
Recent accounting pronouncements are described in Note 17 to the accompanying financial statements.

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
The Company completed the acquisition of AmberLeaf Partners, Inc. on October 1, 2020 and has not yet included AmberLeaf in its assessment of the effectiveness of its internal control over financial reporting. The Company is currently integrating AmberLeaf into its operations, compliance programs and internal control processes. Accordingly, pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for one year following the acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include AmberLeaf. AmberLeaf constituted approximately 17% of the Company’s total assets (inclusive of acquired intangible assets) as of September 30, 2021, and approximately 3% of the Company’s net sales for the nine months ended September 30, 2021. AmberLeaf will be included in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021.
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
Implementation of Plan to Remediate Material Weaknesses
Management is in the process of implementing measures designed to improve the Company’s internal control over financial reporting to remediate these material weaknesses. Remediation activities and planning are subject to ongoing senior management review, as well as Audit Committee oversight. During the nine months ended September 30, 2021, we implemented the following changes to our internal control over financial reporting:

•	hired additional personnel in both the first and second quarters of 2021;

•	enhanced our management review control processes associated with complex accounting matters beginning in the first quarter and substantially completed in the second quarter of 2021;

•	started testing for effectiveness our enhance management review control processes associated with complex accounting matters during the third quarter of 2021; and

•
started the systems implementation process in the second quarter of 2021 to move the Data and Analytics subsidiary responsible for material weakness #2 above, to our Oracle Cloud ERP System. This implementation was completed in October 2021 for the subsidiary in question.

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
Changes in Internal Control over Financial Reporting
As described above, there were changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Annual Report on
Form 10-K
for the year ended December 31, 2020, filed with the SEC on March 16, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our Common Stock repurchased during the quarter ended September 30, 2021 is set forth in the following table:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (1)
July 1, 2021 - July 31, 2021	—	—	—	—
August 1, 2021 - August 31, 2021	—	—	—	—
September 1, 2020 - September 30, 2021	—	—	—	—

Total	—	—	—	—

(1)	As of September 30, 2021, the Company does not have a publicly announced repurchase program in place.

ITEM 6.	EXHIBITS
(a) Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of November, 2021.

MASTECH DIGITAL, INC.

November 8, 2021	/s/ VIVEK GUPTA
Vivek Gupta Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer
(Principal Financial Officer)