Form 10-K
period 2021-12-31
Mastech Digital, Inc.
filed 2022-03-14
CIK 1437226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
of the Exchange Act.
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☒
Emerging growth company  ☐
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
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by
non-affiliates
of the registrant as of June 30, 2021 (based on the closing price on such stock as reported by NYSE American on such date) was $47,201,000.
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of March 1, 2022 was 11,526,705.
Auditor Firm ID: 1195    Auditor Name: UHY LLP    Auditor Location: Farmington Hills, Michigan
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for May 11, 2022 to be filed with the Commission, are incorporated by reference into Part III of this Annual Report on Form
10-K.

MASTECH DIGITAL, INC.
2021 FORM
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
Factors or events that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

•	changes in general U.S. and global economic conditions and economic conditions in the industries in which we operate;

•	the severity and duration of the COVID-19 pandemic;

•	our ability to retain existing clients and obtain new clients;

•	changes in competitive conditions;

•	our ability to introduce new service offerings;

•	availability of and retention of skilled technical employees and key personnel;

•	technological changes;

•	changes in accounting standards, rules and interpretations;

•	the terminability of many of our contracts without penalty to our clients;

•	changes in immigration laws, patterns and other factors related to visa holders;

•	liabilities and unanticipated developments resulting from litigations, regulatory investigations and similar matters;

•	fluctuations due to currency exchange rate variations;

•	changes in other U.S. laws, rules and regulations, including the Internal Revenue Code;

•	changes in India’s geopolitical environment, laws, rules and regulations;

•	the impact and success of new acquisitions;

•	management’s ability to identify and manage risks;

•	the occurrence of other health epidemics or other outbreaks that disrupt business and day-to-day activities; and

•	breach of our systems due to a cyber security attack.

ITEM 1.	BUSINESS
Overview
Mastech Digital, Inc. (referred to in this report as “Mastech Digital”, “Mastech”, the “Company”, “us”, “our” or “we”) is a provider of Digital Transformation IT Services. The Company offers data and analytics solutions; digital learning; and IT staffing services for both digital and mainstream technologies. Headquartered near Pittsburgh, Pennsylvania, we have approximately 1,600 consultants that provide services across a broad spectrum of industry verticals. We do not sell, lease or otherwise market computer software or hardware and essentially 100% of our revenue is derived from the sale of data and analytics, IT staffing and digital transformation services.
Our Data and Analytics Services segment delivers specialized data management, data engineering, customer experience consulting, data analytics and cloud services to customers globally. Each of these services can be delivered using onsite and offshore resources.
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
from iGATE. On September 30, 2008, we
spun-off
from iGATE and began operating as an independent public company. Together with our operating subsidiaries, we have over 35 years of history as a reliable provider of IT staffing services.
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
In 2003, we launched our offshore global recruitment center model in an effort to meet an increase in industry demand with lower cost recruiting resources. Over the last eighteen years, we have made significant investments in our offshore center to improve infrastructure, processes and effectiveness. Additionally, we have made investments in recent years in our domestic recruitment structure, primarily to support our branch service model.
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
In 2018 and 2019, we significantly expanded our service offerings and capabilities within our Data and Analytics Services segment.
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
In 2021, we added cloud service capabilities to our Data and Analytics Services segment and expanded our IT Staffing Services segment’s
MAS-REMOTE
offering to include
off-shore
staffing services.
Operating Segments
Our revenues are generated from two business segments: Data and Analytics Services and IT Staffing Services. Details related to these two businesses are discussed separately below, while information about our employees, differentiators, intellectual property rights and various other aspects of our business is shown in the aggregate for Mastech Digital, Inc.
Data and Analytics Services
Our Data and Analytics Services segment began with the acquisition of InfoTrellis, Inc.’s services business in July 2017. The resulting business unit and segment operates under the name Mastech InfoTrellis, with locations in Atlanta, Toronto, London, Dublin, Singapore, and Chennai, India. Mastech InfoTrellis is a specialist data management, data engineering, and data science business focused on helping companies “Architect Enterprise Intelligence” to realize improved returns on their investment. With the October 2020 acquisition of AmberLeaf, this segment gained complimentary capabilities in customer experience consulting and managed services.

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
Geographic and Vertical Focus
Mastech InfoTrellis’ primary customer geographies are in North America; however, we have customers and prospects in Europe, the Middle East and the ASEAN region. Our target clients are largely corporations with revenues exceeding $1 billion. Our typical project size, excluding our multi-year Center of Excellence contracts, is in the $500,000 to $1 million range depending on the scope and duration of the engagement. Our Center of Excellence contracts generally range from $5 million to $12 million. From a vertical perspective, customers in the financial services, retail, healthcare, manufacturing and government segments are significant users of our services. Below is a breakdown of customer revenue percentages for each industry vertical in 2021:

Financial Services	34%	Healthcare	10%
Manufacturing	21%	Government	6%
Retail	20%	Other	9%
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
Recruiting
We operate several small recruiting centers located in the U.S. and one significantly larger facility in NOIDA, India that deliver a full range of recruiting and sourcing services. Our centers employ approximately 200 recruiters and sourcers who focus on recruiting U.S.-based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests faster than the competition is critical for success in our industry as most staffing firms access the same candidate pool via job boards and websites. The combination of our offshore recruiting capabilities, investment in sourcing and recruiting processes, expanded search coverage, around-the-clock
sourcing, and extensive candidate pool, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.
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
Technology and Client Focus of our IT Staffing and Digital Transformation Services
Our staffing delivery teams, spread across the U.S. and India, are segmented 1) by technologies, allowing us to reach deep and wide in our understanding of technology domains; and 2) by client relationships which gives us a keen understanding of our clients’ needs and preferences. The delivery teams work in an integrated manner to provide quality IT talent with a faster turnaround time than many of our competitors. We have long-standing engagements with marquee brands and other premier global enterprises across various industries.
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
We provide these services across a broad spectrum of industry verticals, including: financial services, government, healthcare, manufacturing, retail, technology, telecommunications and transportation. Below is a breakdown of our IT Staffing billable consultant base by industries that represented at least 5% of our billable consultants as of December 31, 2021:

Financial Services	45%	Government	7%
Technology	17%	Other	6%
Healthcare	12%	Retail	5%
Telecom	8%
Mastech Digital, Inc.
Employees
At December 31, 2021, we had 1,155 North American employees and 508 employees offshore, in addition to 351 subcontracted professionals. None of our employees are subject to collective bargaining agreements governing their employment with our Company. We employ our consultants on both an hourly and salary basis. A large portion of our salaried employees are
H1-B
visa holders. We enjoy a good reputation within the
H1-B
visa community, which allows us to access a very broad candidate pool. The majority of our hourly employees are U.S. citizens. On average, we maintain a balanced composition of salaried and hourly employees. We believe that our employee relations are good.
Intellectual Property Rights
Our intellectual property consists primarily of proprietary processes; client, employee and candidate information; and proprietary rights of third parties from whom we license intellectual property. We also own proprietary knowledge of the frameworks and products that we have built in our Mastech InfoTrellis business. We rely upon a combination of nondisclosure and other arrangements to protect our intellectual property.
Seasonality
Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation trends. Accordingly, we typically have lower utilization rates during the fourth quarter. Additionally, assignment completions tend to be higher near the end of the calendar year, which largely impact our revenue and gross profit performance during the subsequent quarter.
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
Our Strengths
We believe our strengths compared to industry peers include:
Established client base
Our client base consists of large,
medium-sized
and small companies that span across multiple industry verticals. Long-standing relationships with corporate clients, blue-chip IT integrators and MSPs are a core component of our future growth strategy for our staffing business, while good relationships with customer influencers and
C-level
decision makers drives our Mastech InfoTrellis business. These relationships, exemplified by our consistently low customer attrition rate, reflect our focus and commitment to our customers.
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
Attractive financial profile
We have historically enjoyed a lower operating cost structure than our industry peers due to our low cost telesales in our IT Staffing Services segment and our offshore delivery models in both of our operating segments. These business models are cost-effective and allow us to quickly adjust our cost structure to changes in our business environment. Our blue-chip client base has resulted in high quality accounts receivable and a strong and predictable cash flow conversion metric. Additionally, we have an existing credit facility to support our organic and inorganic growth aspirations.

Expertise in high-demand digital transformation IT skills
In our Data and Analytics Services segment, we have strong expertise in data management, data engineering, analytics and customer experience consulting – both in North America as well as off-shore.
Additionally, we have considerable industry experience by serving some of the world’s most-respected brands in financial services, manufacturing, retail and healthcare.
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
Government Regulation
We recruit IT professionals on a global basis from time to time and, therefore, must comply with the immigration laws in the countries in which we operate. As of December 31, 2021, approximately 26% of our workforce was working under Mastech Digital sponsored
H1-B
temporary work permits. Statutory law limits the number of new
H1-B
petitions that may be approved in a fiscal year to enter the U.S. Legislation could be enacted limiting
H1-B
visa holders’ employment with staffing companies. In recent years, the vast majority of our
H1-B
hires were not subject to the annual quota limiting
H1-B
visas because they were already in the U.S. under
H1-B
visa status with other employers. Additionally, the U.S. Congress has recently considered, and may consider in the future, extensive changes to U.S. immigration laws regarding the admission of high-skilled temporary and permanent workers and increases in prevailing wage related to
H1-B
employees. Such changes, if enacted, may impact the types of
H1-B
temporary work permits that could be granted, the number of available
H1-B
temporary work permits, or the required prevailing wage that we are required to pay our
H1-B
employees, which in turn may have a negative impact on our revenues and profits.
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
The
COVID-19
pandemic and efforts to control its spread have significantly curtailed the movement of people and goods and services worldwide in regions where we sell our services and conduct our business operations. The pandemic has resulted in a global slowdown of economic activity, including travel restrictions and prohibitions of non-essential
activities in some cases. Our revenues and operations were affected by a range of external factors in 2020 and 2021 related to the
COVID-19
pandemic. Although we believe the immediate impact of the
COVID-19
pandemic has been assessed and largely reflected in our 2021 financial results, the long-term magnitude and duration of the disruption and resulting decline in business activity is still highly uncertain and cannot currently be predicted. While the roll-out
of global vaccination programs is an encouraging sign for the future, the
COVID-19
variants and efforts to control their spread could still continue to adversely affect our business, impact the demand for our services and alter the way we conduct our business, and we cannot predict the magnitude or duration of these effects.
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
Our acquisition AmberLeaf Partners, Inc. may not provide us with the long-term business advantages that we expected which may result in the slower growth of our business and reduced operating margins.
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
Our revenues are highly dependent on clients located in North America, as well as clients concentrated in certain industries. Economic slowdowns, changes in law and other restrictions or factors that affect the economic health of these industries may affect our business. For the year ended December 31, 2021, approximately 48% of our revenues were derived from our top ten clients. Consequently, if our clients reduce or postpone their spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the rate of economic growth may reduce the demand for our services and negatively affect our revenues and profitability.
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
At December 31, 2021, we had outstanding borrowings of $13.1 million under our Credit Agreement with PNC Bank and certain other financial institution lenders (the “Credit Agreement”), which amount consists of $13.1 million of outstanding borrowings under the term loan and no outstanding borrowings under the revolving credit facility. Our level of indebtedness could have important consequences on our future operations, including the following:

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
A significant number of organizations are attempting to migrate their IT business applications to advanced technologies, such as cloud services, data scientists, mobility, and social analytics. As a result, our ability to remain competitive depends on several factors, including our ability to develop, train and hire employees with skills in advanced technologies. Our failure to hire, train and retain employees with such skills could have a material adverse impact on our future revenues.
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
Should we experience a disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, security breach, power loss, telecommunications failure or other natural or man-made
disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience near-term operational challenges with regard to particular areas of our operations. In particular, our ability to recover from any disaster, pandemic or other business continuity problem will depend on our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster. A disaster or pandemic, on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster, pandemic or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability. For example, the
COVID-19
pandemic and governmental actions taken to curtail the spread of the virus during 2020 and 2021 had a material impact on our employees, customers and third-party providers and impacted the level of economic activity. Any such disaster or other business continuity problem could have a material adverse impact on our revenues and profitability.
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
We recruit IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the U.S. As of December 31, 2021, approximately 26% of our workforce was working under Mastech Digital sponsored
H1-B
temporary work permits. Statutory law limits the number of new
H1-B
petitions that may be approved in a fiscal year, and if we are unable to obtain
H1-B
visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. Additionally, legislation could be enacted limiting
H1-B
visa holders’ employment with staffing and data analytics companies, which could result in reduced revenues and/or a higher cost of recruiting.
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
In 2017, U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U. S. policy have occurred and further U.S. policy changes are possible, if not likely. Changes to U.S. policy implemented by the U.S. Congress or the Biden administration may impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
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
We provide healthcare coverage to our U.S.-based employees that are subject to the Affordable Care Act (“ACA”). Additional provisions of the ACA and the compliance of such may result in higher overall costs to the Company, which could have a negative impact on our operating results, cash flows and financial condition
.
Risks Related to Economic and Financial Conditions
We make estimates and assumptions in connection with the preparation of our consolidated financial statements and any changes to those estimates and assumptions could adversely affect our financial results.
Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The application of these principles require us to make estimates and assumptions about certain items and future events that may affect our reported financial statements and our accompanying disclosure with respect to, among other things, revenue recognition, purchase accounting fair value measurements, contingent consideration and taxation related items. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at the time they are made. These estimates and assumptions involve the use of judgment and can be subject to uncertainties, some of which are beyond our control. If our estimates or the assumptions underlying such estimates are incorrect, actual results may differ materially from our estimates and we may need to, among other things, revise revenues or recognize additional charges that could adversely impact our results of operations and our financial condition.
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
Negative economic or business conditions brought on by a global health pandemic, epidemic or outbreak may adversely affect demand for our services.
Our business depends on the overall demand for IT and data and analytics professionals and on the economic health of our clients. Our business could be adversely affected by the effects of the
COVID-19
virus or another pandemic, epidemic or outbreak on the economic and business climate. For example, the spread of the
COVID-19
virus and the efforts taken to control its spread may cause companies to reduce their staffing and data and analytics budgets and adversely affect demand for our services, thus reducing our revenues. Furthermore, the impact of the
COVID-19
virus outbreak and the actions taken to curtail the spread of the virus could disrupt or materially impair the ability of our clients to operate their businesses. Any such disruption or impairment could lower the demand for our services, result in collection issues on our outstanding accounts receivable and have a material adverse impact on our revenues and profitability.

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
Sunil Wadhwani and Ashok Trivedi,
co-founders
of the Company, beneficially own approximate 60% of Mastech Digital’s outstanding common stock. Accordingly, Messrs. Wadhwani and Trivedi together have sufficient voting power to elect all the members of the Board of Directors and to effect transactions without the approval of our other shareholders, except for those limited transactions that require a supermajority vote under our bylaws or articles of incorporation. The interests of Messrs. Wadhwani and Trivedi may from time to time diverge from our interests. Mastech Digital’s Audit Committee consists of independent directors and addresses certain potential conflicts of interest and related party transactions that may arise between us and our directors, officers or our other affiliates. However, there can be no assurance that any conflicts of interest will be resolved in our favor.
Our results of operations and share price could be adversely affected if we are unable to maintain effective internal controls.
Internal controls related to the operation of our business are critical to our ability to provide accurate financial statements and an appropriate internal control environment. We are required to provide a report from management on our internal controls over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changing conditions. Because of these limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. Also, while the Company remediated over the course of the 2021 fiscal year two material weaknesses identified in 2020, the completion of this remediation does not provide assurance that the Company’s remediation or other controls will continue to operate properly. Furthermore, management’s report on the Company’s internal controls over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form
10-K.
If we cannot maintain and execute adequate internal control over financial reporting or implement necessary new or improved controls that provide reasonable assurance of the reliability of our financial reporting and preparation of our financial statements for external use, we could suffer harm of our reputation, fail to meet our public reporting requirements on a timely basis, be unable to properly report our financial results, or be required to restate our financial statements, which could result in the loss of investor confidence and may adversely impact our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Information regarding the principal properties leased by us and our subsidiaries as of December 31, 2021 is set forth below:

Location	Principal Use	Occupying Business Segment	Approximate Square Footage
Moon Township, Pennsylvania	Corporate headquarters, executive, human resources, sales, recruiting, marketing and finance	IT Staffing	11,500
Waltham, Massachusetts	Sales office	IT Staffing	1,700
Chicago, Illinois	Executive, sales and recruiting	IT Staffing	2,300
Atlanta, Georgia	Executive, sales and marketing	Data and Analytics	2,700
Toronto, Canada	Human resources, sales, marketing and delivery	Data and Analytics	3,800
NOIDA, India	Sales and recruiting office	IT Staffing	39,900
Chennai, India	Sales and delivery center	Data and Analytics	35,400

ITEM 3.	LEGAL PROCEEDINGS
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
On March 1, 2022, we had 84 registered holders of record of our common stock. This figure excludes an estimate of the indeterminate number of beneficial holders whose shares may be held by brokerage firms and clearing agencies. We currently do not pay recurring dividends on our common stock.
Currently, we do not have an active share repurchase program. However, we do from time to time purchase shares to satisfy employee tax obligations related to the vesting of restricted shares, in accordance with the Company’s Stock Incentive Plan provisions. During 2021 and 2020, the Company did not purchase any shares to satisfy such employee tax obligations.
In October 2018, the Board of Directors of the Company approved the Mastech Digital, Inc. 2019 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is intended to meet the requirements of Section 423 of the Code and required the approval of the Company’s shareholders to be qualified under Section 423 of the Code. On May 15, 2019, the Company’s shareholders approved the Stock Purchase Plan. Under the Stock Purchase Plan, 600,000 shares of Common Stock (subject to adjustment upon certain changes in the Company’s capitalization) are available for purchase by eligible employees who become participants in the Stock Purchase Plan. The purchase price per share is 85% of the lesser of (i) the fair market value per share of Common Stock on the first day of the offering period, or (ii) the fair market value per share of Common Stock on the last day of the offering period. For the year ended December 31, 2021 and December 31, 2020, stock purchases under the Stock Purchase Plan totaled 23,492 and 20,459 shares at an average purchase price of $12.84 and $10.91, respectively. At December 31, 2021, there were 515,549 shares available for purchase under the Plan.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Economic Trends and Outlook
Generally, our business outlook is highly correlated to general North American economic conditions, particularly with respect to our IT Staffing Services segment. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing global economy, demand for our services tends to decline. As the economy slowed in 2007 and recessionary conditions emerged in 2008 and 2009, we experienced less demand for our IT staffing services. With economic expansion in 2010 through 2019 activity levels improved. However, as economic conditions strengthened, we experience increased tightness in the supply-side (skilled IT professionals) of our businesses. These supply-side challenges pressured resource costs and to some extent gross margins. As we entered 2020, we were encouraged by continued growth in the domestic job markets and expanding U.S. and global economies. However, with the
COVID-19
pandemic surfacing in the first quarter of 2020, we realized that economic growth would quickly turn into recessionary conditions, which had a material impact on activity levels in both of our business segments. In 2021, we were encouraged by the global roll-out
of vaccination programs and signs of economic improvement, however, the proliferation of
COVID-19
variants have caused some uncertainty and disruption in the global markets. As we enter 2022, we are hopeful that both
COVID-19-related
concerns and economic uncertainty subsides and conditions improve throughout the year.
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
Recent growth in advanced technologies (social, cloud, analytics, mobility, automation) is providing opportunities within our IT Staffing Services segment. However, supply side challenges have proven to be acute with respect to many of these technologies. We believe these challenges will remain in 2022.
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

Below is a tabular presentation of revenues and gross profit margins by segment for the periods discussed:
Revenues & Gross Margin by Segment
(Revenues in millions)

	Years Ended December 31,
Revenues	2021	2020	2019
Data and Analytics Services	$38.3	$30.2	$26.7
IT Staffing Services	183.7	163.9	166.9

Total Revenues	$222.0	$194.1	$193.6

Gross Margin %
Data and Analytics Services	48.4%	50.5%	46.7%
IT Staffing Services	22.3%	22.1%	21.3%

Total Gross Margin %	26.8%	26.6%	24.8%

Below is a tabular presentation of operating expenses by sales and marketing operations, amortization of acquired intangible assets, acquisition transaction expenses, revaluation of contingent consideration and general and administrative categories for the periods discussed:
Selling, General & Administrative (“S,G&A”) Expense Details
(Amounts in millions)

	Years Ended December 31,
	2021	2020	2019
Data and Analytics Services Segment
Sales and Marketing	$6.2	$4.9	$3.4
Operations	2.6	1.9	1.0
Amortization of Acquired Intangible Assets	2.5	2.1	2.0
Acquisition Transaction Expenses	0.1	0.6	(0.1)
Revaluation of Contingent Consideration	(2.9)	—	(6.1)
General & Administrative	4.5	3.0	2.5

Subtotal Data and Analytics Services	$13.0	$12.5	$2.7

IT Staffing Services Segment
Sales and Marketing	$7.8	$7.1	$8.6
Operations	9.1	8.1	10.2
Amortization of Acquired Intangible Assets	0.7	0.7	0.7
General & Administrative	11.2	9.7	8.8

Subtotal IT Staffing Services	$28.8	$25.6	$28.3

Total S,G&A Expenses	$41.8	$38.1	$31.0

2021 Compared to 2020
Revenues
Revenues for the year ended December 31, 2021 totaled $222.0 million, compared to $194.1 million for the year ended December 31, 2020. This 14% increase in total revenues reflected revenue growth of 27% (approximately 11% organic) in our Data and Analytics Services segment and a 12% revenue increase in our IT

Staffing Services segment. In our Data and Analytics Services segment, activity levels improved from COVID-impacted market conditions in 2020. However, in 2021 we continued to see some client reluctance to start new projects, albeit on a much smaller scale than in 2020. Bookings in 2021 approximated $55 million, a marked improvement over 2020 and pipeline opportunities were elevated from a year ago as well. Revenue growth in our IT Staffing Services segment reflected a
198-consultant
increase during the year compared to a
104-consultant
decline in 2020. We ended 2021 with 1,261
consultants-on-billing
versus 1,063
consultants-on-billing
at
year-end
2020. Our average IT staffing bill rate for 2021 totaled $75.66 per hour compared to $76.60 per hour in 2020. This bill rate decrease was due to lower rates on new assignments and was reflective of the type of skill-sets that we deployed. Permanent placement / fee revenues totaled $1.2 million in 2021, up over 60% from a year ago.
In both 2021 and 2020, we had one client that exceeded 10% of total revenues (CGI = 15.0% in both periods, respectively). Our top ten clients represented 48% of total revenues in 2021 compared to 47% of total revenues in 2020.
Gross Margin
Gross profit increased to $59.4 million in 2021 compared to $51.5 million in 2020, an increase of 15% on a year-over-basis. Gross profit as a percentage of revenue totaled 26.8% in 2021 compared to 26.6% in 2020. The improvement in our gross margin percentage largely reflected a favorable mix of revenues between our D&A and IT Staffing segments. In our Data and Analytics Services segment, gross margins declined by
210-basis
points from a record 50.5% in 2020. This decrease in margins reflected a lower margin profile in our acquired AmberLeaf business. Gross margins in our IT Staffing Services segment were 22.3% in 2021 compared to 22.1% in 2020. This
20-basis
point improvement was largely due to better margins on new assignments and higher permanent placement revenues in 2021.
Selling, General and Administrative (“S,G&A”) Expenses
S,G&A expenses in 2021 totaled $41.8 million and represented 18.8% of total revenues, compared to $38.1 million or 19.6% of revenues in 2020. When excluding acquisition transaction expenses; the revaluation of contingent consideration; and the amortization of acquired intangible assets, adjusted S,G&A expenses related to operations, as a percentage of revenues was 18.6% in 2021 versus 17.9% in 2020. The increase in S,G&A as a percentage of revenues excluding these items was largely due to investments made to our Data and Analytics Services segment.
Fluctuations within S,G&A expense components during 2021 compared to 2020 included the following:

•
Sales expense was $2.0 million higher in 2021 compared to the previous year. In the Data and Analytics Services segment sales expense increased by $1.3 million in 2021 due to investments made to the sales organization of $0.7 million and $0.6 million related to the consolidation of AmberLeaf’s sales expense. IT staffing sales expense increased by $0.7 million due to austerity measures implemented in the 2020 period, which were unwound in 2021.

•
Operations expense increased by $1.7 million compared to 2020. Approximately $0.7 million reflected investments made to the delivery organization of our Data and Analytics Services segment – including an upgraded and expanded facility in Chennai, India. Operations expense in the IT Staffing Services segment increased by $1.0 million in 2021, largely due to higher recruitment staff and other variable expenses – both reflective of higher activity levels in the current year.

•	Amortization of acquired intangible assets was $3.2 million in 2021 versus $2.8 million in 2020. The increase related to amortization associated with the AmberLeaf acquisition.

•
Acquisition transaction expense was $0.1 million in 2021 and $0.6 million in 2020. The 2021 expense was related to an acquisition opportunity that was halted by us. The 2020 acquisition transaction expenses related to the AmberLeaf acquisition.

•	The revaluation of a contingent consideration liability totaled a credit of $2.9 million in 2021 related to the AmberLeaf acquisition. No contingent consideration revaluations occurred in 2020.

•
General & administrative expenses increased by $3.0 million in 2021 compared to 2020. Our Data and Analytics Services segment was responsible for $1.5 million of this increase due to higher executive leadership and stock-based compensation expenses, as well as the consolidation of a full year of AmberLeaf in 2021. The IT Staffing Services segment had higher general and administrative expenses in 2021 of $1.5 million compared to the austerity-impacted levels of 2020 due to higher stock-based compensation expense, additional administrative staff and the unwinding of austerity measures from 2020.

Other Income / (Expense) Components
In 2021, other income / (expense) consisted of interest expense of ($675,000) and foreign exchange losses of ($49,000). In 2020, other income / (expense) consisted of interest expense of ($866,000) and foreign exchange gains of $96,000. The decline in interest expense was largely due to lower average outstanding borrowings. Net foreign exchange losses in 2021 compared to 2020 reflected exchange rate variations between the Indian rupee and the Canadian dollar compared to the U.S. dollar.
Income Tax Expense
Income tax expense for 2021 was $4.7 million and represented an effective tax rate on pre-tax
income of 27.6% compared to $2.8 million in 2020, which represented an effective tax rate on pre-tax
income of 21.9%. The lower 2020 effective tax rate was largely due to excess tax benefits related to the exercise of stock options and the vesting of restricted shares.
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
Liquidity and Capital Resources
Financial Conditions and Liquidity
At December 31, 2021, we had outstanding bank debt, net of cash balances on hand, of $6.5 million and approximately $32.4 million of borrowing capacity under our existing credit facility. During 2021, our outstanding bank debt, net of cash balances on hand, declined by approximately $3.3 million, despite investments in operating working capital of $12 million and capital expenditures of $1.9 million – largely due to facility upgrades to our Chennai delivery center and upgrades to our IT Systems environment. The increase in operating working capital levels reflected higher revenues in 2021 and the repayment of $2.3 million related to the
COVID-19
payroll tax deferment program. (See Note 8 for further details).
Historically, we have funded our business needs with cash generation from operating activities. In the data and analytics services and IT staffing services industries, investment in operating working capital levels (defined as current assets excluding cash and cash equivalents minus current liabilities, excluding short-term borrowings) is a significant use of cash. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash preservation. Our accounts receivable “days sales outstanding” measurement (“DSO”) was
61-days
at
year-end
2021 and
60-days
at
year-end
2020. The slightly higher DSO measurement in 2021 is due to a higher DSO measurement in our solution-based data and analytics business. As data and analytics revenues increase as a percentage of total revenues, we would expect a natural increase in our overall DSO measurement.
Cash provided by operating activities, our cash and cash equivalent balances on hand at December 31, 2021 and current availability under our existing credit facility are expected to be adequate to fund our business needs over the next 12 months, absent any major acquisition-related activities.
Below is a tabular presentation of cash flow activities for the periods discussed:

	Years Ended December 31,
Cash Flows Activities	2021	2020	2019
	(Amounts in millions)
Operating activities	$5.2	$21.2	$16.1
Investing activities	(2.1)	(9.6)	(0.9)
Financing activities	(4.1)	(6.7)	(13.4)
Operating Activities
Cash provided by (used in) operating activities for the years ended December 31, 2021, 2020 and 2019 totaled $5.2 million, $21.2 million and $16.1 million, respectively. In 2021, cash flows from operating activities included net income of $12.2 million, non-cash
charges of $4.7 million and increases in operating working capital of ($11.7 million). In 2020, cash flows from operating activities included net income of $9.9 million, non-cash
charges of $4.0 million and reductions in operating working capital of $7.3 million. In 2019, cash flows from operating activities included net income of $11.1 million, non-cash
charges of ($0.1 million) and reductions in operating working capital of $5.1 million. The 2021 increase in operating working capital reflected higher accounts receivable due to higher revenue levels and a $2.3 million repayment of the
COVID-19
payroll tax deferment program. The 2020 reduction in operating working capital was due to lower accounts receivable,

reflecting revenue declines in the second half of the year and $4.6 million related to the
COVID-19
payroll tax deferment program. The 2019 decline in operating working capital was reflective of the resolution of cash conversion disruptions related to our 2018 Cloud-based ERP platform implementation.
We would expect operating working capital levels to increase should revenue grow in 2022. Accordingly, an increase in operating working capital would result in a reduction in cash generated from operating activities. We believe DSO’s will remain at current levels or increase marginally should data and analytics revenues grow disproportionately to total revenues. Additionally, the $4.6 million payroll tax deferment in 2020 will require a final payment of $2.3 million in 2022, which will negatively impact cash flows from operating activities in 2022.
Investing Activities
Cash (used in) investing activities for the years ended December 31, 2021, 2020 and 2019 totaled ($2.1million), ($9.6 million) and ($0.9 million), respectively. In 2021, cash (used in) investing activities consisted of ($1.9 million) of capital expenditures and ($0.2 million) of non-current
deposits (office lease deposits). In 2020, cash (used in) investing activities related to the acquisition of AmberLeaf of ($9.3 million) and capital expenditures of ($0.3 million). In 2019, cash (used in) investing activities included capital expenditures of ($1.0 million), partially offset by $0.1 million of recoveries of non-current
deposits. In 2021, capital expenditures were largely related to system upgrade expenditures and improvements to our data and analytics delivery center in Chennai, India.
Financing Activities
In 2021, cash (used in) financing activities totaled ($4.1 million) and included debt repayments of ($4.4 million) and the payment of deferred financing costs of ($0.2 million) related to our credit facility amendment, partially offset by proceeds from the exercise of stock options and the issuance of common stock related to the Company’s employee stock purchase plan of $0.5 million. In 2020, cash (used in) financing activities totaled ($6.7 million) and consisted of debt repayments, net of term-loan refinancing associated the AmberLeaf acquisition of ($8.0 million) and the payment of deferred financing costs of ($0.3 million), partially offset by $1.4 million proceeds from the exercise of stock options and the issuance of common stock of $0.2 million. In 2019, cash (used in) financing activities totaled ($13.4 million) and largely consisted of net debt repayments of ($13.6 million), partially offset by $0.2 million of proceeds from the issuance of common stock.
“Shelf” Registration Statement
In 2020, we put into place an effective shelf registration statement that allows us to offer and sell common stock, preferred stock, debt and other securities, either individually or in combination, up to a total dollar amount of $35 million in one or more offerings. These securities may be issued, from time to time, at our discretion based on our needs and market conditions. We believe that this shelf registration statement currently provides us flexibility with regard to potential financings that we may undertake when market conditions permit or as our financial condition may require. As of the date of this Form
10-K,
we have not completed any offerings under our shelf registration statement, and we make no assurance that we can or will issue and sell any securities under our shelf registration statement.
Other than the factors discussed in this section and the potential further impacts of the pandemic on our business, we are not aware of any other trends, demands or commitments that would materially affect liquidity or our financial resources.
Off-Balance
Sheet Arrangements
We do not have any
off-balance
sheet arrangements.

Inflation
We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and, whenever possible, seek to ensure that billing rates reflect increases in costs due to inflation. However, high levels of inflation may result in higher interest rates which would increase our cost of borrowings.
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
Revenue Recognition
The Company recognizes revenue on
time-and-material
over time contracts as services are performed and expenses are incurred.
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
We review goodwill and intangible assets for impairment annually as of October 1 st
or more frequently if events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The impairment test is performed at the reporting unit (business segment) level. Determination of recoverability is based on the lowest level of identifiable estimated future discounted cash flows resulting from use of the assets and their eventual disposition. Measurement of any impairment loss is based on the excess carrying value of the reporting unit over their fair market value.
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
Leases
Leases
Right-of-use
(“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Since most of the Company’s leases do not have an implicit borrowing rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our leases may include options allowing us in our sole discretion to extend or terminate the lease, and when it is reasonably certain that we will exercise those options, we will include those periods in our lease term. Variable costs, such as payments for insurance and tax payments, are expensed when the obligation for those payments is incurred.

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
The Company accounts for stock-based compensation expense in accordance with ASC Topic 718 “
Share-based Payments
” which requires us to measure all share-based payments based on their estimated fair value and recognize compensation expense over the requisite service period. The fair value of our stock options and shares issued under the Company’s Stock Purchase Plan is determined at the date of grant using the Black-Scholes option pricing model.
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
Management determines the Company’s income tax provision using the asset and liability method. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. The Company evaluates its deferred tax assets and records a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2021 and 2020, the Company provided a valuation allowance of $311,000 and $179,000, respectively, related to the uncertainty of the realization of foreign net operating losses (“NOL”).
The Tax Cuts and Jobs Act of 2017 created a new requirement that certain income earned by foreign subsidiaries, known as global intangible low-tax
income (“GILTI”), must be included in the gross income of their U.S. shareholder. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current-period expense when incurred. We have elected to treat the tax effect of GILTI as a current-period expense as incurred.
The Company accounts for uncertain tax positions in accordance with ASC Topic
740-10,
“
Accounting for Uncertainty in Income Taxes
”. Accordingly, the Company has reported a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2021 and 2020, the Company provided $0 for uncertain tax positions, including interest and penalties, related to various federal and state income tax matters.
Contingent Consideration Liability
In connection with the AmberLeaf acquisition, the Company has an obligation to pay consideration that is contingent upon the achievement of specified revenue growth and EBITA margin objectives. As of the acquisition date, the Company recorded a contingent consideration liability of $2.9 million representing the estimated fair value of the contingent consideration that is expected to be paid. The fair value of the contingent consideration liability was estimated by utilizing a probability weighted simulation model to determine the fair value of contingent consideration.
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
We
re-measured
this liability and recorded changes in the fair value when it was more likely than not that the future payments had changed. Increases or decreases in the fair value of contingent consideration can result from changes in timing and amounts of revenue and earnings estimates.
In 2021, the Company revalued the contingent consideration liability related to the AmberLeaf acquisition after determining that relevant conditions for payment of such liability were likely not to be satisfied. The revaluation resulted in a $2.9 million reduction to the contingent consideration liability. In 2019, the Company revalued the contingent consideration liability of the InfoTrellis acquisition after determining that relevant conditions for payment of such liability were not satisfied. The revaluation resulted in a $6.1 million reduction to the contingent consideration liability. No contingent consideration revaluation was recorded in 2020. Both of these credits are reflected in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations, in Item 8, herein. No contingent consideration liability remained outstanding as of December 31, 2021.
Derivative Instruments and Hedging Activities—Interest Rate Swap Contracts
Concurrent with the Company’s borrowings on July 13, 2017 under its new credit facility, the Company entered into an interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. These swap contracts, which matured on April 1, 2021, have been designated as a cash flow hedging instrument and qualified as effective hedges at inception under ASC Topic 815 “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying transaction affects earnings.
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
Interest Rates
At December 31, 2021, we had outstanding borrowings of $13.1 million under our Credit Agreement with PNC Bank and certain other financial institution lenders (the “Credit Agreement”)—Refer to Note 6—“Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8 herein. A hypothetical 10% increase in interest rates on our variable debt outstanding at December 31, 2021 would have an increase in our annual interest expense of approximately $40,000. As of December 31, 2021, the Company has no interest-rate hedge vehicles outstanding.

LIBOR has been discontinued after 2021. In March 2020, the FASB issued authoritative guidance, which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions that reference LIBOR and are affected by reference rate reform if certain criteria are met. Entities may adopt the provisions of the new standard as of the beginning of the reporting period when the election is made between March 12, 2020 through December 31, 2022. We adopted this standard effective January 1, 2021 using the prospective method, and utilized the optional expedients for cash flow hedges.
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
The Company’s Consolidated Financial Statements for the year ended December 31, 2021 have been audited by UHY LLP, an Independent Registered Public Accounting Firm. The Audit opinion is on page 42 of this Annual Report on Form
10-K.
The Board of Directors pursues its responsibility for the Company’s financial reporting and accounting practices through its Audit Committee, all of the members of which are independent directors. The Audit Committee’s duties include recommending to the Board of Directors the Independent Registered Public Accounting Firm to audit the Company’s financial statements, reviewing the scope and results of the independent accountants’ activities and reporting the results of the committee’s activities to the Board of Directors. The Independent Registered Public Accounting Firm has met with the Audit Committee in the presence of management representatives to discuss the results of their audit work. Additionally, the Independent Registered Public Accounting Firm has direct access to the Audit Committee.
Vivek Gupta
President and Chief Executive Officer
John J. Cronin, Jr.
Chief Financial Officer

MASTECH DIGITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Mastech Digital, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mastech Digital, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and Schedule II, Valuation and Qualifying Accounts listed in the index at item 15(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mastech Digital, Inc. and Subsidiaries at December 31, 2021 and 2020, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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

Critical Audit Matter – Valuation of Goodwill
As discussed in Notes 1 and 4 to the financial statements, the Company evaluates goodwill for impairment on an annual basis as of October 1 or more frequently if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The goodwill balance as of December 31, 2021, was $32.5 million. The Company considers potential impairment by comparing the fair value of a reporting unit to its carrying value. Fair value is estimated by management using a discounted cash flow model.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures performed to evaluate the reasonableness of management’s estimates and assumptions included assessing the methodologies used by the Company and testing the significant assumptions used in the quantitative models. We compared forecasts prepared by management to historical revenues and gross profit to evaluate the reasonableness of the assumptions and to evaluate management’s ability to accurately forecast future revenues and gross profit. We evaluated historical trends in assessing the reasonableness of growth rate assumptions and performed sensitivity analyses of certain significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in these assumptions. We performed procedures to verify the mathematical accuracy of the calculations used by management. We involved our valuation specialists to assist us in identifying the significant assumptions underlying the models, assessing the rationale and supporting documents related to these assumptions, and determining the appropriateness and reasonableness of the methodologies employed. Furthermore, we assessed the appropriateness of the disclosures in the financial statements.
/s/ UHY LLP

We have served as the Company’s auditor since 2008.
Farmington Hills, Michigan
March 14, 2022

MASTECH DIGITAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	At December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$6,622	$7,677
Accounts receivable, net of allowance for uncollectible accounts of $375 in 2021 and $413 in 2020	34,153	22,036
Unbilled receivables	9,240	10,098
Prepaid and other current assets	3,890	1,346

Total current assets	53,905	41,157
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	2,356	1,931
Enterprise software	3,753	2,730
Leasehold improvements	842	563

	6,951	5,224
Less – accumulated depreciation and amortization	(3,913)	(3,253)

Net equipment, enterprise software, and leasehold improvements	3,038	1,971
Operating lease right-of-use assets	4,894	3,286
Deferred income taxes	—	796
Non-current deposits	595	396
Goodwill, net of impairment	32,510	32,510
Intangible assets, net of amortization	18,760	21,930

Total assets	$113,702	$102,046

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,400	$4,400
Accounts payable	4,954	2,589
Accrued payroll and related costs	14,240	12,374
Current portion of operating lease liability	1,479	1,079
Other accrued liabilities	1,227	1,051
Deferred revenue	544	478

Total current liabilities	26,844	21,971

Long-term liabilities:
Long-term debt, less current portion, net	8,334	12,875
Contingent consideration liability	—	2,882
Long-term operating lease liability, less current portion	3,706	2,325
Long-term accrued income taxes	125	165
Deferred income taxes	265	—
Long-term payroll tax liabilities	—	2,295

Total liabilities	39,274	42,513
Commitments and contingent liabilities (Note 9)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 250,000,000 shares authorized and 13,112,202 shares issued as of December 31, 2021 and 13,039,893 shares issued as of December 31, 2020	131	130
Additional paid-in-capital	28,250	25,509
Retained earnings	50,841	38,620
Accumulated other comprehensive income (loss)	(607)	(539)
Treasury stock, at cost; 1,646,420 shares as of December 31, 2021 and as of December 31, 2020	(4,187)	(4,187)

Total shareholders’ equity	74,428	59,533

Total liabilities and shareholders’ equity	$113,702	$102,046

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Revenues	$222,012	$194,101	$193,574
Cost of revenues	162,568	142,562	145,593

Gross profit	59,444	51,539	47,981
Selling, general and administrative expenses:
Operating expenses	44,716	38,136	37,063
Revaluation of contingent consideration liability	(2,882)	—	(6,069)

Total selling, general and administrative expenses	41,834	38,136	30,994

Income from operations	17,610	13,403	16,987
Interest income (expense), net	(675)	(866)	(1,779)
Other income (expense), net	(49)	96	11

Income before income taxes	16,886	12,633	15,219
Income tax expense	4,665	2,772	4,074

Net income	$12,221	$9,861	$11,145

Earnings Per Share:
Basic	$1.07	$.87	$1.01

Diluted	$1.02	$.83	$.99

Weighted average common shares outstanding:
Basic	11,436	11,292	11,029

Diluted	12,007	11,950	11,232

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
Net income	$12,221	$9,861	$11,145
Other comprehensive income (loss):
Net unrealized gain (loss) on interest rate swap contracts	35	8	(149)
Foreign currency translation adjustments	(94)	(187)	(129)

Total pretax net unrealized (loss)	(59)	(179)	(278)
Income tax expense (benefit)	9	2	(39)

Total other comprehensive (loss), net of taxes	(68)	(181)	(239)

Total comprehensive income	$12,153	$9,680	$10,906

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balances, December 31, 2018	$126	$20,829	$17,614	$(4,174)	$(119)	$34,276
Net income	—	—	11,145	—	—	11,145
Employee common stock purchases	1	167	—	—	—	168
Other comprehensive (loss), net of taxe s	—	—	—	—	(239)	(239)
Stock-based compensation expense	—	936	—	—	—	936
Stock options exercised	—	7	—	—	—	7
Purchase of treasury stock	—	—	—	(13)	—	(13)

Balances, December 31, 2019	$127	$21,939	$28,759	$(4,187)	$(358)	$46,280

Net income	—	—	9,861	—	—	9,861
Employee common stock purchases	—	222	—	—	—	222
Other comprehensive (loss), net of taxes	—	—	—	—	(181)	(181)
Stock-based compensation expense	—	2,021	—	—	—	2,021
Stock options exercised	3	1,327	—	—	—	1,330

Balances, December 31, 2020	$130	$25,509	$38,620	$(4,187)	$(539)	$59,533

Net income	—	—	12,221	—	—	12,221
Employee common stock purchases	—	301	—	—	—	301
Other comprehensive (loss), net of taxes	—	—	—	—	(68)	(68)
Stock-based compensation expense	—	2,212	—	—	—	2,212
Stock options exercised	1	228	—	—	—	229

Balances, December 31, 2021	$131	$28,250	$50,841	$(4,187)	$(607)	$74,428

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net income	$12,221	$9,861	$11,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,979	3,589	3,434
Bad debt expense	130	—	80
Interest amortization / write-off of deferred financing costs	82	284	104
Stock-based compensation expense	2,212	2,021	936
Deferred income taxes, net	1,061	(1,821)	1,322
Revaluation of contingent consideration liability	(2,882)	—	(6,069)
Operating lease assets and liabilities, net	173	18	100
Loss on disposition of fixed assets	9	4	—
Long-term accrued income taxes	(40)	(20)	(19)
Working capital items:
Accounts receivable and unbilled receivables	(11,389)	2,133	5,648
Prepaid and other current assets	(2,544)	251	(386)
Accounts payable	2,365	(1,613)	(100)
Accrued payroll and related costs	(429)	6,287	174
Other accrued liabilities	202	91	(264)
Deferred revenue	66	146	(21)

Net cash flows provided by operating activities	5,216	21,231	16,084

INVESTING ACTIVITIES:
Acquisition of AmberLeaf (net of cash acquired and issuance of contingent consideration)	—	(9,345)	—
Recovery of (payments for) non-current deposits	(199)	9	135
Capital expenditures	(1,895)	(298)	(1,014)
Proceeds from the sale of fixed assets	10	—	—

Net cash flows (used in) investing activities	(2,084)	(9,634)	(879)

FINANCING ACTIVITIES:
(Repayments) borrowing on revolving credit facility, net	—	(9,551)	(3,976)
Borrowing on term loan facility	—	17,500	—
(Repayments) on term loan facility	(4,400)	(15,969)	(9,575)
Proceeds from the issuance of common stock	301	222	168
Payment of deferred financing costs	(223)	(246)	—
Purchase of treasury stock	—	—	(13)
Proceeds from the exercise of stock options	229	1,330	7

Net cash flows (used in) financing activities	(4,093)	(6,714)	(13,389)

Effect of exchange rate changes on cash and cash equivalents	(94)	(187)	(129)

Net change in cash and cash equivalents	(1,055)	4,696	1,687
Cash and cash equivalents, beginning of period	7,677	2,981	1,294

Cash and cash equivalents, end of period	$6,622	$7,677	$2,981

SUPPLEMENTAL DISCLOSURE:
Cash payments for interest expense	$623	$779	$1,780

Cash payments for income taxes	$3,831	$2,681	$2,634

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:
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
The
COVID-19
pandemic had a material impact on activity levels in both of our business segments in 2020. During 2021, we were encouraged by the global roll-out
of vaccination programs and signs of improving economic conditions. However, the proliferation of
COVID-19
variants have caused some uncertainty and disruption in the global markets during 2021. As we enter 2022, we are hopeful that both
COVID-19
related concerns and economic uncertainty subsides and conditions improve.
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
The Allowance for Uncollectible Accounts was $375,000 and $413,000 at December 31, 2021 and 2020, respectively. There were $130,000, $0 and $80,000 of bad debt expense charges for the years ended December 31, 2021, 2020 and 2019, respectively, which amounts are reflected in the Consolidated Statements of Operations.
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
The estimated useful lives of depreciable assets are primarily as follows:

Laptop Computers	18 months
Equipment	3- 5 years
Enterprise Software	3- 5 years
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

The Company implemented new enterprise software applications to its backbone systems environment. The Company has capitalized $2.4 million related to this endeavor for which the core system was placed in service on July 1, 2018. The Company started amortizing these costs commencing with this go-live
implementation date. During 2021, the Company capitalized $1.0 million related to an expanded implementation of its enterprise software application to its Data and Analytics business segment, which is expected to be completed in 2022.
Depreciation and amortization expense related to fixed assets totaled $809,000, $799,000 and $746,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
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
We review goodwill and intangible assets for impairment annually as of October 1 st
or more frequently if events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The impairment test is performed at the reporting unit level. Determination of recoverability is based on the lowest level of identifiable estimated future discounted cash flows resulting from use of the assets and their eventual disposition. Measurement of any impairment loss is based on the excess carrying value of the reporting unit over their fair market value.
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
In 2021, 2020 and 2019, we performed quantitative impairment tests related to our June 2015 acquisition of Hudson Global Resources Management, Inc.’s U.S. IT staffing business (“Hudson IT”). The results of each of these testing’s indicated no impairment associated with the carrying amount of goodwill.
Additionally in 2021, 2020 and 2019, we performed quantitative impairment tests related to our Data and Analytics segment which includes the July 2017 acquisition of InfoTrellis and the October 2020 acquisition of AmberLeaf. The results of each of these testing’s indicated no impairment associated with the carrying amount of goodwill.
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
Leases
Leases
Right-of-use
(“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Since most of the Company’s leases do not have an implicit borrowing rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our leases may include options allowing us in our sole discretion to extend or terminate the lease, and when it is reasonably certain that we will exercise those options, we will include those periods in our lease term. Variable costs, such as payments for insurance and tax payments, are expensed when the obligation for those payments is incurred.
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
Management determines the Company’s income tax provision using the asset and liability method. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. The Company evaluates its deferred tax assets and records a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2021 and 2020, the Company provided a valuation allowance of $311,000 and $179,000, respectively, related to the uncertainty of the realization of foreign net operating losses (“NOL”).
The Tax Cuts and Jobs Act of 2017 (“TCJA”) created a new requirement that certain income earned by foreign subsidiaries, known as global intangible low-tax
income (“GILTI”), must be included in the gross income of their U.S. shareholder. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current-period expense when incurred. We have elected to treat the tax effect of GILTI as a current-period expense as incurred.

The Company accounts for uncertain tax positions in accordance with ASC Topic
740-10,
“
Accounting for Uncertainty in Income Taxes
”. Accordingly, the Company has reported a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2021 and 2020, the Company provided $0 and $0 for uncertain tax positions, including interest and penalties, related to various federal and state income tax matters.
The Company’s 2018 federal income tax return was audited by the Internal Revenue Service (“IRS”) in 2021 with no adjustment to our original filing. In 2019, the Company and the IRS agreed to certain adjustments related to the Company’s 2015 and 2016 income tax returns. The impact of this settlement on the Company’s tax provision in 2019 was not material.
Deferred Financing Costs
The Company capitalizes expenses directly related to securing its credit facilities. These deferred costs are amortized as interest expense over the term of the underlying facilities. Unamortized deferred financing costs are included as reductions in the long-term debt in the Consolidated Balance Sheets.
Contingent Consideration Liability
In connection with the AmberLeaf acquisition, the Company has an obligation to pay consideration that is contingent upon the achievement of specified revenue growth and EBITA margin objectives. As of the acquisition date, the Company recorded a contingent consideration liability of $2.9 million representing the estimated fair value of the contingent consideration that is expected to be paid. The fair value of the contingent consideration liability was estimated by utilizing a probability weighted simulation model to determine the fair value of contingent consideration.
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
We
re-measured
this liability and recorded changes in the fair value when it was more likely than not that the future payments had changed. Increases or decreases in the fair value of contingent consideration can result from changes in timing and amounts of revenue and earnings estimates.
In 2021, the Company revalued the contingent consideration liability related to the AmberLeaf acquisition after determining that relevant conditions for payment of such liability were likely not to be satisfied. The revaluation resulted in a $2.9 million reduction in the contingent consideration liability. In 2019, the Company revalued the contingent consideration liability of the InfoTrellis acquisition after determining that relevant conditions for payment of such liability were not satisfied. The revaluation resulted in a $6.1 million reduction to the contingent consideration liability. No contingent consideration revaluation was recorded in 2020. Both of these credits are reflected in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations, in Item 8, herein. No contingent consideration liability remained outstanding as of December 31, 2021.
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
The Company accounts for stock-based compensation expense in accordance with ASC Topic 718 “
Share-based Payments
” which requires us to measure all share-based payments based on their estimated fair value and recognize compensation expense over the requisite service period. The fair value of our stock options and shares issued under the Company’s Stock Purchase Plan is determined at the date of grant using the Black-Scholes option pricing model.

Treasury Stock
The Company maintained a stock repurchase program which expired on December 22, 2016. Under the program, the Company made treasury stock purchases in the open market, subject to market conditions and normal trading restrictions. Upon expiration, the program was not extended by the Company’s Board of Directors. Additionally, the Company makes stock purchases from time to time to satisfy employee tax obligations related to its Stock Incentive Plan. At December 31, 2021 and 2020, the Company held 1.6 million shares in its treasury at a cost of approximately $4.2 million.
Comprehensive Income
Comprehensive income as presented in the Consolidated Statements of Comprehensive Income consists of net income, unrealized gains or losses, net of tax, on cash flow hedging transactions and foreign currency translation adjustments.
Derivative Instruments and Hedging Activities – Interest Rate Swap Contracts
Concurrent with the Company’s borrowings on July 13, 2017 under its new credit facility, the Company entered into an interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. These swap contracts, which matured on April 1, 2021, have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying transaction affects earnings.
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
Recent Accounting Pronouncements not yet adopted
In October 2021, the FASB issued ASU
2021-08,
“Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. The amendments in this ASU require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, as if it had originated the contracts as of the acquisition date. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2022. Early adoption is permitted. The Company does not expect this ASU to have a material impact on its financial statements.
In November 2021, the FASB issued ASU
2021-10,
“Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”. The amendments in this ASU require annual disclosures to increase the transparency of government assistance received by a business entity including information about the nature of the government transactions, related accounting policy, the line items on the balance sheet and income statement that are affected, amounts applicable to each financial statement line item, and significant terms and conditions of the transactions, including commitments and contingencies. The amendments in this ASU are effective for annual periods beginning after December 15, 2021. Early adoption is permitted. The Company does not expect this ASU to have a material impact on its financial statements.
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
The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Years Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Data and Analytics Services Segment
Time-and-material Contracts	$25,224	$18,541	$18,732
Fixed-price Contracts	13,115	11,685	7,931

Subtotal Data and Analytics Services	$38,339	$30,226	$26,663

IT Staffing Services Segment
Time-and-material Contracts	$183,673	$163,875	$166,911
Fixed-price Contracts	—	—	—

Subtotal IT Staffing Services	$183,673	$163,875	$166,911

Total Revenues	$222,012	$194,101	$193,574

The Company had one client that exceeded 10% of total revenues in 2021, 2020 and 2019 (CGI = 15.0%, 15.0% and 11.3%, respectively). Additionally, CGI accounted for 19.5% and 11.7% of the Company’s accounts receivable balance at December 31, 2021 and 2020, respectively.
The Company’s top ten clients represented approximately 48%, 47% and 45% of total revenues in 2021, 2020 and 2019, respectively.
The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Years Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
United States	$214,379	$189,890	$188,710
Canada	4,543	3,603	2,918
India and Other	3,090	608	1,946

Total	$222,012	$194,101	$193,574

3.	Business Combinations
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
To fund the acquisition, on October 1, 2020 the Company entered into a Third Amendment (the “Third Amendment”) to its Credit Agreement, as amended and dated April 20, 2018. The Third Amendment revised the Credit Agreement by, among other things, (1) increasing the aggregate commitment amount of the revolving credit facility to $30 million (an increase of $7.5 million); (2) providing for the Term Loan facility in the aggregate amount of $17.5 million (an increase of $10 million); (3) providing for an increase in the total commitment amount to the facility in an aggregate amount not to exceed $15 million, upon the satisfaction of certain conditions; and (4) amending the financial covenant in the Credit Agreement related to the Company’s Fixed Charge Coverage Ratio (as defined in the Credit Agreement) by increasing the minimum permitted Fixed Charge Coverage Ratio for each of the fiscal quarters ending on or after September 30, 2020.
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

(1)
Based on a valuation conducted by an independent third party, the fair value of contingent consideration at the closing date was determined to be $2.9 million During 2021, the Company revalued the contingent conside rati
on liability related to the AmberLeaf acquisition after determining that relevant conditions for payment of such liabilities were unlikely to be satisfied. The revaluation resulted in a $2.9 million reduction to the contingent consideration liability.

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
The Company incurred $650,000 of transaction expenses related to the acquisition in 2020 inclusive of the write-off
of $185,000 of deferred finance costs. In 2021, the company incurred $140,000 of transaction expenses related to an acquisition opportunity that was halted by us. These expenses are included in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.
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

The following reflects the Company’s unaudited pro forma results had the results of AmberLeaf been included from January 1, 2018 for all periods presented:

	Years Ended December 31,
	2021	2020	2019
	(Amounts in thousands, except per share data)
Revenue	$222,012	$202,842	$204,846
Net income	$12,221	$10,594	$12,119
Earnings per share—diluted	$1.02	$.89	$1.08
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
A reconciliation of the beginning and ending amounts of goodwill by operating segment for the three years ended December 31, 2021 is as follows:

	Years Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
IT Staffing Services:
Beginning balance	$8,427	$8,427	$8,427
Goodwill recorded	—	—	—
Impairment	—	—	—

Ending balance	$8,427	$8,427	$8,427

	Years Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Data and Analytics Services:
Beginning balance	$24,083	$17,679	$17,679
Goodwill recorded	—	6,404	—
Impairment	—	—	—

Ending balance	$24,083	$24,083	$17,679

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of December 31, 2021 and 2020:

	As of December 31, 2021
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$4,361	$3,638
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—

Data and Analytics Services:
Client relationships	12	19,641	6,503	13,138
Covenant-not-to-compete	5	1,201	788	413
Trade name	5	1,711	1,211	500
Technology	7	1,979	908	1,071

Total Intangible Assets		$33,099	$14,339	$18,760

	As of December 31, 2020
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$3,694	$4,305
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—

Data and Analytics Services:
Client relationships	12	19,641	4,866	14,775
Covenant-not-to-compete	5	1,201	548	653
Trade name	5	1,711	869	842
Technology	7	1,979	624	1,355

Total Intangible Assets		$33,099	$11,169	$21,930

Amortization expense for the years ended December 31, 2021, 2020 and 2019 totaled $3.2 million, $2.8 million and $2.7 million, respectively and is included in selling, general and administrative expenses in the Consolidated Statement of Operations.
The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2022 through 2026 is as follows:

	Years Ended December 31,
	2022	2023	2024	2025	2026
	(Amounts in thousands)
Amortization expense	$2,987	$2,772	$2,693	$2,553	$2,413

5.	Cash and Cash Equivalents
The Company had cash and cash equivalents consisting of cash balances on hand and money market funds that totaled $6.6 million at December 31
, 2021
and $7.7 million at December 31
, 2020
. There were no restrictions on the Company’s cash balances during the periods presented.

6.	Credit Facility
On July
13
,
2017
, the Company entered into a Credit Agreement (the “Credit Agreement”) with PNC Bank, as administrative agent, swing loan lender and issuing lender, PNC Capital Markets LLC, as sole lead arranger and sole book-runner, and certain financial institution parties thereto as lenders (the “Lenders”). The Credit Agreement, as amended, provides for a total aggregate commitment of $
53.1
 million, consisting of (i) a revolving credit facility (the “Revolver”) in an aggregate principal amount not to exceed $
40
 million and; (ii) a $
13.1
 million term loan facility (the “Term Loan), as more fully described in Exhibit
10.1
to the Company’s Form
8-Ks
filed with the SEC on July
19
,
2017
, April
25
,
2018
and October
7
,
2020
, and Exhibit
10.2
to the Form
8-K/A
filed with the SEC on January
4
,
2022
. Additionally, the facility includes an accordion feature for additional borrowing of up to $
20
 million upon satisfaction of certain conditions.
The Revolver expires in
December 2026
and includes swing loan and letter of credit
sub-limits
in the aggregate amount not to exceed $
6.0
 million for swing loans and $
5.0
 million for letters of credit. Borrowings under the Revolver may be denominated in U.S. dollars or Canadian dollars. The maximum borrowings in U.S. dollars may not exceed the sum of
85
% of eligible U.S. accounts receivable and
60
% of eligible U.S. unbilled receivables, less a reserve amount established by the administrative agent. The maximum borrowings in Canadian dollars may not exceed the lesser of (i) $
10.0
 million; and (ii) the sum of
85
% of eligible Canadian receivables, plus
60
% of eligible Canadian unbilled receivables, less a reserve amount established by the administrative agent.
Amounts borrowed under the Term Loan are required to be repaid in consecutive quarterly installments through and including the maturity date of October
1
,
2024
. The principal amount of each quarterly installment payable on the Term Loan equals $
1.1
 million through and including the maturity date, with the maturity date payment equal to the outstanding amount of the loan on that date.
Borrowings under the revolver and the term loan, at the Company’s election, bear interest at either (a) the higher of PNC’s prime rate or the federal funds rate plus
0.50
%, plus an applicable margin determined based upon the Company’s senior leverage ratio or (b) the Bloomberg Short-Term Bank Yield Index (“BSBY”), plus an applicable margin determined based upon the Company’s senior leverage ratio. The applicable margin on the base rate is between
0.50
% and
1.25
% on revolver borrowings and between
1.75
% and
2.50
% on term loans. The applicable margin on the BSBY is between
1.50
% and
2.25
% on revolver borrowings and between
2.75
% and
3.50
% on term loans. A
20
to
30-basis
point per annum commitment fee on the unused portion of the revolver facility is charged and due monthly in arrears. The applicable commitment fee is determined based upon the Company’s senior leverage ratio.
The Company pledged substantially all of its assets in support of the Credit Agreement. The credit agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the credit agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of December
31
,
2021
, the Company was in compliance with all provisions under the facility.
In connection with securing the commitments under the Credit Agreement and the April
20
,
2018
, October
1
,
2020
and December
29
,
2021
amendments to the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $975,000, which were capitalized and are being amortized as interest expense over the life of the facility. Deferred financing costs of $366,000 and $225,000 (net of amortization) as of December 31
, 2021
and December 31
, 2020
, respectively, are presented as reductions in long-term debt in the Company’s Consolidated Balance Sheets.
As of December 31
, 2021
and 2020
, the Company’s outstanding borrowings under the Revolver totaled $0 million and $0 million, respectively; and unused borrowing capacity available was approximately

$32.4 million and $22.0 million, respectively. The Company’s outstanding borrowings under the term loan were $13.1 million and $17.5 million at December 31, 2021 and 2020, respectively. Additionally, under the Term Loan agreement there is a mandatory repayment requirement related to excess cash flows (as defined in the Credit Agreement) generated in a given fiscal year. This provision takes effect in first quarter of 2023 should the Company senior leverage ratio exceeds 1.50X.
As of December 31, 2021, the annual aggregate maturities of our outstanding debt (exclusive of deferred financing costs amortization) during each of the next five years are as follows:

Total Amount
(Amounts in thousands)
2022	$4,400
2023	4,400
2024	4,300
2025	—
2026	—

Total	$13,100

7.	Leases
The Company rents certain office facilities and equipment under noncancelable operating leases. As of December 31, 2021, approximately 97,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All of our leases are classified as operating leases. The average initial lease term is four years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from less than one year to 5.2 years with a weighted average remaining term of 3.9 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
Leases
 Right-of-use
 (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Since most of the Company’s leases do not have an implicit borrowing rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our leases may include options allowing us in our sole discretion to extend or terminate the lease, and when it is reasonably certain that we will exercise those options, we will include those periods in our lease term. Variable costs, such as payments for insurance and tax payments, are expensed when the obligation for those payments is incurred.

The following table summarizes the balance sheet classification of the lease assets and related lease liabilities:

	December 31, 2021	December 31, 2020
	( in thousands)
Assets:
Long-term operating lease right-of-use assets	$4,894	$3,286

Liabilities:
Short-term operating lease liability	$1,479	$1,079
Long-term operating lease liability	3,706	2,325

Total Liabilities	$5,185	$3,404

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of December 31, 2021
( in thousands)
2022	$1,687
2023	1,639
2024	899
2025	629
2026	612
Thereafter	144

Total	$5,610
Less: Imputed interest	(425)

Present value of operating lease liabilities	$5,185

The weighted average discount rate used to calculate the present value of future lease payments was 4.2%.
We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the years ended December 31, 2021, 2020 and 2019 totaled $1.8 million, $1.6 million and $1.6 million, respectively.
Total cash paid for lease liabilities for the years ended December 31, 2021, 2020 and 2019 totaled $1.5 million, $1.7 million and $1.6 million, respectively.
New leases entered into during the years ended December 31, 2021, 2020 and 2019 totaled $3.1 million, $0.2 million and $0.5 million, respectively, and are considered non cash transactions.

8.	Long-Term Payroll Tax Liability
As allowed under the Coronavirus Aid, Relief and Economic Security (CARES) Act, the Company elected to defer payment of the employer’s share of social security tax. As of December 31, 2021 and 2020, the balance of this liability is $2.3 million and $4.6 million, respectively. The Company paid $2.3 million of the deferred amount in December 2021 and is required to repay the remaining $2.3 million by December 31, 2022 which is reflected as part of current liabilities under the caption accrued payroll and related costs. As of December 31, 2021 and 2020, the long-term liability balance, under the caption long-term payroll tax liabilities, is $0 and $2.3 million, respectively.

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
The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S.-based salaried employees. Concurrent with the 2015 acquisition of Hudson IT, the Company expanded employee eligibility under the Retirement Plan to include all U.S.-based
W-2
hourly employees. Employees may contribute a
percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. For Hudson IT employees enrolled in the Hudson Employee Retirement Savings Plan at the acquisition date, the Company provided a matching contribution of 50% of the first 6% of the participant’s contributed pay, subject to vesting based on their combined tenure with Hudson and Mastech. For all other employees, the Company did not provide for any matching contributions for the three years ended December 31, 2021. Effective January 1, 2020, the Company eliminated the 401(k) match for former Hudson IT employees. Mastech’s total contributions to the Retirement Plan related to the qualified Hudson IT employees totaled $0, $0 and $55,000 for the three years ended December 31, 2021, 2020 and 2019, respectively.

11.	Stock-Based Compensation
Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 4,900,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. As of December 31, 2021, the Company had 3,836,000 outstanding and/or exercised stock options, 260,000 vested performance shares and 266,000 outstanding and/or released restricted stock units that were issued under the Plan. Thus, as of December 31, 2021, the Company has 538,000 shares available for future grants under the Plan.
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

Following is a summary of the Company’s stock option activity for the three years ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2018	1,111,000	$4.95
Granted	683,000	6.48
Exercised	(6,000)	1.18
Cancelled / forfeited	(67,000)	6.35

Outstanding at December 31, 2019	1,721,000	5.52
Granted	800,000	15.49
Exercised	(305,000)	4.36
Cancelled / forfeited	(207,000)	8.04

Outstanding at December 31, 2020	2,009,000	9.40
Granted	501,000	17.58
Exercised	(31,000)	7.34
Cancelled / forfeited	(438,000)	13.04
Outstanding at December 31, 2021	2,041,000	$10.66

As of December 31, 2021, the Company’s outstanding “in the money” stock options using the year-end
share price of $17.07 had an aggregate intrinsic value of $13.2 million. As of December 31, 2021, the intrinsic value of vested stock options totaled $7.7 million. The total intrinsic value of options exercised during 2021, 2020 and 2019 totaled $355,000, $4.3 million and $44,000, respectively. The measurement date fair value of stock options vested during 2021, 2020 and 2019 totaled $2.1 million, $655,000 and $529,000, respectively.
The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of December 31, 2021:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $4.00	355,000	4.2	$3.56
$4.01 to $8.00	717,000	7.0	6.68
$8.01 to $12.00	—	—	—
$12.01 to $16.00	628,000	8.2	15.49
$16.01 to $20.00	341,000	9.6	17.55

	2,041,000	7.3	$10.66

Range of Exercise Prices:	Options Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $4.00	355,000	4.2	$3.56
$4.01 to $8.00	268,000	6.8	6.80
$8.01 to $12.00	—	—	—
$12.01 to $16.00	123,000	8.2	15.49
$16.01 to $20.00	—	—	—

	746,000	5.8	$6.69

Stock options of 501,000 units were issued during the year ended December 31, 2021, of which 491,000 vest over a four-year period and 10,000 vest over a one-year
period. Stock options of 800,000 units were issued

during the year ended December
31
,
2020
, of which
750,000
vest over a
four-year
period and
50,000
vest over a
one-year
period. Stock options of
683,000
units were issued during the year ended December
31
,
2019
and vest over a
five-year
period.
The Company used the following average assumptions with respect to the Black-Scholes option pricing model for Mastech Digital stock options issued during 2021, 2020 and 2019.

	Years Ended December 31,
	2021	2020	2019
Stock option grants:
Weighted-average risk-free interest rate	0.6%	1.4%	2.4%
Weighted-average dividend yield	0.0%	0.0%	0.0%
Expected volatility	68.3%	52.7%	49.7%
Expected term (in years)	3.8	3.9	5.0
Weighted-average fair value	$8.85	$6.36	$2.95
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
Expected term
– Mastech Digital’s expected term was based on the exercise history of our employees and the vesting term of our stock options.

Following is a summary of Mastech’s restricted stock activity for the three years ended December 31, 2021:

	Years Ended December 31,
	2021	2020	2019
Beginning outstanding balance	30,843	33,285	34,380
Awarded	11,955	11,475	16,365
Released	(17,739)	(13,917)	(17,460)
Forfeited	—	—	—

Ending outstanding balance	25,059	30,843	33,285

The aggregate intrinsic value of restricted stock units outstanding at December 31, 2021 was $428,000. The total intrinsic value of restricted shares released during 2021 totaled $289,000.
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
During the year ended December 31, 2021 and December 31, 2020, the Company issued 23,492 and 20,459 shares under the Stock Purchase Plan at an average share of $12.84 and $10.91, respectively. At December 31, 2021, there were 515,549 shares available for purchases under the Plan.

T
he Company’s eligible full-time employees are able to contribute up to 15% of their base compensation into the employee stock purchase plan, subject to an annual limit of $25,000 per person. Employees are able to purchase Company common stock at a 15% discount to the lower of the fair market value of the Company’s common stock on the initial or final trading dates of each six
-month
offering period. Offering periods begin on January 1
and July 1 of each year. The Company uses the Black-Scholes option pricing model to determine the fair value of employee stock purchase plan share-based payments. The fair value of the six
-month
“look-back” option in the Company’s employee stock purchase plans is estimated by adding the fair value of 15% of one share of stock to the fair value of 85% of an option on one share of stock.
The Company utilized U.S. Treasury yields as of the grant date for its risk-free interest rate assumption, matching the Treasury yield terms to the six
-month
offering period. The Company utilized historical company data to develop its dividend yield and expected volatility assumptions.
Stock-based compensation expense of $2.2 million, $2.0 million and $936,000 was recognized in the Consolidated Statements of Operations for the years ended December 31
, 2021
, 2020
, and 2019
, respectively. The Company has recognized related tax benefits associated with its stock-based compensation arrangements for the years ended December 31
, 2021
, 2020
, and 2019
of $622,000, $590,000, and $252,000, respectively. As of December 31
, 2021
, the total remaining unrecognized compensation expense related to non-vested
stock options totaled $5.6 million and the total remaining unrecognized compensation expense related to restricted stock units amounted to $65,000 which will be amortized over the weighted-average remaining requisite service period of 0.4 years.

12.	Income Taxes
The components of income before income taxes as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Income before income taxes:
Domestic	$17,117	$11,476	$6,787
Foreign	(231)	1,157	8,432

Income before income taxes	$16,886	$12,633	$15,219

The Company has foreign subsidiaries which generate revenues from foreign clients. Additionally, the Company has foreign subsidiaries which provide services to its U.S. operations. Accordingly, the Company allocates a portion of its income to these subsidiaries based on a “transfer pricing” model and reports such income as foreign in the above table.

The provision for income taxes, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Current provision:
Federal	$2,657	$3,044	$1,555
State	713	752	406
Foreign	234	797	751

Total current provision	3,604	4,593	2,712

Deferred provision (benefit):
Federal	873	(1,340)	(13)
State	233	(327)	(4)
Foreign	(177)	(326)	1,372

Total deferred provision (benefit)	929	(1,993)	1,355

Change in valuation allowance	132	172	7

Total provision for income taxes	$4,665	$2,772	$4,074

The reconciliation of income taxes computed using our statutory U.S. income tax rate and the provision for income taxes for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Years Ended December 31,
(Amounts in thousands)	2021		2020		2019
Income taxes computed at the federal statutory rate	$3,546	21.0%	$2,653	21.0%	$3,196	21.0%
State income taxes, net of federal tax benefit	962	5.7	602	4.7	404	2.7
Excess tax benefits from stock options/restricted shares	(82)	(0.5)	(920)	(7.3)	(9)	(0.1)
Charge for global intangible low-taxed income (“GILTI”)	—	—	(20)	(0.2)	69	0.5
Difference in tax rate on foreign earnings/other	107	0.6	285	2.3	407	2.7
Change in valuation allowance	132	0.8	172	1.4	7	—

	$4,665	27.6%	$2,772	21.9%	$4,074	26.8%

6
9

The components of the deferred tax assets and liabilities were as follows:

	At December 31,
	2021	2020
	(Amounts in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$112	$101
Accrued vacation and bonuses	419	457
Stock-based compensation expense	1,274	738
COVID-19 payroll tax deferment	628	1,207
Acquisition-related transaction costs	540	515
Net operating losses	311	179

Total deferred tax assets	3,284	3,197

Deferred tax liabilities:
Prepaid expenses	233	217
Depreciation, intangibles and contingent consideration	3,005	2,005

Total deferred tax liabilities	3,238	2,222
Valuation allowance	(311)	(179)

Net deferred tax asset (liability)	$(265)	$796

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, for the three years ended December 31, 2021 is as follows:

	Years Ended December 31,
(Amounts in thousands)	2021	2020	2019
Unrecognized tax benefits, beginning balance	$—	$20	$263
Additions related to current period	—	—	—
Additions related to prior periods	—	—	—
Reductions related to prior periods	—	(20)	(243)

Unrecognized tax benefits, ending balance	$—	$—	$20

We evaluate deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. GAAP accounting guidance requires us to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative using a “more likely than not” standard. Our assessment considers, among other things, the nature of cumulative losses; forecast of future profitability; the duration of statutory carry-forward periods and tax planning alternatives. At December 31, 2021, our valuation allowance was comprised of balances within locations of Singapore and the United Kingdom. The valuation allowance balances at these locations totaled $311,000 and $179,000 as of December 31, 2021 and 2020, respectively, and reflect net operating losses which may not be realizable in the future.
The IRS’s audit of the Company’s 2018 tax return was completed in the third quarter of 2021 with no adjustments to our original filing. The Company’s Canadian subsidiary for years 2018 and 2019 are currently under audit.

13.	Derivative Instruments and Hedging Activities
Interest Rate Risk Management
Concurrent with the Company’s July 13, 2017 borrowings under its new credit facility, the Company entered into a 44–month interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest.

Under the swap contracts, which matured on April 1, 2021, the Company paid interest at a fixed rate of 1.99% and received interest at a variable rate equal to the daily U.S. LIBOR on an initial notional amount of $15.0 million. Notional amounts were $0 and $8.1 million at December 31, 2021 and December 31, 2020, respectively. These swap contracts have been designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affects earnings. Changes in the fair value of interest-rate swap contracts deemed ineffective are recognized in the Consolidated Statements of Operations as interest expense. The fair value of the interest-rate swap contracts at December 31, 2021 and December 31, 2020 was $0 and a liability of $35,000, respectively, and is reflected in the Consolidated Balance Sheets as other current liabilities.
The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (“OCI”) for the year ended December 31, 2021 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income	Location of Gain / (Loss) reclassified in Income on Derivatives	Amount of Gain /(Loss) recognized in Income on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)

Interest-Rate
Swap
Contracts	$35	Interest Expense	$34	Interest Expense	$—
The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (“OCI”) for the year ended December 31, 2020 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income	Location of Gain / (Loss) reclassified in Income on Derivatives	Amount of Gain /(Loss) recognized in Income on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)

Interest-Rate
Swap
Contracts	$8	Interest Expense	$121	Interest Expense	$—
Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets (in thousands):

	December 31, 2021		December 31, 2020
Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest-Rate Swap Contracts	Other Current Liabilities	$—	Other Current Liabilities	$35
The estimated amount of pretax income as of December 31, 2021 that is expected to be reclassified from other comprehensive income into earnings within the next 12 months is $0.

14.	Shareholders’ Equity
The Company did not purchase any shares in 2021 and 2020 to satisfy employee tax obligations related to its Stock Incentive Plan.

7
1

15.	Earnings per Share
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
For the years ended December 31, 2021, 2020 and 2019, there were 276,000, 0 and 518,000 anti-dilutive stock options that were excluded from the computation of diluted earnings per share, respectively.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Years Ended December 31,
(Amounts in thousands)	2021	2020	2019
Weighted-average shares outstanding:
Basic	11,436	11,292	11,029
Stock options and restricted share units	571	658	203

Diluted	12,007	11,950	11,232

The following table sets forth the computation of basic EPS utilizing net income and the Company’s weighted-average common stock outstanding:

	Years Ended December 31,
(Amounts in thousands, except per share data)	2021	2020	2019
Net income	$12,221	$9,861	$11,145
Basic weighted-average shares outstanding	11,436	11,292	11,029

Basic EPS	$1.07	$.87	$1.01

The following table sets forth the computation of diluted EPS utilizing net income and the Company’s weighted-average common stock outstanding plus the weighted-average of stock options, restricted shares and performance shares:

	Years Ended December 31,
(Amounts in thousands, except per share data)	2021	2020	2019
Net income	$12,221	$9,861	$11,145
Diluted weighted-average shares outstanding	12,007	11,950	11,232

Diluted EPS	$1.02	$.83	$.99

7
2

16.	Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Foreign Currency Translation Adjustments	Derivative Financial Instruments Designated as Cash Flow Hedges	Total
(in thousands)
Balance at December 31, 2018	$(197)	$78	$(119)
(Loss) arising during the period	(129)	(181)	(310)
Reclassification to earnings for gains realized	—	32	32
Income tax benefit	—	39	39

Net other comprehensive (loss) – year 2019	(129)	(110)	(239)

Balance at December 31, 2019	$(326)	$(32)	$(358)
(Loss) arising during the period	(187)	(113)	(300)
Reclassification to earnings for gains realized	—	121	121
Income tax (expense)	—	(2)	(2)

Net other comprehensive income (loss) – year 2020	(187)	6	(181)

Balance at December 31, 2020	$(513)	$(26)	$(539)

Gain (Loss) arising during the period	(94)	1	(93)
Reclassification to earnings for gains realized	—	34	34
Income tax (expense)	—	(9)	(9)

Net other comprehensive income (loss) – year 2021	(94)	26	(68)

Balance at December 31, 2021	$(607)	$—	$(607)

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
The Company has adopted the provisions of ASC 820, “
Fair Value Measurements and Disclosures
” (“ASC 820”), related to certain financial and nonfinancial assets and liabilities. ASC 820 establishes the authoritative definition of fair value; sets out a framework for measuring fair value; and expands the required disclosures about fair value measurements. The valuation techniques required by ASC 820 are based on observable and unobservable inputs using the following three-tier hierarchy:

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

7
3

The following table summarizes the basis used to measure financial assets and (liabilities) at fair value on a recurring basis:

	Fair Value as of December 31, 2021
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
In 2020, the Company incurred a $2.9 million contingent consideration liability related to the AmberLeaf acquisition. In 2021 and 2019, the Company revalued the contingent consideration liability related to the AmberLeaf and InfoTrellis acquisitions after determining that relevant conditions for payment of such liabilities were not satisfied. The revaluation resulted in a $2.9 million and $6.1 million reduction to the contingent consideration liability in 2021 and 2019, respectively, which is reflected in selling and administrative expenses in the Company’s Consolidated Statements of Operations, in Item 8 herein.
The following table provides information regarding changes in the Company’s Level 3 fair values for the contingent consideration liability for the three years ended December 31, 2021:

	Years Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Beginning balance	$2,882	$—	$6,069
Contingent consideration incurred	0	2,882	—
Payments made	—	—	—
Revaluation	(2,882)	—	(6,069)

Ending balance	$—	$2,882	$—

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

7
4

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
Below are the operating results of our reporting segments:

	Years Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Revenues:
Data and Analytics Services	$38,339	$30,226	$26,663
IT Staffing Services	183,673	163,875	166,911

Total revenues	$222,012	$194,101	$193,574

Gross Margin %:
Data and Analytics Services	48.4%	50.5%	46.7%
IT Staffing Services	22.3%	22.1%	21.3%

Total gross margin %	26.8%	26.6%	24.8%
Segment operating income:
Data and Analytics Services	$5,310	$5,455	$5,495
IT Staffing Services	12,728	11,388	8,001

Subtotal	18,038	16,843	13,496
Amortization of acquired intangible assets	(3,170)	(2,790)	(2,688)
Revaluation of contingent consideration liability	2,882	—	6,069
Acquisition-related transaction expenses	(140)	(650)	110
Interest expenses and other, net	(724)	(770)	(1,768)

Income before income taxes	$16,886	$12,633	$15,219

Below is a reconciliation of total assets, depreciation and amortization and capital expenditures by segment:

	Total Assets			Depreciation & Amortization			Capital Expenditures
Amounts in thousands	2021	2020	2019	2021	2020	2019	2021	2020	2019
Data and Analytics Services	$56,634	$55,792	$41,527	$2,662	$2,245	$2,078	$1,692	$193	$203
IT Staffing Services	57,068	46,254	49,057	1,317	1,344	1,356	203	105	811

Total	$113,702	$102,046	$90,584	$3,979	$3,589	$3,434	$1,895	$298	$1,014

Below is geographic information related to our revenues from external customers and fixed assets, net (equipment, enterprise software and leasehold improvements):

	Revenues			Equipment, Enterprise Software and Leasehold Improvements, net
Amounts in thousands	2021	2020	2019	2021	2020	2019
United States	$212,356	$189,890	$188,710	$2,221	$1,613	$2,095
Canada	6,566	3,603	2,918	2	7	8
India and Other	3,090	608	1,946	815	351	373

Total	$222,012	$194,101	$193,574	$3,038	$1,971	$2,476

19.	Related-Party Transaction
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
and
15d-15(b).
Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of this date.
The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Annual Report on Form
10-K.
Changes in internal control over financial reporting
During the three months ended December 31, 2021, we were able to remediate the two prevalent material weaknesses identified in 2020: (1) management review controls designed to address risks associated with complex accounting matters that arise from significant routine and non-routine
transactions related to goodwill impairment, business combinations, revenue recognition, share-based compensation, and income taxes; and (2) information technology general controls in the areas of change management, information security and IT operations applicable to a certain cloud-based environment, in place from our InfoTrellis acquisition, that did not operate effectively. The first material weakness was remediated through the hiring of several key financial managers and adopting stronger processes around each of our complex accounting matters. The second material weakness was remediated by migrating the InfoTrellis subsidiary, which was not operating effectively with respect to its IT operations and a certain system, to the Company’s financial backbone environment, Oracle Cloud, effective October 1, 2021. The Company’s 2021 evaluation and testing of its internal controls over financial reporting supported the above conclusions.
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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making its assessment of internal control over financial reporting, management used the criteria described in the
Internal Control-Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based upon this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021 and the material weaknesses described in 2020 have been remediated.
This Annual Report on Form
10-K
does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form
10-K.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item, not set forth below, is incorporated herein by reference from the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for May 11, 2022, which will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2021 (the “Proxy Statement”) under the headings “Proposal No. 1 – Election of Directors”, “Executive Officers”, “Delinquent Section 16(A) Reports” and “Board Committees and Meetings”.
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
The following Consolidated Financial Statements of the registrant and its subsidiaries are included on pages 44 to 76 and the reports of Independent Registered Public Accounting Firm are included on pages 42 and 43 in this Annual Report on Form
10-K.
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets – December 31, 2021 and 2020.
Consolidated Statements of Operations – Years ended December 31, 2021, 2020 and 2019.
Consolidated Statements of Comprehensive Income – Years ended December 31, 2021, 2020 and 2019.
Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2021, 2020 and 2019.
Consolidated Statements of Cash Flows – Years ended December 31, 2021, 2020 and 2019.
Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedules
The following Consolidated Financial Statement schedules shown below should be read in conjunction with the Consolidated Financial Statements on pages 44 to 76 in this Annual Report on Form
10-K.
All other schedules are omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or notes thereto.
The following items appear immediately on the following page:
Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019.

3.	Exhibits
Exhibits required by Item 601 of Regulation
S-K
are listed in the Exhibit Index, which is incorporated herein by reference.

MASTECH DIGITAL, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands)

	Balance at beginning of period	Charged to expense (credited)	Acquisitions/ Recoveries/ (Write- offs)	Balance at end of period
Allowance for Doubtful Accounts:
Year ended December 31, 2021	$413	$130	$(168)	$375
Year ended December 31, 2020	338	—	75	413
Year ended December 31, 2019	408	80	(150)	338

Exhibit	(Index Description Exhibit)

2.1	Asset Purchase Agreement, dated July 7, 2017, by and among Mahmood Abbas, Zahid Naeem, Sachin Wadhwa, InfoTrellis Inc. and Mastech InfoTrellis Digital, Ltd., incorporated by reference to Exhibit 2.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

2.2	Asset Purchase Agreement, dated July 7, 2017, by and among Mahmood Abbas, Zahid Naeem, Sachin Wadhwa, InfoTrellis Inc. and Mastech InfoTrellis, Inc., incorporated by reference to Exhibit 2.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

2.3	Share Purchase Agreement, dated July 7, 2017, by and amongst Mastech Digital Data, Inc., 2291496 Ontario Inc., InfoTrellis India Private Limited, Mastech Digital Private Limited and Kumaran Sasikanthan, incorporated by reference to Exhibit 2.3 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

2.4	Share Purchase Agreement, dated October 1, 2020, by and among Mastech Digital Data, Inc., AmberLeaf Partners, Inc., and its shareholders, Lawrence F. Goldman and Don Steffen, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on October 6, 2020

3.1	Amended and Restated Articles of Incorporation of Mastech Digital, Inc., incorporated by reference to Exhibit 3.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on September 12, 2016

3.2	Amended and Restated Bylaws of Mastech Digital, Inc., incorporated by reference to Exhibit 3.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on September 12, 2016

4.1	Form of Common Stock Certificate of Mastech Digital, Inc., incorporated by reference to Exhibit 4.1 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

4.2	Amended and Restated Registration Rights Agreement, dated September 17, 2020, by and among Mastech Digital, Inc., Ashok Trivedi, in his individual capacity and as trustee of the Ashok K. Trivedi Revocable Trust, STP L.P., Edani L.P., Riveda L.P., Sunil Wadhwani, in his individual capacity and as trustee of The Revocable Declaration of Trust of Sunil Wadhwani, Wadhwani Partners No. 1 L.P. and Wadhwani Partners No. 2 L.P., incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on September 22, 2020

4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.3 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 30, 2020

10.1†	Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), effective as of May 14, 2014, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2016

10.2†	Amendment to Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), executed May 18, 2016, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2016

10.3†	Second Amendment to Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), executed May 16, 2018, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 18, 2018

10.4†	Third Amendment to Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), executed May 15, 2019, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 15, 2019

Exhibit	(Index Description Exhibit)

10.5†	Fourth Amendment to Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), executed May 13, 2020, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 18, 2020

10.6	Credit Agreement, dated July 13, 2017, by and among Mastech Digital, Inc., certain subsidiaries of Mastech Digital, Inc., PNC Bank, National Association, as administrative agent, swing loan lender and issuing lender, PNC Capital Markets LLC, as sole lead arranger and sole bookrunner, and certain financial institutions party thereto as lenders, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 19, 2017

10.7	First Amendment to Credit Agreement, dated November 2017, by and among Mastech Digital, Inc., PNC Bank, National Association, as administrative agent and a lender, and certain financial institutions party thereto as lenders, incorporated by reference to Exhibit 10.3 to Mastech Digital, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2018

10.8	Second Amendment to Credit Agreement, dated April 20, 2018, by and among Mastech Digital, Inc., PNC Bank, National Association, as administrative agent and a lender, and certain financial institutions party thereto as lenders, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on April 25, 2018

10.9	Third Amendment to Credit Agreement and Joinder Agreement, dated as of October 1, 2020, by and among Mastech Digital, Inc., Mastech Digital Alliances, Inc., Mastech Digital Resourcing, Inc., Mastech Digital Data, Inc., Mastech InfoTrellis, Inc., Mastech InfoTrellis Digital, Ltd., Mastech Digital Services, Inc., Mastech Digital Solutions, Inc., Mastech Digital Consulting, Inc., Mastech Digital InfoTech, Inc., and AmberLeaf Partners, Inc., PNC Bank, National Association, and certain other financial institutions party thereto as lenders, and PNC Bank, National Association, in its capacity as administrative agent for the lenders thereto, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Amendment No. 1 to Form 8-K, filed with the SEC on October 7, 2020

10.10	Fourth Amendment to Credit Agreement, dated December 29, 2021, by and among Mastech Digital, Inc., PNC Bank, National Association, as administrative agent and a lender, and certain financial institutions party thereto as lenders

10.11	Pledge Agreement, dated July 13, 2017, made by Mastech Digital, Inc. and certain subsidiaries of Mastech Digital, Inc., incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 19, 2017

10.12	Securities Purchase Agreement, dated July 7, 2017, by and between Mastech Digital, Inc. and Ashok Trivedi, as trustee of the Ashok K. Trivedi Revocable Trust, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

10.13	Securities Purchase Agreement, dated July 7, 2017, by and between Mastech Digital, Inc. and Sunil Wadhwani, as trustee of The Revocable Declaration of Trust of Sunil Wadhwani, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

10.14†	Fourth Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and Vivek Gupta, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2019

Exhibit	(Index Description Exhibit)

10.15†	Schedule A-6, dated March 9, 2022, to Fourth Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and Vivek Gupta, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 11, 2022

10.16†	Third Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and John J. Cronin, Jr., incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2019

10.17†	Schedule A-11, dated March 9, 2022, to Third Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and John J. Cronin, Jr., incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 11, 2022

10.18†	Executive Employment Agreement effective as of January 7, 2019, between Mastech InfoTrellis, Inc. and Paul Burton, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 15, 2021

10.19†	Schedule A-3, dated March 10, 2021, to Executive Employment Agreement effective as of January 7, 2019, between Mastech InfoTrellis, Inc. and Paul Burton, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 15, 2021

10.20	Lease Agreement, dated April 2, 2014, between PIBP 210 LLP and Mastech Digital, Inc., incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on April 7, 2014

10.21	Lease Deed, made and executed on April 1, 2021, by and between Olympia Tech Park (Chennai) Private Limited and InfoTrellis India Private Limited, , incorporated by reference to Exhibit 10.4 to Mastech Digital, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021

10.22†	Form of Restricted Stock Agreement under the Mastech Digital, Inc. Stock Incentive Plan (as amended and restated), incorporated by reference to Exhibit 10.9 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

10.23†	Form of Non-Qualified Stock Option Agreement under the Mastech Digital, Inc. Stock Incentive Plan (as amended and restated), incorporated by reference to Exhibit 10.10 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

10.24†	Mastech Digital, Inc. 2019 Employee Stock Purchase Plan, executed on May 15, 2019, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 15, 2019

10.25†	Summary of Director Compensation Arrangements

14.1	Mastech Digital, Inc.’s Code of Business Conduct and Ethics, as adopted on September 15, 2016, incorporated by reference to Exhibit 14.1 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

21.1	List of Subsidiaries of Mastech Digital, Inc.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit	(Index Description Exhibit)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Designates the Company’s management contracts or compensation plans or arrangements for its executive officers.
*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 2022.

MASTECH DIGITAL, INC.

/S/ V IVEK G UPTA
Vivek Gupta President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on this 14th day of March, 2022.

/s/ V IVEK G UPTA
Vivek Gupta President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ J OHN J. C RONIN , J R .
John J. Cronin, Jr. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ S UNIL W ADHWANI
Sunil Wadhwani Co-Chairman of the Board of Directors, and Director

/s/ A SHOK T RIVEDI
Ashok Trivedi Co-Chairman of the Board of Directors, and Director

/S/ G ERHARD W ATZINGER
Gerhard Watzinger Director

/s/ J OHN A USURA
John Ausura Director

/s/ B RENDA G ALILEE
Brenda Galilee Director