Form 10-Q
period 2022-03-31
Mastech Digital, Inc.
filed 2022-05-11
CIK 1437226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2022 was 11,599,334.

MASTECH DIGITAL, INC.
QUARTERLY REPORT ON FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$59,755	$49,775
Cost of revenues	43,823	36,971

Gross profit	15,932	12,804
Selling, general and administrative expenses	12,625	10,935

Income from operations	3,307	1,869
Interest income (expense), net	(114)	(195)
Other income (expense), net	54	(37)

Income before income taxes	3,247	1,637
Income tax expense	915	443

Net income	$2,332	$1,194

Earnings Per Share:
Basic	$.20	$.10

Diluted	$.19	$.10

Weighted average common shares outstanding:
Basic	11,509	11,415

Diluted	12,035	11,997

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$2,332	$1,194
Other comprehensive income (loss):
Net unrealized gain on interest-rate swap contracts	—	35
Foreign currency translation adjustments	(147)	(19)

Total pretax net unrealized gain (loss)	(147)	16
Income tax expense	—	9

Total other comprehensive gain (loss), net of taxes	(147)	7

Total comprehensive income	$2,185	$1,201

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$7,185	$6,622
Accounts receivable, net of allowance for uncollectible accounts of $375 in 2022 and $375 in 2021	35,137	34,153
Unbilled receivables	11,701	9,240
Prepaid and other current assets	3,191	3,890

Total current assets	57,214	53,905
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	2,741	2,356
Enterprise software	4,172	3,753
Leasehold improvements	760	842

	7,673	6,951
Less – accumulated depreciation and amortization	(4,133)	(3,913)

Net equipment, enterprise software, and leasehold improvements	3,540	3,038
Operating lease right-of-use assets	5,033	4,894
Non-current deposits	511	595
Goodwill, net of impairment	32,510	32,510
Intangible assets, net of amortization	17,968	18,760

Total assets	$116,776	$113,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,400	$4,400
Accounts payable	6,242	4,954
Accrued payroll and related costs	13,367	14,240
Current portion of operating lease liability	1,571	1,479
Other accrued liabilities	779	1,227
Deferred revenue	443	544

Total current liabilities	26,802	26,844

Long-term liabilities:
Long-term debt, less current portion, net	7,252	8,334
Long-term operating lease liability, less current portion	3,677	3,706
Long-term accrued income taxes	125	125
Deferred income taxes	888	265

Total liabilities	38,744	39,274
Commitments and contingent liabilities (Note 6)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 250,000,000 shares authorized and 13,233,767 shares issued as of March 31, 2022 and 13,112,202 shares issued as of December 31, 2021	133	131
Additional paid-in-capital	29,667	28,250
Retained earnings	53,173	50,841
Accumulated other comprehensive income (loss)	(754)	(607)
Treasury stock, at cost; 1,646,420 shares as of March 31, 2022 and as of December 31, 2021	(4,187)	(4,187)

Total shareholders’ equity	78,032	74,428

Total liabilities and shareholders’ equity	$116,776	$113,702

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2021	$131	$28,250	$50,841	$(4,187)	$(607)	$74,428
Net income	—	—	2,332	—	—	2,332
Other comprehensive (loss), net of taxes	—	—	—	—	(147)	(147)
Stock-based compensation expense	—	526	—	—	—	526
Stock options exercised	2	891	—	—	—	893

Balances, March 31, 2022	$133	$29,667	$53,173	$(4,187)	$(754)	$78,032

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2020	$130	$25,509	$38,620	$(4,187)	$(539)	$59,533
Net income	—	—	1,194	—	—	1,194
Other comprehensive gain, net of taxes	—	—	—	—	7	7
Stock-based compensation expense	—	621	—	—	—	621
Stock options exercised	—	101	—	—	—	101

Balances, March 31, 2021	$130	$26,231	$39,814	$(4,187)	$(532)	$61,456

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income	$2,332	$1,194
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,020	997
Interest amortization of deferred financing costs	18	20
Stock-based compensation expense	526	621
Deferred income taxes, net	623	(8)
Operating lease assets and liabilities, net	(76)	12
Working capital items:
Accounts receivable and unbilled receivables	(3,445)	(4,072)
Prepaid and other current assets	699	108
Accounts payable	1,288	1,326
Accrued payroll and related costs	(873)	508
Other accrued liabilities	(448)	141
Deferred revenue	(101)	(73)

Net cash flows provided by operating activities	1,563	774

INVESTING ACTIVITIES:
Recovery of (payment for) non-current deposits	84	(63)
Capital expenditures	(730)	(128)

Net cash flows (used in) investing activities	(646)	(191)

FINANCING ACTIVITIES:
(Repayments) on term loan facility	(1,100)	(1,100)
Proceeds from exercise of stock options	893	101

Net cash flows (used in) financing activities	(207)	(999)

Effect of exchange rate changes on cash and cash equivalents	(147)	(19)

Net change in cash and cash equivalents	563	(435)
Cash and cash equivalents, beginning of period	6,622	7,677

Cash and cash equivalents, end of period	$7,185	$7,242

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021
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
In our 2017 acquisition of the services division of Canada-based InfoTrellis, Inc., we added specialized capabilities in delivering data and analytics services to our customers globally, which became our Data and Analytics Services segment. This segment offers project-based consulting services in the areas of data management, data engineering and data science, with such services delivered using on-site
and offshore resources. In October 2020, we acquired AmberLeaf Partners, Inc. (“AmberLeaf”), a Chicago-based customer experience consulting firm. This acquisition expanded our Data and Analytics Services segment’s capabilities in customer experience strategy and managed services offering for a variety of Cloud-based enterprise applications across sales, marketing and customer services organizations.
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
The
COVID-19
pandemic had a material impact on activity levels in both of our business segments in 2020. This impact was reduced in 2021 as a result of the global roll-out
of vaccination programs and signs of improving economic conditions. As we enter 2022, we are hopeful that
COVID-19
related concerns will be less impactful on our business. The proliferation of
COVID-19
variants, however, have caused some uncertainty and may continue to disrupt global markets during 2022.
Accounting Principles
The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2021, included in our Annual Report on Form
10-K
filed with the SEC on March 14, 2022. Additionally, our operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that can be expected for the year ending December 31, 2022 or for any other period.
Principles of Consolidation
The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
Critical Accounting Policies
Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form
10-K
for the year ended December 31, 2021, for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the three months ended March 31, 2022.

Segment Reporting
The Company has two reportable segments, in accordance with Accounting Standards Committee (“ASC”) Topic 280 “Disclosures About Segments of an Enterprise and Related Information”: Data and Analytics Services; and IT Staffing Services.

2.	Revenue from Contracts with Customers
The Company recognizes revenue on
time-and-material
contracts over time as services are performed and expenses are incurred.
Time-and-material
contracts typically bill at an agreed-upon hourly rate, plus out-of-pocket
expense reimbursement.
Out-of-pocket
expense reimbursement amounts vary by assignment, but on average represent less than 2% of the total contract revenues. Revenue is earned on a per transaction or labor hour basis, as that amount directly corresponds to the value of the Company’s performance. Revenue recognition is negatively impacted by holidays and consultant vacation and sick days.
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
The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Three Months Ended March 31,
	2022	2021
	(Amounts in thousands)
Data and Analytics Services Segment
Time-and-material Contracts	$6,181	$5,854
Fixed-price Contracts	3,971	2,940

Subtotal Data and Analytics Services	$10,152	$8,794

	Three Months Ended March 31,
	2022	2021
	(Amounts in thousands)
IT Staffing Services Segment
Time-and-material Contracts	$49,399	$40,981
Fixed-price Contracts	204	—

Subtotal IT Staffing Services	$49,603	$40,981

Total Revenues	$59,755	$49,775

For the three months ended March 31, 2022, the Company had one client (CGI =17.8%) that exceeded 10% of total revenues. For the three months ended March 31, 2021, the Company had the same one client (CGI = 15.0%) that exceeded 10% of total revenues.
The Company’s top ten clients represented approximately 51% and 47% of total revenues for the three months ended March 31, 2022 and 2021, respectively.
The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Three Months Ended March 31,
	2022	2021
	(Amounts in thousands)
United States	$58,347	$47,942
Canada	1,019	1,264
India and other	389	569

Total	$59,755	$49,775

3.	Goodwill and Other Intangible Assets, Net
Goodwill related to our June 15, 2015, acquisition of Hudson Global Resources Management’s U.S. IT staffing business (“Hudson IT”) totaled $8.4 million. Goodwill related to our July 13, 2017, acquisition of the services division of InfoTrellis totaled $27.4 million. During 2018, the Company recorded a goodwill impairment related to the InfoTrellis acquisition of $9.7 million. Goodwill related to our October 1, 2020, acquisition of AmberLeaf totaled $6.4 million.
The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of March 31, 2022, and December 31, 2021:

	As of March 31, 2022
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$4,528	$3,471
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	6,911	12,730
Covenant-not-to-compete	5	1,201	848	353
Trade name	5	1,711	1,297	414
Technology	7	1,979	979	1,000

Total Intangible Assets		$33,099	$15,131	$17,968

	As of December 31, 2021
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$4,361	$3,638
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	6,503	13,138
Covenant-not-to-compete	5	1,201	788	413
Trade name	5	1,711	1,211	500
Technology	7	1,979	908	1,071

Total Intangible Assets		$33,099	$14,339	$18,760

Amortization expense for the three months ended March 31, 2022 and 2021 totaled $792,000 and $793,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.
The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2022 through 2026 is as follows:

	Years Ended December 31,
	2022	2023	2024	2025	2026

	(Amounts in thousands)
Amortization expense	$2,987	$2,772	$2,693	$2,553	$2,413
4. Leases
The Company rents certain office facilities and equipment under noncancelable operating leases. As of March 31, 2022, approximately 97,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All of our leases are classified as operating leases. The average initial lease term is four years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from less than one year to 5 years with a weighted average of 3.8 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
The following table summarizes the balance sheet classification of the lease assets and related lease liabilities:

	March 31, 2022	December 31, 2021

	( in thousands)
Assets:
Long-term operating lease right-of-use assets	$5,033	$4,894

Liabilities:
Short-term operating lease liability	$1,571	$1,479
Long-term operating lease liability	3,677	3,706

Total liabilities	$5,248	$5,185

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of March 31, 2022
(in thousands)
2022 (For remainder of year)	$1,299
2023	1,732
2024	1,002
2025	734
2026	717

Amount as of March 31, 2022
(in thousands)
Thereafter	171

Total	5,655
Less: Imputed interest	(407)

Present value of operating lease liabilities	$5,248

The weighted average discount rate used to calculate the present value of future lease payments was 4.0%.
We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the three months ended March 31, 2022 and 2021 totaled $0.4 million and $0.4 million, respectively.
Total cash paid for lease liabilities for the three months ended March 31, 2022 and 2021 totaled $0.4 million and $0.4 million, respectively.
New leases entered into during the three months ended March 31, 2022 and 2021 totaled $0.5 million and $0.3 million, respectively, and are considered non cash transactions.

5.	Payroll Tax Liability
As allowed under the Coronavirus Aid, Relief and Economic Security (CARES) Act, the Company elected to defer payment of the employer’s share of social security tax. As of March 31, 2022, and December 31, 2021, the balance of this liability is $2.3 million and $2.3 million, respectively. The Company is required to repay the $2.3 million by December 31, 2022, which is reflected as part of current liabilities under the caption accrued payroll and related costs.

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
hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. The Company did not provide for any matching contributions for the three months ended March 31, 2022 and 2021.

8.	Stock-Based Compensation
In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 4,900,000 shares of the Company’s Common Stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three months ended March 31, 2022, the Company granted 11,304 restricted share units and 400,000 stock options at a strike price of $18.41 under the Plan. During the three months ended March 31, 2021, the Company granted restricted share units of 11,955 and 270,000 stock options at an average strike price of $17.65. As of March 31, 2022 there were 244,000 shares available for grants under the Plan.
Stock-based compensation expense for the three months ended March 31, 2022 and 2021 was $526,000 and $621,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the three months ended March 31, 2022 and 2021, the Company issued 90,933 and 29,739 shares, respectively, related to the grant of restricted share units and the exercise of stock options.
In October 2018, the Board of Directors of the Company approved the Mastech Digital, Inc. 2019 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The Employee Stock Purchase Plan is intended to meet the requirements of Section 423 of the Code and was approved by the Company’s shareholders to be qualified. On May 15, 2019, the Company’s shareholders approved the Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, 600,000 shares of Common Stock (subject to adjustment upon certain changes in the Company’s capitalization) are available for purchase by eligible employees who become participants in the Employee Stock Purchase Plan. The purchase price per share is 85% of the lesser of (i) the fair market value per share of Common Stock on the first day of the offering period, or (ii) the fair market value per share of Common Stock on the last day of the offering period.

The Company’s eligible full-time employees are able to contribute up to 15% of their base compensation into the Employee Stock Purchase Plan, subject to an annual limit of $25,000 per person. Employees are able to purchase Company Common Stock at a 15% discount to the lower of the fair market value of the Company’s Common Stock on the initial or final trading dates of each six-month
offering period. Offering periods begin on January 1 and July 1 of each year. The Company uses the Black-Scholes option pricing model to determine the fair value of Employee Stock Purchase Plan share-based payments. The fair value of the six-month
“look-back” option in the Company’s Employee Stock Purchase Plan is estimated by adding the fair value of 15% of one share of stock to 85% of the fair value of an option on one share of stock. The Company utilized U.S. Treasury yields as of the grant date for its risk-free interest rate assumption, matching the Treasury yield terms to the six-month
offering period. The Company utilized historical company data to develop its dividend yield and expected volatility assumptions.
During the three months ended March 31, 2022 and 2021, there were no shares issued under the Employee Stock Purchase Plan. As of March 31, 2022, there were 516,399 shares available for purchases under the Employee Stock Purchase Plan.

9.	Credit Facility
On July 13, 2017, the Company entered into a Credit Agreement (the “Credit Agreement”) with PNC Bank, as administrative agent, swing loan lender and issuing lender, PNC Capital Markets LLC, as sole lead arranger and sole book-runner, and certain financial institution parties thereto as lenders (the “Lenders”). The Credit Agreement, as amended, provides for a total aggregate commitment of $53.1 million, consisting of (i) a revolving credit facility (the “Revolver”) in an aggregate principal amount not to exceed $40 million and; (ii) a $13.1 million term loan facility (the “Term Loan), as more fully described in Exhibit 10.1 to the Company’s Form
8-Ks
filed with the SEC on July 19, 2017, April 25, 2018 and October 7, 2020, and Exhibit 10.2 to the Form
8-K/A
filed with the SEC on January 4, 2022. Additionally, the facility includes an accordion feature for additional borrowing of up to $20 million upon satisfaction of certain conditions.
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
Amounts borrowed under the Term Loan are required to be repaid in consecutive quarterly installments through and including the maturity date of October 1, 2024. The principal amount of each quarterly installment payable on the Term Loan equals $1.1 million through and including the maturity date, with the maturity date payment equal to the outstanding amount of the loan on that date.
Borrowings under the revolver and the term loan, at the Company’s election, bear interest at either (a) the higher of PNC’s prime rate or the federal funds rate plus 0.50%, plus an applicable margin determined based upon the Company’s senior leverage ratio or (b) the Bloomberg Short-Term Bank Yield Index (“BSBY”), plus an applicable margin determined based upon the Company’s senior leverage ratio. The applicable margin on the base rate is between 0.50% and 1.25% on revolver borrowings and between 1.75% and 2.50% on term loans. The applicable margin on the BSBY is between 1.50% and 2.25% on revolver borrowings and between 2.75% and 3.50% on term loans. A 20 to
30-basis
point per annum commitment fee on the unused portion of the revolver facility is charged and due monthly in arrears. The applicable commitment fee is determined based upon the Company’s senior leverage ratio.
The Company pledged substantially all of its assets in support of the Credit Agreement. The Credit Agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the Credit Agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of March 31, 2022, the Company was in compliance with all provisions under the facility.
In connection with securing the commitments under the Credit Agreement and the April 20, 2018, October 1, 2020, and December 29, 2021 amendments to the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $975,000, which were capitalized and are being amortized as interest expense over the life of the facility. Deferred financing costs of $348,000 and $366,000 (net of amortization) as of March 31, 2022, and December 31, 2021, respectively, are presented as reductions in long-term debt in the Company’s Consolidated Balance Sheets.

As of March 31, 2022, and December 31, 2021, the Company’s outstanding borrowings under the Revolver totaled $0 million and $0 million, respectively; and unused borrowing capacity available was approximately $35.5 million and $32.4 million, respectively. The Company’s outstanding borrowings under the term loan were $12.0 million and $13.1 million as of March 31, 2022 and December 31, 2021, respectively. Additionally, under the Term Loan agreement there is a mandatory repayment requirement related to excess cash flows (as defined in the Credit Agreement) generated in a given fiscal year. This provision takes effect in first quarter of 2023 should the Company senior leverage ratio exceeds 1.50x.

10.	Income Taxes
The components of income before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31,
	2022	2021

	(Amounts in thousands)
Income before income taxes:
Domestic	$3,315	$1,881
Foreign	(68)	(244)

Income before income taxes	$3,247	$1,637

The Company has foreign subsidiaries outside the United States, which generate revenues from non-US
based clients. Additionally, these subsidiaries provide services to the Company’s U.S. parents. Accordingly, the Company allocates a portion of its income to these subsidiaries based on a “transfer pricing” model and reports such income as foreign in the above table.
The provision for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31,
	2022	2021

	(Amounts in thousands)
Current provision:
Federal	$98	$358
State	25	93
Foreign	86	10

Total current provision	209	461

Deferred provision (benefit):
Federal	542	(6)
State	137	(2)
Foreign	(56)	(42)

Total deferred provision (benefit)	623	(50)

Change in valuation allowance	83	32

Total provision for income taxes	$915	$443

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three months ended March 31, 2022, and 2021 were as follows (amounts in thousands):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021

Income taxes computed at the federal statutory rate	$682	21.0%	$344	21.0%
State income taxes, net of federal tax benefit	176	5.4	104	6.3
Excess tax benefits from stock options/restricted shares	(77)	(2.4)	(67)	(4.1)
Difference in tax rate on foreign earnings/other	51	1.6	30	1.9
Change in valuation allowance	83	2.6	32	2.0

	$915	28.2%	$443	27.1%

We evaluate deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. GAAP accounting guidance requires us to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative using a “more likely than not” standard. Our assessment considers, among other things, the nature of cumulative losses; forecasts of future profitability; the duration of statutory carry-forward periods; and tax planning alternatives. As of March 31, 2022, our valuation allowance was comprised of balances within locations of Singapore and the United Kingdom. The valuation allowance balances at these locations totaled $394,000 and $311,000 as of March 31, 2022, and December 31, 2021, respectively, and reflect net operating losses which may not be realizable in the future.
The Company’s Canadian subsidiary are currently under audit by Revenue Canada for the years 2018 and 2019.

11.	Derivative Instruments and Hedging Activities
Interest Rate Risk Management
Concurrent with the Company’s July 13, 2017 borrowings under its credit facility, the Company entered into a 44–month interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. The swap contracts, which matured on April 1, 2021, were designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts were recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments was recorded in other comprehensive income (loss) and was reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affected earnings. Because the interest-rate swap contracts matured, they had no value as of March 31, 2022, and December 31, 2021, therefore there is no balance reflected in the Consolidated Balance Sheets for these periods.
There was no impact on the Consolidated Statements of Operations and Comprehensive Income (“OCI”) for the three months ended March 31, 2022. The effect of derivative instruments on the Consolidated Statements of Operations and OCI for the three months ended March 31, 2021 are as follows (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain recognized in OCI on Derivatives	Location of Gain reclassified from Accumulated OCI to Income	Amount of Gain reclassified from Accumulated OCI to Income	Location of Gain reclassified in Income on Derivatives	Amount of Gain recognized in Income on Derivatives

	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
Interest-Rate Swap Contracts	$35	Interest Expense	$34	Interest Expense	$—

12.	Fair Value Measurements
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
In prior periods, the company carried interest-rate swap contracts and contingent consideration liabilities at fair value measured on a recurring basis. As of March 31, 2022, and December 31, 2021, the Company did not have any balances in the financial statements related to these items as the swap matured on April 1, 2021 and the contingent consideration was revalued to zero as of December 31, 2021.

13.	Shareholders’ Equity
The Company purchases shares to satisfy employee tax obligations related to its Stock Incentive Plan. During the three months ended March 31, 2022, and 2021, no purchases were made to satisfy employee tax obligations.

14.	Earnings Per Share
The computation of basic earnings per share is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.
For the three months ended March 31, 2022, there were 0 anti-dilutive stock options excluded from the computation of diluted earnings per share. For the three months ended March 31, 2021, there were 150,000 anti-dilutive stock options excluded from the computation of diluted earnings per share.

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

	Three Months Ended March 31,
	2022	2021
	(Amounts in thousands)
Revenues:
Data and Analytics Services	$10,152	$8,794
IT Staffing Services	49,603	40,981

Total revenues	$59,755	$49,775

Gross Margin %:
Data and Analytics Services	45.2%	45.7%
IT Staffing Services	22.9%	21.4%

Total gross margin %	26.7%	25.7%

Segment operating income:
Data and Analytics Services	$972	$394
IT Staffing Services	3,127	2,268

Subtotal	4,099	2,662
Amortization of acquired intangible assets	(792)	(793)
Interest expenses and other, net	(60)	(232)

Income before income taxes	$3,247	$1,637

Below is a reconciliation of segment total assets to consolidated total assets:

	March 31, 2022	December 31, 2021
	(Amounts in thousands)
Total assets:
Data and Analytics Services	$57,571	$56,634
IT Staffing Services	59,205	57,068

Total assets	$116,776	$113,702

Below is geographic information related to our revenues from external customers:

	Three Months Ended March 31,
	2022	2021
	(Amounts in thousands)
United States	$58,347	$47,942
Canada	1,019	1,264
India and Other	389	569

Total revenues	$59,755	$49,775

16.	Recently Issued Accounting Standards
Recently Adopted Accounting Pronouncements
In November 2021, the FASB issued ASU
2021-10,
“Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”. The amendments in this ASU require annual disclosures to increase the transparency of government assistance received by a business entity including information about the nature of the government transactions, related accounting policy, the line items on the balance sheet and income statement that are affected, amounts applicable to each financial statement line item, and significant terms and conditions of the transactions, including commitments and contingencies. The amendments in this ASU are effective for annual periods beginning after December 15, 2021. We adopted this ASU on January 1, 2022, with no material impact on our financial statements.
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
You should read the following discussion in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2021, included in our Annual Report on Form
10-K,
filed with the Securities and Exchange Commission (“SEC”) on March 14, 2022.
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
We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors”, “Forward-Looking Statements” and elsewhere in our Annual Report on Form
10-K
for the year ended December 31, 2021. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update forward-looking statements and the estimates and assumptions associated with them, after the date of this quarterly report on Form
10-Q,
except to the extent required by applicable securities laws.

Website Access to SEC Reports:
The Company’s website is
www.mastechdigital.com
. The Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, current reports on Form
8-K
and all other reports filed with the SEC, are available free of charge on the Investors page. The website is updated as soon as reasonably practical after such reports are filed electronically with the SEC.
Critical Accounting Policies
Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form
10-K
for the year ended December 31, 2021 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the three months ended March 31, 2022.
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
Economic Trends and Outlook:
Generally, our business outlook is highly correlated to general North American economic conditions, particularly with respect to our IT Staffing Services segment. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing global economy, demand for our services tends to decline. As the economy slowed in 2007 and recessionary conditions emerged in 2008 and 2009, we experienced less demand for our IT staffing services. With economic expansion in 2010 through 2019, activity levels improved. However, as the recovery strengthened, we experience increased tightness in the supply-side (skilled IT professionals) of our businesses. These supply-side challenges pressured resource costs and to some extent gross margins. As we entered 2020, we were encouraged by continued growth in the domestic job markets and expanding U.S. and global economies. However, with the
COVID-19
pandemic surfacing in the first quarter of 2020, we realized the economic growth would quickly turn into recessionary conditions, which had a material impact on activity levels in both of our business segments. This impact was reduced in 2021 as a result of the global roll-out
of vaccination programs and signs of improving economic conditions. As we enter 2022, we are hopeful that
COVID-19
related concerns will be less impactful on our business. The proliferation of
COVID-19
variants, however, have caused some uncertainty and may continue to disrupt global markets during 2022. In addition, we are mindful of inflationary pressures and overall economic concerns regarding the potential for recessionary conditions.

In addition to tracking general economic conditions in the markets that we service, a large portion of our revenues is generated from a limited number of clients (see Item 1A, the Risk Factor entitled “Our revenues are highly concentrated, and the loss of a significant client would adversely affect our business and revenues” in our Annual Report on Form
10-K
for the year ended December 31, 2021). Accordingly, our trends and outlook are additionally impacted by the prospects and well-being of these specific clients. This “account concentration” factor may result in our results of operations deviating from the prevailing economic trends from time to time.
Within our IT Staffing Services segment, a larger portion of our revenues has come from strategic relationships with systems integrators and other staffing organizations. Additionally, many large end users of IT staffing services are employing managed service providers to manage their contractor spending. Both of these dynamics may pressure our IT staffing gross margins in the future.
Recent growth in advanced technologies (social, cloud, analytics, mobility, automation) is providing opportunities within our IT Staffing Services segment. However, supply side challenges have proven to be acute with respect to many of these technologies. We believe these challenges will remain during 2022.
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
Results of Operations for the Three Months Ended March 31, 2022 as Compared to the Three Months Ended March 31, 2021:
Revenues:
Revenues for the three months ended March 31, 2022 totaled $59.8 million compared to $49.8 million for the corresponding three-month period in 2021. This 20% year-over-year revenue increase reflected 15% growth in our Data and Analytics Services segment and a 21% increase in our IT Staffing Services segment. For the three months ended March 31, 2022, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 17.8%). For the three months ended March 31, 2021, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 15.0%). The Company’s top ten clients represented approximately 52% and 47% of total revenues for the three months ended March 31, 2022 and 2021, respectively.
Below is a tabular presentation of revenues by reportable segment for the three months ended March 31, 2022 and 2021, respectively:

Revenues (Amounts in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Data and Analytics Services	$10,152	$8,794
IT Staffing Services	49,603	40,981

Total revenues	$59,755	$49,775

Revenues from our Data and Analytics Services segment totaled $10.2 million in the quarter ending March 31, 2022, compared to $8.8 million in the corresponding period last year. The year-over-year improvement largely reflected improved backlog in the 2022 period. Bookings in first quarter 2022 totaled $11.8 million compared to first quarter 2021 bookings of $15.8 million. The 2021 quarter included several booking orders that included multi-year durations.
Revenues from our IT Staffing Services segment totaled $49.6 million in the three months ended March 31, 2022 compared to $41.0 million during the corresponding 2021 period. This 21% revenue increase reflected a higher level of billing consultants in the 2022 quarter versus 2021. Billing consultants at March 31, 2021 totaled
1,295-consultants
compared to
1,162-consultants
at March 31, 2021. Our average bill rate in the first quarter of 2022 for the segment was $78.99 / per hour compared to $75.12 / per hour in the first quarter of 2021. The increase in average bill rate was due to higher rates on new assignments and is reflective of the types of skill-sets that we deployed. Permanent placement / fee revenues were approximately $0.6 million during the quarter, which was $0.4 million higher than our permanent placement performance of a year ago.
Gross Margins:
Gross profits in the first quarter of 2022 totaled $15.9 million compared to gross profits of $12.8 million in the first quarter of 2021, a 24% year-over-year increase. Gross profit as a percentage of revenue was 26.7% for the three-month period ending March 31, 2022, compared to 25.7% during the same period of 2021. This
100-basis
point improvement reflected higher revenue levels in our high-margin Data and Analytics Services segment and improved gross margins in our IT Staffing Services segment due to higher permanent placement fees and revenues from our offshore staffing service offering.

Below is a tabular presentation of gross margin by reporting segment for the three months ended March 31, 2022 and 2021, respectively:

Gross Margin	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Data and Analytics Services	45.2%	45.7%
IT Staffing Services	22.9	21.4

Total gross margin	26.7%	25.7%

Gross margins from our Data and Analytics Services segment were 45.2% of revenues during the first quarter of 2022. This compares to gross margins of 45.7% in the first quarter of 2021, representing a
50-basis
point decrease due to lower utilization in the first half of the 2022 quarter.
Gross margins from our IT Staffing Services segment were 22.9% in the first quarter of 2022 compared to 21.4% during the corresponding quarter of 2021. This
150-basis
point improvement was largely due to higher permanent placement fees, improved utilization and revenues from our higher-margin offshore staffing service offering.
Selling, General and Administrative (“S,G&A”) Expenses:
Below is a tabular presentation of operating expenses by sales, operations, amortization of acquired intangible assets and general and administrative categories for the three months ended March 31, 2022 and 2021, respectively:

S,G&A Expenses (Amounts in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Data and Analytics Services Segment
Sales and Marketing	$1.9	$1.8
Operations	0.6	0.8
Amortization of Acquired Intangible Assets	0.6	0.6
General & Administrative	1.1	1.0

Subtotal Data and Analytics Services	$4.2	$4.2

IT Staffing Services Segment
Sales and Marketing	$2.5	$1.8
Operations	2.8	2.0
Amortization of Acquired Intangible Assets	0.2	0.2
General & Administrative	2.9	2.7

Subtotal IT Staffing Services	$8.4	$6.7

Total S,G&A Expenses	$12.6	$10.9

S,G&A expenses for the three months ended March 31, 2022 totaled $12.6 million or 21.1% of total revenues, compared to $10.9 million or 21.9% of revenues for the three months ended March 31, 2021. Excluding amortization of acquired intangible assets in both periods, S,G&A expense as a percentage of total revenues would have been 19.7% and 20.3%, respectively.
Fluctuations within S,G&A expense components during the first quarter of 2022, compared to the first quarter of 2021, included the following:

•
Sales expense increased by $0.8 million in the 2022 period compared to 2021. An increase of $0.1 million related to our Data and Analytics Services segment which reflected additional staff and higher commissions. Sales expense in our IT Staffing Services segment increased by $0.7 million due to staff increases, higher commissions and bonuses, higher travel and other variable expenses.

•
Operations expense increased by $0.6 million in the 2022 period compared to 2021. In our Data and Analytics Services segment operations expense decrease by increased $0.2 million due to lower staff. In our IT Staffing Services segment operations expense increased by $0.8 million related to staff increases and higher variable expense to support revenue growth.

•	Amortization of acquired intangible assets was $0.8 million in both the 2022 and 2021 periods.

•
General and administrative expense increased by $0.3 million in the 2022 period compared to 2021. Approximately $0.1 million was related to our Data and Analytics Services segment and $0.2 million was related to our IT Staffing Services segment. Executive search fees were largely responsible for the increases in the Data and Analytics Services segment. The increase in the IT Staffing Services segment was due to higher rents and travel expenses.

Other Income / (Expense) Components:
Other Income / (Expense) for the three months ended March 31, 2022 consisted of interest expense of ($114,000) and foreign exchange gains of $54,000. For the three months ended March 31, 2021, Other Income / (Expense) consisted of interest expense of ($195,000) and foreign exchange losses of ($37,000). The lower level of interest expense was reflective of debt repayments in 2021 and the first quarter of 2022.
Income Tax Expense:
Income tax expense for the three months ended March 31, 2022 totaled $915,000, representing an effective tax rate on pre-tax
income of 28.2% compared to $443,000 for the three months ended March 31, 2021, which represented a 27.1% effective tax rate on pre-tax
income. The higher effective tax rate in the 2022 period largely reflected an increase in our tax valuation allowance related to foreign net operating losses (“NOLs”) in Singapore and the UK.
Liquidity and Capital Resources:
Financial Conditions and Liquidity:
As of March 31, 2022, we had bank debt, net of cash balances on hand, of $4.8 million and approximately $35.5 million of borrowing capacity under our existing credit facility.
Historically, we have funded our organic business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. As of March 31, 2022, our accounts receivable “days sales outstanding” (“DSOs”) measurement was
64-days,
which was one day lower than at the end of the first quarter 2021.
We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility will be adequate to fund our business needs and debt service obligations over the next twelve months, absent any acquisition-related activities.
Cash flows provided by (used in) operating activities:
Cash provided by operating activities for the three months ended March 31, 2022 totaled $1.6 million compared to $0.8 million during the three months ended March 31, 2021. Elements of cash flows in the 2022 period were net income of $2.3 million, non-cash
charges of $2.1 million, and an increase in operating working capital levels of ($2.8 million). During the three months ended March 31, 2021, elements of cash flow were net income of $1.2 million, non-cash
charges of $1.6 million, and an increase in operating working capital levels of ($2.0 million).
Cash flows (used in) investing activities:
Cash (used in) investing activities for the three months ended March 31, 2022 was ($646,000) compared to ($191,000) for the three months ended March 31, 2021. The increase in capital expenditures in 2022 compared to 2021 reflects expenditures related to the Chennai delivery center in India and the implementation of Oracle Cloud for the Data and Analytics Services segment.
Cash flows provided by (used in) financing activities:
Cash provided by (used in) financing activities for the three months ended March 31, 2022 totaled ($0.2 million) and consisted of debt repayments of ($1.1 million), partially offset by proceeds from the exercise of stock options of $0.9 million. Cash provided by (used in) financing activities for the three months ended March 31, 2021 totaled ($1.0 million) and consisted of debt repayments of ($1.1 million), partially offset by proceeds from the exercise of stock options of $0.1 million.
Off-Balance
Sheet Arrangements
We do not have any
off-balance
sheet arrangements.

Inflation:
We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and, whenever possible, seeking to ensure that billing rates are adjusted periodically to reflect increases in costs due to inflation. However, high levels of inflation may result in higher interest rates which would increase out cost of borrowings.
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
Interest Rates
As of March 31, 2022, we had outstanding borrowings of $12.0 million under our Credit Agreement with PNC Bank and certain other financial institution lenders — Refer to Note 9 – “Credit Facility” in the Notes to Condensed Consolidated Financial Statements, included herein. A hypothetical 10% increase in interest rates on our variable debt outstanding at March 31, 2022 would have an increase in our annual interest expense of approximately $36,000. As of March 31, 2022, the Company has no interest-rate hedge vehicles outstanding.
Currency Fluctuations
The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s subsidiary in Canada is the U.S. dollar because the majority of its revenue is denominated in U.S. dollars. The functional currencies of the Company’s Indian and European subsidiaries are the local currency of the location of such subsidiary. The results of operations of the Company’s Indian and European subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian and European subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Consolidated Statements of Operations, and have not been material for all periods presented. A hypothetical 10% increase or decrease in overall foreign currency rates would not have had a material impact on our consolidated financial statements. As our international operations grow, we will continue to evaluate and reassess our approach to managing the risks relating to fluctuations in currency rates.

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
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules
13a-15(b).
Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Annual Report on
Form 10-K
for the year ended December 31, 2021, filed with the SEC on March 14, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 6.	EXHIBITS
(a) Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of May, 2022.

MASTECH DIGITAL, INC.

May 11, 2022	/s/ VIVEK GUPTA
Vivek Gupta Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer
(Principal Financial Officer)