Form 10-Q
period 2022-06-30
Mastech Digital, Inc.
filed 2022-08-15
CIK 1437226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 29, 2022 was 11,614,674.

MASTECH DIGITAL, INC.
QUARTERLY REPORT ON FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$62,117	$53,658	$121,872	$103,433
Cost of revenues	45,371	39,343	89,194	76,314

Gross profit	16,746	14,315	32,678	27,119
Selling, general and administrative expenses:
Operating expenses	13,198	10,986	25,823	21,921
Revaluation of contingent consideration liability	—	(1,982)	—	(1,982)

Total selling, general and administrative expenses	13,198	9,004	25,823	19,939

Income from operations	3,548	5,311	6,855	7,180
Interest income (expense), net	(127)	(159)	(241)	(354)
Other income (expense), net	195	15	249	(22)

Income before income taxes	3,616	5,167	6,863	6,804
Income tax expense	1,180	1,429	2,095	1,872

Net income	$2,436	$3,738	$4,768	$4,932

Earnings per share:
Basic	$.21	$.33	$.41	$.43

Diluted	$.20	$.31	$.39	$.41

Weighted average common shares outstanding:
Basic	11,607	11,442	11,558	11,425

Diluted	12,110	12,002	12,079	11,999

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$2,436	$3,738	$4,768	$4,932
Other comprehensive income (loss):
Net unrealized gain on interest-rate swap contracts	—	—	—	35
Foreign currency translation adjustments	(319)	(95)	(466)	(114)

Total pretax net unrealized (loss)	(319)	(95)	(466)	(79)
Income tax expense	—	—	—	9

Total other comprehensive (loss), net of taxes	(319)	(95)	(466)	(88)

Total comprehensive income	$2,117	$3,643	$4,302	$4,844

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$6,722	$6,622
Accounts receivable, net of allowance for uncollectible accounts of $375 in 2022 and $375 in 2021	37,730	34,153
Unbilled receivables	13,478	9,240
Prepaid and other current assets	3,102	3,890

Total current assets	61,032	53,905
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	2,788	2,356
Enterprise software	4,172	3,753
Leasehold improvements	749	842

	7,709	6,951
Less – accumulated depreciation and amortization	(4,418)	(3,913)

Net equipment, enterprise software, and leasehold improvements	3,291	3,038
Operating lease right-of-use assets	4,641	4,894
Non-current deposits	491	595
Goodwill, net of impairment	32,510	32,510
Intangible assets, net of amortization	17,176	18,760

Total assets	$119,141	$113,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,400	$4,400
Accounts payable	6,724	4,954
Accrued payroll and related costs	13,250	14,240
Current portion of operating lease liability	1,530	1,479
Other accrued liabilities	948	1,227
Deferred revenue	469	544

Total current liabilities	27,321	26,844

Long-term liabilities:
Long-term debt, less current portion, net	6,170	8,334
Long-term operating lease liability, less current portion	3,179	3,706
Long-term accrued income taxes	125	125
Deferred income taxes	816	265

Total liabilities	37,611	39,274
Commitments and contingent liabilities (Note 6)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 250,000,000 shares authorized and 13,261,094 shares issued as of June 30, 2022 and 13,112,202 shares issued as of December 31, 2021	133	131
Additional paid-in-capital	31,048	28,250
Retained earnings	55,609	50,841
Accumulated other comprehensive income (loss)	(1,073)	(607)
Treasury stock, at cost; 1,646,420 shares as of June 30, 2022 and as of December 31, 2021	(4,187)	(4,187)

Total shareholders’ equity	81,530	74,428

Total liabilities and shareholders’ equity	$119,141	$113,702

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2021	$131	$28,250	$50,841	$(4,187)	$(607)	$74,428
Net income	—	—	2,332	—	—	2,332
Other comprehensive (loss), net of taxes	—	—	—	—	(147)	(147)
Stock-based compensation expense	—	526	—	—	—	526
Stock options exercised	2	891	—	—	—	893

Balances, March 31, 2022	$133	$29,667	$53,173	$(4,187)	$(754)	$78,032

Net income	—	—	2,436	—	—	2,436
Employee common stock purchases	—	199	—	—	—	199
Other comprehensive (loss), net of taxes	—	—	—	—	(319)	(319)
Stock-based compensation expense	—	752	—	—	—	752
Stock options exercised	—	430	—	—	—	430

Balances, June 30, 2022	$133	$31,048	$55,609	$(4,187)	$(1,073)	$81,530

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2020	$130	$25,509	$38,620	$(4,187)	$(539)	$59,533
Net income	—	—	1,194	—	—	1,194
Other comprehensive gain, net of taxes	—	—	—	—	7	7
Stock-based compensation expense	—	621	—	—	—	621
Stock options exercised	—	101	—	—	—	101

Balances, March 31, 2021	$130	$26,231	$39,814	$(4,187)	$(532)	$61,456

Net income	—	—	3,738	—	—	3,738
Employee common stock purchases	—	181	—	—	—	181
Other comprehensive (loss), net of taxes	—	—	—	—	(95)	(95)
Stock-based compensation expense	—	757	—	—	—	757
Stock options exercised	1	3	—	—	—	4

Balances, June 30, 2021	$131	$27,172	$43,552	$(4,187)	$(627)	$66,041

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$4,768	$4,932
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,128	1,996
Interest amortization of deferred financing costs	36	41
Stock-based compensation expense	1,278	1,378
Deferred income taxes, net	551	333
Revaluation of contingent consideration liability	—	(1,982)
Operating lease assets and liabilities, net	(223)	141
Working capital items:
Accounts receivable and unbilled receivables	(7,815)	(6,450)
Prepaid and other current assets	788	(2,070)
Accounts payable	1,770	2,049
Accrued payroll and related costs	(990)	87
Other accrued liabilities	(279)	(236)
Deferred revenue	(75)	(41)

Net cash flows provided by operating activities	1,937	178

INVESTING ACTIVITIES:
Recovery of (payment for) non-current deposits	104	(199)
Capital expenditures	(797)	(326)

Net cash flows (used in) investing activities	(693)	(525)

FINANCING ACTIVITIES:
(Repayments) on term loan facility	(2,200)	(2,200)
Proceeds from the issuance of common shares	199	181
Proceeds from the exercise of stock options	1,323	105

Net cash flows (used in) financing activities	(678)	(1,914)

Effect of exchange rate changes on cash and cash equivalents	(466)	(114)

Net change in cash and cash equivalents	100	(2,375)
Cash and cash equivalents, beginning of period	6,622	7,677

Cash and cash equivalents, end of period	$6,722	$5,302

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022 AND 2021
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
In our 2017 acquisition of the services division of Canada-based InfoTrellis, Inc., we added specialized capabilities in delivering data and analytics services to our customers, which became our Data and Analytics Services segment. This segment offers project-based consulting services in the areas of data management, data engineering and data science, with such services delivered using on-site
and offshore resources. In October 2020, we acquired AmberLeaf Partners, Inc. (“AmberLeaf”), a Chicago-based customer experience consulting firm. This acquisition expanded our Data and Analytics Services segment’s capabilities in customer experience strategy and managed services offering for a variety of Cloud-based enterprise applications across sales, marketing and customer services organizations.
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
The
COVID-19
pandemic had a material impact on activity levels in both of our business segments in 2020. This impact was reduced in 2021 as a result of the global roll-out
of vaccination programs and signs of improving economic conditions. We are hopeful that
COVID-19
related concerns will be less impactful on our business in 2022. The proliferation of
COVID-19
variants, however, have caused some uncertainty and may continue to disrupt global markets during 2022.
Accounting Principles
The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2021, included in our Annual Report on Form
10-K
filed with the SEC on March 14, 2022. Additionally, our operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that can be expected for the year ending December 31, 2022 or for any other period.
Principles of Consolidation
The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
Critical Accounting Policies
Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form
10-K
for the year ended December 31, 2021 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the six months ended June 30, 2022.

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
Our Data and Analytics Services segment provides specialized capabilities in delivering data management and analytics services to its customers. This business offers project-based consulting services in the areas of Master Data Management, Enterprise Data Integration, Data Engineering and Analytics, which can be delivered using onsite and offshore resources.
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

The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Amounts in thousands)		(Amounts in thousands)
Data and Analytics Services Segment
Time-and-material Contracts	$6,863	$5,917	$13,044	$11,771
Fixed-price Contracts	4,387	3,033	8,358	5,973

Subtotal Data and Analytics Services	$11,250	$8,950	$21,402	$17,744

IT Staffing Services Segment
Time-and-material Contracts	$50,867	$44,708	$100,470	$85,689
Fixed-price Contracts	—	—	—	—

Subtotal IT Staffing Services	$50,867	$44,708	$100,470	$85,689

Total Revenues	$62,117	$53,658	$121,872	$103,433

For the three months ended June 30, 2022, the Company had one client that exceeded 10% of total revenue (CGI = 22.3%). For the six months ended June 30, 2022, the Company had one client that exceeded 10% of total revenue (CGI = 20.1%). For the three months ended June 30, 2021, the Company had one client that exceeded 10% of total revenue (CGI = 14.8%). For the six months ended June 30, 2021, the Company had one client that exceeded 10% of total revenue (CGI = 14.9%).
The Company’s top ten clients represented approximately 52% and 48% of total revenues for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, the Company’s top ten clients represented approximately 52% and 48% of total revenues, respectively.
The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Amounts in thousands)		(Amounts in thousands)
United States	$60,468	$51,532	$118,815	$99,474
Canada	1,130	1,018	2,149	2,282
India and Other	519	1,108	908	1,677

Total revenues	$62,117	$53,658	$121,872	$103,433

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

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$4,694	$3,305
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	7,322	12,319
Covenant-not-to-compete	5	1,201	908	293
Trade name	5	1,711	1,382	329
Technology	7	1,979	1,049	930

Total Intangible Assets		$33,099	$15,923	$17,176

	As of December 31, 2021
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$4,361	$3,638
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	6,503	13,138
Covenant-not-to-compete	5	1,201	788	413
Trade name	5	1,711	1,211	500
Technology	7	1,979	908	1,071

Total Intangible Assets		$33,099	$14,339	$18,760

Amortization expense for the three and six month periods ended June 30, 2022 totaled $792,000 and $1.6 million, respectively and is included in selling, general and administrative expenses in the Consolidated Statement of Operations. For the three and six month periods ended June 30, 2021, amortization expense was $793,000 and $1.6 million, respectively.
The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2022 through 2026 is as follows:

	Years Ended December 31,
	2022	2023	2024	2025	2026

	(Amounts in thousands)
Amortization expense	$2,987	$2,772	$2,693	$2,553	$2,413

4.	Leases
The Company rents certain office facilities and equipment under noncancelable operating leases. As of June 30, 2022, approximately 97,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All of our leases are classified as operating leases. The average initial lease term is five years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from less than one year to 4.8 years with a weighted average of 3.7 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

The following table summarizes the balance sheet classification of the lease assets and related lease liabilities as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

	(in thousands)
Assets:
Long-term operating lease right-of-use assets	$4,641	$4,894

Liabilities:
Short-term operating lease liability	$1,530	$1,479
Long-term operating lease liability	3,179	3,706

Total liabilities	$4,709	$5,185

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of June 30, 2022
(in thousands)
2022 (For remainder of year)	$831
2023	1,678
2024	975
2025	707
2026	691
Thereafter	164

Total	5,046
Less: Imputed interest	(337)

Present value of operating lease liabilities	$4,709

The weighted average discount rate used to calculate the present value of future lease payments was 4.0%.
We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the three and six months ended June 30, 2022 totaled $0.5 million and $0.9 million, respectively. Rental expense for the three and six months ended June 30, 2021 totaled $0.5 million and $0.9 million, respectively.
Total cash paid for lease liabilities for the three and six months ended June 30, 2022 totaled $0.5 million and $0.9 million, respectively. Total cash paid for lease liabilities for the three and six months ended June 30, 2021 totaled $0.3 million and $0.7 million, respectively.
New leases entered into during the three and six months ended June 30, 2022 totaled $0 million and $0.5 million, respectively. New leases entered into during the three and six months ended June 30, 2021 totaled $2.8 million and $3.1 million, respectively. New leases are considered non cash transactions.

5.	Payroll Tax Liability
As allowed under the Coronavirus Aid, Relief and Economic Security (CARES) Act, the Company elected to defer payment of the employer’s share of social security tax. As of June 30, 2022, and December 31, 2021, the balance of this liability is $2.3 million and $2.3 million, respectively. The Company is required to repay the $2.3 million by December 31, 2022, which is reflected as part of current liabilities under the caption accrued payroll and related costs.

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
hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. The Company did not provide for any matching contributions for the three and six month periods ended June 30, 2022 and 2021.

8.	Stock-Based Compensation
In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 4,900,000 shares of the Company’s Common Stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three months ended June 30, 2022, the Company granted 2,675 restricted share units and no stock options under the Plan. During the three months ended June 30, 2021, the Company granted no shares under the Plan.
During the six months ended June 30, 2022, the Company granted restricted share units of 13,979 and 400,000 stock options at an average strike price of $18.41. During the six months ended June 30, 2021, the Company granted restricted share units of 11,955 and 270,000 stock option grants at an average strike price of $17.65. As of June 30, 2022 and December 31, 2021, there were 344,075 shares and 538,000 shares, respectively, available for grants under the Plan.
Stock-based compensation expense for the three months ended June 30, 2022 and 2021 was $752,000 and $757,000, respectively, and for the six months ended June 30, 2022 and 2021 was $1.3 million and $1.4 million. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the three and six months ended June 30, 2022, the Company issued 46,765 and 158,932 shares, respectively, related to the grant of restricted share units and the exercise of stock options. During the three and six months ended June 30, 2021, the Company issued 30,239 shares, respectively, related to the vesting of restricted shares and the exercising of stock options.
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
During the three months and six months ended June 30, 2022 and 2021, there were 15,765 shares and 14,301 shares issued under the Stock Purchase Plan at a share price of $12.63 and $12.71, respectively. Stock-based compensation expense related to the Stock Purchase Plan for the three months ended June 30, 2022 and 2021 totaled $30,000 and $81,000, respectively. Stock-based compensation expense related to the Stock Purchase Plan for the six months ended June 30, 2022 and 2021 totaled $70,000 and $81,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2022 and 2021. At June 30, 2022, there were 500,589 shares available for purchases under the Employee Stock Purchase Plan.

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
The Company pledged substantially all of its assets in support of the Credit Agreement. The Credit Agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the Credit Agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of June 30, 2022, the Company was in compliance with all provisions under the facility.
In connection with securing the commitments under the Credit Agreement and the April 20, 2018, October 1, 2020, and December 29, 2021 amendments to the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $975,000, which were capitalized and are being amortized as interest expense over the life of the facility. Deferred financing costs of $330,000 and $366,000 (net of amortization) as of June 30, 2022, and December 31, 2021, respectively, are presented as reductions in long-term debt in the Company’s Consolidated Balance Sheets.
The Company had no outstanding borrowings under the Revolver at June 30, 2022 and December 31, 2021; and unused borrowing capacity available was approximately $36.8 million and $32.4 million, respectively. The Company’s outstanding borrowings under the term loan were $10.9 million and $13.1 million as of June 30, 2022 and December 31, 2021, respectively. Additionally, under the Term Loan agreement there is a mandatory repayment requirement related to excess cash flows (as defined in the Credit Agreement) generated in a given fiscal year. This provision takes effect in first quarter of 2023 should the Company senior leverage ratio exceeds 1.50x. The Company is considering early paying portions of the outstanding term loan with excess cash balances over the remainder of 2022.

10.	Income Taxes
The components of income before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021

	(Amounts in thousands)		(Amounts in thousands)
Income before income taxes:
Domestic	$3,858	$5,566	$7,173	$7,447
Foreign	(242)	(399)	(310)	(643)

Income before income taxes	$3,616	$5,167	$6,863	$6,804

The Company has subsidiaries organized in jurisdictions outside the United States, which generate revenues from
non-U.S.-based
clients. Additionally, these subsidiaries provide services to the Company’s U.S. parents. Accordingly, the Company allocates a portion of its income to these subsidiaries based on a “transfer pricing” model and reports such income as foreign in the above table.
The provision for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Amounts in thousands)		(Amounts in thousands)
Current provision (benefit):
Federal	$932	$901	$1,030	$1,259
State	234	211	259	304
Foreign	(35)	(26)	51	(16)

Total current provision (benefit)	1,131	1,086	1,340	1,547

Deferred provision (benefit):
Federal	(58)	293	484	287
State	(12)	70	125	68
Foreign	(2)	(57)	(58)	(99)

Total deferred provision (benefit)	(72)	306	551	256

Change in valuation allowance	121	37	204	69

Total provision for income taxes	$1,180	$1,429	$2,095	$1,872

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three and six months ended June 30, 2022 and 2021 were as follows (amounts in thousands):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021

Income taxes computed at the federal statutory rate	$759	21.0%	$1,085	21.0%
State income taxes, net of federal tax benefit	210	5.8	277	5.4
Excess tax benefit from stock options/restricted shares	68	1.9	19	0.4
Difference in income tax rate on foreign earnings/other	22	0.6	11	0.2
Change in valuation allowance	121	3.3	37	0.7

	$1,180	32.6%	$1,429	27.7%

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021

Income taxes computed at the federal statutory rate	$1,441	21.0%	$1,429	21.0%
State income taxes, net of federal tax benefit	386	5.6	381	5.6
Excess tax benefit from stock options/restricted shares	(9)	(0.1)	(48)	(0.7)
Difference in income tax rate on foreign earnings/other	73	1.0	41	0.6
Change in valuation allowance	204	3.0	69	1.0

	$2,095	30.5%	$1,872	27.5%

We evaluate deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. GAAP accounting guidance requires us to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative using a “more likely than not” standard. Our assessment considers, among other things, the nature of cumulative losses; forecast of future profitability; the duration of statutory carry-forward periods and tax planning alternatives. At June 30, 2022, our valuation allowance was comprised of balances within locations of Singapore, the United Kingdom and Ireland. The valuation allowance balances at these locations totaled $515,000 and $311,000 as of June 30, 2022 and December 31, 2021, respectively, and reflect net operating losses which may not be realizable in the future.
The Company’s Canadian subsidiary is currently under audit by Revenue Canada for the years 2018 and 2019.

11.	Derivative Instruments and Hedging Activities
Interest Rate Risk Management
Concurrent with the Company’s July 13, 2017 borrowings under its credit facility, the Company entered into a 44–month interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. The swap contracts, which matured on April 1, 2021, were designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts were recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments was recorded in other comprehensive income (loss) and was reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affected earnings. Because the interest-rate swap contracts matured, they had no value as of June 30, 2022, and December 31, 2021, therefore there is no balance reflected in the Consolidated Balance Sheets for these periods.
There was no impact on the Consolidated Statements of Operations and Comprehensive Income (“OCI”) for the three and six months ended June 30, 2022. The effect of derivative instruments on the Consolidated Statements of Operations and OCI for the three and six months ended June 30, 2021 are as follows (in thousands):

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
In prior periods, the company carried interest-rate swap contracts and contingent consideration liabilities at fair value measured on a recurring basis. At June 30, 2022 and December 31, 2021, the Company did not have any balances in the financial statements related to these items as the swap matured on April 1, 2021 and the contingent consideration was revalued to zero as of December 31, 2021.

13.	Shareholders’ Equity
The Company purchases shares to satisfy employee tax obligations related to its Stock Incentive Plan. The Company did not purchase any shares during the six months ended June 30, 2022 and 2021.

14.	Earnings Per Share
The computation of basic earnings per share is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.
For the three and six months ended June 30, 2022, there were 403,000 and 211,000 anti-dilutive stock options excluded from the computation of diluted earnings per share. For the three and six months ended June 30, 2021, there were 270,000 anti-dilutive stock options excluded from the computation of diluted earnings per share.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Amounts in thousands)		(Amounts in thousands)
Revenues:
Data and Analytics Services	$11,250	$8,950	$21,402	$17,744
IT Staffing Services	50,867	44,708	100,470	85,689

Total revenues	$62,117	$53,658	$121,872	$103,433

Gross Margin %:
Data and Analytics Services	43.6%	46.7%	44.3%	46.2%
IT Staffing Services	23.3%	22.7%	23.1%	22.1%

Total gross margin %	27.0%	26.7%	26.8%	26.2%

Segment operating income:
Data and Analytics Services	$817	$769	$1,789	$1,163
IT Staffing Services	3,523	3,353	6,650	5,621

Subtotal	4,340	4,122	8,439	6,784
Amortization of acquired intangible assets	(792)	(793)	(1,584)	(1,586)
Revaluation of contingent consideration liability	—	1,982	—	1,982
Interest expenses and other, net	68	(144)	8	(376)

Income before income taxes	$3,616	$5,167	$6,863	$6,804

Below is a reconciliation of segment total assets to consolidated total assets:

	June 30, 2022	December 31, 2021

	(Amounts in thousands)
Total assets:
Data and Analytics Services	$58,680	$56,634
IT Staffing Services	60,461	57,068

Total assets	$119,141	$113,702

Below is geographic information related to our revenues from external customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Amounts in thousands)		(Amounts in thousands)
United States	$60,468	$51,532	$118,815	$99,474
Canada	1,130	1,018	2,149	2,282
India and Other	519	1,108	908	1,677

Total revenues	$62,117	$53,658	$121,872	$103,433

16.	Recently Issued Accounting Standards
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
2021-08,
“Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. The amendments in this ASU require that an entity (acquirer) recognize, and measure contract assets and contract liabilities acquired in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, as if it had originated the contracts as of the acquisition date. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2022. Early adoption is permitted. The Company does not expect this ASU to have a material impact on its financial statements.
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
Critical Accounting Policies
Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form
10-K
for the year ended December 31, 2021 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the six months ended June 30, 2022.
Overview:
We are a provider of Digital Transformation IT Services to mostly large and medium-sized
organizations.
Our portfolio of offerings includes data management and analytics services; other digital transformation services such as digital learning services; and IT staffing services.
We operate in two reporting segments – Data and Analytics Services and IT Staffing Services. Our data and analytics services are marketed under the brand Mastech InfoTrellis and are delivered largely on a project basis with on-site
and
off-shore
resources. These data and analytics capabilities and expertise were acquired through our acquisition of InfoTrellis and enhanced and expanded subsequent to the acquisition. In October 2020, we acquired AmberLeaf Partners, Inc. (“AmberLeaf”), a Chicago-based customer experience consulting firm. This acquisition enhanced our capabilities in customer experience strategy and managed services offerings for a variety of Cloud-based enterprise applications across sales, marketing and customer services organizations. Our IT staffing business combines technical expertise with business process experience to deliver a broad range of staffing services in digital and mainstream technologies, as well as our other digital transformation services.
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
Economic Trends and Outlook:
Generally, our business outlook is highly correlated to general North American economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing global economy, demand for our services tends to decline. As the economy slowed in 2007 and recessionary conditions emerged in 2008 and 2009, we experienced less demand for our IT staffing services. With economic expansion in 2010 through 2019, activity levels improved. However, as the recovery strengthened, we experience increased tightness in the supply-side (skilled IT professionals) of our businesses. These supply-side challenges pressured resource costs and to some extent gross margins. As we entered 2020, we were encouraged by continued growth in the domestic job markets and expanding U.S. and global economies. However, with the
COVID-19
pandemic surfacing in the first quarter of 2020, we realized the economic growth would quickly turn into recessionary conditions, which had a material impact on activity levels in both of our business segments. This impact was reduced in 2021 as a result of the global roll-out
of vaccination programs and signs of improving economic conditions. We are hopeful that
COVID-19
related concerns will be less impactful on our business in 2022. The proliferation of
COVID-19
variants, however, has caused some uncertainty and may continue to disrupt global markets during 2022. In addition, we are mindful of inflationary pressures and overall economic concerns regarding the potential for recessionary conditions in 2022 and beyond.
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

Results of Operations for the Three Months Ended June 30, 2022 as Compared to the Three Months Ended June 30, 2021:
Revenues:
Revenues for the three months ended June 30, 2022 totaled $62.1 million compared to $53.7 million for the corresponding three month period in 2021. This 16% year-over-year revenue increase reflected a 26% organic increase in our Data and Analytics Services segment and a 14% organic increase in our IT Staffing Services segment. For the three months ended June 30, 2022, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 22.3%). For the three months ended June 30, 2021, the Company had the same one client with revenues in excess of 10% of total revenues (CGI = 14.8%). The Company’s top ten clients represented approximately 52% and 48% of total revenues for the three months ended June 30, 2022 and 2021, respectively.
Below is a tabular presentation of revenues by reportable segment for the three months ended June 30, 2022 and 2021, respectively:

Revenues (Amounts in millions)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Data and Analytics Services	$11.2	$9.0
IT Staffing Services	50.9	44.7

Total revenues	$62.1	$53.7

Revenues from our Data and Analytics Services segment totaled $11.2 million in the second quarter ended June 30, 2022, compared to $9.0 million in the corresponding period last year. The year-over-year improvement of 26% reflected an increase in backlog in the 2022 period compared to 2021. New bookings in the second quarter of 2022 totaled approximately $10 million compared to $15 million in the 2021 quarter.
Revenues from our IT Staffing Services segment totaled $50.9 million in the three months ended June 30, 2022 compared to $44.7 million during the corresponding 2021 period. This 14% increase reflected higher demand and resulted in a higher level of billable consultants in the 2022 quarter compared to 2021. Billable consultants at June 30, 2022 totaled
1,344-consultants
compared to totaled
1,251-consultants
one-year
earlier. Our average bill rate during the second quarter of 2022 was $80.15 per hour compared to $74.65 per hour in the corresponding 2021 quarter. The increase in average bill rate was due to higher rates on new assignments during the first half of 2022 and was reflective of the types of skill-sets that we deployed. Permanent placement / fee revenues were approximately $0.5 million during the 2022 quarter, which were $0.3 million higher than in the corresponding 2021 quarter.
Gross Margins:
Gross profits in the second quarter of 2022 totaled $16.7 million and exceeded the second quarter of 2021 gross profits by approximately $2.4 million. Gross profit as a percentage of revenue was 27.0% for the three-month period ended June 30, 2022 compared to 26.7% during the same period of 2021. This improvement in gross margins reflected higher margins in our IT Staffing Services segment.
Below is a tabular presentation of gross margin by reporting segment for the three months ended June 30, 2022 and 2021, respectively:

Gross Margin	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Data and Analytics Services	43.6%	46.7%
IT Staffing Services	23.3	22.7

Total gross margin	27.0%	26.7%

Gross margins from our Data and Analytics Services segment were 43.6% of revenues during the second quarter of 2022, which represented a decline of
310-basis
points from a year ago. The margin decline reflected much lower utilization in the 2022 quarter due to a 22% increase in billable staff in anticipation of higher activity levels in the second half of 2022. Many of these resources were in training-programs during the second quarter, which negatively impacted utilization.
Gross margins from our IT Staffing Services segment were 23.3% in the second quarter of 2022 compared to 22.7% during the corresponding quarter of 2021. This
60-basis
point expansion was due higher permanent placement fees, higher revenues from our high-margin offshore staffing offering and better gross margins on new assignments secured during the last several quarters.

Selling, General and Administrative (“S,G&A”) Expenses:
Below is a tabular presentation of operating expenses by sales, operations, amortization of acquired intangible assets, the revaluation of contingent consideration and general and administrative categories for the three months ended June 30, 2022 and 2021, respectively:

S,G&A Expenses (Amounts in millions)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Data and Analytics Services Segment
Sales and Marketing	$1.8	$1.4
Operations	0.7	0.8
Amortization of Acquired Intangible Assets	0.6	0.6
Revaluation of Contingent Consideration	—	(2.0)
General & Administrative	1.6	1.3

Subtotal Data and Analytics Services	$4.7	$2.1

S,G&A Expenses (Amounts in millions)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
IT Staffing Services Segment
Sales and Marketing	$2.4	$1.9
Operations	2.9	2.2
Amortization of Acquired Intangible Assets	0.2	0.2
General & Administrative	3.0	2.6

Subtotal IT Staffing Services	$8.5	$6.9

Total S,G&A Expenses	$13.2	$9.0

S,G&A expenses for the three months ended June 30, 2022 totaled $13.2 million or 21.2% of total revenues, compared to $9.0 million or 16.8% of total revenues for the three months ended June 30, 2021. Excluding the revaluation of contingent consideration in the 2021 period and the amortization of acquired intangible assets in both periods, S,G&A expense as a percentage of total revenues would have been 20.0% and 19.0%, respectively.
Fluctuations within S,G&A expense components during the second quarter of 2022, compared to the second quarter of 2021, included the following:

•
Sales expense increased by $0.9 million in the 2022 period compared to the corresponding 2021 period. Approximately $0.4 million related to our Data and Analytics Services segment, which reflected additional staff and higher variable compensation. Sales expense in our IT Staffing segment increased by $0.5 million largely due to staff increases and higher variable compensation.

•
Operations expense increased $0.6 million in the 2022 period compared to the corresponding 2021 period. In our Data and Analytics Services segment operating expense declined by $0.1 million due to lower staff. In our IT Staffing Services segment operating expense increased by $0.7 million related to staff increases and higher variable expenses to support revenue growth.

•	Amortization of acquired intangible assets was $0.8 million in both the 2022 and 2021 periods.

•
Revaluation of contingent consideration totaled a credit of $2.0 million in the 2021 period and related to the AmberLeaf acquisition. No contingent consideration existed on the Company’s balance sheet in 2022.

•
General and administrative expense increased by $0.7 million in the 2022 period compared to the corresponding 2021 period. General and administrative expense in our Data and Analytics Services segment increased by $0.3 million due to executive leadership staff increases. In our IT Staffing Services segment, general and administrative expense increased by $0.4 million due to higher compensation expense and increases in travel and facility expenses.

Other Income / (Expense) Components:
Other Income / (Expense) for the three months ended June 30, 2022 consisted of interest expense of ($127,000) and foreign exchange gains of $195,000. For the three months ended June 30, 2021, Other Income / (Expense) consisted of interest expense of ($159,000) and foreign exchange gains of $15,000. The favorable foreign exchange gains reflected a stronger U.S. dollar in the 2022 quarter.

Income Tax Expense:
Income tax expense for the three months ended June 30, 2022 totaled $1.2 million, representing an effective tax rate on pre-tax
income of 32.6% compared to $1.4 million for the three months ended June 30, 2021, which represented a 27.7% effective tax rate on pre-tax
income. The higher effective tax rate in the 2022 period was due to an increase in our tax valuation allowance related to foreign net operating losses (“NOL’s) in Singapore, Ireland and the UK and additional tax expense associated with forfeited vested stock options.
Results of Operations for the Six Months Ended June 30, 2022 as Compared to the Six Months Ended June 30, 2021:
Revenues:
Revenues for the six months ended June 30, 2022 totaled $121.9 million compared to $103.4 million for the corresponding six month period in 2021. This 18% year-over-year revenue increase reflected a 21% increase in and Data and Analytics Services segment and a 17% increase in our IT Staffing Services segment. For the six months ended June 30, 2022, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 20.1%). For the six months ended June 30, 2021, the Company had the same one client that had revenues in excess of 10% of total revenues (CGI = 14.9%). The Company’s top ten clients represented approximately 52% and 48% of total revenues for the six months ended June 30, 2022 and 2021, respectively.
Below is a tabular presentation of revenues by reportable segment for the six months ended June 30, 2022 and 2021, respectively:

Revenues (Amounts in millions)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Data and Analytics Services	$21.4	$17.7
IT Staffing Services	100.5	85.7

Total revenues	$121.9	$103.4

Revenues from our Data and Analytics Services segment totaled $21.4 million during the six months ended June 30, 2022, compared to $17.7 million in the corresponding six-month
period last year. The 21% year-over-year improvement reflected improved backlog in the 2022 period.
Revenues from our IT Staffing Services segment totaled $100.5 million in the six months ended June 30, 2022 compared to $85.7 million during the corresponding 2021 period. This 17% increase reflected a higher level of billable consultants; an improved average bill rate ($79.57 in 2022 versus $74.89 in 2021) and higher permanent placement revenues in the 2022 period versus 2021.
Gross Margins:
Gross profits in the six months ended June 30, 2022 totaled $32.7 million compared to $27.1 million in the corresponding period last year. Gross profit as a percentage of revenue was 26.8% for the six month period ended June 30, 2022 compared to 26.2% during the same period of 2021. This
60-basis
point improvement largely reflected a favorable mix of revenues between our two operating segments and higher gross margins in our IT Staffing Services segment.
Below is a tabular presentation of gross margin by reporting segment for the six months ended June 30, 2022 and 2021, respectively:

Gross Margin	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Data and Analytics Services	44.3%	46.2%
IT Staffing Services	23.1	22.1

Total gross margin	26.8%	26.2%

Gross margins from our Data and Analytics Services segment were 44.3% of revenues during the six month period ended June 30, 2022 compared to 46.2% in the corresponding period of 2021. This gross margin decline reflects lower utilization during the first six months of 2022 primarily driven by 22% increase in billable staff in the second quarter of 2022 in anticipation of higher activity levels in the second half of 2022.
Gross margins from our IT Staffing Services segment were 23.1% in the six months ended June 30, 2022 compared to 22.1% during the corresponding period of 2021. This
100-basis
point expansion was due to better gross margins on new assignments secured during the last several quarters; higher permanent placement revenues and increased activity levels from our offshore staffing offering.
Selling, General and Administrative (“S,G&A”) Expenses:
Below is a tabular presentation of operating expenses by sales, operations, amortization of acquired intangible assets, the revaluation of contingent consideration and general and administrative categories for the six months ended June 30, 2022 and 2021, respectively:

S,G&A Expenses (Amounts in millions)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Data and Analytics Services Segment
Sales and Marketing	$3.7	$3.2
Operations	1.3	1.6
Amortization of Acquired Intangible Assets	1.2	1.2
Revaluation of Contingent Consideration	—	(2.0)
General & Administrative	2.7	2.3

Subtotal Data and Analytics Services	$8.9	$6.3

S,G&A Expenses (Amounts in millions)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
IT Staffing Services Segment
Sales and Marketing	$4.9	$3.7
Operations	5.7	4.2
Amortization of Acquired Intangible Assets	0.4	0.4
General & Administrative	5.9	5.3

Subtotal IT Staffing Services	$16.9	$13.6

Total S,G&A Expenses	$25.8	$19.9

S,G&A expenses for the six months ended June 30, 2022 totaled $25.8 million or 21.2% of total revenues, compared to $19.9 million or 19.2% of total revenues for the six months ended June 30, 2021. Excluding the revaluation of contingent consideration in the 2021 period and the amortization of acquired intangible assets in both periods, S,G,&A expense as a percentage of total revenues would have been 19.8% and 19.6%, respectively.
Fluctuations within S,G&A expense components during the first six months of 2022, compared to the first six months of 2021, included the following:

•
Sales expense increased by $1.7 million in the 2022 period compared to the corresponding 2021 period. An increase of $0.5 million related to our Data and Analytics Services segment which reflected additional staff and higher variable compensation. Sales expense in our IT Staffing Services segment increased by $1.2 million due to staff increases, higher variable compensation and higher travel expenses.

•
Operations expense increased by $1.2 million in the 2022 period compared to the corresponding 2021 period. In our Data and Analytics Services segment operations expense decreased $0.3 million due to lower staff. Operations expense in our IT Staffing Services segment increased by $1.5 million largely related to staff increases and higher variable expense to support revenue growth.

•	Amortization of acquired intangible assets was $1.6 million in both the 2022 and 2021 periods.

•
Revaluation of contingent consideration totaled a credit of $2.0 million in the 2021 period and related to the AmberLeaf acquisition. No contingent consideration existed on the Company’s balance sheet in 2022.

•
General and administrative expense increased by $1.0 million in the 2022 period compared to the corresponding 2021 period. General and administrative expense in our Data and Analytics Services segment increased by $0.4 million due to executive leadership staff increases and executive search fees. The increase in our IT Staffing Services segment of $0.6 million was due to higher compensation and increases in travel and facility expenses.

Other Income / (Expense) Components:
Other Income / (Expense) for the six months ended June 30, 2022 consisted of interest expense of ($241,000) and foreign exchange gains of $249,000. For the six months ended June 30, 2021, Other Income / (Expense) consisted of interest expense of ($354,000) and foreign exchange losses of ($22,000). The lower level of interest expense was reflective of debt repayments and the favorable foreign exchange gains reflected a stronger U.S. dollar in the 2022 period.
Income Tax Expense:
Income tax expense for the six months ended June 30, 2022 totaled $2.1 million, representing an effective tax rate on pre-tax
income of 30.5% compared to $1.9 million for the six months ended June 30, 2021, which represented a 27.5% effective tax rate on pre-tax
income. The higher effective tax rate in the 2022 period was largely due to an increase in our tax valuation allowance related to foreign net operating losses (“NOL’s”) in Singapore, Ireland and the UK and additional tax expense associated with forfeited vested stock options.
Liquidity and Capital Resources:
Financial Conditions and Liquidity:
At June 30, 2022, we had bank debt, net of cash balances on hand, of $4.2 million and approximately $36.8 million of borrowing capacity under our existing credit facility.
Historically, we have funded our organic business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At June 30, 2022, our accounts receivable “days sales outstanding” (“DSOs”) measurement was
67-days,
which was three days higher than our DSO measurement at March 31, 2022, which is on the high-end
of our targeted range and we would expect this number to come down over the next several quarters. We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility will be adequate to fund our business needs and debt service obligations over the next twelve months, exclusive of any acquisition activity.
Cash flows provided by (used in) operating activities:
Cash provided by operating activities for the six months ended June 30, 2022 totaled $1.9 million compared to cash provided by operating activities of $0.2 million during the six months ended June 30, 2021. Elements of cash flow during the 2022 period were net income of $4.8 million, non-cash
charges of $3.8 million and an increase in operating working capital levels of ($6.7 million). Elements of cash flow during the corresponding 2021 period were net income of $4.9 million, non-cash
charges of $1.9 million and an increase in operating working capital levels of ($6.6 million). The operating working capital increases in both 2022 and 2021 were largely in support of our revenue growth.
Cash flows (used in) investing activities:
Cash (used in) investing activities for the six months ended June 30, 2022 was ($693,000) compared to ($525,000) for the six months ended June 30, 2021. In 2022 capital expenditures and the recovery of office lease deposits accounted for investing activities. In 2021 capital expenditures and the payment of office lease deposits accounted for investing activities. Capital expenditures in the 2022 period increased from 2021 due to systems implementation expenditures.
Cash flows provided by (used in) financing activities:
Cash (used in) financing activities for the six months ended June 30, 2022 totaled ($0.7 million) and consisted of term loan debt repayments of ($2.2 million), partially offset by $1.5 million related to proceeds from the issuance of common shares and the exercise of stock options. Cash (used in) financing activities for the six months ended June 30, 2021 totaled ($1.9 million) and consisted of term loan repayments of ($2.2 million), partially offset by $0.3 million related to proceeds from the issuance of common shares and the exercise of stock options.

Off-Balance
Sheet Arrangements:
We do not have any
off-balance
sheet arrangements.
Inflation:
We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and, whenever possible, seeking to ensure that billing rates are adjusted periodically to reflect increases in costs due to inflation. However, high levels of inflation may result in an increase in our selling, general and administrative expenses, as well as a higher interest rate environment.
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
Interest Rates
As of June 30, 2022, we had outstanding borrowings of $10.9 million under our Credit Agreement with PNC Bank and certain other financial institution lenders — Refer to Note 9 – “Credit Facility” in the Notes to Condensed Consolidated Financial Statements, included herein. A hypothetical 10% increase in interest rates on our variable debt outstanding at June 30, 2022 would have an increase in our annual interest expense of approximately $45,000. As of June 30, 2022, the Company has no interest-rate hedge vehicles outstanding.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Annual Report on
Form 10-K
for the year ended December 31, 2021, filed with the SEC on March 14, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 6.	EXHIBITS
(a) Exhibits

10.1	Schedule A-6, dated March 9, 2022, to Fourth Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and Vivek Gupta (incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 11, 2022).

10.2	Schedule A-11, dated March 9, 2022, to Third Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and John J. Cronin, Jr. (incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 11, 2022).

10.3	Executive Employment Agreement, dated as of March 28, 2022, between Mastech InfoTrellis, Inc., Mastech Digital Data, Inc., and Ganeshan Venkateshwaran (incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2022).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of August, 2022.

MASTECH DIGITAL, INC.

August 15, 2022	/s/ VIVEK GUPTA
Vivek Gupta Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer
(Principal Financial Officer)