Form 10-Q
period 2022-09-30
Mastech Digital, Inc.
filed 2022-11-14
CIK 1437226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2022 was 11,617,709.

MASTECH DIGITAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$63,150	$59,531	$185,022	$162,964
Cost of revenues	46,863	42,911	136,057	119,225

Gross profit	16,287	16,620	48,965	43,739
Selling, general and administrative expenses:
Operating expenses	12,930	11,645	38,753	33,566
Revaluation of contingent consideration liability	—	—	—	(1,982)

Total selling, general and administrative expenses	12,930	11,645	38,753	31,584

Income from operations	3,357	4,975	10,212	12,155
Interest income (expense), net	(85)	(169)	(326)	(523)
Other income (expense), net	85	(66)	334	(88)

Income before income taxes	3,357	4,740	10,220	11,544
Income tax expense	951	1,334	3,046	3,206

Net income	$2,406	$3,406	$7,174	$8,338

Earnings per share:
Basic	$.21	$.30	$.62	$.73

Diluted	$.20	$.28	$.59	$.69

Weighted average common shares outstanding:
Basic	11,616	11,441	11,578	11,430

Diluted	12,084	12,025	12,082	12,007

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$2,406	$3,406	$7,174	$8,338
Other comprehensive income (loss):
Net unrealized gain on interest-rate swap contracts	—	—	—	35
Foreign currency translation adjustments	(235)	31	(701)	(83)

Total pretax net unrealized gain (loss)	(235)	31	(701)	(48)
Income tax expense	—	—	—	9

Total other comprehensive gain (loss), net of taxes	(235)	31	(701)	(57)

Total comprehensive income	$2,171	$3,437	$6,473	$8,281

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,482	$6,622
Accounts receivable, net of allowance for uncollectible accounts of $444 in 2022 and $375 in 2021	37,257	34,153
Unbilled receivables	13,183	9,240
Prepaid and other current assets	3,833	3,890

Total current assets	57,755	53,905
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	2,821	2,356
Enterprise software	4,146	3,753
Leasehold improvements	737	842

	7,704	6,951
Less – accumulated depreciation and amortization	(4,723)	(3,913)

Net equipment, enterprise software, and leasehold improvements	2,981	3,038
Operating lease right-of-use assets	4,263	4,894
Deferred financing costs, net	311	—
Non-current deposits	571	595
Goodwill, net of impairment	32,510	32,510
Intangible assets, net of amortization	16,385	18,760

Total assets	$114,776	$113,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,200	$4,400
Accounts payable	5,831	4,954
Accrued payroll and related costs	15,628	14,240
Current portion of operating lease liability	1,500	1,479
Other accrued liabilities	1,035	1,227
Deferred revenue	550	544

Total current liabilities	26,744	26,844

Long-term liabilities:
Long-term debt, less current portion, net	—	8,334
Long-term operating lease liability, less current portion	2,699	3,706
Long-term accrued income taxes	105	125
Deferred income taxes	761	265

Total liabilities	30,309	39,274
Commitments and contingent liabilities (Note 6)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 250,000,000 shares authorized and 13,264,129 shares issued as of September 30, 2022 and 13,112,202 shares issued as of December 31, 2021	133	131
Additional paid-in-capital	31,814	28,250
Retained earnings	58,015	50,841
Accumulated other comprehensive (loss)	(1,308)	(607)
Treasury stock, at cost; 1,646,420 shares as of September 3 0 , 2022 and as of December 31, 2021	(4,187)	(4,187)

Total shareholders’ equity	84,467	74,428

Total liabilities and shareholders’ equity	$114,776	$113,702

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2021	$131	$28,250	$50,841	$(4,187)	$(607)	$74,428
Net income	—	—	2,332	—	—	2,332
Other comprehensive (loss), net of taxes	—	—	—	—	(147)	(147)
Stock-based compensation expense	—	526	—	—	—	526
Stock options exercised	2	891	—	—	—	893

Balances, March 31, 2022	$133	$29,667	$53,173	$(4,187)	$(754)	$78,032

Net income	—	—	2,436	—	—	2,436
Employee common stock purchases	—	199	—	—	—	199
Other comprehensive (loss), net of taxes	—	—	—	—	(319)	(319)
Stock-based compensation expense	—	752	—	—	—	752
Stock options exercised	—	430	—	—	—	430

Balances, June 30, 2022	$133	$31,048	$55,609	$(4,187)	$(1,073)	$81,530

Net income	—	—	2,406	—	—	2,406
Employee common stock purchases	—	(10)	—	—	—	(10)
Other comprehensive (loss), net of taxes	—	—	—	—	(235)	(235)
Stock-based compensation expense	—	776	—	—	—	776
Stock options exercised	—	—	—	—	—	—

Balances, September 30, 2022	$133	$31,814	$58,015	$(4,187)	$(1,308)	$84,467

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2020	$130	$25,509	$38,620	$(4,187)	$(539)	$59,533
Net income	—	—	1,194	—	—	1,194
Other comprehensive gain, net of taxes	—	—	—	—	7	7
Stock-based compensation expense	—	621	—	—	—	621
Stock options exercised	—	101	—	—	—	101

Balances, March 31, 2021	$130	$26,231	$39,814	$(4,187)	$(532)	$61,456

Net income	—	—	3,738	—	—	3,738
Employee common stock purchases	—	181	—	—	—	181
Other comprehensive (loss), net of taxes	—	—	—	—	(95)	(95)
Stock-based compensation expense	—	757	—	—	—	757
Stock options exercised	1	3	—	—	—	4

Balances, June 30, 2021	$131	$27,172	$43,552	$(4,187)	$(627)	$66,041

Net income	—	—	3,406	—	—	3,406
Other comprehensive gain, net of taxes	—	—	—	—	31	31
Stock-based compensation expense	—	693	—	—	—	693

Balances, September 30, 2021	$131	$27,865	$46,958	$(4,187)	$(596)	$70,171

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$7,174	$8,338
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	3,251	2,984
Bad debt expense	50	150
Interest amortization of deferred financing costs	55	61
Stock-based compensation expense	2,054	2,071
Deferred income taxes, net	496	813
Revaluation of contingent consideration liability	—	(1,982)
Operating lease assets and liabilities, net	(355)	199
Loss on disposition of fixed assets	—	5
Long term accrued income taxes	(20)	—
Working capital items:
Accounts receivable and unbilled receivables	(7,097)	(13,391)
Prepaid and other current assets	57	(2,825)
Accounts payable	877	2,353
Accrued payroll and related costs	1,388	3,178
Other accrued liabilities	(192)	(13)
Deferred revenue	6	(32)

Net cash flows provided by (used in) operating activities	7,744	1,909

INVESTING ACTIVITIES:
Recovery of (payment for) non-current deposits	24	(201)
Capital expenditures	(819)	(851)
Proceeds from the sale of fixed assets	—	10

Net cash flows provided by (used in) investing activities	(795)	(1,042)

FINANCING ACTIVITIES:
(Repayments) on term loan facility	(10,900)	(3,300)
Proceeds from the issuance of common shares	189	181
Proceeds from the exercise of stock options	1,323	105

Net cash flows provided by (used in) financing activities	(9,388)	(3,014)

Effect of exchange rate changes on cash and cash equivalents	(701)	(83)

Net change in cash and cash equivalents	(3,140)	(2,230)
Cash and cash equivalents, beginning of period	6,622	7,677

Cash and cash equivalents, end of period	$3,482	$5,447

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 AND 2021
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
COVID-19
related concerns have been less impactful on our business in 2022. Still the proliferation of
COVID-19
variants have caused some uncertainty and could continue to disrupt global markets during the fourth quarter of 2022 and into 2023.
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
filed with the SEC on March 14, 2022. Additionally, our operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that can be expected for the year ending December 31, 2022 or for any other period.
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
for the year ended December 31, 2021 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the nine months ended September 30, 2022.
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

The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Amounts in thousands)		(Amounts in thousands)
Data and Analytics Services Segment
Time-and-material Contracts	$6,524	$6,021	$19,568	$17,792
Fixed-price Contracts	3,552	4,502	11,910	10,475

Subtotal Data and Analytics Services	$10,076	$10,523	$31,478	$28,267

IT Staffing Services Segment
Time-and-material Contracts	$53,074	$49,008	$153,544	$134,697
Fixed-price Contracts	—	—	—	—

Subtotal IT Staffing Services	$53,074	$49,008	$153,544	$134,697

Total Revenues	$63,150	$59,531	$185,022	$162,964

For the three months ended September 30, 2022, the Company had one client that exceeded 10% of total revenue (CGI = 23.7%). For the nine months ended September 30, 2022, the Company had one client that exceeded 10% of total revenue (CGI = 21.3%). For the three months ended September 30, 2021, the Company had two clients that exceeded 10% of total revenue (CGI = 14.6% and Accenture =10.4%). For the nine months ended September 30, 2021, the Company had one client that exceeded 10% of total revenue (CGI = 14.8%).
The Company’s top ten clients represented approximately 54% and 49% of total revenues for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, the Company’s top ten clients represented approximately 53% and 48%, respectively. The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Amounts in thousands)		(Amounts in thousands)
United States	$61,704	$57,682	$180,519	$157,156
Canada	1,038	988	3,187	3,270
India and Other	408	861	1,316	2,538

Total revenues	$63,150	$59,531	$185,022	$162,964

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

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$4,861	$3,138
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	7,731	11,910
Covenant-not-to-compete	5	1,201	967	234
Trade name	5	1,711	1,467	244
Technology	7	1,979	1,120	859

Total Intangible Assets		$33,099	$16,714	$16,385

	As of December 31, 2021
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$4,361	$3,638
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	6,503	13,138
Covenant-not-to-compete	5	1,201	788	413
Trade name	5	1,711	1,211	500
Technology	7	1,979	908	1,071

Total Intangible Assets		$33,099	$14,339	$18,760

Amortization expense for the three and nine month periods ended September 30, 2022 totaled $791,000 and $2.4 million, respectively and is included in selling, general and administrative expenses in the Consolidated Statement of Operations. For the three and nine month periods ended September 30, 2021, amortization expense was $792,000 and $2.4 million, respectively.
The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2022 through 2026 is as follows:

	Years Ended December 31,
	2022	2023	2024	2025	2026

	(Amounts in thousands)
Amortization expense	$2,987	$2,772	$2,693	$2,553	$2,413

4.	Leases
The Company rents certain office facilities and equipment under noncancelable operating leases. As of September 30, 2022, approximately 96,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All of our leases are classified as operating leases. The average initial lease term is five years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from 1.3 years to 4.5 years with a weighted average of 3.5 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

The following table summarizes the balance sheet classification of the lease assets and related lease liabilities:

	September 30, 2022	December 31, 2021

	(in thousands)
Assets:
Long-term operating lease right-of-use assets	$4,263	$4,894

Liabilities:
Short-term operating lease liability	$1,500	$1,479
Long-term operating lease liability	2,699	3,706

Total liabilities	$4,199	$5,185

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of September 30, 2022
(in thousands)
2022 (For remainder of year)	$408
2023	1,633
2024	949
2025	682
2026	665
Thereafter	158

Total	4,495
Less: Imputed interest	(296)

Present value of operating lease liabilities	$4,199

The weighted average discount rate used to calculate the present value of future lease payments was 4.0%.
We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the three and nine months ended September 30, 2022 totaled $0.4 million and $1.3 million, respectively. Rental expense for the three and nine months ended September 30, 2021 totaled $0.4 million and $1.3 million, respectively.
Total cash paid for lease liabilities for the three and nine months ended September 30, 2022 totaled $0.4 million and $1.3 million, respectively. Total cash paid for lease liabilities for the three and nine months ended September 30, 2021 totaled $0.4 million and $1.1 million, respectively.
New leases entered into during the three and nine months ended September 30, 2022 totaled $0 million and $0.5 million, respectively. New leases entered into during the three and nine months ended September 30, 2021 totaled $0 million and $3.1 million, respectively. New leases are considered non cash transactions.

5.	Payroll Tax Liability
As allowed under the Coronavirus Aid, Relief and Economic Security (CARES) Act, the Company elected to defer payment of the employer’s share of social security tax. As of September 30, 2022, and December 31, 2021, the balance of this liability is $2.3 million and $2.3 million, respectively. The Company is required to repay the $2.3 million by December 31, 2022, which is reflected as part of current liabilities under the caption accrued payroll and related costs.

6.	Commitments and Contingencies
In the ordinary course of our business, the Company is involved in several lawsuits. While uncertainties are inherent in the final outcome of these matters, the Company’s management believes, after consultation with legal counsel, that the disposition of these proceedings should not have a material adverse effect on our financial position, results of operations or cash flows.

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
provide for any matching contributions for the three and nine month periods ended September 30, 2022 and 2021.

8.	Stock-Based Compensation
In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 4,900,000 shares of the Company’s Common Stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three months ended September 30, 2022, the Company granted no restricted share units and 250,000 stock options under the Plan. During the three months ended September 30, 2021, the Company granted no shares under the Plan.
During the nine months ended September 30, 2022, the Company granted restricted share units of 13,979 and 650,000 stock options at a weighted average strike price of
$17.00. During the nine months ended September 30, 2021, the Company granted restricted share units of 11,955 and 270,000 stock option grants at
a weighted
average strike price of $17.65. As of September 30, 2022 and December 31, 2021, there were 159,842 shares and 538,000 shares, respectively, available for grants under the Plan.
Stock-based compensation expense for the three months ended September 30, 2022 and 2021 was $776,000 and $693,000, respectively, and for the nine months ended September 30, 2022 and 2021 was $2.1 million and $2.1 million. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the three and nine months ended September 30, 2022, the Company issued 0 and 133,932 shares, respectively, related to the grant of restricted share units and the exercise of stock options. During the three and nine months ended September 30, 2021, the Company issued 0 and 30,239 shares, respectively, related to the vesting of restricted shares and the exercising of stock options.
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
During the three months ended September 30, 2022 and 2021, there were no shares issued under the Stock Purchase Plan. During the nine months ended September 30, 2022 and 2021, there were 15,765 shares and 14,301 shares issued under the Stock Purchase Plan at a share price of $12.63 and $12.71, respectively. Stock-based compensation expense related to the Stock Purchase Plan for the three months ended September 30, 2022 and 2021 totaled $11,000 and $25,000, respectively. Stock-based compensation expense related to the Stock Purchase Plan for the nine months ended September 30, 2022 and 2021 totaled $81,000 and $106,000, respectively and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022 and 2021. At September 30, 2022, there were 500,589 shares available for purchases under the Employee Stock Purchase Plan.

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
The Company pledged substantially all of its assets in support of the Credit Agreement. The Credit Agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the Credit Agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of September 30, 2022, the Company was in compliance with all provisions under the facility.
In connection with securing the commitments under the Credit Agreement and the April 20, 2018, October 1, 2020, and December 29, 2021 amendments to the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $975,000, which were capitalized and are being amortized as interest expense over the life of the facility. Deferred financing costs of $311,000 (net of amortization) as of September 30, 2022 are presented as a long-term asset in the Company’s Consolidated Balance Sheet. Deferred financing costs of $366,000 (net of amortization) as of December 31, 202
1
 are presented as reductions in long-term debt in the Company’s Consolidated Balance Sheet.
The Company had no outstanding borrowings under the Revolver at September 30, 2022 and December 31, 2021; and unused borrowing capacity available was approximately $36.4 million and $32.4 million, respectively. The Company’s outstanding borrowings under the term loan were $2.2 million and $13.1 million as of September 30, 2022 and December 31, 2021, respectively. Additionally, under the Term Loan agreement there is a mandatory repayment requirement related to excess cash flows (as defined in the Credit Agreement) generated in a given fiscal year. This provision takes effect in first quarter of 2023 should the Company senior leverage ratio exceeds 1.50x. In August 2022, the Company prepaid
$7.6 million of the outstanding term loan with excess cash balances.

10.	Income Taxes
The components of income before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Amounts in thousands)		(Amounts in thousands)
Income before income taxes:
Domestic	$3,950	$4,644	$11,123	$12,091
Foreign	(593)	96	(903)	(547)

Income before income taxes	$3,357	$4,740	$10,220	$11,544

The Company has subsidiaries organized in jurisdictions outside the United States, which generate revenues from
non-U.S.-based
clients. Additionally, these subsidiaries provide services to the Company’s U.S. parents. Accordingly, the Company allocates a portion of its income to these subsidiaries based on a “transfer pricing” model and reports such income as foreign in the above table.
The provision for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Amounts in thousands)		(Amounts in thousands)

Current provision:
Federal	$806	$550	$1,836	$1,809
State	187	133	446	437
Foreign	(55)	195	(4)	179

Total current provision	$938	$878	$2,278	$2,425

Deferred provision (benefit):
Federal	12	372	496	659
State	(7)	105	118	173
Foreign	(60)	(41)	(118)	(140)

Total deferred provision (benefit)	(55)	436	496	692

Change in valuation allowance	68	20	272	89

Total provision for income taxes	$951	$1,334	$3,046	$3,206

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three and nine months ended September 30, 2022 and 2021 were as follows (amounts in thousands):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021

Income taxes computed at the federal statutory rate	$705	21.0%	$995	21.0%
State income taxes, net of federal tax benefit	168	5.0	238	5.0
Excess tax benefit from stock options/restricted shares	19	0.6	—	—
Difference in income tax rate on foreign earnings	(9)	(0.3)	81	1.7
Change in valuation allowance	68	2.0	20	0.4

	$951	28.3%	$1,334	28.1%

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
Income taxes computed at the federal statutory rate	$2,146	21.0%	$2,424	21.0%
State income taxes, net of federal tax benefit	554	5.4	619	5.4
Excess tax benefit from stock options/restricted shares	10	0.1	(48)	(0.4)
Difference in income tax rate on foreign earnings	64	0.6	122	1.1
Change in valuation allowance	272	2.7	89	0.7

	$3,046	29.8%	$3,206	27.8%

We evaluate deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. GAAP accounting guidance requires us to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative using a “more likely than not” standard. Our assessment considers, among other things, the nature of cumulative losses; forecast of future profitability; the duration of statutory carry-forward periods and tax planning alternatives. At September 30, 2022, our valuation allowance was comprised of balances within locations of Singapore, the United Kingdom and Ireland. The valuation allowance balances at these locations totaled $583,000 and $311,000 as of September 30, 2022 and December 31, 2021, respectively, and reflect net operating losses which may not be realizable in the future. In the third quarter of 2022, the Company decided to close the Singapore and Ireland operations.

The Company’s Canadian subsidiary is currently under audit by Revenue Canada for the years 2018 and 2019.

11.	Derivative Instruments and Hedging Activities
Interest Rate Risk Management
Concurrent with the Company’s July 13, 2017 borrowings under its credit facility, the Company entered into a 44–month interest-rate swap
to convert the debt’s variable interest rate to a fixed rate of interest. The swap contracts, which matured on April 1, 2021, were designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts were recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments was recorded in other comprehensive income (loss) and was reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affected earnings. Because the interest-rate swap contracts matured, they had no value as of September 30, 2022, and December 31, 2021, therefore there is no balance reflected in the Consolidated Balance Sheets for these periods.
There was no impact on the Consolidated Statements of Operations and Comprehensive Income (“OCI”) for the three and nine months ended September 30, 2022. The effect of derivative instruments on the Consolidated Statements of Operations and OCI for the three and nine months ended September 30, 2021 are as follows (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain recognized in OCI on Derivatives	Location of Gain reclassified from Accumulated OCI to Income	Amount of Gain reclassified from Accumulated OCI to Income	Location of Gain reclassified in Income on Derivatives	Amount of Gain recognized in Income on Derivatives

	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
For the Three Months Ended September 30, 2021:
Interest-Rate Swap Contract	$ —	Interest Expense	$ —	Interest Expense	$ —
For the Nine Months Ended September 30, 2021:
Interest-Rate Swap Contract	$ 35	Interest Expense	$ 34	Interest Expense	$ —

12.	Fair Value Measurements
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
In prior periods, the company carried interest-rate swap contracts and contingent consideration liabilities at fair value measured on a recurring basis. At September 30, 2022 and December 31, 2021, the Company did not have any balances in the financial statements related to these items as the swap matured on April 1, 2021 and the contingent consideration was revalued to zero as of
December 31, 2021.

13.	Shareholders’ Equity
The Company
purchases shares to satisfy employee tax obligations related to its Stock Incentive Plan. The Company did no
t purchase any shares during the nine months ended September
30
,
2022
and
2021
.

14.	Earnings Per Share
The computation of basic earnings per share is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.
For the three and nine months ended September 30, 2022, there were
644,000
and
549,000
anti-dilutive stock options excluded from the computation of diluted earnings per share. For the three months and nine months ended September 30, 2021, there were
270,000
anti-dilutive stock options excluded from the computation of diluted earnings per share.

15.	Business Segments and Geographic Information
Our reporting
segments are:
1)
Data and Analytics Services; and
2)
IT Staffing Services.
The Data and Analytics Services segment was acquired through the July 13, 2017 acquisition of the services division of Canada-based InfoTrellis, Inc. This segment is a project-based consulting services business with specialized capabilities in data management and analytics. The business is marketed as Mastech InfoTrellis and utilizes a dedicated sales team with deep subject matter expertise. Mastech InfoTrellis has offices in Atlanta, Toronto and London, and a global delivery center in Chennai, India. Project-based delivery reflects a combination of on-site
resources and offshore resources. Assignments are secured on both a time and material and fixed price basis. In October 2020, we acquired AmberLeaf, a Chicago-based customer experience consulting firm. This acquisition expanded our capabilities in customer experience strategy and managed services offering for a variety of Cloud-based enterprise application across sales, marketing and customer service organizations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Amounts in thousands)		(Amounts in thousands)
Revenues:
Data and analytics services	$10,076	$10,523	$31,478	$28,267
IT staffing services	53,074	49,008	153,544	134,697

Total revenues	$63,150	$59,531	$185,022	$162,964

Gross Margin %:
Data and analytics services	39.6%	51.6%	42.8%	48.2%
IT staffing services	23.2%	22.8%	23.1%	22.4%

Total gross margin %	25.8%	27.9%	26.5%	26.8%

Segment operating income:
Data and analytics services	$826	$1,851	$2,615	$3,014
IT staffing services	3,892	3,916	10,542	9,537

Subtotal	4,718	5,767	13,157	12,551
Amortization of acquired intangible assets	(791)	(792)	(2,375)	(2,378)
Revaluation of contingent consideration liability	—	—	—	1,982
Reserve for cyber-security bre a ch	(450)	—	(450)	—
Severance expense	(120)	—	(120)	—
Interest expenses and other, net	—	(235)	8	(611)

Income before income taxes	$3,357	$4,740	$10,220	$11,544

Below is a reconciliation of segment total assets to consolidated total assets:

	September 30, 2022	December 31, 2021

	(Amounts in thousands)
Total assets:
Data and Analytics Services	$56,644	$56,634
IT Staffing Services	58,132	57,068

Total assets	$114,776	$113,702

Below is geographic information related to our revenues from external customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Amounts in thousands)		(Amounts in thousands)
United States	$61,704	$57,682	$180,519	$157,156
Canada	1,038	988	3,187	3,270
India and Other	408	861	1,316	2,538

Total revenues	$63,150	$59,531	$185,022	$162,964

16.	Recently Issued Accounting Standards
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

17.	Subsequent Event
On and effective November 1, 2022, Ganeshan Venkateshwaran resigned as the Chief Executive Officer of the Data and Analytics Services segment. Concurrent with this resignation, Mr. Venkateshwaran and the Company entered into an Amendment, (the “Amendment”), to Mr. Venkateshwaran’s Executive Employment Agreement dated as of March 28, 2022 (the “Employment Agreement”). Under the terms of the Amendment, Mr. Venkateshwaran will be entitled to receive a severance payment equal to $700,000, with $550,000 paid out over a twelve (12) month period and the remaining $150,000 paid out in a lump sum, in each case in accordance with the Company’s normal payroll practices. Additionally, under the terms of the Amendment, Mr. Venkateshwaran’s unvested stock options ceased vesting on November 1, 2022.

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

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the nine months ended September 30, 2022.

Cyber-security Breach During Third Quarter 2022

During the third quarter 2022, we experienced a cyber-security breach involving a single employee email account and which indirectly impacted two Mastech InfoTrellis clients. Our IT team identified the point of entry, decommissioned the affected laptop and email address, and changed email logins and passcodes for this email account. As a result of this incident, we engaged external advisors to validate our findings and remedial action steps. As part of this engagement, these advisors are assisting us with a forensic analysis to determine whether any personally identifiable information (“PII”) was compromised as a result of this breach. For any such PII data determined to have been compromised, these advisors will be assisting us in determining the appropriate compliance steps required with respect to that PII data. We have accrued a pre-tax loss reserve of $450,000 in the third quarter 2022 related to this event, which reserve includes the cost of engaging these external advisors and an estimate of other potential losses relating to the breach. This expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general North American economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing global economy, demand for our services tends to decline. As the economy slowed in 2007 and recessionary conditions emerged in 2008 and 2009, we experienced less demand for our IT staffing services. With economic expansion in 2010 through 2019, activity levels improved. However, as the recovery strengthened, we experience increased tightness in the supply-side (skilled IT professionals) of our businesses. These supply-side challenges pressured resource costs and to some extent gross margins. As we entered 2020, we were encouraged by continued growth in the domestic job markets and expanding U.S. and global economies. However, with the COVID-19 pandemic surfacing in the first quarter of 2020, we realized the economic growth would quickly turn into recessionary conditions, which had a material impact on activity levels in both of our business segments. This impact was reduced in 2021 as a result of the global roll-out of vaccination programs and signs of improving economic conditions. COVID-19 related concerns have been less impactful on our business in 2022. Still the proliferation of COVID-19 variants have caused some uncertainty and could continue to disrupt global markets during the fourth quarter of 2022 and into 2023. In addition, we are mindful of inflationary pressures and overall economic concerns regarding the potential for recessionary conditions in 2022 and beyond. We believe that fears regarding persistent inflation and a potential recession have impacted certain customers and their willingness to invest in long-term projects and it is difficult to predict the impact that these economic pressures might have on our business and results of operations in the future.

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

Recent growth in advanced technologies (social, cloud, analytics, mobility, automation) is providing opportunities within our IT Staffing Services segment. However, supply side challenges have proven to be acute with respect to many of these technologies. We believe these challenges will remain during 2022 and into 2023.

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

Results of Operations for the Three Months Ended September 30, 2022 as Compared to the Three Months Ended September 30, 2021:

Revenues:

Revenues for the three months ended September 30, 2022 totaled $63.2 million compared to $59.5 million for the corresponding three month period in 2021. This 6% year-over-year revenue increase reflected an 8% increase in our IT staffing services segment and a 4% decrease in our data and analytics services segment as compared to third quarter 2021. For the three months ended September 30, 2022, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 23.7%). For the three months ended September 30, 2021, the Company had two clients that had revenues in excess of 10% of total revenues (CGI = 14.6% and Accenture = 10.4%). The Company’s top ten clients represented approximately 54% and 49% of total revenues for the three months ended September 30, 2022 and 2021, respectively.

Below is a tabular presentation of revenues by reportable segment for the three months ended September 30, 2022 and 2021, respectively:

Revenues (Amounts in millions)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Data and Analytics Services	$10.1	$10.5
IT Staffing Services	53.1	49.0

Total revenues	$63.2	$59.5

Revenues from our Data and Analytics Services segment totaled $10.1 million in the quarter ended September 30, 2022, compared to $10.5 million in the corresponding quarter last year. This decline comes after a 26% year-over-year improvement during the previous quarter and largely reflected the timing of workable orders in second quarter 2022 versus third quarter 2022. New bookings in the third quarter of 2022 totaled approximately $8 million compared to $9 million in the corresponding quarter of 2021. The reduction in revenue and new bookings may also be attributable to reduced demand arising from customer concerns regarding a potential recession.

Revenues from our IT Staffing Services segment totaled $53.1 million in the three months ended September 30, 2022 compared to $49.0 million during the corresponding 2021 period. This 8% increase largely reflected a higher average bill rate in the third quarter of 2022 when compared to the corresponding 2021 quarter. Our average bill rate increased to $81.60 per hour during the third quarter of 2022 compared to $75.51 per hour in the corresponding 2021 quarter. Billable consultant headcount at September 30, 2022 totaled 1,314-consultants essentially in-line with billable consultant headcount at September 30, 2021. During the third quarter 2022 we had a decline of 30 billable consultants as demand showed some weakness over the previous quarter. As described above, this reduced demand may be due in part to customer concerns regarding a potential recession. Permanent placement revenues were approximately $0.5 million during the current quarter, which were $0.2 million higher than permanent placement revenues of a year ago.

Gross Margins:

Gross profits in the third quarter of 2022 totaled $16.3 million compared to $16.6 million in the third quarter of 2021. Gross profit as a percentage of revenue was 25.8% for the three-month period ended September 30, 2022 compared to 27.9% during the same period of 2021. This 210-basis point decline related to shortfalls in the Data and Analytics Services segment.

Below is a tabular presentation of gross margin by reporting segment for the three months ended September 30, 2022 and 2021, respectively:

Gross Margin	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Data and Analytics Services	39.6%	51.6%
IT Staffing Services	23.2	22.8

Total gross margin	25.8%	27.9%

Gross margins from our Data and Analytics Services segment were 39.6% of revenues during the third quarter of 2022 compared to 51.6% of revenues during the third quarter of 2021. The margin decline reflected lower utilization as we were unable to fully deploy the second quarter ramp-up of billable resources. Additionally, we incurred a project cost over-run of $0.3 million on a fixed priced assignment scheduled to complete at year-end.

Gross margins from our IT Staffing Services segment were 23.2% in the third quarter of 2022 compared to 22.8% during the corresponding quarter of 2021. This 40-basis point improvement was largely due to higher permanent placement fees and higher margins from our offshore staffing services offering.

Selling, General and Administrative (“S,G&A”) Expenses:

Below is a tabular presentation of operating expenses by expense category for the three months ended September 30, 2022 and 2021, respectively:

S,G&A Expenses (Amounts in millions)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Data and Analytics Services Segment
Sales and Marketing	$1.0	$1.5
Operations	0.6	0.6
Amortization of Acquired Intangible Assets	0.6	0.6
Reserve for Cyber-security Breach	0.4	—
Severance	0.1	—
General & Administrative	1.6	1.5

Subtotal Data and Analytics Services	$4.3	$4.2

S,G&A Expenses (Amounts in millions)
IT Staffing Services Segment
Sales and Marketing	$2.4	$2.0
Operations	2.7	2.4
Amortization of Acquired Intangible Assets	0.2	0.2
General & Administrative	3.3	2.8

Subtotal IT Staffing Services	$8.6	$7.4

Total S,G&A Expenses	$12.9	$11.6

S,G&A expenses for the three months ended September 30, 2022 totaled $12.9 million or 20.4% of total revenues, compared to $11.6 million or 19.5% of total revenues for the three-months ended September 30, 2021. Excluding the amortization of acquired intangible assets in both periods and reserves for severance and a cyber-security breach in the 2022 quarter, S,G&A expense as a percentage of total revenues was 18.4% and 18.2%, respectively.

Fluctuations within S,G&A expense components during the third quarter of 2022, compared to the third quarter of 2021, included the following:

•

Sales expense decreased by $0.1 million in the 2022 period compared to the corresponding 2021 period. Approximately $0.5 million related to our Data and Analytics Services segment, which reflected lower commissions and bonus accruals. Sales expense in our IT Staffing Services segment increased by $0.4 million due to higher staff and higher variable compensation.

•

Operations expense increased $0.3 million in the 2022 period compared to the corresponding 2021 period. Operations expenses were flat in our Data and Analytics Services segment. In our IT Staffing Services segment operations expenses increased by $0.3 million and reflected increases in recruitment staff and higher variable compensation expenses.

•	Amortization of acquired intangible assets was $0.8 million in both the 2022 and 2021 periods.

•	Reserve for a cyber-security breach totaled $0.4 million in the 2022 period versus zero in 2021.

•

Severance expense associated with the closure of operations in Singapore and Ireland, and the rationalization of our cost structure in the UK totaled $0.1 million in the 2022 period versus zero in 2021.

•

General and administrative expense increased by $0.6 million in the 2022 period compared to the corresponding 2021 period. General and administrative expense in our Data and Analytics Services segment increased by $0.1 million due to higher executive leadership compensation. In our IT Staffing Services segment, general and administrative expense increased by $0.5 million due to higher compensation expense and increases in travel and facility expenses.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended September 30,2022 consisted of interest expense of ($85,000) and foreign exchange gains of $85,000. For the three months ended September 30, 2021, Other Income / (Expense) consisted of interest expense of ($169,000) and foreign exchange losses of ($66,000). Lower borrowings and a stronger U.S. dollar in the 2022 quarter were responsible for the favorable year-over-year variance.

Income Tax Expense:

Income tax expense for the three months ended September 30, 2022 totaled $1.0 million, representing an effective tax rate on pre-tax income of 28.3% compared to $1.3 million for the three months ended September 30, 20201 which represented a 28.1% effective tax rate on pre-tax income. The higher effective tax rate in the 2022 period largely reflected an increase in our valuation allowance related to foreign net operating losses (“NOL’s) in Singapore, Ireland and the UK.

Results of Operations for the Nine Months Ended September 30, 2022 as Compared to the Nine Months Ended September 30, 2021:

Revenues:

Revenues for the nine months ended September 30, 2022 totaled $185.0 million compared to $163.0 million for the corresponding nine month period in 2021. This 13% year-over-year revenue increase reflected a 14% increase in our IT Staffing Services segment and an 11% increase in our Data and Analytics Services segment. For the nine months ended September 30, 2022, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 21.3%). For the nine months ended September 30, 2021, the Company had the same one client that had revenues in excess of 10% of total revenues (CGI = 14.8%). The Company’s top ten clients represented approximately 53% and 48% of total revenues for the nine months ended September 30, 2022 and 2021, respectively.

Below is a tabular presentation of revenues by reportable segment for the nine months ended September 30, 2022 and 2021, respectively:

Revenues (Amounts in millions)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Data and Analytics Services	$31.5	$28.3
IT Staffing Services	153.5	134.7

Total revenues	$185.0	$163.0

Revenues from our Data and Analytics Services segment totaled $31.5 million during the nine months ended September 30, 2022, compared to $28.3 million in the corresponding nine-month period last year. The 11% year-over-year improvement reflected improved backlog during the first half of 2022.

Revenues from our IT Staffing Services segment totaled $153.5 million in the nine months ended September 30, 2022 compared to $134.7 million during the corresponding 2021 period. This 14% increase reflected a higher level of billable consultants; a higher average bill rate; and higher permanent placement revenues in the 2022 period versus 2021.

Gross Margins:

Gross profits in the nine months ended September 30, 2022 totaled $49.0 million, compared to $43.7 million during the corresponding 2021 period, an increase of $5.3 million. Gross profit as a percentage of revenue was 26.5% for the nine-month period ended September 30, 2022 compared to 26.8% during the same period of 2021. This 30-basis point decline reflected lower gross margins in the Data and Analytics Services segment.

Below is a tabular presentation of gross margin by reporting segment for the nine months ended September 30, 2022 and 2021, respectively:

Gross Margin	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Data and Analytics Services	42.8%	48.2%
IT Staffing Services	23.1%	22.4%

Total gross margin	26.5%	26.8%

Gross margins from our Data and Analytics Services segment were 42.8% of revenues during the nine-month period ended September 30, 2022. This compared to gross margins of 48.2% in the corresponding period of 2021. The margin decline reflects lower utilization during the first nine months of 2022 and a project cost over-run in the third quarter of 2022.

Gross margins from our IT Staffing Services segment were 23.1% in the nine months ended September 30, 2022 compared to 22.4% during the corresponding period of 2021. This 70-basis point expansion was due to higher gross margins on new assignments secured during the last several quarters; higher permanent placement revenues; and increased activity levels from our offshore staffing services offering.

Selling, General and Administrative (“S,G&A”) Expenses:

Below is a tabular presentation of operating expenses by expense category for the nine months ended September 30, 2022 and 2021, respectively:

S,G&A Expenses (Amounts in millions)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Data and Analytics Services Segment
Sales and Marketing	$4.7	$4.7
Operations	1.9	2.2
Amortization of Acquired Intangible Assets	1.8	1.8
Revaluation of Contingent Consideration	—	(2.0)
Reserve for Cyber-security Breach	0.4	—
Severance	0.1	—
General & Administrative	4.4	3.8

Subtotal Data and Analytics Services	$13.3	$10.5

S,G&A Expenses (Amounts in millions)
IT Staffing Services Segment
Sales and Marketing	$7.3	$5.7
Operations	8.4	6.6
Amortization of Acquired Intangible Assets	0.6	0.6
General & Administrative	9.2	8.2

Subtotal IT Staffing Services	$25.5	$21.1

Total S,G&A Expenses	$38.8	$31.6

S,G,&A expenses for the nine months ended September 30, 2022 totaled $38.8 million or 21.0% of total revenues, compared to $31.6 million or 19.4% of total revenues for the nine months ended September 30, 2021. Excluding the revaluation of contingent consideration in the 2021 period, reserve for cyber-security breach and severance expense in the 2022 period and the amortization of acquired intangible assets in both periods, S,G,&A expense as a percentage of total revenues was 19.4% and 19.1%, respectively.

Fluctuations within S,G,&A expense components during the first nine months of 2022, compared to the first nine months of 2021, included the following:

•

Sales expense increased by $1.6 million in the 2022 period compared to the corresponding 2021 period. Sales expense in our Data and Analytics Services segment was flat to 2021, reflecting accrual adjustments to variable compensation expense in the third quarter of 2022. Sales expense in our IT Staffing Services segment was higher by $1.6 million due to staff increases and higher variable compensation expense.

•

Operations expense increased by $1.5 million in the 2022 period compared to the corresponding 2021 period. In our Data and Analytics Services segment operations expense decreased by $0.3 million due to lower staff. Operations expense in our IT Staffing Services segment increased by $1.8 million and largely related to increases in recruitment staff and higher other variable expenses to support revenue growth.

•	Amortization of acquired intangible assets was $2.4 million in both the 2022 and 2021 periods.

•

Revaluation of contingent consideration totaled a credit of $2.0 million in the 2021 period and related to the AmberLeaf acquisition. No contingent consideration existed on the Company’s balance sheet in 2022.

•	Reserve for a cyber-security breach totaled $0.4 million in the 2022 period versus zero in 2021.

•

Severance expense associated with the closure of operations in Singapore and Ireland, and the rationalization of our cost structure in the UK totaled $0.1 million in the 2022 period versus zero in 2021.

•

General and administrative expense increased by $1.6 million in the 2022 period compared to the corresponding 2021 period. General and administrative expense in our Data and Analytics Services segment increased by $0.6 million due to higher executive leadership staff and compensation increases. In our IT Staffing Services segment, general and administrative expense increased by $1.0 million due to higher compensation expense and increases in travel and facility expenses.

Other Income / (Expense) Components:

Other Income / (Expense) for the nine months ended September 30, 2022 consisted of interest expense of ($326,000) and foreign exchange gains of $334,000. For the nine months ended September 30, 2021, Other Income / (Expense) consisted of interest expense of ($523,000) and foreign exchange losses of ($88,000). Lower borrowings and a stronger U.S. dollar in the 2022 period were responsible for the favorable year-over-year variance.

Income Tax Expense:

Income tax expense for the nine months ended September 30, 2022 totaled $3.0 million, representing an effective tax rate on pre-tax income of 29.8% compared to $3.2 million for the nine months ended September 30, 2021, which represented a 27.8% effective tax rate on pre-tax income. The higher effective tax rate in the 2022 period was largely due to an increase in our tax valuation allowance related to foreign net operating losses (“NOL’s) in Singapore, Ireland and the UK.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

At September 30, 2022, we had cash balances on hand of $3.5 million and total bank debt of $2.2 million. During the third quarter of 2022 we prepaid $7.6 million of our outstanding term loan with excess cash balances. At quarter-end 2022, we had $36.4 million of borrowing capacity under our existing credit facility, excluding our term loan accordion feature which can provide us with additional term loan capacity of up to another $20 million.

Historically, we have funded our organic business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. At September 30, 2022, our accounts receivable “days sales outstanding” (“DSOs”) measurement decreased by 1 day to 66-days from our June 30, 2022 measurement. This measurement is still on the high-end of our expectations.

We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility will be adequate to fund our business needs and debt service obligations over the next twelve months, exclusive of any acquisition activity.

Cash flows provided by (used in) operating activities:

Cash provided by operating activities for the nine months ended September 30, 2022 totaled $7.7 million compared to cash provided by operating activities of $1.9 million during the nine months ended September 30, 2021. Elements of cash flows in the 2022 period were net income of $7.2 million, non-cash charges of $5.5 million, and an increase in operating working capital levels of ($5.0 million). During the nine months ended September 30, 2021, elements of cash flows were net income of $8.3 million, non-cash charges of $4.3 million and an increase in operating working capital levels of ($10.7 million). The operating working capital increase in both the 2022 and 2021 periods were largely in support of revenue growth.

Cash flows (used in) investing activities:

Cash (used in) investing activities for the nine months ended September 30, 2022 was ($0.8 million) compared to ($1.0 million) for the nine months ended September 30, 2021. In 2022, capital expenditures essentially accounted for all investing activities. In 2021, capital expenditures and the payment of office lease deposits accounted for investing activities. Our 2022 capital expenditures largely related to system upgrades and the implementation of our Data and Analytics Services segment to our Oracle Cloud platform.

Cash flows (used in) financing activities:

Cash (used in) financing activities for the nine months ended September 30, 2022 totaled ($9.4 million) and consisted of ($10.9 million) of term loan repayments, partially offset by $1.5 million related to the issuance of common stock applicable to the Company’s employee stock purchase plan and the exercise of stock options. Cash (used in) financing activities for the nine months ended September 30, 2021 totaled ($3.0 million) and consisted of net ($3.3 million) of term loan repayments, partially offset by $0.3 million related to the issuance of common stock applicable to the Company’s employee stock purchase plan and the exercise of stock options. The repayments of term loan in the 2022 period included an early-payment of $7.6 million during the third quarter.

Off-Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements.

Inflation:

We do not believe that inflation had a significant impact on our results of operations for the periods presented except to the extent that it, combined with customer concerns regarding a potential recession, may have impacted demand for certain of our services. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and, whenever possible, seeking to ensure that billing rates are adjusted periodically to reflect increases in costs due to inflation. However, high levels of inflation may result in an increase in our selling, general and administrative expenses, as well as a higher interest rate environment.

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

Interest Rates

As of September 30, 2022, we had outstanding borrowings of $2.2 million under our Credit Agreement with PNC Bank and certain other financial institution lenders — Refer to Note 9 – “Credit Facility” in the Notes to Condensed Consolidated Financial Statements, included herein. A hypothetical 10% increase in interest rates on our variable debt outstanding at September 30, 2022 would have an increase in our annual interest expense of approximately $13,000. As of September 30, 2022, the Company has no interest-rate hedge vehicles outstanding.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November, 2022.

MASTECH DIGITAL, INC.

November 14, 2022	/s/ VIVEK GUPTA
Vivek Gupta Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer
(Principal Financial Officer)