Form 10-K
period 2022-12-31
Mastech Digital, Inc.
filed 2023-03-27
CIK 1437226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by
non-affiliates
of the registrant as of June 30, 2022 (based on the closing price on such stock as reported by NYSE American on such date) was $49,226,000.
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of March 1, 2023 was 11,640,502.
Auditor Firm ID: 1195    Auditor Name: UHY LLP    Auditor Location: Farmington Hills, Michigan
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for May 10, 2023 to be filed with the Commission, are incorporated by reference into Part III of this Annual Report on Form
10-K.

MASTECH DIGITAL, INC.

2022 FORM 10-K

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

Factors or events that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

•	changes in general U.S. and global economic conditions and economic conditions in the industries in which we operate;

•	the severity and duration of the COVID-19 pandemic;

•	our ability to retain existing clients and obtain new clients;

•	changes in competitive conditions;

•	our ability to introduce new service offerings;

•	availability of and retention of skilled technical employees and key personnel;

•	technological changes;

•	changes in accounting standards, rules and interpretations;

•	the terminability of many of our contracts without penalty to our clients;

•	changes in immigration laws, patterns and other factors related to visa holders;

•	liabilities and unanticipated developments resulting from litigations, regulatory investigations and similar matters;

•	fluctuations due to currency exchange rate variations;

•	changes in other U.S. laws, rules and regulations, including the Internal Revenue Code;

•	changes in India’s geopolitical environment, laws, rules and regulations;

•	the impact and success of new acquisitions;

•	management’s ability to identify and manage risks;

•	the occurrence of other health epidemics or other outbreaks that disrupt business and day-to-day activities; and

•	breach of our systems due to a cyber security attack.

•	Ukraine war and other global conflict threats.

ITEM 1.	BUSINESS

Overview

Mastech Digital, Inc. (referred to in this report as “Mastech Digital”, “Mastech”, the “Company”, “us”, “our” or “we”) is a provider of Digital Transformation IT Services. The Company offers data and analytics solutions; digital learning; and IT staffing services for both digital and mainstream technologies. Headquartered near Pittsburgh, Pennsylvania, we have approximately 1,560 consultants that provide services across a broad spectrum of industry verticals. We do not sell, lease or otherwise market computer software or hardware and essentially 100% of our revenue is derived from the sale of data and analytics, IT staffing and digital transformation services through our two reportable segments, Data and Analytics Services and IT Staffing Services.

Our Data and Analytics Services segment delivers specialized data management, data engineering, customer experience consulting, data analytics and cloud services to customers globally. Each of these services can be delivered using onsite and offshore resources.

Our IT Staffing Services segment combines technical expertise with business process experience to deliver a broad range of services in digital and mainstream technologies. Our digital technology services include data management and analytics, cloud, mobility, social and automation. Our digital transformation services also include staffing and project-based services around digital learning. Our mainstream technologies services include business intelligence / data warehousing; web services; enterprise resource planning & customer resource management; and e-Business solutions. We work with businesses and institutions with significant IT-spend and recurring staffing needs. We also support smaller organizations with their “project focused” temporary IT staffing requirements. Additionally, we provide offshore staffing services to our U.S.-based clients and local offshore clients.

Sales and marketing of our services are handled by separate and distinct sales organizations within each of our two business segments. Our data and analytic services are marketed through 1) account executives who largely focus on new business development; and 2) technical relationship managers (principals) who focus on growing strong relationships within existing clients. Both account executives and technical relationship managers reside in the U.S., Canada, India and the U.K.

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

We recruit for both segments through global recruitment centers located in the U.S. and India that deliver a full range of recruiting and sourcing services. Our centers employ approximately 225 recruiters and sourcers that focus on recruiting U.S.-based candidates to service a geographically-diverse client base in the U.S. Our ability to respond to client requests from our offshore recruiting centers, with their expanded search coverage, round-the-clock sourcing, and extensive pool of candidates, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

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

In 2003, we launched our offshore global recruitment center model in an effort to meet an increase in industry demand with lower cost recruiting resources. Over the last nineteen years, we have made significant investments in our offshore center to improve infrastructure, processes and effectiveness. Additionally, we have made investments in our domestic recruitment structure, primarily to support our branch service model.

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

In 2022, we established in new subsidiary in NOIDA, India to support our offshore staffing services business.

Operating Segments

Our revenues are generated from two business segments: Data and Analytics Services and IT Staffing Services. Details related to these two businesses are discussed separately below, while information about our employees, differentiators, intellectual property rights and various other aspects of our business is shown in the aggregate for Mastech Digital, Inc.

Data and Analytics Services

Our Data and Analytics Services segment began with the acquisition of InfoTrellis, Inc.’s service business in July 2017. InfoTrellis, Inc. was founded by the engineering principals behind IBM’s Master Data Management (“MDM”) products and Informatica’s Customer 360 code-base. This acquisition provided Mastech InfoTrellis with a solid foundation upon which to build, as we acquired a business with one of the largest concentrations of technology-agnostic data management expertise in the marketplace. With our October 2020 acquisition of AmberLeaf, we gained complimentary capabilities in customer experience consulting and managed services, as well as a sizeable roster of existing clients.

Today, professional service firms have increasingly focused their efforts on partnering with their clients on enterprise-wide Digital Transformation. Organizations that are not digitally-native are facing increased pressure to modernize the way they operate to remain competitive within their industry. The landscape of digital transformation providers is constantly changing with new entrants. There is constant positioning and re-positioning of existing providers to claim new and niche spaces within the transformation arena. Additionally, the components of “Digital Transformation” are open to interpretation. While there continues to be large scale discussion and a lack of consensus on what constitutes Digital Transformation, there is a general view that, at the core of the (r)evolution is Data Modernization — migration from legacy platforms, processes and strategies to new, dynamic, cloud-based approaches that focus on solving business problems and driving business outcomes.

Data Modernization is the core focus of our Data and Analytics Services segment. We have partnered with industry leaders in this space and intend to continue to broaden our reach with new partners in the future. With our recent investments, our world class delivery center in Chennai, India provides us with the ability to increase capacity to nearly 500 concurrent team members, while providing white glove access to upwards of a dozen additional clients in their own dedicated “clean rooms”. We are also re-aligning ourselves to be a more dynamic, globally integrated organization across our traditional services offerings and to support our goal of expanding beyond niche services and providing full Data Modernization support to a wide range of organizations — from a $10 million start up to a Fortune 100 enterprise. Our mission is a simple one — we help clients put data in front of the people and machines where prudent decisions are made.

Sales and Marketing

Sales and Marketing at our Data and Analytics Services segment is a single, integrated function spanning across four groups in multiple locations: Marketing, Inside Sales, Principals, and Client Partners.

•

Our Marketing team is responsible for designing outbound campaigns around data and business value, for dissemination through our omni channels and industry publications. Our Marketing team also works with our experts and thought leaders to create and disseminate data management, data engineering and data science thought leadership articles and white papers.

•	Our Inside Sales team is responsible for operating integrated email outbound marketing campaigns targeted at specific industries and functional populations, on an ongoing basis.

•

Our onshore team of Principals and Client Partners is responsible for building buyer relationships with prospects and leads, and for converting those conversations into value-positive revenue generating engagements.

•	Our typical credit terms require our invoices to be paid within 45 to 60-days of receipt by the client.

In addition to the above, our Partner / Alliance Relationships (such as those we have with IBM and Informatica, Oracle, among others) also provide us with a significant pipeline of opportunities and new business. Furthermore, prospective clients reach us through referrals from our existing client base, our reputation in the data & analytics domain, and through our industry partners.

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

Data Management:

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

Data Engineering:

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

Data Science:

We bring our clients a rapid-learning culture, coupled with a co-creation-driven approach, to solve business problems and make smart decisions by applying Data Science powered by Machine Learning, Artificial Intelligence, and Knowledge Graphs. Our analytics and AI/ML solutions facilitate both culture and business transformation, leveraging domain knowledge with cognitive computing to produce unbiased learning accelerators for different parts of our client’s business. We offer:

•	Analytics Advisory — a strategic view of how analytics can drive digital transformation.

•	Analytics Services — to drive excellence in reporting and modeling.

•	Analytics Centre of Excellence — data science expertise delivered on state-of-the-art data architecture and analytics infrastructure.

Customer Experience Consulting:

We optimize Customer Experience (“CX”) across Sales, Service, and Marketing with relevant, coordinated, consistent, and personalized experiences informed by analytics:

•

CX Advisory Services — we design a roadmap for Customer Experience across all enterprise functions that are fast-paced and cost-effective and provide the client with information needed to start their Customer Experience initiative.

•	CX Accelerators — a vertical-focused suite that uses a set of frameworks to allow clients to get a head start on their implementation instead of starting with a blank sheet of paper.

•	CXaaS (Customer Experience as a Service) — tailored to manage specific client needs, informed by analytics, across all aspects of Customer Experience in Sales, Marketing, and Services.

Cloud Services:

We help our clients take advantage of enterprise Cloud Infrastructure by modernizing application development and accelerate Cloud adoption:

•

Cloud Advisory Services — where we build our clients a Cloud journey roadmap to reduce DevOps and CloudOps challenges in Cloud adoption while supporting best-practices of agile application development.

•	Cloud Adoption Services — to help enterprises with Cloud adoption and deployment of both cloud-native applications and the migration of existing applications to the Cloud.

•	Cloud CoE — to build and manage our clients’ Cloud infrastructure and DevOps and CloudOps practices with a one-stop delivery model.

Geographic and Vertical Focus

Mastech InfoTrellis’ primary customer geographies are in North America; however, we have customers and prospects in Europe. Our target clients are largely corporations with revenues exceeding $1 billion and include Fortune 100 organizations. Our typical project size, excluding our multi-year Center of Excellence contracts, is in the $500,000 to $2.5 million range depending on the scope and duration of the engagement. Our Center of Excellence contracts generally range from $5 million to $12 million. From a vertical perspective, customers in the financial services, retail, healthcare, manufacturing and government segments are significant users of our services. Below is a breakdown of customer revenue percentages for each industry vertical in 2022:

Financial Services	37%	Healthcare	16%
Manufacturing	21%	Government	5%
Retail	16%	Other	5%

IT Staffing Services

In our IT Staffing Services business, we typically negotiate our business relationship by using one of three methods to gain agreement on the services to be provided. We either establish our relationship based on a simple standard term sheet; create a Statement of Work (“SOW”) specific to a project; or enter into a master service agreement with a client that describes the framework of our relationship. In each case, a client will submit to us positions and / or requirements that they plan on satisfying by using temporary contractors. We propose consultants to the client that we believe satisfy their needs and propose an hourly bill rate for each consultant submitted. The client will select our consultant or a competing firm’s consultant based on their view of quality, fit and pricing. Consultant specific contractual details, such as billable rates, are documented as an annex to the agreement type that is chosen by the client. While we have the ability to deliver our digital transformation services on a managed solutions basis, the vast majority of our assignments have been delivered as staffing assignments.

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

While our primary focus is on contract IT staffing and digital transformation services, we also provide permanent placement services for our clients when opportunities arise. Permanent placement revenues have historically represented approximately 1% of our total revenues.

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

Recruiting

We operate several small recruiting centers located in the U.S. and one significantly larger facility in NOIDA, India that deliver a full range of recruiting and sourcing services. Our centers employ approximately 225 recruiters and sourcers who focus on recruiting U.S.-based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests faster than the competition is critical for success in our industry as most staffing firms access the same candidate pool via job boards and websites. The combination of our offshore recruiting capabilities, investment in sourcing and recruiting processes, expanded search coverage, around-the-clock sourcing, and extensive candidate pool, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

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

IT Staffing — Digital Technologies

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

IT Staffing — Mainstream Technologies

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

Geographic Presence & Industry Verticals

All of our IT staffing services revenues are generated from services provided in the U.S. We market our services on a national basis and have the ability to provide services in all 50 U.S. States. Our geographical concentration tends to track major client locations, such as California, Texas, Pennsylvania, Virginia and Massachusetts, and in large metropolitan areas such as Chicago and New York City.

We provide these services across a broad spectrum of industry verticals, including: financial services, government, healthcare, manufacturing, retail, technology, telecommunications and transportation. Below is a breakdown of our IT Staffing billable consultant base by industries that represented at least 5% of our billable consultants as of December 31, 2022:

Financial Services	53%	Technology	6%
Healthcare	9%	Retail	5%
Government	8%	Other	12%
Telecom	7%

Mastech Digital, Inc.

Employees

At December 31, 2022, we had 1,071 North American employees and 624 employees offshore, in addition to 324 subcontracted professionals. None of our employees are subject to collective bargaining agreements governing their employment with our Company. We employ our consultants on both an hourly and salary basis. A large portion of our salaried employees are H1-B visa holders. We believe that we enjoy a good reputation within the H1-B visa community, which allows us to access a very broad candidate pool. The majority of our hourly employees are U.S. citizens. On average, we maintain a balanced composition of salaried and hourly employees. We believe that our employee relations are good.

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

Our Competitive Position

We operate in highly competitive and fragmented industries, with largely low barriers to entry in our IT Staffing Services segment. In our Data and Analytics Services segment, we primarily compete with Cognizant, Tata Consultancy Services, Deloitte, Accenture, as well as with smaller boutique data and analytics firms. Many competitors are significantly larger and have greater financial resources in comparison to us. Our IT Staffing Services segment competes for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, other staffing services firms and, to a lesser extent, temporary personnel agencies.

We believe that the principal competitive factors for securing and building client relationships are driven by the ability to precisely comprehend client requirements and by providing highly qualified personnel who are motivated to meet or exceed a client’s expectations. We must be able to do this efficiently to provide speed to market with pricing that is competitive and represents value to our clients. The principal competitive factors in attracting qualified personnel are compensation, availability, location, quality of projects and schedule flexibility. We believe that many of the professionals included in our database may also pursue other employment opportunities. Therefore, our responsiveness to the needs of these professionals is an important factor in our ability to be successful.

Our Strengths

We believe our strengths compared to industry peers include:

Established client-base

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

Operational excellence

In our Data and Analytics Services business, our global delivery model is designed to ensure operational excellence by delivering higher value to our customers on project-based Mastech InfoTrellis engagements. Projects are delivered using our proprietary SMART Implementation Methodology — a multi-phased approach based on parts of the Rational Unified Process (RUP) and Agile development methodologies.

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

Expertise in high-demand digital transformation IT skills

In our Data and Analytics Services segment, we have strong expertise in data management, data engineering, analytics and customer experience consulting — both in North America as well as off-shore. Additionally, we have considerable industry experience by serving some of the world’s most-respected brands in financial services, manufacturing, retail and healthcare.

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

Government Regulation

We recruit IT professionals on a global basis from time to time and, therefore, must comply with the immigration laws in the countries in which we operate. As of December 31, 2022, approximately 27% of our workforce was working under Mastech Digital sponsored H1-B temporary work permits. Statutory law limits the number of new H1-B petitions that may be approved in a fiscal year to enter the U.S. Legislation could be enacted limiting H1-B visa holders’ employment with staffing companies. In recent years, the vast majority of our H1-B hires were not subject to the annual quota limiting H1-B visas because they were already in the U.S. under H1-B visa status with other employers. Additionally, the U.S. Congress has recently considered, and may consider in the future, extensive changes to U.S. immigration laws regarding the admission of high-skilled temporary and permanent workers and increases in prevailing wage related to H1-B employees. Such changes, if enacted, may impact the types of H1-B temporary work permits that could be granted, the number of available H1-B temporary work permits, or the required prevailing wage that we are required to pay our H1-B employees, which in turn may have a negative impact on our revenues and profits.

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

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people and goods and services worldwide in regions where we sell our services and conduct our business operations. The pandemic has resulted in a global slowdown of economic activity, including travel restrictions and prohibitions of non-essential activities in some cases. Our revenues and operations were affected by a range of external factors related to the COVID-19 pandemic in 2020 and to a lesser extent in 2021 and 2022. Although we believe the immediate impact of the COVID-19 pandemic has been assessed and largely reflected in our 2022 financial results, the long-term magnitude and duration of the disruption and resulting decline in business activity is still highly uncertain and cannot currently be predicted. While the roll-out of global vaccination programs is an encouraging sign for the future, the COVID-19 variants and efforts to control their spread could still continue to adversely affect our business, impact the demand for our services and alter the way we conduct our business, and we cannot predict the magnitude or duration of these effects.

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

We may have difficulty maintaining client relationships if the trend towards utilizing Managed Service Providers (“MSPs”) continues.

Within our IT Staffing Services segment, many large users of staffing services are employing MSP’s to manage their contractor expenses in an effort to drive down overall costs. MSP clients represented approximately 35% of our overall 2022 revenues and has been largely flat in recent years. The general impact of this shift towards the MSP model has been to lower our gross margins. Should this trend towards utilizing the MSP model continue, it is likely that our gross margins will be pressured in the future. In addition, if large users of staffing services continue to employ MSPs, the relationship between us and those large users may be primarily conducted through MSPs, in which case we may have difficulty maintaining those client relationships because the MSP model uses the MSP as an intermediary between the staffing service provider and the end-user, and reduces our direct contact with the end-user.

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

Our failure to manage growth or attract and retain personnel, or a significant interruption in our ability to transmit data and voice efficiently, could have a material adverse impact on our ability to successfully maintain and develop our global recruitment and delivery centers and could have a material adverse effect on our business, operating results and financial condition.

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

Our October 1, 2020 acquisition of AmberLeaf Partners, Inc., and the purchase price of such acquisition, was based on a variety of assumptions and estimates. Certain of these assumptions have not been realized, and there can be no assurance that our long-term expectations for this acquisition will be completely realized. The failure to derive the expected benefits from our acquisition of AmberLeaf Partners, Inc. could result in lower than expected revenues and profitability from our Data and Analytics Services segment and could result in a material adverse effect on our business, operating results and financial condition.

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

Acquisitions of technology companies and assets are inherently risky and subject to many factors outside of our control, and no assurance can be given that our prior or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results.

Our revenues are highly concentrated, and the loss of a significant client would adversely affect our business and revenues.

Our revenues are highly dependent on clients located in North America, as well as clients concentrated in certain industries. Economic slowdowns, changes in law and other restrictions or factors that affect the economic health of these industries may affect our business. For the year ended December 31, 2022, approximately 53% of our revenues were derived from our top ten clients. Consequently, if our clients reduce or postpone their spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the rate of economic growth may reduce the demand for our services and negatively affect our revenues and profitability.

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

At December 31, 2022, we had outstanding borrowings of $1.1 million under our Credit Agreement with PNC Bank and certain other financial institution lenders (the “Credit Agreement”), which amount consists of $1.1 million of outstanding borrowings under the term loan and no outstanding borrowings under the revolving credit facility, and unused borrowing capacity of $31.8 million under the revolving credit facility established by the Credit Agreement. Our level of indebtedness (which may fluctuate) could have important consequences on our future operations, including the following:

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

Because the NMSDC certification relies in large part upon Messrs. Wadhwani and Trivedi and their affiliates maintaining their positions as the collective majority holders of our common stock, any decrease in their collective ownership may jeopardize our status as a minority-owned business. There can be no assurance that Messrs. Wadhwani and Trivedi and their affiliates will maintain their majority position in the Company.

Existing and potential customers may consider outsourcing their IT requirements to foreign countries, which could have an adverse effect on our ability to obtain new customers or retain existing customers.

In the past years, certain of our existing and potential customers started to use low-cost offshore outsourcing centers to perform technology-related work. Should this shift towards moving technology-related work to offshore outsourcing centers continue, our business, operating results and financial condition could be adversely affected.

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

In response to the COVID-19 pandemic, our move to a work-from-home business model may heighten risks of security breaches. Despite having implemented security measures to address risks of security breaches, we experienced a cyber-security breach during the third quarter of 2022 involving a single employee email account and which indirectly impacted two Mastech InfoTrellis clients. We accrued a pre-tax loss reserve of $450,000 in the third quarter 2022 related to this event, which reserve includes the cost of engaging external advisors and an estimate of other potential losses relating to the breach. While we adopted certain remedial measures as a result of this incident, our information technology and infrastructure may still be vulnerable to security breaches and other disruptions, including attacks by hackers, or breaches due to employee error, malfeasance or other disruptions. Any such breach or disruption could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, and damage our reputation, and cause a loss of confidence in our services, which could adversely affect our operating results and competitive position. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any breaches of our networks

We depend on the proper functioning of our information systems.

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

We may not have adequate insurance for potential liabilities, including liabilities arising from litigation.

We are exposed to various possible claims relating to our business. In the ordinary course of business, we have, and in the future, may become the subject of various claims, lawsuits, and administrative proceedings seeking damages or other remedies concerning our operations, products, services, employees and other matters. Some of these claims may relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of such businesses. While we maintain insurance to cover certain of our potential losses, we cannot ensure that our insurance will cover all claims or that insurance coverage will be available at economically acceptable rates. Our ability to obtain insurance, and the coverage levels, deductibles and premiums of our insurance, are all dependent on market factors, our loss history and our insurers’ perception of our overall risk profile. Our insurance may also require us to meet a deductible. Significant uninsured liabilities could have a material adverse effect on our business, financial condition and results of operations.

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

Should we experience a disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, security breach, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience near-term operational challenges with regard to particular areas of our operations. In particular, our ability to recover from any disaster, pandemic or other business continuity problem will depend on our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster. A disaster or pandemic, on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster, pandemic or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability. For example, the COVID-19 pandemic and governmental actions taken to curtail the spread of the virus during 2020, 2021 and 2022 had an impact on our employees, customers and third-party providers and impacted the level of economic activity. Any such disaster or other business continuity problem could have a material adverse impact on our revenues and profitability.

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

Our success depends upon retaining the services of our management team and key operating employees.

We are highly dependent on our management team and expect that our success will depend largely upon their efforts, expertise and abilities. Over the last several years, we have experienced turnover in the leadership of our Data and Analytics Services segment, and the loss of the services of any of our key executives for any reason could have a material adverse effect on our business. To attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash-based and equity-based compensation. The loss or any sustained attrition of our key operating employees, or the failure to effectively integrate new members of our management team or key operating employees, could have a material adverse effect on our business, including our ability to establish and maintain client, consultant and candidate, professional and technical relationships.

Risks Related to Governmental Regulations, Laws and Taxation

Government regulation of H1-B visas may materially affect our workforce and limit our supply of qualified IT professionals, or increase our cost of securing workers.

We recruit IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the U.S. As of December 31, 2022, approximately 27% of our workforce was working under Mastech Digital sponsored H1-B temporary work permits. Statutory law limits the number of new H1-B petitions that may be approved in a fiscal year, and if we are unable to obtain H1-B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. Additionally, legislation could be enacted limiting H1-B visa holders’ employment with staffing and data analytics companies, which could result in reduced revenues and/or a higher cost of recruiting.

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

We utilize individuals to provide certain services in connection with our business as qualified third-party independent contractors rather than as direct employees. As of December 31, 2022, approximately 16% of our workforce were independent contractors. Heightened state and federal scrutiny of independent contractor relationships could adversely affect us given that we utilize independent contractors to perform certain services. An adverse determination related to the independent contractor status of these subcontracted personnel could result in substantial taxes or other liabilities to us, which could result in a material adverse effect upon our business.

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

Negative or uncertain economic conditions in North America or elsewhere may adversely affect demand for our services.

Approximately 99% of our revenues are generated from clients located in North America. Our business depends on the overall demand for IT and data and analytics professionals and on the economic health of our clients. Weak economic conditions may force companies to reduce their IT staffing and data and analytics budgets and adversely affect demand for our services, thus reducing our revenues. Furthermore, economic uncertainty, including the concerns of our clients and other companies with respect to inflationary conditions in North America and elsewhere, has had and may continue to have an adverse impact on the demand for our services, which in turn could have a material adverse effect on our business, operating results and financial condition.

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

Evolving expectations around corporate responsibility practices, specifically related to environmental, social and governance (“ESG”) matters, may expose us to reputational and other risks.

Investors, shareholders, customers, suppliers and other third parties are increasingly focusing on ESG and corporate social responsibility endeavors and reporting. Certain institutional investors, investment funds, other influential investors, customers, suppliers and other third parties are also increasingly focused on ESG practices. If we do not adapt to or comply with evolving investor or stakeholder expectations and standards, or are perceived to have not responded appropriately, we may suffer from reputational damage, which could in turn materially and adversely affect our business, financial condition, and/or stock price. Further, this increased focus on ESG and corporate social responsibility may result in new regulations and/or third party requirements that could adversely impact our business, or certain shareholders reducing or eliminating their holdings of our stock. Additionally, an allegation that we have not taken sufficient action in these areas could negatively harm our reputation.

Our ownership is highly concentrated in two individuals and the interests of those individual shareholders may not coincide with yours.

Sunil Wadhwani and Ashok Trivedi, co-founders of the Company, beneficially own approximately 59% of Mastech Digital’s outstanding common stock as of December 31, 2022. Accordingly, Messrs. Wadhwani and Trivedi together have sufficient voting power to elect all the members of the Board of Directors and to effect transactions without the approval of our other shareholders, except for those limited transactions that require a supermajority vote under our bylaws or articles of incorporation. The interests of Messrs. Wadhwani and Trivedi may from time to time diverge from our interests. Mastech Digital’s Audit Committee consists of independent directors and addresses certain potential conflicts of interest and related party transactions that may arise between us and our directors, officers or our other affiliates. However, there can be no assurance that any conflicts of interest will be resolved in our favor.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding the principal properties leased by us and our subsidiaries as of December 31, 2022 is set forth below:

Location	Principal Use	Occupying Business Segment	Approximate Square Footage
Moon Township, Pennsylvania	Corporate headquarters, executive, human resources, sales, recruiting, marketing and finance	IT Staffing	11,500
Chicago, Illinois	Executive, sales and recruiting	IT Staffing	2,300
Atlanta, Georgia	Sales and marketing	Data and Analytics	2,700
Toronto, Canada	Human resources, sales, marketing and delivery	Data and Analytics	3,800
NOIDA, India	Sales and recruiting office	IT Staffing	39,900
Chennai, India	Sales and delivery center	Data and Analytics	35,400

ITEM 3.	LEGAL PROCEEDINGS

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

On March 1, 2023, we had 121 registered holders of record of our common stock. This figure excludes an estimate of the indeterminate number of beneficial holders whose shares may be held by brokerage firms and clearing agencies. We currently do not pay recurring dividends on our common stock.

On February 8, 2023, the Company announced that the Board of Directors authorized a share repurchase program of up to 500,000 shares of the Company’s common stock over a two-year period. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Board of Directors. Additionally, we do from time to time purchase shares to satisfy employee tax obligations related to the vesting of restricted shares, in accordance with the Company’s Stock Incentive Plan provisions. During 2022 and 2021, the Company did not purchase any shares to satisfy such employee tax obligations.

In October 2018, the Board of Directors of the Company approved the Mastech Digital, Inc. 2019 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is intended to meet the requirements of Section 423 of the Code and required the approval of the Company’s shareholders to be qualified under Section 423 of the Code. On May 15, 2019, the Company’s shareholders approved the Stock Purchase Plan. Under the Stock Purchase Plan, 600,000 shares of Common Stock (subject to adjustment upon certain changes in the Company’s capitalization) are available for purchase by eligible employees who become participants in the Stock Purchase Plan. The purchase price per share is 85% of the lesser of (i) the fair market value per share of Common Stock on the first day of the offering period, or (ii) the fair market value per share of Common Stock on the last day of the offering period. For the year ended December 31, 2022 and December 31, 2021, stock purchases under the Stock Purchase Plan totaled 23,789 and 22,687 shares at an average purchase price of $11.53 and $12.84, respectively. At December 31, 2022, there were 492,565 shares available for purchase under the Plan.

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

We operate in two reporting segments — Data and Analytics Services and IT Staffing Services. Our data and analytics services are marketed on a global basis under the brand Mastech InfoTrellis and are delivered largely on a project basis with on-site and off-shore resources. These capabilities and expertise were acquired through our acquisition of InfoTrellis and enhanced and expanded subsequent to the acquisition. In October 2020, we acquired AmberLeaf Partners, Inc. (“AmberLeaf”), a Chicago-based customer experience consulting firm. This acquisition enhances our capabilities in customer experience strategy and managed services offerings for a variety of Cloud-based enterprise applications across sales, marketing and customer services organizations.

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

Economic Trends and Outlook

Generally, our business outlook is highly correlated to general North American economic conditions, particularly with respect to our IT Staffing Services segment. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing global economy, demand for our services tends to decline. As the economy slowed in 2007 and recessionary conditions emerged in 2008 and 2009, we experienced less demand for our IT staffing services. With economic expansion in 2010 through 2019 activity levels improved. However, as economic conditions strengthened, we experienced increased tightness in the supply side (skilled IT professionals) of our businesses. These supply-side challenges pressured resource costs and to some extent gross margins. As we entered 2020, we were encouraged by continued growth in the domestic job markets and expanding U.S. and global economies. However, with the COVID-19 pandemic surfacing in the first quarter of 2020, we realized that economic growth would quickly turn into recessionary conditions, which had a material impact on activity levels in both of our business segments. In 2021, we were encouraged by the global roll-out of vaccination programs and signs of economic improvement, however, the proliferation of COVID-19 variants have caused some uncertainty and disruption in the global markets. In 2022, COVID-19-related concerns seemed to subside, however, increased inflation, expanding interest rates and concerns about a possible recession created much uncertainty and impacted demand for our services in the second half of the year. Entering 2023, this economic uncertainty remains with us and it’s difficult to predict how the economy is going to unfold over the course of the year.

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

Recent growth in advanced technologies (social, cloud, analytics, mobility, automation) is providing opportunities within our IT Staffing Services segment. However, supply side challenges have proven to be acute with respect to many of these technologies. We believe these challenges will remain in 2023.

Results of Operations

We operate in two reporting segments — Data and Analytics Services and IT Staffing Services. The 2020 results of operations for our Data and Analytics Services segment include the operating results of AmberLeaf from the October 1, 2020 acquisition date through December 31, 2020.

Below is a tabular presentation of revenues and gross profit margins by segment for the periods discussed:

Revenues & Gross Margin by Segment

(Revenues in millions)

	Years Ended December 31,
Revenues	2022	2021	2020
Data and Analytics Services	$40.6	$38.3	$30.2
IT Staffing Services	201.6	183.7	163.9

Total Revenues	$242.2	$222.0	$194.1

Gross Margin %
Data and Analytics Services	41.5%	48.4%	50.5%
IT Staffing Services	23.0%	22.3%	22.1%

Total Gross Margin %	26.1%	26.8%	26.6%

Below is a tabular presentation of operating expenses by sales and marketing operations, amortization of acquired intangible assets, acquisition transaction expenses, revaluation of contingent consideration and general and administrative categories for the periods discussed:

Selling, General & Administrative (“S,G&A”) Expense Details

(Amounts in millions)

	Years Ended December 31,
	2022	2021	2020
Data and Analytics Services Segment
Sales and Marketing	$5.9	$6.2	$4.9
Operations	2.3	2.6	1.9
Amortization of Acquired Intangible Assets	2.3	2.5	2.1
Acquisition Transaction Expenses	—	0.1	0.6
Revaluation of Contingent Consideration	—	(2.9)	—
Cyber-security Breach	0.4	—	—
Severance Expense	1.0	—	—
General & Administrative	5.4	4.5	3.0

Subtotal Data and Analytics Services	$17.3	$13.0	$12.5

IT Staffing Services Segment
Sales and Marketing	$9.5	$7.8	$7.1
Operations	11.0	9.1	8.1
Amortization of Acquired Intangible Assets	0.7	0.7	0.7
General & Administrative	12.5	11.2	9.7

Subtotal IT Staffing Services	$33.7	$28.8	$25.6

Total S,G&A Expenses	$51.0	$41.8	$38.1

2022 Compared to 2021

Revenues

Revenues for the year ended December 31, 2022 totaled $242.2 million, compared to $222.0 million for the year ended December 31, 2021. This 9% increase in total revenues reflected organic revenue growth of 6% in our Data and Analytics Services segment and a 10% revenue increase in our IT Staffing Services segment. In our Data and Analytics Services segment, revenues declined in the second half of the year due to the lack of new client activity. Bookings in 2022 approximated $36 million, a marked decline over 2021. Our IT Staffing Services segment had 10% revenue growth, despite a 53-consultant decrease during the year compared to a 198-consultant increase in 2021. The 2022 consultant decline largely occurred during the fourth quarter. We ended 2022 with 1,208 consultants-on-billing versus 1,261 consultants-on-billing at year-end 2021. Our average IT staffing bill rate for 2022 totaled $80.64 per hour, a 6.6% increase compared to $75.66 per hour in 2021. This bill rate increase was due to higher rates on new assignments and was reflective of the type of skill sets that we deployed. Permanent placement / fee revenues totaled $2.1 million in 2022, up 75% from a year ago.

In both 2022 and 2021, we had one client that exceeded 10% of total revenues (CGI = 22.2% in 2022 and 15.0% in 2021, respectively). Our top ten clients represented 53% of total revenues in 2022 compared to 48% of total revenues in 2021.

Gross Margin

Gross profit increased to $63.2 million in 2022 compared to $59.4 million in 2021 an increase of 6% on a year-over-basis. Gross profit as a percentage of revenue totaled 26.1% in 2022 compared to 26.8% in 2021. The decrease in our gross margin percentage was entirely related to our Data and Analytics segment as gross margins declined by 690-basis points largely due to poor utilization and lower margins on several longer-term assignments related to compensation increases. Gross margins in our IT Staffing Services segment were 23.0% in 2022 compared to 22.3% in 2021. This 70-basis point improvement was due to better margins on new assignments and higher permanent placement revenues in 2022.

Selling, General and Administrative (“S,G&A”) Expenses

S,G&A expenses in 2022 totaled $51.0 million and represented 21.1% of total revenues, compared to $41.8 million or 18.8% of revenues in 2021. When excluding acquisition transaction expenses; the revaluation of contingent consideration; the amortization of acquired intangible assets, cyber-security and severance reserves, the adjusted S,G&A expenses related to operations, as a percentage of revenues was 19.2% in 2022 versus 18.6% in 2021. The increase in S,G&A as a percentage of revenues excluding these items was largely due to higher compensation expense and other inflationary cost increases in both of our business segments.

Fluctuations within S,G&A expense components during 2022 compared to 2021 included the following:

•

Sales expense was $1.4 million higher in 2022 compared to the previous year. In the Data and Analytics Services segment sales expense decreased by $0.3 million due to lower variable compensation expense in 2022. IT staffing sales expense increased by $1.7 million and largely related to higher compensation, marketing and business travel expenses.

•

Operations expense increased by $1.6 million compared to 2021. In our Data and Analytics Services segment operations expense decreased by $0.3 million due to lower staff headcount. Operations expense in our IT Staffing Services segment increased by $1.9 million in 2022, largely due to higher recruitment staff and higher compensation and other variable expenses — both reflective of higher activity levels in the first half of 2022.

•	Amortization of acquired intangible assets was $3.0 million in 2022 versus $3.2 million in 2021. The decline reflected certain intangible assets being fully amortization in 2022.

•	Acquisition transaction expense was $0 in 2022 and $0.1 million in 2021. The 2021 expense was related to an acquisition opportunity that was halted by us.

•	The revaluation of a contingent consideration liability totaled a credit of $2.9 million in 2021 related to the AmberLeaf acquisition. No contingent consideration revaluations occurred in 2022.

•	Reserves for a cyber-security breach and severance expenses totaled $0.4 million and $1.0 million, respectively in 2022. There were no reserves in 2021 for these items.

•

General & administrative expenses increased by $2.2 million in 2022 compared to 2021. Our Data and Analytics Services segment was responsible for $0.9 million of this increase due to higher executive leadership staff headcount and higher compensation expense. The IT Staffing Services segment had higher general and administrative expenses in 2022 of $1.3 million compared to 2021 due to higher compensation expense and increases in travel and facility expenses.

Other Income / (Expense) Components

In 2022, other income / (expense) consisted of interest expense of ($358,000) and foreign exchange gains of $650,000. In 2021, other income / (expense) consisted of interest expense of ($675,000) and foreign exchange losses of ($49,000). The decline in interest expense was largely due to lower outstanding borrowings. Net foreign exchange gains in 2022 compared to 2021 reflected exchange rate variations between the Indian rupee and the Canadian dollar compared to the U.S. dollar.

Income Tax Expense

Income tax expense for 2022 was $3.8 million and represented an effective tax rate on pre-tax income of 30.3% compared to $4.7 million in 2021, which represented an effective tax rate on pre-tax income of 27.6%. The higher 2022 effective tax rate was due to an increase in our tax valuation allowance related to foreign net operating losses (NOL’s) in Singapore, Ireland and the UK and higher state income taxes.

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

Gross Margin

Gross profit increased to $59.4 million in 2021 compared to $51.5 million in 2020, an increase of 15% on a year-over-basis. Gross profit as a percentage of revenue totaled 26.8% in 2021 compared to 26.6% in 2020. The improvement in our gross margin percentage largely reflected a favorable mix of revenues between our Data and Analytics Services and IT Staffing segments. In our Data and Analytics Services segment, gross margins declined by 210-basis points from a record 50.5% in 2020. This decrease in margins reflected a lower margin profile in our acquired AmberLeaf business. Gross margins in our IT Staffing Services segment were 22.3% in 2021 compared to 22.1% in 2020. This 20-basis point improvement was largely due to better margins on new assignments and higher permanent placement revenues in 2021.

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

Fluctuations within S,G&A expense components during 2021 compared to 2020 included the following:

•

Sales expense was $2.0 million higher in 2021 compared to the previous year. In the Data and Analytics Services segment sales expense increased by $1.3 million in 2021 due to investments made in the sales organization of $0.7 million and $0.6 million related to the consolidation of AmberLeaf’s sales expense. IT staffing sales expense increased by $0.7 million due to austerity measures implemented in the 2020 period, which were unwound in 2021.

•

Operations expense increased by $1.7 million compared to 2020. Approximately $0.7 million reflected investments made to the delivery organization of our Data and Analytics Services segment — including an upgraded and expanded facility in Chennai, India. Operations expense in the IT Staffing Services segment increased by $1.0 million in 2021, largely due to higher recruitment staff headcount and other variable expenses — both reflective of higher activity levels in the current year.

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

Liquidity and Capital Resources

Financial Conditions and Liquidity

At December 31, 2022, we had cash balances on hand, net of outstanding bank debt, of $6.0 million and approximately $32 million of borrowing capacity under our existing credit facility. In anticipation of rising interest rates, we elected to early pay term-debt in 2022. Accordingly, during 2022, our outstanding bank debt declined by $12 million and our cash balances on hand increased by $0.4 million. In addition to repaying $12 million of bank debt, we repaid $2.3 million related to the COVID-19 payroll tax deferment program and funded $0.8 million of capital expenditures.

Historically, we have funded our business needs with cash generation from operating activities. In the data and analytics services and IT staffing services industries, investment in operating working capital levels (defined as current assets excluding cash and cash equivalents minus current liabilities, excluding short-term borrowings) is a significant use of cash. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash preservation. Our accounts receivable “days sales outstanding” measurement (“DSO”) was 59-days at year-end 2022 compared to 61-days at year-end 2021. The slight improvement in the DSO measurement in 2022 was due to a lower DSO measurement in our solution-based data and analytics business.

Cash provided by operating activities, our cash and cash equivalent balances on hand at December 31, 2022 and current availability under our existing credit facility are expected to be adequate to fund our business needs over the next 12 months, absent any major acquisition-related activities.

Below is a tabular presentation of cash flow activities for the periods discussed:

	Years Ended December 31,
Cash Flows Activities	2022	2021	2020
	(Amounts in millions)
Operating activities	$12.6	$5.2	$21.2
Investing activities	(0.8)	(2.1)	(9.6)
Financing activities	(10.4)	(4.1)	(6.7)

Operating Activities

Cash provided by (used in) operating activities for the years ended December 31, 2022, 2021 and 2020 totaled $12.6 million, $5.2 million and $21.2 million, respectively. In 2022, cash flows from operating activities included net income of $8.7 million, non-cash charges of $6.8 million and increases in operating working capital of ($2.9 million). In 2021, cash flows from operating activities included net income of $12.2 million, non-cash charges of $4.7 million and increases in operating working capital of ($11.7 million). In 2020, cash flows from operating activities included net income of $9.9 million, non-cash charges of $4.0 million and reductions in operating working capital of $7.3 million. The 2022 increase in operating working capital largely reflected a $2.3 million repayment of the COVID-19 payroll tax deferment program. The 2021 increase in operating working capital reflected higher accounts receivable due to higher revenue levels and a $2.3 million repayment of the COVID-19 payroll tax deferment program. The 2020 reduction in operating working capital was due to lower accounts receivable, reflecting revenue declines in the second half of the year and $4.6 million related to the COVID-19 payroll tax deferment program.

We would expect operating working capital levels to increase should revenue grow in 2023. Accordingly, an increase in operating working capital would result in a reduction in cash generated from operating activities. We believe DSO’s will remain at current levels or increase marginally should data and analytics revenues grow disproportionately to total revenues. Additionally, the $4.6 million payroll tax deferment in 2020 has been fully paid as of December 31, 2022.

Investing Activities

Cash (used in) investing activities for the years ended December 31, 2022, 2021 and 2020 totaled ($0.8 million), ($2.1million) and ($9.6 million), respectively. In 2022, cash (used in) investing activities consisted of ($0.8) of capital expenditures. In 2021, cash (used in) investing activities consisted of ($1.9 million) of capital expenditures and ($0.2 million) of non-current deposits (office lease deposits). In 2020, cash (used in) investing activities related to the acquisition of AmberLeaf of ($9.3 million) and capital expenditures of ($0.3 million). In 2022, capital expenditures were largely related to system upgrade expenditures.

Financing Activities

In 2022, cash (used in) financing activities totaled ($10.4 million) and included debt repayments of ($12.0 million) partially offset by proceeds from the exercise of stock options and the issuance of common stock related to the Company’s employee stock purchase plan of $1.6 million. In 2021, cash (used in) financing activities totaled ($4.1 million) and included debt repayments of ($4.4 million) and the payment of deferred financing costs of ($0.2 million) related to our credit facility amendment, partially offset by proceeds from the exercise of stock options and the issuance of common stock related to the Company’s employee stock purchase plan of $0.5 million. In 2020, cash (used in) financing activities totaled ($6.7 million) and consisted of debt repayments, net of term-loan refinancing associated with the AmberLeaf acquisition of ($8.0 million) and the payment of deferred financing costs of ($0.3 million), partially offset by $1.4 million proceeds from the exercise of stock options and the issuance of common stock of $0.2 million.

2022 Cyber-security Breach

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

Employment-Related Claims Against the Company

As disclosed in Note 9 “Commitment and Contingencies” to the Notes to the Consolidated Financial Statements, included in Item 8 herein, a former employee who resigned has asserted various employment-related claims against the Company. We dispute such allegations and will incur additional SG&A expenses during 2023 to defend our position that such claims are without merit. Estimated professional services fees related to this matter during the first quarter of 2023 will approximate $400,000.

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

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented, although economic uncertainty, including the concerns of our clients and other companies with respect to inflationary conditions in North America and elsewhere, has had and may continue to have an adverse impact on the demand for our services. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and, whenever possible, seek to ensure that billing rates reflect increases in costs due to inflation. However, high levels of inflation may result in higher interest rates which would increase our cost of borrowings.

In addition, refer to “Item 1A. Risk factors” in this annual report on Form 10-K for a discussion about risks that inflation directly or indirectly may pose to our business.

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

Revenue Recognition

The Company recognizes revenue on time-and-material contracts over time as services are performed and expenses are incurred. Time-and-material contracts typically bill at an agreed-upon hourly rate, plus out-of-pocket expense reimbursement. Out-of-pocket expense reimbursement amounts vary by assignment, but historically on average represent less than 2% of the total contract revenues. Revenue is earned on a per transaction or labor hour basis, as that amount directly corresponds to the value of the Company’s performance. Revenue recognition is negatively impacted by holidays and consultant vacation and sick days.

The Company recognizes revenue on fixed price contracts over time as services are rendered and uses a cost-based input method to measure progress. Determining a measure of progress requires management to make judgments that affect the timing of revenue recognized. Under the cost-based input method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the client. The Company has determined that the cost-based input method provides a faithful depiction of the transfer of goods or services to the customer. Estimated losses are recognized immediately in the period in which current estimates indicate a loss. We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which may be refundable.

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

Management determines the Company’s income tax provision using the asset and liability method. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. The Company evaluates its deferred tax assets and records a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company provided a valuation allowance of $559,000 and $311,000, respectively, related to the uncertainty of the realization of foreign net operating losses (“NOL”).

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

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. Accordingly, the Company has reported a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2022 and 2021, the Company provided $0 for uncertain tax positions, including interest and penalties, related to various federal and state income tax matters.

Contingent Consideration Liability

In connection with the AmberLeaf acquisition, the Company had an obligation to pay consideration that was contingent upon the achievement of specified revenue growth and EBITA margin objectives. As of the acquisition date, the Company recorded a contingent consideration liability of $2.9 million representing the estimated fair value of the contingent consideration that was expected to be paid. The fair value of the contingent consideration liability was estimated by utilizing a probability weighted simulation model to determine the fair value of contingent consideration.

We re-measured this liability and recorded changes in the fair value when it was more likely than not that the future payments had changed. Increases or decreases in the fair value of contingent consideration can result from changes in timing and amounts of revenue and earnings estimates.

No contingent consideration revaluation was recorded in 2022 and 2020. In 2021, the Company revalued the contingent consideration liability related to the AmberLeaf acquisition after determining that relevant conditions for payment of such liability were likely not to be satisfied. The revaluation resulted in a $2.9 million reduction to the contingent consideration liability. The credit is reflected in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations, in Item 8, herein. No contingent consideration liability remained outstanding as of December 31, 2022 and 2021.

Derivative Instruments and Hedging Activities — Interest Rate Swap Contracts

Concurrent with the Company’s borrowings on July 13, 2017 under its credit facility, the Company entered into an interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. These swap contracts, which matured on April 1, 2021, were designated as a cash flow hedging instrument and qualified as effective hedges at inception under ASC Topic 815 “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying transaction affects earnings.

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

During the year 2022, we had no derivative instruments and hedging activities.

Foreign Currency Translation

The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s subsidiary in Canada is the U.S. dollar because the majority of its revenue is denominated in U.S. dollars. The functional currency of the Company’s Indian and European subsidiaries is their local currency. The results of operations of the Company’s Indian and European subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian and European subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Consolidated Statements of Operations. Foreign exchange gains of $650,000 in 2022 were primary due to exchange rate variations between the Indian rupee and the U.S. dollar. Foreign exchange gains and losses were not material in 2021 and 2020.

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

Interest Rates

At December 31, 2022, we had outstanding borrowings of $1.1 million under our Credit Agreement with PNC Bank and certain other financial institution lenders (the “Credit Agreement”) — Refer to Note 6 — “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8 herein. A hypothetical 10% increase in interest rates on our variable debt outstanding at December 31, 2022 would have an increase in our annual interest expense of approximately $10,000. As of December 31, 2022, the Company has no interest-rate hedge vehicles outstanding.

LIBOR has been discontinued after 2021. In March 2020, the FASB issued authoritative guidance, which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions that reference LIBOR and are affected by reference rate reform if certain criteria are met. Entities may adopt the provisions of the new standard as of the beginning of the reporting period when the election is made between March 12, 2020 through December 31, 2022. We adopted this standard effective January 1, 2021 using the prospective method and utilized the optional expedients for cash flow hedges.

Currency Fluctuations

The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s subsidiary in Canada is the U.S. dollar because the majority of its revenue is denominated in U.S. dollars. The functional currency of the Company’s Indian and European subsidiaries is their local currency. The results of operations of the Company’s Indian and European subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian and European subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Consolidated Statements of Operations. A hypothetical 10% increase or decrease in overall foreign currency rates in 2022 would have approximately a $65,000 impact on our consolidated financial statements. As our international operations grow, we will continue to evaluate and reassess our approach to managing the risks relating to fluctuations in currency rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are filed as part of this Annual Report on Form 10-K. See Index to Consolidated Financial Statements on page 42 of this Annual Report on Form 10-K.

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

The Company’s Consolidated Financial Statements for the year ended December 31, 2022 have been audited by UHY LLP, an Independent Registered Public Accounting Firm. The Audit opinion is on page 43 of this Annual Report on Form 10-K.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mastech Digital, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and Schedule II, Valuation and Qualifying Accounts listed in the index at item 15(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mastech Digital, Inc. and Subsidiaries at December 31, 2022 and 2021, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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

Critical Audit Matter — Valuation of Goodwill
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company evaluates goodwill for impairment on an annual basis as of October 1 or more frequently if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The goodwill balance as of December 31, 2022, was $32.5 million. The Company considers potential impairment by comparing the fair value of a reporting unit to its carrying value. Fair value is estimated by management using a discounted cash flow model.
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
Farmington Hills, Michigan
March 27, 2023

MASTECH DIGITAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	At December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$7,057	$6,622
Accounts receivable, net of allowance for uncollectible accounts of $444 in 2022 and $375 in 2021	33,603	34,153
Unbilled receivables	8,719	9,240
Prepaid and other current assets	3,795	3,890

Total current assets	53,174	53,905
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	2,790	2,356
Enterprise software	4,185	3,753
Leasehold improvements	732	842

	7,707	6,951
Less – accumulated depreciation and amortization	(5,042)	(3,913)

Net equipment, enterprise software, and leasehold improvements	2,665	3,038
Operating lease right-of-use assets, net	3,886	4,894
Deferred financing costs, net	293	366
Non-current deposits	578	595
Goodwill, net of impairment	32,510	32,510
Intangible assets, net of amortization	15,773	18,760

Total assets	$108,879	$114,068

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,100	$4,400
Accounts payable	4,475	4,954
Accrued payroll and related costs	11,085	14,240
Current portion of operating lease liability	1,504	1,479
Other accrued liabilities	1,186	1,227
Deferred revenue	207	544

Total current liabilities	19,557	26,844

Long-term liabilities:
Long-term debt, less current portion, net	—	8,700
Long-term operating lease liability, less current portion	2,294	3,706
Long-term accrued income taxes	105	125
Deferred income taxes	920	265

Total liabilities	22,876	39,640
Commitments and contingent liabilities (Note 9)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 250,000,000 shares authorized and 13,269,118 shares issued as of December 31, 2022 and 13,112,202 shares issued as of December 31, 2021	133	131
Additional paid-in-capital	32,059	28,250
Retained earnings	59,553	50,841
Accumulated other comprehensive income (loss)	(1,555)	(607)
Treasury stock, at cost; 1,646,420 shares as of December 31, 2022 and as of December 31, 2021	(4,187)	(4,187)

Total shareholders’ equity	86,003	74,428

Total liabilities and shareholders’ equity	$108,879	$114,068

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Revenues	$242,238	$222,012	$194,101
Cost of revenues	179,055	162,568	142,562

Gross profit	63,183	59,444	51,539
Selling, general and administrative expenses:
Operating expenses	50,984	44,716	38,136
Revaluation of contingent consideration liability	—	(2,882)	—

Total selling, general and administrative expenses	50,984	41,834	38,136

Income from operations	12,199	17,610	13,403
Interest income (expense), net	(358)	(675)	(866)
Other income (expense), net	650	(49)	96

Income before income taxes	12,491	16,886	12,633
Income tax expense	3,779	4,665	2,772

Net income	$8,712	$12,221	$9,861

Earnings Per Share:
Basic	$.75	$1.07	$.87

Diluted	$.72	$1.02	$.83

Weighted average common shares outstanding:
Basic	11,588	11,436	11,292

Diluted	12,077	12,007	11,950

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Years Ended December 31,
	2022	2021	2020
Net income	$8,712	$12,221	$9,861
Other comprehensive income (loss):
Net unrealized gain (loss) on interest rate swap contracts	—	35	8
Foreign currency translation adjustments	(948)	(94)	(187)

Total pretax net unrealized (loss)	(948)	(59)	(179)
Income tax expense	—	9	2

Total other comprehensive (loss), net of taxes	(948)	(68)	(181)

Total comprehensive income	$7,764	$12,153	$9,680

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balances, December 31, 2019	$127	$21,939	$28,759	$(4,187)	$(358)	$46,280
Net income	—	—	9,861	—	—	9,861
Employee common stock purchases	—	222	—	—	—	222
Other comprehensive (loss), net of taxes	—	—	—	—	(181)	(181)
Stock-based compensation expense	—	2,021	—	—	—	2,021
Stock options exercised	3	1,327	—	—	—	1,330

Balances, December 31, 2020	$130	$25,509	$38,620	$(4,187)	$(539)	$59,533

Net income	—	—	12,221	—	—	12,221
Employee common stock purchases	—	301	—	—	—	301
Other comprehensive (loss), net of taxes	—	—	—	—	(68)	(68)
Stock-based compensation expense	—	2,212	—	—	—	2,212
Stock options exercised	1	228	—	—	—	229

Balances, December 31, 2021	$131	$28,250	$50,841	$(4,187)	$(607)	$74,428

Net income	—	—	8,712	—	—	8,712
Employee common stock purchases	—	263	—	—	—	263
Other comprehensive (loss), net of taxes	—	—	—	—	(948)	(948)
Stock-based compensation expense	—	2,225	—	—	—	2,225
Stock options exercised	2	1,321	—	—	—	1,323

Balances, December 31, 2022	$133	$32,059	$59,553	$(4,187)	$(1,555)	$86,003

The accompanying notes are an integral part of these Consolidated Financial Statements

MASTECH DIGITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES:
Net income	$8,712	$12,221	$9,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,195	3,979	3,589
Bad debt expense	50	130	—
Interest amortization / write-off of deferred financing costs	73	82	284
Stock-based compensation expense	2,225	2,212	2,021
Deferred income taxes, net	655	1,061	(1,821)
Revaluation of contingent consideration liability	—	(2,882)	—
Operating lease assets and liabilities, net	(379)	173	18
Loss on disposition of fixed assets	—	9	4
Long-term accrued income taxes	(20)	(40)	(20)
Working capital items:
Accounts receivable and unbilled receivables	1,021	(11,389)	2,133
Prepaid and other current assets	95	(2,544)	251
Accounts payable	(479)	2,365	(1,613)
Accrued payroll and related costs	(3,155)	(429)	6,287
Other accrued liabilities	(41)	202	91
Deferred revenue	(337)	66	146

Net cash flows provided by operating activities	12,615	5,216	21,231

INVESTING ACTIVITIES:
Acquisition of AmberLeaf (net of cash acquired and issuance of contingent consideration)	—	—	(9,345)
Recovery of (payments for) non-current deposits	17	(199)	9
Capital expenditures	(835)	(1,895)	(298)
Proceeds from the sale of fixed assets	—	10	—

Net cash flows (used in) investing activities	(818)	(2,084)	(9,634)

FINANCING ACTIVITIES:
(Repayments) borrowing on revolving credit facility, net	—	—	(9,551)
Borrowing on term loan facility	—	—	17,500
(Repayments) on term loan facility	(12,000)	(4,400)	(15,969)
Proceeds from the issuance of common stock	263	301	222
Payment of deferred financing costs	—	(223)	(246)
Proceeds from the exercise of stock options	1,323	229	1,330

Net cash flows (used in) financing activities	(10,414)	(4,093)	(6,714)

Effect of exchange rate changes on cash and cash equivalents	(948)	(94)	(187)

Net change in cash and cash equivalents	435	(1,055)	4,696
Cash and cash equivalents, beginning of period	6,622	7,677	2,981

Cash and cash equivalents, end of period	$7,057	$6,622	$7,677

SUPPLEMENTAL DISCLOSURE:
Cash payments for interest expense	$324	$623	$779

Cash payments for income taxes	$2,164	$3,831	$2,681

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:
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
With our 2017 acquisition of the services division of Canada-based InfoTrellis, Inc., we added specialized capabilities in delivering data and analytics services to our customers, which became our Data and Analytics Services segment. This segment offers project-based consulting services in the areas of data management, data engineering and data science, with such services delivered using on-site
and offshore resources. In October 2020, we acquired AmberLeaf Partners, Inc. (“AmberLeaf”), a Chicago-based customer experience consulting firm. This acquisition expanded our Data and Analytics Services segment’s capabilities in customer experience strategy and managed services offering for a variety of Cloud-based enterprise applications across sales, marketing and customer services organizations.
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
COVID-19
related concerns have been less impactful on our business in 2022. Still, the proliferation of
COVID-19
variants have caused some uncertainty and could continue to disrupt global markets in 2023 and beyond.
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

Reclassifications
Deferred financing costs, net of amortization, were presented as reductions in long-term debt in the Company’s Consolidated Balance Sheet in prior years. In 2022, deferred financing costs, net of amortization, were presented as a non-current
asset in the Consolidated Balance Sheet, as the Company had no long-term debt. Prior years were reclassed to conform to the 2022 presentation.
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
The Allowance for Uncollectible Accounts was $444,000 and $375,000 at December 31, 2022 and 2021, respectively. There were $50,000, $130,000 and $0 of bad debt expense charges for the years ended December 31, 2022, 2021 and 2020, respectively, which amounts are reflected in the Consolidated Statements of Operations.
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
The Company implemented new enterprise software applications to its backbone systems environment. The Company capitalized $2.4 million related to this endeavor for which the core system was placed in service on July 1, 2018. The Company capitalized approximately $1.0 million in 2021 and $0.3 million and 2022 related to an expanded implementation of its enterprise software application to its Data and Analytics business segment, which was placed in service on April 1, 2022. The Company started amortizing these costs commencing with their go-live
implementation dates.
Depreciation and amortization expense related to fixed assets totaled $1,208,000, $809,000 and $799,000 for the years ended December 31, 2022, 2021 and 2020, respectively.
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
In 2022, 2021 and 2020, we performed quantitative impairment tests related to our June 2015 acquisition of Hudson Global Resources Management, Inc.’s U.S. IT staffing business (“Hudson IT”). The results of each of these testing’s indicated no impairment associated with the carrying amount of goodwill.

Additionally in 2022, 2021 and 2020, we performed quantitative impairment tests related to our Data and Analytics segment which includes the July 2017 acquisition of InfoTrellis and the October 2020 acquisition of AmberLeaf. The results of each of these testing’s indicated no impairment associated with the carrying amount of goodwill.
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
Management determines the Company’s income tax provision using the asset and liability method. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. The Company evaluates its deferred tax assets and records a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2022, 2021 and 2020, the Company provided a valuation allowance of $559,000, $311,000 and $179,000, respectively, related to the uncertainty of the realization of foreign net operating losses (“NOL”).
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
The Company accounts for uncertain tax positions in accordance with ASC Topic
740-10,
“
Accounting for Uncertainty in Income Taxes
”. Accordingly, the Company has reported a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2022 and 2021, the Company provided $0 and $0 for uncertain tax positions, including interest and penalties, related to various federal and state income tax matters.
The Company’s 2018 federal income tax return was audited by the Internal Revenue Service (“IRS”) in 2021 with no adjustment to our original filing. The Company’s Canadian subsidiary for 2018 and 2019 are currently under audit.
Deferred Financing Costs
The Company capitalizes expenses directly related to securing its credit facilities. These deferred costs are amortized as interest expense over the term of the underlying facilities. Unamortized deferred financing costs are shown as a non-current
asset in the Consolidated Balance Sheets.
Contingent Consideration Liability
In connection with the AmberLeaf acquisition, the Company had an obligation to pay consideration that was contingent upon the achievement of specified revenue growth and EBITDA margin objectives. As of the acquisition date, the Company recorded a contingent consideration liability of $2.9 million representing the estimated fair value of the contingent consideration that was expected to be paid. The fair value of the contingent consideration liability was estimated by utilizing a probability weighted simulation model to determine the fair value of contingent consideration.
We
re-measured
this liability and recorded changes in the fair value when it was more likely than not that the future payments had changed. Increases or decreases in the fair value of contingent consideration can result from changes in timing and amounts of revenue and earnings estimates.
No contingent consideration revaluation was recorded in 2022 or 2020. In 2021, the Company revalued the contingent consideration liability related to the AmberLeaf acquisition after determining that relevant conditions for payment of such liability were likely not to be satisfied. The revaluation resulted in a $2.9 million reduction in the contingent consideration liability. The credit is reflected in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations, in Item 8, herein. No contingent consideration liability remained outstanding as of December 31, 2022 and 2021.
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
The Company recognizes revenue on fixed price contracts over time as services are rendered and uses a cost-based input method to measure progress. Determining a measure of progress requires management to make judgments that affect the timing of revenue recognized. Under the cost-based input method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the client. The Company has determined that the cost-based input method provides a faithful depiction of the transfer of goods or services to the customer. Estimated losses are recognized immediately in the period in which current estimates indicate a loss. We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which may be refundable.
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
In 2018, the Board of Directors of the Company approved the Mastech Digital, Inc. 2019 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is intended to meet the requirements of Section 423 of the Code and required the approval of the Company’s shareholders to be qualified under Section 423 of the Code. In 2019, the Company’s shareholders approved the Stock Purchase Plan. Under the Stock Purchase Plan, 600,000 shares of Common Stock (subject to adjustment upon certain changes in the Company’s capitalization) are available for purchase by eligible employees who become participants in the Stock Purchase Plan. The purchase price per share is 85% of the lesser of (i) the fair market value per share of Common Stock on the first day of the offering period, or (ii) the fair market value per share of Common Stock on the last day of the offering period.
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

Treasury Stock
On February 8, 2023, the Company announced that the Board of Directors authorized a share repurchase program of up to 500,000 shares of the Company’s common stock over a two-year
period. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Board of Directors. Additionally, the Company makes stock purchases from time to time to satisfy employee tax obligations related to its Stock Incentive Plan. During 2022 and 2021, the Company did
not
purchase any shares to satisfy such employee tax obligations.
At December 31, 2022 and 2021, the Company held 1.6 million shares in its treasury at a cost of approximately $4.2 million.
Comprehensive Income
Comprehensive income as presented in the Consolidated Statements of Comprehensive Income consists of net income, unrealized gains or losses, net of tax, on cash flow hedging transactions and foreign currency translation adjustments.
Derivative Instruments and Hedging Activities — Interest Rate Swap Contracts
Concurrent with the Company’s borrowings on July 13, 2017 under its credit facility, the Company entered into an interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. These swap contracts, which matured on April 1, 2021, were designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts are recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income (loss) and is reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying transaction affects earnings.
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
At December 31, 2022 and 2021 no derivative instruments were outstanding.
Foreign Currency Translation
The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s subsidiary in Canada is the U.S. dollar because the majority of its revenue is denominated in U.S. dollars. The functional currency of the Company’s Indian and European subsidiaries is their local currency. The results of operations of the Company’s Indian and European subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian and European subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Consolidated Statements of Operations. Foreign exchange gains of $650,000 in 2022 were primarily due to exchange rate variations between the Ind ian rupee and the U.S. dollar. Fore
ign exchange gains and losses were not material in 2021 and 2020.

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
The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Years Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Data and Analytics Services Segment
Time-and-material Contracts	$26,911	$25,224	$18,541
Fixed-price Contracts	13,683	13,115	11,685

Subtotal Data and Analytics Services	$40,594	$38,339	$30,226

IT Staffing Services Segment
Time-and-material Contracts	$201,644	$183,673	$163,875
Fixed-price Contracts	—	—	—

Subtotal IT Staffing Services	$201,644	$183,673	$163,875

Total Revenues	$242,238	$222,012	$194,101

The Company had one client that exceeded 10% of total revenues in 2022, 2021 and 2020 (CGI = 22.2%, 15.0% and 15.0%, respectively). Additionally, CGI accounted for 30.9% and 19.5% of the Company’s accounts receivable balance at December 31, 2022 and 2021, respectively.
The Company’s top ten clients represented approximately 53%, 48% and 47% of total revenues in 2022, 2021 and 2020, respectively.

The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Years Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
United States	$236,187	$214,379	$189,890
Canada	4,215	4,543	3,603
India and Other	1,836	3,090	608

Total	$242,238	$222,012	$194,101

Contract assets, shown as unbilled receivables in the Consolidated Balance Sheets, primarily relate to the right to consideration for work completed, but not billed at the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities, shown as deferred revenue in the Consolidated Balance Sheets, primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied and revenue has not been recognized.
The following table presents the Company’s net accounts receivable from customers, contract assets and contract liabilities:

	December 31,
	2022	2021
	(Amounts in thousands)
Receivables from contracts, beginning of year	$34,153	$22,036
Receivables from contracts, end of year	$33,603	$34,153

Contract assets, beginning of year	$9,240	$10,098
Contract assets, end of year	$8,719	$9,240

Contract liabilities, beginning of year	$544	$478
Contract liabilities, end of year	$207	$544
As the majority of our contracts are one year or less when considering cancellation options, we have utilized the optional exemption under ASC
606-10-50-14
to not disclose information about the remaining performance obligations for contracts which have original expected durations of one year or less.

3.	Business Combinations
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

(1)
Based on a valuation conducted by an independent third party, the fair value of contingent consideration at the closing date was determined to be $2.9 million During 2021, the Company revalued the contingent consideration liability related to the AmberLeaf acquisition after determining that relevant conditions for payment of such liabilities were unlikely to be satisfied. The revaluation resulted in a $2.9 million reduction to the contingent consideration liability.

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

The fair value of identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis. Specifically, the Company used the income approach through an excess earnings analysis to determine the fair value of client relationships. The value applied to the covenant not-to-compete
was based on an income approach using a “with or without” analysis of this covenant in place. The trade name and technology were valued using the income approach — relief from royalty method. All identifiable intangibles are considered level 3 inputs under the fair value measurement and disclosure guidance.
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
The following reflects the Company’s unaudited pro forma results had the results of AmberLeaf been included from January 1, 2020 for all periods presented:

	Years Ended December 31,
	2022	2021	2020
	(Amounts in thousands, except per share data)
Revenue	$242,338	$222,012	$202,842
Net income	$8,712	$12,221	$10,594
Earnings per share — diluted	$.72	$1.02	$.89
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
A reconciliation of the beginning and ending amounts of goodwill by operating segment for the three years ended December 31, 2022 is as follows:

	Years Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
IT Staffing Services:
Beginning balance	$8,427	$8,427	$8,427
Goodwill recorded	—	—	—
Impairment	—	—	—

Ending balance	$8,427	$8,427	$8,427

	Years Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Data and Analytics Services:
Beginning balance	$24,083	$24,083	$17,679
Goodwill recorded	—	—	6,404
Impairment	—	—	—

Ending balance	$24,083	$24,083	$24,083

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of December 31, 2022 and 2021:

	As of December 31, 2022
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$5,027	$2,972
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—

Data and Analytics Services:
Client relationships	12	19,641	8,140	11,501
Covenant-not-to-compete	5	1,201	959	242
Trade name	5	1,711	1,441	270
Technology	7	1,979	1,191	788

Total Intangible Assets		$33,099	$17,326	$15,773

	As of December 31, 2021
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$4,361	$3,638
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—

Data and Analytics Services:
Client relationships	12	19,641	6,503	13,138
Covenant-not-to-compete	5	1,201	788	413
Trade name	5	1,711	1,211	500
Technology	7	1,979	908	1,071

Total Intangible Assets		$33,099	$14,339	$18,760

Amortization expense for the years ended December 31, 2022, 2021 and 2020 totaled $3.0 mi llion, $3.2 mill
ion and $2.8 million, respectively and is included in selling, general and administrative expenses in the Consolidated Statement of Operations.
The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2023 through 2027 is as follows:

	Years Ended December 31,
	2023	2024	2025	2026	2027
	(Amounts in thousands)
Amortization expense	$2,772	$2,693	$2,553	$2,413	$2,025

5.	Cash and Cash Equivalents
The Company had cash and cash equivalents consisting of cash balances on hand and money market funds that totaled $7.1 million at December 31, 2022 and $6.6 million at December 31, 2021. There were no restrictions on the Company’s cash balances during the periods presented.

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
Amounts borrowed under the Term Loan were required to be repaid in consecutive quarterly installments of $1.1 million through and including the maturity date of October 1, 2024. In August 2022, the Company prepaid $7.6 million of the outstanding term loan with excess cash balances. The final term loan payment was made on January 3, 2023 taking the outstanding balance to zero.
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
The Company pledged substantially all of its assets in support of the Credit Agreement. The credit agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the credit agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of December 31, 2022, the Company was in compliance with all provisions under the facility.
In connection with securing the commitments under the Credit Agreement and the April 20, 2018, October 1, 2020 and December 29, 2021 amendments to the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $975,000, which were capitalized and are being amortized as interest expense over the life of the facility. Deferred financing costs of $293,000 and $366,000 (net of amortization) as of December 31, 2022 and December 31, 2021, respectively, are presented as long-term assets in the Company’s Consolidated Balance Sheets.

As of December 31, 2022 and 2021, the Company’s outstanding borrowings under the Revolver totaled $
0
million and $
0
million, respectively; and unused borrowing capacity available was approximately $31.8 million and $32.4 million, respectively. The Company’s outstanding borrowings under the term loan were $1.1 million and $13.1 million at December 31, 2022 and 2021, respectively.

7.	Leases
The Company rents certain office facilities and equipment under noncancelable operating leases. As of December 31, 2022, approximately 96,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All of our leases are classified as operating leases. The average initial lease term is five years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from one year to 4.3 years with a weighted average remaining term of 3.3 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
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
The following table summarizes the balance sheet classification of the lease assets and related lease liabilities:

	December 31, 2022	December 31, 2021

	(in thousands)
Assets:
Long-term operating lease right-of-use assets	$3,886	$4,894

Liabilities:
Short-term operating lease liability	$1,504	$1,479
Long-term operating lease liability	2,294	3,706

Total Liabilities	$3,798	$5,185

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of December 31, 2022
(in thousands)
2023	$1,618
2024	943
2025	676
2026	660
2027	156
Thereafter	0

Total	$4,053
Less: Imputed interest	(255)

Present value of operating lease liabilities	$3,798

The weighted average discount rate used to calculate the present value of future lease payments was 3.9%.
We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the years ended December 31, 2022, 2021 and 2020 totaled $1.7 million, $1.8 million and $1.6 million, respectively.
Total cash paid for lease liabilities for the years ended December 31, 2022, 2021 and 2020 totaled $1.7 million, $1.5 million and $1.7 million, respectively.
New leases entered into during the years ended December 31, 2022, 2021 and 2020 totaled $0.5 million, $3.1 million and $0.2 million, respectively. New leases are considered non-cash
transactions.

8.	Long-Term Payroll Tax Liability
As allowed under the Coronavirus Aid, Relief and Economic Security (CARES) Act, the Company elected to defer payment of $4.6 million of the employer’s share of social security tax. The Company paid $2.3 million of the deferred amount in December 2022 and $2.3 million in December 2021. As of December 31, 2022 and 2021, the balance, reflected as part of current liabilities under the caption accrued payroll and related costs, is $0 and $2.3 million, respectively.

9.	Commitment and Contingencies
In December 2022, the Company received a demand letter from the attorney of a former employee who resigned from his employment with the Company in November 2022. Among other allegations in the letter, this former employee has asserted various employment-related claims against the Company, including a claim of wrongful termination. No lawsuit has been filed to date, and the parties currently plan to proceed to mediation in an attempt to reach a resolution. Due in part to the preliminary nature of this matter, the Company cannot reasonably estimate a possible loss, or range of loss, in connection with this matter. The Company disputes this former employee’s allegations, and management does not believe that the ultimate outcome of this matter is likely to have a material adverse effect on the Company’s financial position or cash flows, although the resolution of this matter in any fiscal period may have a material adverse effect on the Company’s results of operations for that period.
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
The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S.-based salaried and
W-2
employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. The Company did not
provide for any matching contributions for the three-years ended December 31, 2022.

11.	Stock-Based Compensation
Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 4,900,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. As of December 31, 2022, the Company had 4,234,000 outstanding and/or exercised stock options, 260,000 vested performance shares and 280,000 outstanding and/or released restricted stock units that were issued under the Plan. Thus, as of December 31, 2022, the Company has 126,000 shares available for future grants under the Plan.
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
Following is a summary of the Company’s stock option activity for the three years ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2019	1,721,000	$5.52
Granted	800,000	15.49
Exercised	(305,000)	4.36
Cancelled / forfeited	(207,000)	8.04

Outstanding at December 31, 2020	2,009,000	9.40
Granted	501,000	17.58
Exercised	(31,000)	7.34
Cancelled / forfeited	(438,000)	13.04

Outstanding at December 31, 2021	2,041,000	10.66
Granted	1,200,000	15.76
Exercised	(113,000)	11.73
Cancelled / forfeited	(802,000)	15.85

Outstanding at December 31, 2022	2,326,000	$11.38

As of December 31, 2022, the Company’s outstanding “in the money” stock options using the year-end
share price of $11.01 had an aggregate intrinsic value of $5.1 million. As of December 31, 2022, the intrinsic value of vested stock options totaled $4.1 million. The total intrinsic value of options exercised during 2022, 2021 and 2020 totaled $777,000, $355,000 and $4.3 million, respectively. The measurement date fair value of stock options vested during 2022, 2021 and 2020 totaled $653,000, $2.1 million and $655,000, respectively.
The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of December 31, 2022:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $4.00	355,000	3.3	$3.56
$4.01 to $8.00	581,000	5.8	6.83
$8.01 to $12.00	—	—	—
$12.01 to $16.00	1,149,000	8.8	14.81
$16.01 to $20.00	241,000	8.8	17.51

	2,326,000	7.2	$11.38

Range of Exercise Prices:	Options Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $4.00	355,000	3.3	$3.56
$4.01 to $8.00	349,000	5.8	6.85
$8.01 to $12.00	—	—	—
$12.01 to $16.00	179,000	7.2	15.49
$16.01 to $20.00	68,000	8.7	17.52

	951,000	5.3	$8.01

Stock options of 1.2 million units were issued during the year ended December 31, 2022, of which 900,000 vest over a four-year period and 300,000 vest over a three-year period. Stock options of 501,000 units were issued during the year ended December 31, 2021, of which 491,000 vest over a four-year period and 10,000 vest over a one-year
period. Stock options of 800,000 units were issued during the year ended December 31, 2020, of which 750,000 vest over a four-year period and 50,000 vest over a one-year
period. The Company used the following average assumptions with respect to the Black-Scholes option pricing model for Mastech Digital stock options issued during 2022, 2021 and 2020.

	Years Ended December 31,
	2022	2021	2020
Stock option grants:
Weighted-average risk-free interest rate	2.7%	0.6%	1.4%
Weighted-average dividend yield	0.0%	0.0%	0.0%
Expected volatility	66.1%	68.3%	52.7%
Expected term (in years)	3.6	3.8	3.9
Weighted-average fair value	$7.83	$8.85	$6.36
Risk-free interest rate
— The risk-free rate for stock options granted during the period was determined by using a U.S. Treasury rate for the period that coincided with the expected term of the options.
Expected dividend yield
— The Company did not contemplate a recurring dividend program. Accordingly, the dividend yield assumption used was 0.0%.
Expected volatility
— Expected volatility was determined based on the historical volatility of Mastech Digital’s common stock.
Expected term
— Mastech Digital’s expected term was based on the exercise history of our employees and the vesting term of our stock options.
Following is a summary of Mastech’s restricted stock activity for the three years ended December 31, 2022:

	Years Ended December 31,
	2022	2021	2020
Beginning outstanding balance	25,059	30,843	33,285
Awarded	13,979	11,955	11,475
Released	(21,234)	(17,739)	(13,917)
Forfeited	—	—	—

Ending outstanding balance	17,804	25,059	30,843

The aggregate intrinsic value of restricted stock units outstanding at December 31, 2022 was $196,000. The total intrinsic value of restricted shares released during 2022 totaled $366,000.

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
During the year ended December 31, 2022 and December 31, 2021, the Company issued 23,789 and 22,687 shares under the Stock Purchase Plan at an average share of $11.53 and $12.84, respectively. At December 31, 2022, there were 492,565 shares available for purchases under the Plan.
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
Stock-based compensation expense of $2.2 million, $2.2 million and $2.0 million was recognized in the Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020, respectively. The Company has recognized related tax benefits associated with its stock-based compensation arrangements for the years ended December 31, 2022, 2021, and 2020 of $663,000, $622,000, and $590,000, respectively. As of December 31, 2022, the total remaining unrecognized compensation expense related to non-vested
stock options totaled $7.4 million which will be amortized over the weighted-average remaining requisite service period of
2.0
years. The total remaining unrecognized compensation expense related to restricted stock units amounted to $24,000 which will be amortized over the weighted-average remaining requisite service period of 0.1 years.

12.	Income Taxes
The components of income before income taxes as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Income before income taxes:
Domestic	$13,892	$17,117	$11,476
Foreign	(1,401)	(231)	1,157

Income before income taxes	$12,491	$16,886	$12,633

The Company has foreign subsidiaries which generate revenues from foreign clients. Additionally, the Company has foreign subsidiaries which provide services to its U.S. operations. Accordingly, the Company allocates a portion of its income to these subsidiaries based on a “transfer pricing” model and reports such income as foreign in the above table.

The provision for income taxes, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Current provision:
Federal	$2,293	$2,657	$3,044
State	653	713	752
Foreign	178	234	797

Total current provision	3,124	3,604	4,593

Deferred provision (benefit):
Federal	678	873	(1,340)
State	162	233	(327)
Foreign	(433)	(177)	(326)

Total deferred provision (benefit)	407	929	(1,993)

Change in valuation allowance	248	132	172

Total provision for income taxes	$3,779	$4,665	$2,772

The reconciliation of income taxes computed using our statutory U.S. income tax rate and the provision for income taxes for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Years Ended December 31,
(Amounts in thousands)	2022		2021		2020
Income taxes computed at the federal statutory rate	$2,623	21.0%	$3,546	21.0%	$2,653	21.0%
State income taxes, net of federal tax benefit	804	6.4	962	5.7	602	4.7
Excess tax benefits from stock options/restricted shares	56	0.5	(82)	(0.5)	(920)	(7.3)
Charge for global intangible low-taxed income (“GILTI”)	—	—	—	—	(20)	(0.2)
Difference in tax rate on foreign earnings/other	48	0.4	107	0.6	285	2.3
Change in valuation allowance	248	2.0	132	0.8	172	1.4

	$3,779	30.3%	$4,665	27.6%	$2,772	21.9%

The components of the deferred tax assets and liabilities were as follows:

	At December 31,
	2022	2021
	(Amounts in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$126	$112
Accrued vacation and bonuses	342	419
Stock-based compensation expense	1,692	1,274
COVID-19 payroll tax deferment	—	628
Acquisition-related transaction costs	509	540
Net operating losses	559	311

Total deferred tax assets	3,228	3,284

Deferred tax liabilities:
Prepaid expenses	441	233
Depreciation, intangibles and contingent consideration	3,148	3,005

Total deferred tax liabilities	3,589	3,238
Valuation allowance	(559)	(311)

Net deferred tax asset (liability)	$(920)	$(265)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, for the three years ended December 31, 2022 is as follows:

	Years Ended December 31,
(Amounts in thousands)	2022	2021	2020
Unrecognized tax benefits, beginning balance	$—	$—	$20
Additions related to current period	—	—	—
Additions related to prior periods	—	—	—
Reductions related to prior periods	—	—	(20)

Unrecognized tax benefits, ending balance	$—	$—	$—

We evaluate deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. GAAP accounting guidance requires us to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative using a “more likely than not” standard. Our assessment considers, among other things, the nature of cumulative losses; forecast of future profitability; the duration of statutory carry-forward periods and tax planning alternatives. At December 31, 2022, our valuation allowance was comprised of balances within locations of Singapore, Ireland and the United Kingdom. At December 31, 2021, our valuation allowance was comprised of balances within locations of Singapore and the United Kingdom. The valuation allowance balances at these locations totaled $
559
,000, $
311
,000 and $179,000 as of December 31, 2022, 2021 and 2020, respectively, and reflect net operating losses which may not be realizable in the future.
The IRS’s audit of the Company’s 2018 tax return was completed in the third quarter of 2021 with no adjustments to our original filing. The Company’s Canadian subsidiary for years 2018 and 2019 are currently under audit.

13.	Derivative Instruments and Hedging Activities
Interest Rate Risk Management
Concurrent with the Company’s July 13, 2017 borrowings under its credit facility, the Company entered into a 44–month interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. The swap contracts, which matured on April 1, 2021, were designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts were recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these instruments was recorded in other comprehensive income (loss) and was reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affected earnings. Because the interest-rate swap contracts matured, they had no value as of December 31, 2022 and December 31, 2021, therefore there is no balance reflected in the Consolidated Balance Sheets for these periods.
The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (“OCI”) for the year ended December 31, 2022 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income	Location of Gain / (Loss) reclassified in Income on Derivatives	Amount of Gain /(Loss) recognized in Income on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/Amounts excluded from effectiveness testing)
Interest-Rate Swap Contracts	$0	Interest Expense	$0	Interest Expense	$—

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (“OCI”) for the year ended December 31, 2021 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) recognized in OCI on Derivatives	Location of Gain / (Loss) reclassified from Accumulated OCI to Income	Amount of Gain / (Loss) reclassified from Accumulated OCI to Income	Location of Gain / (Loss) reclassified in Income on Derivatives	Amount of Gain /(Loss) recognized in Income on Derivatives
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion/ Amounts excluded from effectiveness testing)
Interest-Rate Swap Contracts	$35	Interest Expense	$34	Interest Expense	$—

14.	Shareholders’ Equity
On February 8, 2023, the Company announced that the Board of Directors authorized a share repurchase program of up to 500,000 shares of the Company’s common stock over a two-year
period. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Board of Directors. Additionally, the Company makes stock purchases from time to time to satisfy employee tax obligations related to its Stock Incentive Plan. During 2022 and 2021, the Company did not purchase any shares to satisfy such employee tax obligations.
At December 31, 2022 and 2021, the Company held 1.6 million shares in its treasury at a cost of approximately $4.2 million.

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
For the years ended December 31, 2022, 2021 and 2020, there were 506,000, 276,000 and 0 anti-dilutive stock options that were excluded from the computation of diluted earnings per share, respectively.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Years Ended December 31,
(Amounts in thousands, except per share data)	2022	2021	2020
Weighted-average shares outstanding:
Basic	11,588	11,436	11,292
Stock options and restricted share units	489	571	658

Diluted	12,077	12,007	11,950

The following table sets forth the computation of basic EPS utilizing net income and the Company’s weighted-average common stock outstanding:

	Years Ended December 31,
(Amounts in thousands, except per share data)	2022	2021	2020
Net income	$8,712	$12,221	$9,861
Basic weighted-average shares outstanding	11,588	11,436	11,292

Basic EPS	$.75	$1.07	$.87

The following table sets forth the computation of diluted EPS utilizing net income and the Company’s weighted-average common stock outstanding plus the weighted-average of stock options, restricted shares and performance shares:

	Years Ended December 31,
(Amounts in thousands, except per share data)	2022	2021	2020
Net income	$8,712	$12,221	$9,861
Diluted weighted-average shares outstanding	12,077	12,007	11,950

Diluted EPS	$.72	$1.02	$.83

16.	Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Foreign Currency Translation Adjustments	Derivative Financial Instruments Designated as Cash Flow Hedges	Total
(in thousands)
Balance at December 31, 2019	$(326)	$(32)	$(358)
(Loss) arising during the period	(187)	(113)	(300)
Reclassification to earnings for gains realized	—	121	121
Income tax (expense)	—	(2)	(2)

Net other comprehensive income (loss) — year 2020	(187)	6	(181)

Balance at December 31, 2020	$(513)	$(26)	$(539)

Gain (Loss) arising during the period	(94)	1	(93)
Reclassification to earnings for gains realized	—	34	34
Income tax (expense)	—	(9)	(9)

Net other comprehensive income (loss) — year 2021	(94)	26	(68)

Balance at December 31, 2021	$(607)	$—	$(607)
(Loss) arising during the period	(948)	—	(948)

Net other comprehensive income (loss) — year 2022	(948)	—	(948)

Balance at December 31, 2022	$(1,555)	$—	$(1,555)

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
In prior periods, the company carried interest-rate swap contracts and contingent consideration liabilities at fair value measured on a recurring basis. At December 31, 2022 and December 31, 2021, the Company did not have any balances in the financial statements related to these items as the swap matured on April 1, 2021 and the contingent consideration was revalued to zero as of December 31, 2021.
In 2020, the Company incurred a $2.9 million contingent consideration liability related to the AmberLeaf acquisition. In 2021, the Company revalued the contingent consideration liability related to the AmberLeaf acquisition after determining that relevant conditions for payment of such liability were not satisfied. The revaluation resulted in a $2.9 million reduction to the contingent consideration liability in 2021, which is reflected in selling and administrative expenses in the Company’s Consolidated Statements of Operations, in Item 8 herein.
The following table provides information regarding changes in the Company’s Level 3 fair values for the contingent consideration liability for the three years ended December 31, 2022:

	Years Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Beginning balance	$—	$2,882	$—
Contingent consideration incurred	—	—	2,882
Payments made	—	—	—
Revaluation	—	(2,882)	—

Ending balance	$—	$—	$2,882

The carrying value of cash and cash equivalents, net accounts receivables and accounts payable and accrued expenses approximates fair value because of their short-term nature. The Company’s outstanding debt was repaid on January 3, 2023 and therefore, its carrying value also approximates fair value.

18.	Business Segments and Geographic Information
Our reporting segments are: 1) Data and Analytics Services; and 2) IT Staffing Services.

The Data and Analytics Services segment was acquired through the July 13, 2017 acquisition of the services division of Canada-based InfoTrellis, Inc. This segment is a project-based consulting services business with specialized capabilities in data management and analytics. The business is marketed as Mastech InfoTrellis and utilizes a dedicated sales team with deep subject matter expertise. Mastech InfoTrellis has offices in Atlanta, Toronto, and London, and a global delivery center in Chennai, India. Project-based delivery reflects a combination of on-site
resources and offshore resources. Assignments are secured on both a time and material and fixed price basis. In October 2020, we acquired AmberLeaf, a Chicago-based customer experience consulting firm. This acquisition expands our capabilities in customer experience strategy and managed services offering for a variety of Cloud-based enterprise application across sales, marketing and customer service organizations.
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
Below are the operating results of our reporting segments:

	Years Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Revenues:
Data and Analytics Services	$40,594	$38,339	$30,226
IT Staffing Services	201,644	183,673	163,875

Total revenues	$242,238	$222,012	$194,101

Gross Margin %:
Data and Analytics Services	41.5%	48.4%	50.5%
IT Staffing Services	23.0%	22.3%	22.1%

Total gross margin %	26.1%	26.8%	26.6%
Segment operating income:
Data and Analytics Services	$3,329	$5,310	$5,455
IT Staffing Services	13,297	12,728	11,388

Subtotal	16,626	18,038	16,843
Amortization of acquired intangible assets	(2,987)	(3,170)	(2,790)
Reserve for cyber-security breach	(450)	—	—
Severance expense	(990)	—	—
Revaluation of contingent consideration liability	—	2,882	—
Acquisition transaction expenses	—	(140)	(650)
Interest expense, FX gains/losses and other, net	292	(724)	(770)

Income before income taxes	$12,491	$16,886	$12,633

Below is a reconciliation of total assets, depreciation and amortization and capital expenditures by segment:

	Total Assets			Depreciation & Amortization			Capital Expenditures
Amounts in thousands	2022	2021	2020	2022	2021	2020	2022	2021	2020
Data and Analytics Services	$54,544	$56,634	$55,792	$2,860	$2,662	$2,245	$756	$1,692	$193
IT Staffing Services	54,335	57,434	46,254	1,335	1,317	1,344	79	203	105

Total	$108,879	$114,068	$102,046	$4,195	$3,979	$3,589	$835	$1,895	$298

Below is geographic information related to our revenues from external customers and fixed assets, net (equipment, enterprise software and leasehold improvements):

	Revenues			Equipment, Enterprise Software and Leasehold Improvements, net
Amounts in thousands	2022	2021	2020	2022	2021	2020
United States	$236,187	$214,379	$189,890	$1,353	$2,221	$1,613
Canada	4,215	4,543	3,603	429	2	7
India and Other	1,836	3,090	608	883	815	351

Total	$242,238	$222,012	$194,101	$2,665	$3,038	$1,971

19.	Related-Par ty Transactions
During the third quarter of 2021 and 2022, we purchased cybersecurity software licenses from CrowdStrike, Inc. for $98,000 each ye
ar. In 2022, we entered into a three-year IT security training program with KnowBe4, Inc. for $14,000 per year. One of our Board members is a Board member of CrowdStrike Inc and KnowBe4, Inc. The purchases were completed as arm’s length transactions.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based upon this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

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

Information required by this Item, not set forth below, is incorporated herein by reference from the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for May 10, 2023, which will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2022 (the “Proxy Statement”) under the headings “Proposal No. 1 — Election of Directors”, “Executive Officers”, “Delinquent Section 16(A) Reports” and “Board Committees and Meetings”.

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

1.     Financial Statements

The following Consolidated Financial Statements of the registrant and its subsidiaries are included on pages 45 to 75 and the reports of Independent Registered Public Accounting Firm are included on pages 43 and 44 in this Annual Report on Form 10-K.

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets — December 31, 2022 and 2021.

Consolidated Statements of Operations — Years ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Comprehensive Income — Years ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Cash Flows — Years ended December 31, 2022, 2021 and 2020.

Notes to Consolidated Financial Statements

2.     Consolidated Financial Statement Schedules

The following Consolidated Financial Statement schedules shown below should be read in conjunction with the Consolidated Financial Statements on pages 45 to 75 in this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or notes thereto.

The following items appear immediately on the following page:

Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020.

3.     Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

MASTECH DIGITAL, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(Amounts in thousands)

	Balance at beginning of period	Charged to expense (credited)	Acquisitions/ Recoveries/ (Write- offs)	Balance at end of period
Allowance for Doubtful Accounts:

Year ended December 31, 2022	$375	$50	$19	$444
Year ended December 31, 2021	413	130	(168)	375
Year ended December 31, 2020	338	—	75	413

Exhibit	(Index Description Exhibit)

2.1	Asset Purchase Agreement, dated July 7, 2017, by and among Mahmood Abbas, Zahid Naeem, Sachin Wadhwa, InfoTrellis Inc. and Mastech InfoTrellis Digital, Ltd., incorporated by reference to Exhibit 2.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

2.2	Asset Purchase Agreement, dated July 7, 2017, by and among Mahmood Abbas, Zahid Naeem, Sachin Wadhwa, InfoTrellis Inc. and Mastech InfoTrellis, Inc., incorporated by reference to Exhibit 2.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

2.3	Share Purchase Agreement, dated July 7, 2017, by and amongst Mastech Digital Data, Inc., 2291496 Ontario Inc., InfoTrellis India Private Limited, Mastech Digital Private Limited and Kumaran Sasikanthan, incorporated by reference to Exhibit 2.3 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

2.4	Share Purchase Agreement, dated October 1, 2020, by and among Mastech Digital Data, Inc., AmberLeaf Partners, Inc., and its shareholders, Lawrence F. Goldman and Don Steffen, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on October 6, 2020

3.1	Amended and Restated Articles of Incorporation of Mastech Digital, Inc., incorporated by reference to Exhibit 3.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on September 12, 2016

3.2	Amended and Restated Bylaws of Mastech Digital, Inc., incorporated by reference to Exhibit 3.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on September 12, 2016

4.1	Form of Common Stock Certificate of Mastech Digital, Inc., incorporated by reference to Exhibit 4.1 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

4.2	Amended and Restated Registration Rights Agreement, dated September 17, 2020, by and among Mastech Digital, Inc., Ashok Trivedi, in his individual capacity and as trustee of the Ashok K. Trivedi Revocable Trust, STP L.P., Edani L.P., Riveda L.P., Sunil Wadhwani, in his individual capacity and as trustee of The Revocable Declaration of Trust of Sunil Wadhwani, Wadhwani Partners No. 1 L.P. and Wadhwani Partners No. 2 L.P., incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on September 22, 2020

4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.3 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 30, 2020

10.1†	Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), effective as of May 14, 2014, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2016

10.2†	Amendment to Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), executed May 18, 2016, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2016

10.3†	Second Amendment to Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), executed May 16, 2018, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 18, 2018

10.4†	Third Amendment to Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), executed May 15, 2019, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 15, 2019

Exhibit	(Index Description Exhibit)

10.5†	Fourth Amendment to Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), executed May 13, 2020, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 18, 2020

10.6	Credit Agreement, dated July 13, 2017, by and among Mastech Digital, Inc., certain subsidiaries of Mastech Digital, Inc., PNC Bank, National Association, as administrative agent, swing loan lender and issuing lender, PNC Capital Markets LLC, as sole lead arranger and sole bookrunner, and certain financial institutions party thereto as lenders, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 19, 2017

10.7	First Amendment to Credit Agreement, dated November 2017, by and among Mastech Digital, Inc., PNC Bank, National Association, as administrative agent and a lender, and certain financial institutions party thereto as lenders, incorporated by reference to Exhibit 10.3 to Mastech Digital, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2018

10.8	Second Amendment to Credit Agreement, dated April 20, 2018, by and among Mastech Digital, Inc., PNC Bank, National Association, as administrative agent and a lender, and certain financial institutions party thereto as lenders, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on April 25, 2018

10.9	Third Amendment to Credit Agreement and Joinder Agreement, dated as of October 1, 2020, by and among Mastech Digital, Inc., Mastech Digital Alliances, Inc., Mastech Digital Resourcing, Inc., Mastech Digital Data, Inc., Mastech InfoTrellis, Inc., Mastech InfoTrellis Digital, Ltd., Mastech Digital Services, Inc., Mastech Digital Solutions, Inc., Mastech Digital Consulting, Inc., Mastech Digital InfoTech, Inc., and AmberLeaf Partners, Inc., PNC Bank, National Association, and certain other financial institutions party thereto as lenders, and PNC Bank, National Association, in its capacity as administrative agent for the lenders thereto, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Amendment No. 1 to Form 8-K, filed with the SEC on October 7, 2020

10.10	Fourth Amendment to Credit Agreement, dated December 29, 2021, by and among Mastech Digital, Inc., PNC Bank, National Association, as administrative agent and a lender, and certain financial institutions party thereto as lenders

10.11	Pledge Agreement, dated July 13, 2017, made by Mastech Digital, Inc. and certain subsidiaries of Mastech Digital, Inc., incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 19, 2017

10.12	Securities Purchase Agreement, dated July 7, 2017, by and between Mastech Digital, Inc. and Ashok Trivedi, as trustee of the Ashok K. Trivedi Revocable Trust, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

10.13	Securities Purchase Agreement, dated July 7, 2017, by and between Mastech Digital, Inc. and Sunil Wadhwani, as trustee of The Revocable Declaration of Trust of Sunil Wadhwani, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

10.14†	Fourth Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and Vivek Gupta, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2019

10.15†	Schedule A-7, dated March 15, 2023, to Fourth Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and Vivek Gupta, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 17, 2023

Exhibit	(Index Description Exhibit)

10.16†	Third Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and John J. Cronin, Jr., incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2019

10.17†	Schedule A-12, dated March 15, 2023, to Third Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and John J. Cronin, Jr., incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 17, 2023

10.18†	Executive Employment Agreement, dated as of March 28, 2022, between Mastech InfoTrellis, Inc., Mastech Digital Data, Inc., and Ganeshan Venkateshwaran, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 30, 2022

10.19†	Amendment to Executive Employment Agreement, dated as of November 1, 2022, between Mastech InfoTrellis, Inc., Mastech Digital Data, Inc., and Ganeshan Venkateshwaran, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on November 4, 2022

10.20†	Executive Employment Agreement, dated as of October 26, 2022, between Mastech InfoTrellis, Inc., Mastech Digital Data, Inc., and Michael Fleishman, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on November 18, 2022

10.21	Lease Agreement, dated April 2, 2014, between PIBP 210 LLP and Mastech Digital, Inc., incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on April 7, 2014

10.22	Lease Deed, made and executed on April 1, 2021, by and between Olympia Tech Park (Chennai) Private Limited and InfoTrellis India Private Limited, , incorporated by reference to Exhibit 10.4 to Mastech Digital, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021

10.23†	Form of Restricted Stock Agreement under the Mastech Digital, Inc. Stock Incentive Plan (as amended and restated), incorporated by reference to Exhibit 10.9 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

10.24†	Form of Non-Qualified Stock Option Agreement under the Mastech Digital, Inc. Stock Incentive Plan (as amended and restated), incorporated by reference to Exhibit 10.10 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

10.25†	Mastech Digital, Inc. 2019 Employee Stock Purchase Plan, executed on May 15, 2019, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 15, 2019

10.26†	Summary of Director Compensation Arrangements

14.1	Mastech Digital, Inc.’s Code of Business Conduct and Ethics, as adopted on September 15, 2016, incorporated by reference to Exhibit 14.1 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

21.1	List of Subsidiaries of Mastech Digital, Inc.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit	(Index Description Exhibit)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Designates the Company’s management contracts or compensation plans or arrangements for its executive officers.
*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 2023.

MASTECH DIGITAL, INC.

/s/ VIVEK GUPTA
Vivek Gupta President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on this 27th day of March, 2023.

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

/s/ VLADIMIR RAK
Vladimir Rak Director