Form 10-Q
period 2023-03-31
Mastech Digital, Inc.
filed 2023-05-12
CIK 1437226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2023 was 11,651,262.

MASTECH DIGITAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$55,063	$59,755
Cost of revenues	41,581	43,823

Gross profit	13,482	15,932
Selling, general and administrative expenses	12,950	12,625

Income from operations	532	3,307
Interest income (expense), net	4	(114)
Other income (expense), net	(57)	54

Income before income taxes	479	3,247
Income tax expense	218	915

Net income	$261	$2,332

Earnings Per Share:
Basic	$.02	$.20

Diluted	$.02	$.19

Weighted average common shares outstanding:
Basic	11,638	11,509

Diluted	12,054	12,035

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$261	$2,332
Other comprehensive income (loss):
Foreign currency translation adjustments	5	(147)

Total other comprehensive gain (loss), net of taxes	5	(147)

Total comprehensive income	$266	$2,185

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$9,097	$7,057
Accounts receivable, net of allowance for uncollectible accounts of $444 in 2023 and $444 in 2022	31,441	33,603
Unbilled receivables	10,637	8,719
Prepaid and other current assets	3,353	3,795

Total current assets	54,528	53,174
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	2,871	2,790
Enterprise software	4,185	4,185
Leasehold improvements	735	732

	7,791	7,707
Less – accumulated depreciation and amortization	(5,345)	(5,042)

Net equipment, enterprise software, and leasehold improvements	2,446	2,665
Operating lease right-of-use assets, net	3,504	3,886
Deferred financing costs, net	275	293
Non-current deposits	491	578
Goodwill, net of impairment	32,510	32,510
Intangible assets, net of amortization	15,080	15,773

Total assets	$108,834	$108,879

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,100
Accounts payable	4,688	4,475
Accrued payroll and related costs	11,481	11,085
Current portion of operating lease liability	1,470	1,504
Other accrued liabilities	926	1,186
Deferred revenue	412	207

Total current liabilities	18,977	19,557

Long-term liabilities:
Long-term operating lease liability, less current portion	1,974	2,294
Long-term accrued income taxes	105	105
Deferred income taxes	674	920

Total liabilities	21,730	22,876
Commitments and contingent liabilities (Note 6)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 250,000,000 shares authorized and 13,297,682 shares issued as of March 31, 2023 and 13,269,118 shares issued as of December 31, 2022	133	133
Additional paid-in-capital	32,894	32,059
Retained earnings	59,814	59,553
Accumulated other comprehensive income (loss)	(1,550)	(1,555)
Treasury stock, at cost; 1,646,420 shares as of March 31, 2023 and as of December 31, 2022	(4,187)	(4,187)

Total shareholders’ equity	87,104	86,003

Total liabilities and shareholders’ equity	$108,834	$108,879

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2022	$133	$32,059	$59,553	$(4,187)	$(1,555)	$86,003
Net income	—	—	261	—	—	261
Other comprehensive gain, net of taxes	—	—	—	—	5	5
Stock-based compensation expense	—	835	—	—	—	835

Balances, March 31, 2023	$133	$32,894	$59,814	$(4,187)	$(1,550)	$87,104

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2021	$131	$28,250	$50,841	$(4,187)	$(607)	$74,428
Net income	—	—	2,332	—	—	2,332
Other comprehensive (loss), net of taxes	—	—	—	—	(147)	(147)
Stock-based compensation expense	—	526	—	—	—	526
Stock options exercised	2	891	—	—	—	893

Balances, March 31, 2022	$133	$29,667	$53,173	$(4,187)	$(754)	$78,032

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net income	$261	$2,332
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,014	1,020
Interest amortization of deferred financing costs	18	18
Stock-based compensation expense	835	526
Deferred income taxes, net	(245)	623
Operating lease assets and liabilities, net	12	(76)
Loss on disposition of fixed assets	1	—
Working capital items:
Accounts receivable and unbilled receivables	245	(3,445)
Prepaid and other current assets	452	699
Accounts payable	210	1,288
Accrued payroll and related costs	385	(873)
Other accrued liabilities	(262)	(448)
Deferred revenue	205	(101)

Net cash flows provided by operating activities	3,131	1,563

INVESTING ACTIVITIES:
Recovery of (payment for) non-current deposits	90	84
Capital expenditures	(97)	(730)

Net cash flows (used in) investing activities	(7)	(646)

FINANCING ACTIVITIES:
(Repayments) on term loan facility	(1,100)	(1,100)
Proceeds from exercise of stock options	—	893

Net cash flows (used in) financing activities	(1,100)	(207)

Effect of exchange rate changes on cash and cash equivalents	16	(147)

Net change in cash and cash equivalents	2,040	563
Cash and cash equivalents, beginning of period	7,057	6,622

Cash and cash equivalents, end of period	$9,097	$7,185

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023 AND 2022
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
COVID-19
related concerns were less impactful on our business in 2022. Still, the proliferation of
COVID-19
variants have caused some uncertainty and could continue to disrupt global markets in 2023 and beyond.
Accounting Principles
The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2022, included in our Annual Report on Form
10-K
filed with the SEC on March 27, 2023. Additionally, our operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that can be expected for the year ending December 31, 2023 or for any other period.
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
for the year ended December 31, 2022, for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the three months ended March 31, 2023.

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
We do not sell, lease or otherwise market computer software or hardware, and, essentially, 100% of our revenue is derived from the sale of data and analytics, IT staffing and digital transformation services. We expense sales commissions in the same period in which revenues are realized. These costs are recorded within sales and marketing expenses.
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
The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Three Months Ended March 31,
	2023	2022

	(Amounts in thousands)
Data and Analytics Services Segment
Time-and-material Contracts	$6,701	$6,181
Fixed-price Contracts	2,694	3,971

Subtotal Data and Analytics Services	$9,395	$10,152

	Three Months Ended March 31,
	2023	2022

	(Amounts in thousands)
IT Staffing Services Segment
Time-and-material Contracts	$45,668	$49,399
Fixed-price Contracts	—	204

Subtotal IT Staffing Services	$45,668	$49,603

Total Revenues	$55,063	$59,755

For the three months ended March 31, 2023, the Company had one client (CGI =25.5%) that exceeded 10% of total revenues. For the three months ended March 31, 2022, the Company had one client (CGI =17.8%) that exceeded 10% of total revenues.
The Company’s top ten clients represented approximately 56% and 51% of total revenues for the three months ended March 31, 2023 and 2022, respectively. The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Three Months Ended March 31,
	2023	2022

	(Amounts in thousands)
United States	$53,755	$58,347
Canada	831	1,019
India and other	477	389

Total Revenues	$55,063	$59,755

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
The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of March 31, 2023, and December 31, 2022:

	As of March 31, 2023
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$5,194	$2,805
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	8,548	11,093
Covenant-not-to-compete	5	1,201	981	220
Trade name	5	1,711	1,466	245
Technology	7	1,979	1,262	717

Total Intangible Assets		$33,099	$18,019	$15,080

	As of December 31, 2022
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$5,027	$2,972
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	8,140	11,501
Covenant-not-to-compete	5	1,201	959	242
Trade name	5	1,711	1,441	270
Technology	7	1,979	1,191	788

Total Intangible Assets		$33,099	$17,326	$15,773

Amortization expense for the three months ended March 31, 2023 and 2022 totaled $693,000 and $792,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.
The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2023 through 2027 is as follows:

	Years Ended December 31,
	2023	2024	2025	2026	2027

	(Amounts in thousands)
Amortization expense	$2,772	$2,693	$2,553	$2,413	$2,025

4.	Leases
The Company rents certain office facilities and equipment under non-cancelable
operating leases. As of March 31, 2023, approximately 96,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All of our leases are classified as operating leases. The average initial lease term is 4.9 years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from less than one year to 4 years, with a weighted average of 3.1 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
The following table summarizes the balance sheet classification of the lease assets and related lease liabilities:

	March 31, 2023	December 31, 2022

	(in thousands)
Assets:
Long-term operating lease right-of-use assets	$3,504	$3,886

Liabilities:
Short-term operating lease liability	$1,470	$1,504
Long-term operating lease liability	1,974	2,294

Total Liabilities	$3,444	$3,798

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of March 31, 2023
(in thousands)
2023 (for remainder of year)	$1,219
2024	947
2025	679
2026	663
2027	157
Thereafter	—

Total	$3,665
Less: Imputed interest	(221)

Present value of operating lease liabilities	$3,444

The weighted average discount rate used to calculate the present value of future lease payments was 3.8%.
We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the three months ended March 31, 2023 and 2022 totaled $0.4 million and $0.4 million, respectively.
Total cash paid for lease liabilities for the three months ended March 31, 2023 and 2022 totaled $0.4 million and $0.4 million, respectively.
New leases entered into during the three months ended March 31, 2023 and 2022 totaled $0 and $0.5 million, respectively, and are considered non cash transactions.

5.	Payroll Tax Liability
As allowed under the Coronavirus Aid, Relief and Economic Security (CARES) Act, the Company elected to defer payment of $4.6 million of the employer’s share of social security tax. The Company paid $2.3 million of the deferred amount in December 2022 and $2.3 million in December 2021. Therefore, there is no balance reflected in the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

6.	Commitments and Contingencies
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
provide for any matching contributions for the three months ended March 31, 2023 and 2022.

8.	Stock-Based Compensation
In 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 4,900,000 shares of the Company’s Common Stock shall be allocated for issuance to directors, officers and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three months ended March 31, 2023, the Company granted 19,924 restricted share units and 100,000 stock options at a strike price of $11.53 under the Plan. During the three months ended March 31, 2022, the Company granted restricted share units of 11,304 and 400,000 stock options at an average strike price of $18.41. As of March 31, 2023 there were 30,000 shares available for grants under the Plan.
Stock-based compensation expense for the three months ended March 31, 2023 and 2022 was $835,000 and $526,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the three months ended March 31, 2023 and 2022, the Company issued 17,804 and 90,933 shares, respectively, related to the grant of restricted share units and the exercise of stock options.

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
The Company’s eligible full-time employees are able to contribute up to 15% of their base compensation into the Employee Stock Purchase Plan, subject to an annual limit of $25,000. Employees are able to purchase Company Common Stock at a 15% discount to the lower of the fair market value of the Company’s Common Stock on the initial or final trading dates of each six-month
offering period. Offering periods begin on January 1 and July 1 of each year. The Company uses the Black-Scholes option pricing model to determine the fair value of Employee Stock Purchase Plan share-based payments. The fair value of the six-month
“look-back” option in the Company’s Employee Stock Purchase Plan is estimated by adding the fair value of 15% of one share of stock to 85% of the fair value of an option on one share of stock. The Company utilized U.S. Treasury yields as of the grant date for its risk-free interest rate assumption, matching the Treasury yield terms to the six-month
offering period. The Company utilized historical company data to develop its dividend yield and expected volatility assumptions.
During the three months ended March 31, 2023 and 2022, there were no shares issued under the Employee Stock Purchase Plan. As of March 31, 2023, there were 492,565 shares available for purchases under the Employee Stock Purchase Plan.

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
The Company pledged substantially all of its assets in support of the Credit Agreement. The credit agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the credit agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of March 31, 2023, the Company was in compliance with all provisions under the facility.

In connection with securing the commitments under the Credit Agreement and the April 20, 2018, October 1, 2020 and December 29, 2021 amendments to the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $975,000, which were capitalized and are being amortized as interest expense over the life of the facility. Deferred financing costs of $275,000 and $293,000 (net of amortization) as of March 31, 2023 and December 31, 2022, respectively, are presented as long-term assets in the Company’s Consolidated Balance Sheets.
As of March 31, 2023 and December 31, 2022, the Company’s outstanding borrowings under the Revolver totaled $0 and $0, respectively; and unused borrowing capacity available was approximately $31.5 million and $31.8 million, respectively. The Company’s outstanding borrowings under the term loan were $0 and $1.1 million at March 31, 2023 and December 31, 2022, respectively.

10.	Income Taxes
The components of income before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
	2023	2022

	(Amounts in thousands)
Income before income taxes:
Domestic	$2,080	$3,315
Foreign	(1,601)	(68)

Income before income taxes	$479	$3,247

The Company has foreign subsidiaries which generate revenues from
non-U.S.-based
clients. Additionally, these subsidiaries provide services to the Company’s U.S. operations. Accordingly, the Company allocates a portion of its income to these subsidiaries based on a “transfer pricing” model and reports such income as foreign in the above table.
The provision for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
	2023	2022

	(Amounts in thousands)
Current provision:
Federal	$711	$98
State	170	25
Foreign	(446)	86

Total current provision	435	209

Deferred provision (benefit):
Federal	(248)	542
State	(60)	137
Foreign	62	(56)

Total deferred provision (benefit)	(246)	623

Change in valuation allowance	29	83

Total provision for income taxes	$218	$915

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three months ended March 31, 2023, and 2022 were as follows (amounts in thousands):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
Income taxes computed at the federal statutory rate	$100	21.0%	$682	21.0%
State income taxes, net of federal tax benefit	110	23.0	176	5.4
Excess tax expense (benefits) from stock options/restricted shares	23	4.8	(77)	(2.4)
Difference in tax rate on foreign earnings/other	(44)	(9.2)	51	1.6
Change in valuation allowance	29	6.0	83	2.6

	$218	45.6%	$915	28.2%

We evaluate deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. GAAP accounting guidance requires us to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative using a “more likely than not” standard. Our assessment considers, among other things, the nature of cumulative losses; forecast of future profitability; the duration of statutory carry-forward periods and tax planning alternatives. At March 31, 2023, our valuation allowance was comprised of balances within locations of Singapore, Ireland and the United Kingdom. The valuation allowance balances at these locations totaled $588,000 and $559,000 as of March 31, 2023 and December 31, 2022, respectively, and reflect net operating losses which may not be realizable in the future. In the third quarter of 2022, the Company decided to close the Singapore and Ireland operations.
The Company’s Canadian subsidiary is currently under audit by Revenue Canada for the years 2018 and 2019.

11.	Shareholders’ Equity
On February 8, 2023, the Company announced that the Board of Directors authorized a share repurchase program of up to 500,000 shares of the Company’s common stock over a two-year
period. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Board of Directors. During the three months ended March 31, 2023, the Company did not repurchase any shares of common stock under this program.
Additionally, the Company makes stock purchases from time to time to satisfy employee tax obligations related to its Stock Incentive Plan. The Company did not purchase any shares during the three months ended March 31, 2023 and 2022.

12.	Earnings Per Share
The computation of basic earnings per share is based on the Company’s net income divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.
For the three months ended March 31, 2023, there were 1,390,000 anti-dilutive stock options excluded from the computation of diluted earnings per share. For the three months ended March 31, 2022, there were zero anti-dilutive stock options excluded from the computation of diluted earnings per share.

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

	Three Months Ended March 31,
	2023	2022

	(Amounts in thousands)
Revenues:
Data and Analytics Services	$9,395	$10,152
IT Staffing Services	45,668	49,603

Total revenues	$55,063	$59,755

Gross Margin %:
Data and Analytics Services	38.5%	45.2%
IT Staffing Services	21.6%	22.9%

Total gross margin %	24.5%	26.7%

Segment operating income:
Data and Analytics Services	$(680)	$972
IT Staffing Services	1,905	3,127

Subtotal	1,225	4,099
Amortization of acquired intangible assets	(693)	(792)
Interest expense, FX gains/losses and other, net	(53)	(60)

Income before income taxes	$479	$3,247

Below is a reconciliation of segment total assets to consolidated total assets:

	March 31, 2023	December 31, 2022

	(Amounts in thousands)
Total assets:
Data and Analytics Services	$53,571	$54,544
IT Staffing Services	55,263	54,335

Total assets	$108,834	$108,879

Below is geographic information related to our revenues from external customers:

	Three Months Ended March 31,
	2023	2022

	(Amounts in thousands)
United States	$53,755	$58,347
Canada	831	1,019
India and Other	477	389

Total revenues	$55,063	$59,755

14.	Recently Issued Accounting Standards
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board issued ASU
2021-08,
“Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. The amendments in this ASU require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, as if it had originated the contracts as of the acquisition date. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2022. We adopted this ASU on January 1, 2023 with no material impact on our financial statements.
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

You should read the following discussion in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2022, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 27, 2023.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about future events, future performance, plans, strategies, expectations, prospects, competitive environment and regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words, “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend” or the negative of these terms or similar expressions in this quarterly report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors”, “Forward-Looking Statements” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update forward-looking statements and the estimates and assumptions associated with them, after the date of this quarterly report on Form 10-Q, except to the extent required by applicable securities laws.

Website Access to SEC Reports:

The Company’s website is www.mastechdigital.com. The Company’s Annual Report on Form 10-K for the year ended December 31, 2022, current reports on Form 8-K and all other reports filed with the SEC, are available free of charge on the Investors page. The website is updated as soon as reasonably practical after such reports are filed electronically with the SEC.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the three months ended March 31, 2023.

Employment-Related Claims Against the Company

In December 2022, the Company received a demand letter from the attorney of a former employee who resigned from his employment with the Company in November 2022. Among other allegations in the letter, this former employee has asserted various employment-related claims against the Company, including a claim of wrongful termination. No lawsuit has been filed to date, and the parties currently plan to proceed to mediation in an attempt to reach a resolution. Due in part to the preliminary nature of this matter, the Company cannot reasonably estimate a possible loss, or range of loss, in connection with this matter. The Company disputes this former employee’s allegations, and management does not believe that the ultimate outcome of this matter is likely to have a material adverse effect on the Company’s financial position or cash flows, although the resolution of this matter in any fiscal period may have a material adverse effect on the Company’s results of operations for that period. During the quarter ended March 31, 2023, the Company incurred approximately $400,000 of professional services fees related to this matter. This expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

Both business segments provide their services across various industry verticals, including financial services, government, healthcare, manufacturing, retail, technology telecommunications and transportation. In our Data and Analytics Services segment, we evaluate our revenues and gross profits largely by service line. In our IT Staffing Services segment, we evaluate our revenues and gross profits largely by sales channel responsibility. This analysis within both our reporting segments is multi-purposed and includes technologies employed, client relationships, and geographic locations.

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

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general North American economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and/or a slowing global economy, demand for our services tends to decline. As the economy slowed in 2007 and recessionary conditions emerged in 2008 and 2009, we experienced less demand for our IT staffing services. With economic expansion during the period from 2010 through 2019, activity levels improved. However, as the recovery strengthened, we experience increased tightness in the supply-side (skilled IT professionals) of our businesses. These supply-side challenges pressured resource costs and, to some extent, gross margins. As we entered 2020, we were encouraged by continued growth in the domestic job markets and expanding U.S. and global economies. However, with the COVID-19 pandemic surfacing in the first quarter of 2020, we realized the economic growth would quickly turn into recessionary conditions, which had a material impact on activity levels in both of our business segments. In 2021, we were encouraged by the global rollout of vaccination programs and signs of economic improvement, however, the proliferation of COVID-19 variants has caused some uncertainty and disruption in the global markets. In 2022, COVID-19-related concerns seemed to subside, however, increased inflation, expanding interest rates and concerns about a possible recession created much uncertainty and impacted demand for our services in the second half of the year. During the first quarter of 2023, economic uncertainty continued to impact our business, particularly in our IT Staffing Services segment, as we experienced a reduced demand from our clients to invest in new projects. Additionally, it is difficult to predict the impact or duration that these economic pressures may have on our business and results of operations in future quarters.

In addition to tracking general economic conditions in the markets that we service, a large portion of our revenues is generated from a limited number of clients (see Item 1A, the Risk Factor entitled “Our revenues are highly concentrated, and the loss of a significant client would adversely affect our business and revenues” in our Annual Report on Form 10-K for the year ended December 31, 2022). Accordingly, our trends and outlook are additionally impacted by the prospects and well-being of these specific clients. This “account concentration” factor may result in our results of operations deviating from the prevailing economic trends from time to time.

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

Within our Data and Analytics Services segment, many customers are satisfying their data and analytics needs using a holistic approach. This often results in the customer using one vendor partner rather than multiple vendors. We have responded to this trend by establishing a service offering called “Center of Excellence,” which bundles a customer’s total requirements under a multi-year contract. This concept allows us to better understand the customer’s longer-term strategy with respect to data and analytics and effectively address such needs.

Results of Operations for the Three Months Ended March 31, 2023 as Compared to the Three Months Ended March 31, 2022:

Revenues:

Revenues for the three months ended March 31, 2023 totaled $55.1 million compared to $59.8 million for the corresponding three-month period in 2022. This 8% year-over-year revenue decrease reflected a 7% decline in our Data and Analytics Services segment and an 8% decline in our IT Staffing Services segment. For the three months ended March 31, 2023, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 25.5%). For the three months ended March 31, 2022, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 17.8%). The Company’s top ten clients represented approximately 56% and 51% of total revenues for the three months ended March 31, 2023 and 2022, respectively.

Below is a tabular presentation of revenues by reportable segment for the three months ended March 31, 2023 and 2022, respectively:

Revenues (Amounts in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Data and Analytics Services	$9,395	$10,152
IT Staffing Services	45,668	49,603

Total revenues	$55,063	$59,755

Revenues from our Data and Analytics Services segment totaled $9.4 million in the quarter ended March 31, 2023, compared to $10.2 million in the corresponding quarter last year. This decline largely reflects a soft booking performance during the last half of 2022. Bookings during the first quarter of 2023 totaled $8.4 million, which sequentially exceeded fourth quarter 2022 bookings. Additionally, pipeline opportunities and RFP activity significantly increased in the first quarter of 2023, compared to the second half of 2022.

Revenues from our IT Staffing Services segment totaled $45.7 million in the three months ended March 31, 2023, compared to $49.6 million during the corresponding 2022 period. This 8% revenue decline largely reflected a net 84 person decrease in billable consultants during the first quarter of 2023. Billing consultants at March 31, 2023 totaled 1,124-consultants compared to 1,295-consultants at March 31, 2022. Our average bill rate in the first quarter of 2023 for this segment was $80.55 per hour compared to $78.99 per hour in the first quarter of 2022. The increase in average bill rate was due to higher rates on new assignments and is reflective of the types of skill sets that we deployed. Permanent placement / fee revenues were approximately $0.2 million during the quarter ended March 31, 2023, which was $0.4 million lower than our permanent placement performance of a year ago.

Gross Margins:

Gross profits in the first quarter of 2023 totaled $13.5 million, compared to gross profits of $15.9 million in the first quarter of 2022, a 15% year-over-year decrease. Gross profit as a percentage of revenue was 24.5% for the three-month period ending March 31, 2023, compared to 26.7% during the same period of 2022. This 2.2% decrease reflected declines in gross margins from both of our business segments in the 2023 first quarter.

Below is a tabular presentation of gross margin by reporting segment for the three months ended March 31, 2023 and 2022, respectively:

Gross Margin	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Data and Analytics Services	38.5%	45.2%
IT Staffing Services	21.6	22.9

Total gross margin	24.5%	26.7%

Gross margins for our Data and Analytics Services segment were 38.5% during the third quarter of 2023 compared to 45.2% during the first quarter of 2022. The margin decline reflected lower utilization and lower project margins on several long-term assignments due to compensation increases in 2022.

Gross margins for our IT Staffing Services segment were 21.6% in the first quarter of 2023 compared to 22.9% during the corresponding quarter of 2022. This 1.3% reduction was largely due to lower permanent placement fees of $0.4 million and lower utilization rates on several major clients.

Selling, General and Administrative (“SG&A”) Expenses:

Below is a tabular presentation of operating expenses by sales, operations, amortization of acquired intangible assets and general and administrative categories for the three months ended March 31, 2023 and 2022, respectively:

SG&A Expenses (Amounts in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Data and Analytics Services Segment
Sales and Marketing	$1.4	$1.9
Operations	0.5	0.6
Amortization of Acquired Intangible Assets	0.5	0.6
General & Administrative	2.4	1.1

Subtotal Data and Analytics Services	$4.8	$4.2

IT Staffing Services Segment
Sales and Marketing	$2.2	$2.5
Operations	2.5	2.8
Amortization of Acquired Intangible Assets	0.2	0.2
General & Administrative	3.2	2.9

Subtotal IT Staffing Services	$8.1	$8.4

Total SG&A Expenses	$12.9	$12.6

SG&A expenses for the three months ended March 31, 2023 totaled $12.9 million or 23.5% of total revenues, compared to $12.6 million or 21.1% of total revenues for the three months ended March 31, 2022. Excluding amortization of acquired intangible assets in both periods, SG&A expense as a percentage of total revenues would have been 22.1% and 19.7%, respectively.

Fluctuations within SG&A expense components during the first quarter of 2023, compared to the first quarter of 2022, included the following:

•

Sales expense decreased by $0.8 million in the 2023 period compared to the corresponding 2022 period. Approximately $0.5 million related to our Data and Analytics Services segment, which reflected a lower headcount / salaries and lower commissions and bonus accruals. Sales expense in our IT Staffing Services segment decreased by $0.3 million largely due to lower variable compensation expense.

•

Operations expenses decreased by $0.4 million in the 2023 period compared to the corresponding 2022 period. Operations expenses were down $0.1 million in our Data and Analytics Services segment due to lower compensation expenses. In our IT Staffing Services segment operations expenses decreased by $0.3 million and reflected lower recruitment staff and lower variable compensation expenses.

•	Amortization of acquired intangible assets was $0.7 million in 2023 compared to $0.8 million in 2022.

•

General and administrative expenses increased by $1.6 million in the 2023 period compared to the corresponding 2022 period. General and administrative expense in our Data and Analytics Services segment increased by $1.3 million due to higher executive compensation (we did not have a CEO for this segment in place during the first quarter of 2022); higher legal expenses and an increase in leadership staff other than the CEO of this segment. In our IT Staffing Services segment, general and administrative expenses increased by approximately $0.3 million due to higher corporate-related expenses and an increases in travel expenses.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended March 31, 2023 consisted of net interest income of $4,000 and foreign exchange losses of ($57,000). For the three months ended March 31, 2022, Other Income / (Expense) consisted of interest expense of ($114,000) and foreign exchange gains of $54,000. The lower level of interest expense was reflective of us not having any bank debt after making the final term loan payment on our Term Loan in January 2023.

Income Tax Expense:

Income tax expense for the three months ended March 31, 2023 totaled $218,000, representing an effective tax rate on pre-tax income of 45.5%, compared to $915,000 for the three months ended March 31, 2022, which represented a 28.2% effective tax rate on pre-tax income. The higher effective tax rate in the 2023 period largely reflected our tax valuation allowance related to foreign net operating losses (“NOLs”) in the UK and excess tax expense from stock options/restricted shares, as a percentage of our pre-tax income.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

As of March 31, 2023, we had no bank debt, cash balances on hand, of $9.1 million and approximately $31.5 million of borrowing capacity under our existing credit facility.

Historically, we have funded our organic business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. As of March 31, 2023, our accounts receivable “days sales outstanding” (“DSOs”) measurement was 61-days, which was three days lower than at March 31, 2022.

We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility will be adequate to fund our business needs and support the share repurchase program we announced in February 2023 over the next twelve months, absent any acquisition-related activities.

Cash flows provided by (used in) operating activities:

Cash provided by operating activities for the three months ended March 31, 2023 totaled $3.1 million compared to $1.6 million during the three months ended March 31, 2022. Elements of cash flows in the 2023 period were net income of $0.3 million, non-cash charges of $1.6 million, and a decrease in operating working capital levels of $1.2 million. During the three months ended March 31, 2022, elements of cash flow were net income of $2.3 million, non-cash charges of $2.1 million, and an increase in operating working capital levels of ($2.8 million).

Cash flows (used in) investing activities:

Cash (used in) investing activities for the three months ended March 31, 2023 was ($7,000) compared to ($646,000) for the three months ended March 31, 2022. In the 2023 period, investing activities included $97,000 of capital expenditures, partially offset by $90,000 of deposit recoveries. In the 2022 period, investing activities included ($730,000) of capital expenditures, partially offset by $84,000 of deposit recoveries. The increase in capital expenditures in 2022 compared to 2023 reflects expenditures related to the Chennai delivery center in India and the implementation of Oracle Cloud for the Data and Analytics Services segment.

Cash flows provided by (used in) financing activities:

Cash provided by (used in) financing activities for the three months ended March 31, 2023 totaled ($1.1 million) and consisted of our final term-loan debt repayment. Cash provided by (used in) financing activities for the three months ended March 31, 2022 totaled ($0.2 million) and consisted of debt repayments of ($1.1 million), partially offset by proceeds from the exercise of stock options of $0.9 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation:

We do not believe that inflation had a significant impact on our results of operations for the periods presented, although economic uncertainty, including the concerns of our clients and other companies with respect to inflationary conditions in North America and elsewhere, has had and may continue to have an adverse impact on the demand for our services. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and, whenever possible, seek to ensure that billing rates reflect increases in costs due to inflation. However, high levels of inflation may result in higher interest rates which could increase our cost of borrowings.

In addition, refer to “Item 1A. Risk factors” in our 2022 Annual Report on Form 10-K for a discussion about risks that inflation directly or indirectly may pose to our business.

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

Interest Rates

As of March 31, 2023, we had no outstanding borrowings under our Credit Agreement with PNC Bank and certain other financial institution lenders — Refer to Note 9 – “Credit Facility” in the Notes to Condensed Consolidated Financial Statements, included herein.

Currency Fluctuations

The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s subsidiary in Canada is the U.S. dollar because the majority of its revenue is denominated in U.S. dollars. The functional currencies of the Company’s Indian and European subsidiaries are the local currency of the location of such subsidiary. The results of operations of the Company’s Indian and European subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian and European subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Consolidated Statements of Operations, and have not been material for all periods presented. A hypothetical 10% increase or decrease in overall foreign currency rates in the first quarter ended March 31, 2023 would not have had a material impact on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 27, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits

10.1	Schedule A-7, dated March 15, 2023, to Fourth Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and Vivek Gupta, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 17, 2023

10.2	Schedule A-12, dated March 15, 2023, to Third Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and John J. Cronin, Jr., incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 17, 2023

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of May, 2023.

MASTECH DIGITAL, INC.

May 12, 2023	/s/ VIVEK GUPTA
Vivek Gupta Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer
(Principal Financial Officer)