Form 10-Q
period 2023-06-30
Mastech Digital, Inc.
filed 2023-08-10
CIK 1437226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 31, 2023 was 11,596,031.

MASTECH DIGITAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$52,204	$62,117	$107,267	$121,872
Cost of revenues	38,560	45,371	80,141	89,194

Gross profit	13,644	16,746	27,126	32,678
Selling, general and administrative expenses:
Operating expenses	13,372	13,198	26,322	25,823
Employment-related claim, net of recoveries	3,100	—	3,100	—

Total selling, general and administrative expenses	16,472	13,198	29,422	25,823

Income (loss) from operations	(2,828)	3,548	(2,296)	6,855
Interest income (expense), net	80	(127)	84	(241)
Other income (expense), net	(30)	195	(87)	249

Income (loss) before income taxes	(2,778)	3,616	(2,299)	6,863
Income tax expense (benefit)	(605)	1,180	(387)	2,095

Net income(loss)	$(2,173)	$2,436	$(1,912)	$4,768

Earnings (loss) per share:
Basic	$(.19)	$.21	$(.16)	$.41

Diluted	$(.19)	$.20	$(.16)	$.39

Weighted average common shares outstanding:
Basic	11,620	11,607	11,629	11,558

Diluted	11,620	12,110	11,629	12,079

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(2,173)	$2,436	$(1,912)	$4,768
Other comprehensive income (loss):
Foreign currency translation adjustments	(12)	(319)	(7)	(466)

Total other comprehensive (loss), net of taxes	(12)	(319)	(7)	(466)

Total comprehensive income (loss)	$(2,185)	$2,117	$(1,919)	$4,302

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$18,614	$7,057
Accounts receivable, net of allowance for uncollectible accounts of $444 in 2023 and $444 in 2022	22,952	33,603
Unbilled receivables	9,766	8,719
Insurance recovery	2,200	—
Prepaid and other current assets	4,759	3,795

Total current assets	58,291	53,174
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	2,827	2,790
Enterprise software	4,185	4,185
Leasehold improvements	735	732

	7,747	7,707
Less – accumulated depreciation and amortization	(5,604)	(5,042)

Net equipment, enterprise software, and leasehold improvements	2,143	2,665
Operating lease right-of-use assets, net	3,118	3,886
Deferred financing costs, net	256	293
Non-current deposits	512	578
Goodwill, net of impairment	32,510	32,510
Intangible assets, net of amortization	14,387	15,773

Total assets	$111,217	$108,879

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,100
Accounts payable	4,382	4,475
Accrued payroll and related costs	9,949	11,085
Current portion of operating lease liability	1,228	1,504
Employment-related claim liability	6,000	—
Other accrued liabilities	1,480	1,186
Deferred revenue	439	207

Total current liabilities	23,478	19,557

Long-term liabilities:
Long-term operating lease liability, less current portion	1,851	2,294
Long-term accrued income taxes	69	105
Deferred income taxes	480	920

Total liabilities	25,878	22,876
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 250,000,000 shares authorized and 13,304,812 shares issued as of June 30, 2023 and 13,269,118 shares issued as of December 31, 2022	133	133
Additional paid-in-capital	33,886	32,059
Retained earnings	57,641	59,553
Accumulated other comprehensive income (loss)	(1,562)	(1,555)
Treasury stock, at cost; 1,708,781 shares as of June 30, 2023 and 1,646,420 shares as of December 31, 2022	(4,759)	(4,187)

Total shareholders’ equity	85,339	86,003

Total liabilities and shareholders’ equity	$111,217	$108,879

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2022	$133	$32,059	$59,553	$(4,187)	$(1,555)	$86,003
Net income	—	—	261	—	—	261
Other comprehensive gain, net of taxes	—	—	—	—	5	5
Stock-based compensation expense	—	835	—	—	—	835

Balances, March 31, 2023	$133	$32,894	$59,814	$(4,187)	$(1,550)	$87,104

Net (loss)	—	—	(2,173)	—	—	(2,173)
Employee common stock purchases	—	150	—	—	—	150
Other comprehensive (loss), net of taxes	—	—	—	—	(12)	(12)
Stock-based compensation expense	—	842	—	—	—	842
Shares repurchased	—	—	—	(572)	—	(572)

Balances, June 30, 2023	$133	$33,886	$57,641	$(4,759)	$(1,562)	$85,339

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2021	$131	$28,250	$50,841	$(4,187)	$(607)	$74,428
Net income	—	—	2,332	—	—	2,332
Other comprehensive (loss), net of taxes	—	—	—	—	(147)	(147)
Stock-based compensation expense	—	526	—	—	—	526
Stock options exercised	2	891	—	—	—	893

Balances, March 31, 2022	$133	$29,667	$53,173	$(4,187)	$(754)	$78,032

Net income	—	—	2,436	—	—	2,436
Employee common stock purchases	—	199	—	—	—	199
Other comprehensive (loss), net of taxes	—	—	—	—	(319)	(319)
Stock-based compensation expense	—	752	—	—	—	752
Stock options exercised	—	430	—	—	—	430

Balances, June 30, 2022	$133	$31,048	$55,609	$(4,187)	$(1,073)	$81,530

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$(1,912)	$4,768
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	2,026	2,128
Interest amortization of deferred financing costs	37	36
Stock-based compensation expense	1,677	1,278
Deferred income taxes, net	(439)	551
Employment-related claim liability, net of recoveries	3,100	—
Operating lease assets and liabilities, net	22	(223)
Loss on disposition of fixed assets	1	—
Long term accrued income taxes	(36)	—
Working capital items:
Accounts receivable and unbilled receivables	9,605	(7,815)
Prepaid and other current assets	(952)	788
Accounts payable	(97)	1,770
Accrued payroll and related costs	(449)	(990)
Other accrued liabilities	292	(279)
Deferred revenue	232	(75)

Net cash flows provided by operating activities	13,107	1,937

INVESTING ACTIVITIES:
Recovery of (payment for) non-current deposits	70	104
Capital expenditures	(112)	(797)

Net cash flows (used in) investing activities	(42)	(693)

FINANCING ACTIVITIES:
(Repayments) on term loan facility	(1,100)	(2,200)
Proceeds from the issuance of common shares	150	199
Purchase of treasury stock	(572)	—
Proceeds from the exercise of stock options	—	1,323

Net cash flows (used in) financing activities	(1,522)	(678)

Effect of exchange rate changes on cash and cash equivalents	14	(466)

Net change in cash and cash equivalents	11,557	100
Cash and cash equivalents, beginning of period	7,057	6,622

Cash and cash equivalents, end of period	$18,614	$6,722

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022
(Unaudited)

1.	Description of Business and Basis of Presentation:
Basis of Presentation
References in this Quarterly Report on Form
10-Q
to “we”, “our”, “Mastech Digital”, “Mastech” or “the Company” refer collectively to Mastech Digital, Inc. and its wholly owned operating subsidiaries, which are included in these Condensed Consolidated Financial Statements (the “Financial Statements”).
Description of Business
We are a provider of Digital Transformation IT Services to mostly large and medium-sized
organizations.
Our portfolio of offerings includes data management and analytics services, digital learning services and IT staffing services.
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
The
COVID-19
pandemic had a material impact on activity levels in both of our business segments in 2020. This impact was reduced in 2021 because of the global roll-out
of vaccination programs and signs of improving economic conditions.
COVID-19-
related concerns were less impactful on our business in 2022. Still, the proliferation of
COVID-19
variants has caused some uncertainty and could continue to disrupt global markets in 2023 and beyond.
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
filed with the SEC on March 27, 2023. Additionally, our operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that can be expected for the year ending December 31, 2023, or for any other period.
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
for the year ended December 31, 2022, for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the six months ended June 30, 2023.

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
Time-and-material
contracts typically bill at an agreed-upon hourly rate and also require out-of-pocket
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
Each contract the Company enters into is assessed to determine the promised services to be performed and includes identification of the performance obligations required by the contract. In substantially all our contracts, we have identified a single performance obligation for each contract either because the promised services are distinct or the promised services are highly interrelated and interdependent and, therefore, represent a combined single performance obligation.
Our Data and Analytics Services segment provides specialized capabilities in delivering data management and analytics services to its customers. This business offers project-based consulting services in the areas of Master Data Management, Enterprise Data Integration, Data Engineering and Analytics, all of which can be delivered using onsite and offshore resources.
Our IT Staffing Services segment combines technical expertise with business process experience to deliver a broad range of services in digital and mainstream technologies. Our digital technology stack includes data management and analytics, cloud, mobility, social and automation. Our mainstream technologies include business intelligence / data warehousing, web services, enterprise resource planning & customer resource management, and
e-Business
solutions. We work with businesses and institutions with significant IT spend and recurring staffing needs. We also support smaller organizations with their “project focused” temporary IT staffing requirements.
The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Amounts in thousands)		(Amounts in thousands)
Data and Analytics Services Segment
Time-and-material Contracts	$6,438	$6,863	$13,139	$13,044
Fixed-price Contracts	2,335	4,387	5,029	8,358

Subtotal Data and Analytics Services	$8,773	$11,250	$18,168	$21,402

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Amounts in thousands)		(Amounts in thousands)

IT Staffing Services Segment
Time-and-material Contracts	$43,431	$50,867	$89,099	$100,470
Fixed-price Contracts	—	—	—	—

Subtotal IT Staffing Services	$43,431	$50,867	$89,099	$100,470

Total Revenues	$52,204	$62,117	$107,267	$121,872

For the three months ended June 30, 2023, the Company had one client (CGI =24.0%) that exceeded 10% of total revenues. For the six months ended June 30, 2023, the Company had the same one client (CGI = 24.8%) that exceeded
10
% of total revenues. For the three months ended June 30, 2022, the Company had one client (CGI =22.3%) that exceeded 10% of total revenues. For the six months ended June 30, 2022, the Company had the same one client (CGI = 20.1%) that exceeded 10% of total revenues.
The Company’s top ten clients represented approximately 55% and 52% of total revenues for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the Company’s top ten clients represented approximately 55% and 52% of total revenues, respectively. The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Amounts in thousands)		(Amounts in thousands)
United States	$51,265	$60,468	$105,020	$118,815
Canada	701	1,130	1,532	2,149
India and Other	238	519	715	908

Total revenues	$52,204	$62,117	$107,267	$121,872

3.	Goodwill and Other Intangible Assets, net
Goodwill related to our June 15, 2015, acquisition of Hudson Global Resources Management’s U.S. IT staffing business (“Hudson IT”) totaled $8.4 million. Goodwill related to our July 13, 2017, acquisition of the services division of InfoTrellis totaled $27.4 million. During 2018, the Company recorded a goodwill impairment of $9.7 million related to the InfoTrellis acquisition. Goodwill related to our October 1, 2020, acquisition of AmberLeaf totaled $6.4 million.
The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of June 30, 2023, and December 31, 2022:

	As of June 30, 2023
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$5,360	$2,639
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	8,959	10,682
Covenant-not-to-compete	5	1,201	1,003	198
Trade name	5	1,711	1,490	221
Technology	7	1,979	1,332	647

Total Intangible Assets		$33,099	$18,712	$14,387

	As of December 31, 2022
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$5,027	$2,972
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	8,140	11,501
Covenant-not-to-compete	5	1,201	959	242
Trade name	5	1,711	1,441	270
Technology	7	1,979	1,191	788

Total Intangible Assets		$33,099	$17,326	$15,773

Amortization expense for the three and
six-month
periods ended June 30, 2023, totaled $693,000 and $1.4 million, respectively and is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. For the three and six month periods ended June 30, 2022, amortization expense was $792,000 and $1.6 million, respectively.
The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2023, through December 31, 2027, is as follows:

	Years Ended December 31,
	2023	2024	2025	2026	2027

	(Amounts in thousands)
Amortization expense	$2,772	$2,693	$2,553	$2,413	$2,025

4.	Leases
The Company rents certain office facilities and equipment under noncancelable operating leases. As of June 30, 2023, approximately 96,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All our leases are classified as operating leases. The average initial lease term is 4.9 years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from less than one year to 3.8 years, with a weighted average of 3.0 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
The following table summarizes the balance sheet classification of the lease assets and related lease liabilities:

	June 30, 2023	December 31, 2022

	(in thousands)
Assets:
Long-term operating lease right-of-use assets	$3,118	$3,886

Liabilities:
Short-term operating lease liability	$1,228	$1,504
Long-term operating lease liability	1,851	2,294

Total Liabilities	$3,079	$3,798

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of June 30, 2023
(in thousands)
2023 (for remainder of year)	$815
2024	949
2025	682
2026	666
2027	158
Thereafter	—

Total	$3,270
Less: Imputed interest	(191)

Present value of operating lease liabilities	$3,079

The weighted average discount rate used to calculate the present value of future lease payments was 3.7%.
We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the three and six months ended June 30, 2023, totaled $0.4 million and $0.8 million, respectively. Rental expense for the three and six months ended June 30, 2022, totaled $0.5 million and $0.9 million, respectively.
Total cash paid for lease liabilities for the three and six months ended June 30, 2023, totaled $0.4 million and $0.8 million, respectively. Total cash paid for lease liabilities for the three and six months ended June 30, 2022, totaled $0.5 million and $0.9 million, respectively.
New leases entered into during the three and six months ended June 30, 2023, totaled zero dollars. New leases entered into during the three and six months ended June 30, 2022, totaled zero dollars and $0.5 million, respectively.
New leases are considered
non-cash
transactions.

5.	Commitments and Contingencies
In December 2022, the Company received a demand letter from the attorney of a former employee who resigned from his employment with the Company in November 2022. Among other allegations in the letter, this former employee has asserted various employment-related claims against the Company, including a claim of wrongful termination. No lawsuit has been filed to date, and the parties currently are in negotiations to reach a resolution. For the three and six months ended June 30, 2023, the Company incurred $600,000 and $1 million, respectively, of professional service fees related to this matter. Additionally, the Company recorded a $3.1 million loss reserve, net of recoveries in the second quarter of 2023, with respect to an estimated settlement. These expenses are included in Selling, General and Administrative expenses in the Condensed Consolidated Statement of
Operations. Please refer to Note 14 – Subsequent Event for additional information regarding this matter.

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
hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. The Company did not provide for any matching contributions for the three and six months ended June 30, 2023, and 2022.

7.	Stock-Based Compensation
In 2008, the Company adopted a Stock Incentive Plan (as amended from time to time, the “Plan”) which provided that up to 4,900,000 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) should be allocated for issuance to directors, officers and key personnel. On May 10, 2023, the Plan was further amended to increase the number of shares of Common Stock that may be issued pursuant to the Plan by 500,000 shares, to a total of 5,400,000. Grants under the Plan may be made in the form of stock options, stock appreciation rights, performance shares or stock awards.
During the three months ended June 30, 2023, the Company granted zero restricted share units and 25,000 stock options, with a strike price of $10.06, under the Plan. During the three months ended June 30, 2022, the Company granted 2,675 restricted share units and zero stock options under the Plan.
During the six months ended June 30, 2023, the Company granted 19,924 restricted share units and 125,000 stock options, with an average strike price of $11.24, under the Plan. During the six months ended June 30, 2022, the Company granted 13,979 restricted share units and 400,000 stock options, with an average strike price of $18.41, under the Plan. As of June 30, 2023, there were 505,000 shares of Common Stock available for grants under the Plan.
Stock-based compensation expense for the three months ended June 30, 2023 and 2022 was $842,000 and $752,000, respectively, and for the six months ended June 30, 2023, and 2022 was $1.7 million and $1.3 million, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2023, the Company issued zero and 17,804 shares, respectively, related to the grant of restricted share units and the exercise of stock options. During the three and six months ended June 30, 2022, the Company issued 46,765 and 158,932 shares, respectively, related to the grant of restricted share units and the exercise of stock options.
In October 2018, the Board of Directors of the Company approved the Mastech Digital, Inc. 2019 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The Employee Stock Purchase Plan is intended to meet the requirements of Section 423 of the Code and was approved by the Company’s shareholders on May 15, 2019, to be so qualified. Under the Employee Stock Purchase Plan, 600,000 shares of Common Stock (subject to adjustment upon certain changes in the Company’s capitalization) are available for purchase by eligible employees who become participants in the Employee Stock Purchase Plan. The purchase price per share is 85% of the lesser of (i) the fair market value per share of Common Stock on the first day of the offering period, or (ii) the fair market value per share of Common Stock on the last day of the offering period.
The Company’s eligible full-time employees are able to contribute up to 15% of their base compensation into the Employee Stock Purchase Plan, subject to an annual limit of $25,000. Employees are able to purchase shares of Common Stock at a 15% discount to the lower of the fair market value of Common Stock on the initial or final trading dates of each six-month
offering period. Offering periods begin on January 1 and July 1 of each year. The Company uses the Black-Scholes option pricing model to determine the fair value of Employee Stock Purchase Plan share-based payments. The fair value of the six-month “look-back” option in the Company’s Employee Stock Purchase Plan is estimated by adding the fair value of 15% of one share of stock to 85% of the fair value of an option on one share of stock. The Company utilized U.S. Treasury yields as of the grant date for its risk-free interest rate assumption, matching the Treasury yield terms to the six-month
offering period. The Company utilized historical company data to develop its dividend yield and expected volatility assumptions.
During the three and six months ended June 30, 2023, and 2022, there were 17,890 shares and 15,765 shares issued under the Employee Stock Purchase Plan, at a share price of $8.40 and $12.63, respectively. Stock-based compensation expense related to the Stock Purchase Plan for the three months ended June 30, 2023, and 2022 totaled $38,000 and $30,000, respectively. Stock-based compensation expense related to the Stock Purchase Plan for the six months ended June 30, 2023, and 2022 totaled $68,000 and $70,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2023, and 2022. As of June 30, 2023, there were 474,675 shares of Common Stock available for purchases under the Employee Stock Purchase Plan.

8.	Credit Facility
On July 13, 2017, the Company entered into a Credit Agreement (the “Credit Agreement”) with PNC Bank, as administrative agent, swing loan lender and issuing lender, PNC Capital Markets LLC, as sole lead arranger and sole book-runner, and certain financial institution parties thereto as lenders (the “Lenders”). The Credit Agreement, as amended, provides for a total aggregate commitment of $53.1 million, consisting of (i) a revolving credit facility (the “Revolver”) in an aggregate principal amount not to exceed $40 million and (ii) a $13.1 million term loan facility (the “Term Loan), as more fully described in Exhibit 10.1 to the Company’s Form
8-Ks
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
Amounts borrowed under the Term Loan were required to be repaid in consecutive quarterly installments of $1.1 million through and including the maturity date of October 1, 2024. In August 2022, the Company prepaid $7.6 million of the outstanding term loan with excess cash balances. The final term loan payment was made on January 3, 2023, taking the outstanding balance to zero.
Borrowings under the Revolver and the Term Loan, which may be made at the Company’s election, bear interest at either (a) the higher of PNC’s prime rate or the federal funds rate plus 0.50%, plus an applicable margin determined based upon the Company’s senior leverage ratio or (b) the Bloomberg Short-Term Bank Yield Index (“BSBY”), plus an applicable margin determined based upon the Company’s senior leverage ratio. The applicable margin on the base rate is between 0.50% and 1.25% on Revolver borrowings and between 1.75% and 2.50% on Term Loan borrowings. The applicable margin on the BSBY is between 1.50% and 2.25% on Revolver borrowings and between 2.75% and 3.50% on Term Loan borrowings. A 20 to
30-basis
point per annum commitment fee on the unused portion of the Revolver is charged and due monthly in arrears. The applicable commitment fee is determined based upon the Company’s senior leverage ratio.

The Company pledged substantially all of its assets in support of the Credit Agreement. The Credit Agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the Credit Agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of June 30, 2023, the Company was in compliance with all applicable provisions of the Credit Agreement.
In connection with securing the commitments under the Credit Agreement and the April 20, 2018, October 1, 2020, and December 29, 2021, amendments to the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $975,000, which were capitalized and are being amortized as interest expense over the life of the Credit Agreement. Deferred financing costs of $256,000 and $293,000 (net of amortization) as of June 30, 2023, and December 31, 2022, respectively, are presented as long-term assets in the Company’s Consolidated Balance Sheets.
As of June 30, 2023, and December 31, 2022, the Company’s outstanding borrowings under the Revolver totaled zero dollars; and unused borrowing capacity available was approximately $23.9 million and $31.8 million, respectively. The Company’s outstanding borrowings under the Term Loan were zero dollars and $1.1 million at June 30, 2023, and December 31, 2022, respectively.

9.	Income Taxes
The components of income (loss) before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Amounts in thousands)		(Amounts in thousands)
Income (loss) before income taxes:
Domestic	$(5,074)	$3,858	$(2,994)	$7,173
Foreign	2,296	(242)	695	(310)

Income (loss) before income taxes	$(2,778)	$3,616	$(2,299)	$6,863

The Company has foreign subsidiaries which generate revenues from
non-U.S.-based
clients. Additionally, these subsidiaries provide services to the Company’s U.S. operations. Accordingly, the Company allocates a portion of its income (loss) to these subsidiaries based on a “transfer pricing” model and reports such income (loss) as foreign in the above table.
The provision (benefit) for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Amounts in thousands)		(Amounts in thousands)
Current provision (benefit):
Federal	$(894)	$932	$(183)	$1,030
State	(136)	234	34	259
Foreign	591	(35)	145	51

Total current provision (benefit)	(439)	1,131	(4)	1,340

Deferred provision (benefit):
Federal	(154)	(58)	(402)	484
State	(38)	(12)	(98)	125
Foreign	(2)	(2)	60	(58)

Total deferred provision (benefit)	(194)	(72)	(440)	551

Change in valuation allowance	28	121	57	204

Total provision (benefit) for income taxes	$(605)	$1,180	$(387)	$2,095

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision (benefit) for income taxes for the three and six months ended June 30, 2023 and 2022 were as follows (amounts in thousands):

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
Income taxes computed at the federal statutory rate	$(583)	(21.0)%	$759	21.0%
State income taxes, net of federal tax benefit	(182)	(6.5)	210	5.8
Excess tax expense (benefit) from stock options/restricted shares	17	0.6	68	1.9
Difference in income tax rate on foreign earnings/other	115	4.1	22	0.6
Change in valuation allowance	28	1.0	121	3.3

	$(605)	(21.8)%	$1,180	32.6%

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
Income taxes computed at the federal statutory rate	$(483)	(21.0)%	$1,441	21.0%
State income taxes, net of federal tax benefit	(72)	(3.1)	386	5.6
Excess tax expense (benefit) from stock options/restricted shares	40	1.7	(9)	(0.1)
Difference in income tax rate on foreign earnings/other	71	3.1	73	1.0
Change in valuation allowance	57	2.5	204	3.0

	$(387)	(16.8)%	$2,095	30.5%

We evaluate deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. GAAP accounting guidance requires us to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. Our assessment considers, among other things, the nature of cumulative losses, forecast of future profitability, the duration of statutory carry-forward periods and tax planning alternatives. At June 30, 2023, our valuation allowance was comprised of balances within locations of Singapore, Ireland and the United Kingdom. The valuation allowance balances at these locations totaled $616,000 and $559,000 as of June 30, 2023, and December 31, 2022, respectively, and reflect net operating losses which may not be realizable in the future. In the third quarter of 2022, the Company decided to close the Singapore and Ireland operations.
The Company’s Canadian subsidiary is currently under audit by Revenue Canada for the years 2018 and 2019.

10.	Shareholders’ Equity
On February 8, 2023, the Company announced that the Board of Directors authorized a share repurchase program of up to 500,000 shares of Common Stock over a two-year
period. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Board of Directors. During the three and six months ended June 30, 2023, the Company repurchased 62,361 shares of common stock at an average price of $9.15 per share under this program.
Additionally, the Company makes stock purchases from time to time to satisfy employee tax obligations related to the Plan. The Company did not purchase any shares to satisfy employee tax obligations during the six months ended June 30, 2023 and 2022.

11.	Earnings (Loss) Per Share
The computation of basic earnings (loss) per share is based on the Company’s net income (loss) divided by the weighted average number of shares of Common Stock outstanding. Diluted earnings (loss) per share reflect the potential dilution that could occur if outstanding stock options were exercised. The dilutive effect of stock options was calculated using the treasury stock method.
For the three and six months ended June 30, 2023, all stock options and restricted shares were anti-dilutive and excluded from the computation of diluted (loss) per share. For the three and six months ended June 30, 2022, there were 403,000 and 211,000 anti-dilutive stock options excluded from the computation of diluted earnings per share.

12.	Business Segments and Geographic Information
Our reporting segments are: 1) Data and Analytics Services; and 2) IT Staffing Services.

The Data and Analytics Services segment was acquired through the July 13, 2017, acquisition of the services division of Canada-based InfoTrellis, Inc. This segment is a project-based consulting services business with specialized capabilities in data management and analytics. The business is marketed as “Mastech InfoTrellis” and utilizes a dedicated sales team with deep subject matter expertise. Mastech InfoTrellis has offices in Atlanta, Toronto and London, and a global delivery center in Chennai, India. Project-based delivery reflects a combination of on-site
resources and offshore resources. Assignments are secured on both a time and material and fixed price basis. In October 2020, we acquired AmberLeaf, a Chicago-based customer experience consulting firm. This acquisition expanded our capabilities in customer experience strategy and managed services offering for a variety of Cloud-based enterprise application across sales, marketing and customer service organizations.
The IT Staffing Services segment offers staffing services in digital and mainstream technologies, engineering services and uses digital methods to enhance organizational learning. These services are marketed using a common sales force and delivered via our domestic and global recruitment centers. While the vast majority of our assignments are based on time and materials, we do have the capabilities to deliver our digital transformation services on a fixed price basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Amounts in thousands)		(Amounts in thousands)
Revenues:
Data and Analytics Services	$8,773	$11,250	$18,168	$21,402
IT Staffing Services	43,431	50,867	89,099	100,470

Total revenues	$52,204	$62,117	$107,267	$121,872

Gross Margin %:
Data and Analytics Services	45.6%	43.6%	41.9%	44.3%
IT Staffing Services	22.2%	23.3%	21.9%	23.1%

Total gross margin %	26.1%	27.0%	25.3%	26.8%

Segment operating income (loss):
Data and Analytics Services	$(881)	$817	$(1,561)	$1,789
IT Staffing Services	1,846	3,523	3,751	6,650

Subtotal	965	4,340	2,190	8,439
Amortization of acquired intangible assets	(693)	(792)	(1,386)	(1,584)
Employment-related claim, net of recoveries	(3,100)	—	(3,100)	—
Interest expenses, FX gains/losses and other, net	50	68	(3)	8

Income (loss) before income taxes	$(2,778)	$3,616	$(2,299)	$6,863

Below is a reconciliation of segment total assets to consolidated total assets:

	June 30, 2023	December 31, 2022

	(Amounts in thousands)
Total assets:
Data and Analytics Services	$54,012	$54,544
IT Staffing Services	57,205	54,335

Total assets	$111,217	$108,879

Below is geographic information related to our revenues from external customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Amounts in thousands)		(Amounts in thousands)
United States	$51,265	$60,468	$105,020	$118,815
Canada	701	1,130	1,532	2,149
India and Other	238	519	715	908

Total revenues	$52,204	$62,117	$107,267	$121,872

13.	Recently Issued Accounting Standards
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board issued ASU
2021-08,
“Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. The amendments in this ASU require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, as if it had originated the contracts as of the acquisition date. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2022. We adopted this ASU on January 1, 2023, with no material impact on our financial statements.
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

14.	Subsequent Event
On August 4, 2023, the Company and certain of its wholly owned subsidiaries (collectively, the “Company Entities”) entered into a Confidential Agreement and General Release (the “Settlement Agreement”) with the former employee whose attorney submitted the December 2022 demand letter described in Note 5 “Commitments and Contingencies” of the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q. The Settlement Agreement is scheduled to become effective no later than August 12, 2023 and contains mutual general releases of all claims between the Company Entities and this former employee (including a release of all claims asserted in the December 2022 demand letter). Based on the terms of the Settlement Agreement, the Company expects to pay the settlement amount during the third quarter of 2023. The exact terms of the Settlement Agreement are to remain confidential; however, the settlement amount, net of expected recoveries, was fully reserved in the second quarter of 2023 and is included in Selling, General and Administrative expenses in the Condensed Consolidated Statement of Operations included in this quarterly report on Form 10-Q.

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

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the six months ended June 30, 2023.

Employment-Related Claims Against the Company

In December 2022, the Company received a demand letter from the attorney of a former employee who resigned from his employment with the Company in November 2022. Among other allegations in the letter, this former employee has asserted various employment-related claims against the Company, including a claim of wrongful termination. No lawsuit has been filed to date, and the parties currently are in negotiations to reach a resolution. For the three and six months ended June 30, 2023, the Company incurred $600,000 and $1 million, respectively, of professional service fees related to this matter. Additionally, the Company recorded a $3.1 million loss reserve, net of recoveries in the second quarter of 2023 with respect to an estimated settlement. These expenses are included in Selling, General and Administrative expenses in the Condensed Consolidated Statement of Operations. Please refer to Note 14 – Subsequent Event for additional information regarding this matter.

Overview:

We are a provider of Digital Transformation IT Services to mostly large and medium-sized organizations.

Our portfolio of offerings includes data management and analytics services, other digital transformation services, such as digital learning services, and IT Staffing Services.

We operate in two reporting segments – Data and Analytics Services and IT Staffing Services. Our data and analytics services are marketed on a global basis under the brand “Mastech InfoTrellis” and are delivered largely on a project basis with on-site and off-shore resources. These data and analytics capabilities and expertise were acquired through our acquisition of InfoTrellis and enhanced and expanded subsequent to the acquisition. In October 2020, we acquired AmberLeaf Partners, Inc. (“AmberLeaf”), a Chicago-based customer experience consulting firm. This acquisition enhanced our capabilities in customer experience strategy and managed services offerings for a variety of Cloud-based enterprise applications across sales, marketing and customer services organizations. Our IT staffing business combines technical expertise with business process experience to deliver a broad range of staffing services in digital and mainstream technologies, as well as other digital transformation services.

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

Data and Analytics:

We provide information regarding our new bookings in our Data and Analytics Services segment, which represents the estimated value of client engagements, including those acquired through acquisitions, as well as renewals and extensions to existing contracts, because we believe doing so provides useful trend information regarding changes in the volume of our new business over time. New bookings can vary significantly quarter to quarter, depending, in part, on the timing of the signing of a small number of large engagements. Among other factors, the types of services and solutions to be delivered, the duration of the engagement and the pace and level of client spending impact the timing of the conversion of new bookings to revenues. In addition, substantially all of our contracts are terminable by the client on short notice, with little or no termination penalties. Information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. New bookings involve estimates and judgments. There are no third-party standards or requirements governing the calculation of bookings. We do not update our new bookings for material subsequent terminations or reductions related to bookings originally provided in prior periods.

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general North American economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and/or a slowing global economy, demand for our services tends to decline. As the economy slowed in 2007 and recessionary conditions emerged in 2008 and 2009, we experienced less demand for our IT Staffing Services. With economic expansion during the period from 2010 through 2019, activity levels improved. However, as the recovery strengthened, we experience increased tightness in the supply-side (skilled IT professionals) of our businesses. These supply-side challenges pressured resource costs and, to some extent, gross margins. As we entered 2020, we were encouraged by continued growth in the domestic job markets and expanding U.S. and global economies. However, with the COVID-19 pandemic starting in the first quarter of 2020, we realized the economic growth would quickly turn into recessionary conditions, which had a material impact on activity levels in both of our business segments. In 2021, we were encouraged by the global rollout of vaccination programs and signs of economic improvement, however, the proliferation of COVID-19 variants has caused further uncertainty and disruption in the global markets. In 2022, COVID-19-related concerns seemed to subside, however, increased inflation, expanding interest rates and concerns about a possible recession created much uncertainty and adversely impacted demand for our services in the second half of the year. During the first half of 2023, economic uncertainty continued to impact our businesses, particularly in our IT Staffing Services segment, as we experienced reduced demand from our clients and prospective clients, largely in the financial services industry. Additionally, it is difficult to predict the impact or duration that these economic pressures may have on our businesses and results of operations in future quarters.

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

Within our IT Staffing Services segment, a larger portion of our revenues has come from strategic relationships with systems integrators and other staffing organizations. Additionally, many large end users of IT staffing services are employing managed service providers to manage their contractor spending. Both of these dynamics may pressure our staffing gross margins in the future.

Recent growth in advanced technologies (social, cloud, analytics, mobility, automation) is providing opportunities within our IT Staffing Services segment. However, supply side challenges have proven to be acute with respect to many of these technologies. We believe these challenges will remain in the remainder of 2023.

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

Results of Operations for the Three Months Ended June 30, 2023 as Compared to the Three Months Ended June 30, 2022:

Revenues:

Revenues for the three months ended June 30, 2023 totaled $52.2 million, compared to $62.1 million for the corresponding three month period in 2022. This 16% year-over-year revenue decrease reflected a 22% decline in our Data and Analytics Services segment and a 15% decline in our IT Staffing Services segment. For the three months ended June 30, 2023, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 24.0%). For the three months ended June 30, 2022, the Company had the same one client with revenues in excess of 10% of total revenues (CGI = 22.3%). The Company’s top ten clients represented approximately 55% and 52% of total revenues for the three months ended June 30, 2023 and 2022, respectively.

Below is a tabular presentation of revenues by reportable segment for the three months ended June 30, 2023 and 2022, respectively:

Revenues (Amounts in millions)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Data and Analytics Services	$8.8	$11.2
IT Staffing Services	43.4	50.9

Total revenues	$52.2	$62.1

Revenues from our Data and Analytics Services segment totaled $8.8 million in the second quarter ended June 30, 2023, compared to $11.2 million in the corresponding period last year. The year-over-year decline of 22% reflected spending reductions on several existing projects and soft bookings during the second half of 2022 and first quarter of 2023. New bookings in the second quarter of 2023 totaled $10.1 million, which were $1.7 million higher than the previous quarter.

Revenues from our IT Staffing Services segment totaled $43.4 million in the three months ended June 30, 2023, compared to $50.9 million during the corresponding 2022 period. This 15% decrease reflected lower demand for our services, particularly with respect to financial services clients, which resulted in a decline of 83 billable consultants during the 2023 second quarter. Billable consultants at June 30, 2023 totaled 1,041-consultants compared to 1,344-consultants one year earlier. Our average bill rate during the second quarter of 2023 was $76.76 per hour compared to $80.15 per hour in the corresponding 2022 quarter. The decrease in average bill rate was due to lower rates on new assignments during the first half of 2023 and was reflective of the types of skill sets that we deployed. Permanent placement / fee revenues were approximately $0.2 million during the 2023 second quarter, which were $0.3 million lower than in the corresponding 2022 quarter.

Gross Margins:

Gross profits in the second quarter of 2023 totaled $13.6 million, compared to the second quarter of 2022 gross profits of approximately $16.7 million. Gross profit as a percentage of revenue was 26.1% for the three-month period ended June 30, 2023, compared to 27.0% during the same period of 2022. This 90-basis point decline in gross margins reflected lower margins in our IT Staffing Services segment.

Below is a tabular presentation of gross margin by reporting segment for the three months ended June 30, 2023 and 2022, respectively:

Gross Margin	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Data and Analytics Services	45.6%	43.6%
IT Staffing Services	22.2	23.3

Total gross margin	26.1%	27.0%

Gross margins from our Data and Analytics Services segment were 45.6% of revenues during the second quarter of 2023, which represented an increase of 200-basis points compared to the second quarter of 2022. The margin improvement reflected higher utilization in the 2023 quarter compared to the second quarter of 2022.

Gross margins from our IT Staffing Services segment were 22.2% in the second quarter of 2023 compared to 23.3% during the corresponding quarter of 2022. This 110-basis point decline was due to lower permanent placement fees and higher medical claims related to our self-insured healthcare program.

Selling, General and Administrative (“SG&A”) Expenses:

Below is a tabular presentation of operating expenses by sales, operations, amortization of acquired intangible assets, the employment-related claim, net of recoveries and general and administrative categories for the three months ended June 30, 2023 and 2022, respectively:

SG&A Expenses (Amounts in millions)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Data and Analytics Services Segment
Sales and Marketing	$2.0	$1.8
Operations	0.4	0.7
General & Administrative	2.5	1.6

Subtotal Data and Analytics Services	$4.9	$4.1

IT Staffing Services Segment
Sales and Marketing	$2.2	$2.4
Operations	2.1	2.9
General & Administrative	3.5	3.0

Subtotal IT Staffing Services	$7.8	$8.3

Amortization of Acquired Intangible Assets	$0.7	$0.8
Employment-related Claim, net of Recoveries	3.1	—

Total SG&A Expenses	$16.5	$13.2

SG&A expenses for the three months ended June 30, 2023, totaled $16.5 million or 31.6% of total revenues, compared to $13.2 million or 21.2% of total revenues for the three months ended June 30, 2022. Excluding the employment-related claim, net of recoveries in the 2023 period and the amortization of acquired intangible assets in both periods, SG&A expense as a percentage of total revenues would have been 24.3% and 20.0%, respectively.

Fluctuations within SG&A expense components during the second quarter of 2023, compared to the second quarter of 2022, included the following:

•

Sales expense was flat in the 2023 period compared to the corresponding 2022 period. An increase of $0.2 million related to our Data and Analytics Services segment, which reflected additional staff in the sales organization. Sales expense in our IT Staffing Services segment decreased by $0.2 million, largely due to lower commissions, bonuses and other variable expenses.

•

Operations expense decreased $1.1 million in the 2023 period compared to the corresponding 2022 period. In our Data and Analytics Services segment operating expense decreased by $0.3 million due to staff reductions. In our IT Staffing Services segment operating expense declined by $0.8 million due to staff decreases and lower variable expenses related to the lower revenues.

•

General and administrative expense increased by $1.4 million in the 2023 period compared to the corresponding 2022 period. General and administrative expense in our Data and Analytics Services segment increased by $0.9 million due to executive leadership staff increases and higher professional services fees of $0.6 million. In our IT Staffing Services segment, general and administrative expense increased by $0.5 million due to higher corporate-related expenses, an increase in travel expense and increases in cyber-security spend.

•	Amortization of acquired intangible assets was $0.7 million in the 2023 period versus $0.8 in the corresponding 2022 period.

•	Employment-related claim, net of recoveries totaled $3.1 million in the 2023 period compared to no expense in the second quarter of 2022.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended June 30, 2023, consisted of interest income of $80,000 and foreign exchange losses of ($30,000). For the three months ended June 30, 2022, Other Income / (Expense) consisted of interest expense of ($127,000) and foreign exchange gains of $195,000. The lower level of interest expense was reflective of not having any bank debt outstanding after making the final term loan payment on our Term Loan in January 2023.

Income Tax Expense (Benefit):

Income tax expense (benefit) for the three months ended June 30, 2023, totaled ($605,000), representing an effective tax rate on pre-tax (loss) of (21.8%), compared to $1.2 million for the three months ended June 30, 2022, which represented a 32.6% effective tax rate on pre-tax income. The lower effective tax rate on 2023’s pre-tax loss largely reflected our tax valuation allowance. In the 2022 period our effective tax rate was impacted by our tax valuation allowance and the impact of forfeited vested stock options on income tax expense.

Results of Operations for the Six Months Ended June 30, 2023 as Compared to the Six Months Ended June 30, 2022:

Revenues:

Revenues for the six months ended June 30, 2023, totaled $107.3 million, compared to $121.9 million for the corresponding six month period in 2022. This 12% year-over-year revenue decrease reflected a 15% decrease in our Data and Analytics Services segment and an 11% decrease in our IT Staffing Services segment. For the six months ended June 30, 2023, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 24.8%). For the six months ended June 30, 2022, the Company had the same one client that had revenues in excess of 10% of total revenues (CGI = 20.1%). The Company’s top ten clients represented approximately 55% and 52% of total revenues for the six months ended June 30, 2023 and 2022, respectively.

Below is a tabular presentation of revenues by reportable segment for the six months ended June 30, 2023 and 2022, respectively:

Revenues (Amounts in millions)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Data and Analytics Services	$18.2	$21.4
IT Staffing Services	89.1	100.5

Total revenues	$107.3	$121.9

Revenues from our Data and Analytics Services segment totaled $18.2 million during the six months ended June 30, 2023, compared to $21.4 million in the corresponding six-month period last year. The 15% year-over-year decline largely reflected soft bookings performances in the second half of 2022 and first quarter of 2023, as well as client reductions in resources on several existing projects in the 2023 period.

Revenues from our IT Staffing Services segment totaled $89.1 million in the six months ended June 30, 2023, compared to $100.5 million during the corresponding 2022 period. This 11% decrease reflected a lower level of billable consultants due to curtailed demand for staffing services and a lower average bill rate. The lower demand was more pronounced at financial services clients.

Gross Margins:

Gross profits in the six months ended June 30, 2023 totaled $27.1 million compared to $32.7 million in the corresponding period last year. Gross profit as a percentage of revenue was 25.3% for the six month period ended June 30, 2023, compared to 26.8% during the same period of 2022. This 150-basis point decline largely reflected declines at both of our business segments.

Below is a tabular presentation of gross margin by reporting segment for the six months ended June 30, 2023 and 2022, respectively:

Gross Margin	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Data and Analytics Services	41.9%	44.3%
IT Staffing Services	21.9	23.1

Total gross margin	25.3%	26.8%

Gross margins from our Data and Analytics Services segment were 41.9% of revenues during the six-month period ended June 30, 2023, compared to 44.3% in the corresponding period of 2022. This gross margin decline reflects lower utilization during the first six months of 2023 – particularly in the first quarter of 2023.

Gross margins from our IT Staffing Services segment were 21.9% in the six months ended June 30, 2023, compared to 23.1% during the corresponding period of 2022. This 120-basis point decline was due to lower permanent placement revenues of $0.6 million (a 70-basis point impact on GM%) and higher medical claims related to our self-insured healthcare program in the 2023 period.

Selling, General and Administrative (“SG&A”) Expenses:

Below is a tabular presentation of operating expenses by sales, operations, amortization of acquired intangible assets, the employment-related claim, net of recoveries, and general and administrative categories for the six months ended June 30, 2023, and 2022, respectively:

SG&A Expenses (Amounts in millions)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Data and Analytics Services Segment
Sales and Marketing	$3.4	$3.7
Operations	0.8	1.3
General & Administrative	4.9	2.7

Subtotal Data and Analytics Services	$9.1	$7.7

IT Staffing Services Segment
Sales and Marketing	$4.4	$4.9
Operations	4.6	5.7
General & Administrative	6.7	5.9

Subtotal IT Staffing Services	$15.7	$16.5

Amortization of Acquired Intangible Assets	$1.5	$1.6
Employment-related Claim, net of Recoveries	3.1	—

Total SG&A Expenses	$29.4	$25.8

SG&A expenses for the six months ended June 30, 2023, totaled $29.4 million or 27.4% of total revenues, compared to $25.8 million or 21.2% of total revenues for the six months ended June 30, 2022. Excluding the employment-related claim, net of recoveries in 2023 and the amortization of acquired intangible assets in both periods, SG&A expense as a percentage of total revenues would have been 23.1% and 19.8%, respectively.

Fluctuations within SG&A expense components during the first six months of 2023, compared to the first six months of 2022, included the following:

•

Sales expense decreased by $0.8 million in the 2023 period compared to the corresponding 2022 period. A decrease of $0.3 million related to our Data and Analytics Services segment, which largely reflected lower variable compensation. Sales expenses in our IT Staffing Services segment decreased by $0.5 million due to lower variable compensation (commissions / bonuses) and other variable expenses.

•

Operations expense decreased by $1.6 million in the 2023 period compared to the corresponding 2022 period. In our Data and Analytics Services segment operations expenses decreased $0.5 million due to lower staff and lower commission expenses. Operations expenses in our IT Staffing Services segment decreased by $1.1 million largely related to staff reductions and lower variable expenses.

•

General and administrative expense increased by $3.0 million in the 2023 period compared to the corresponding 2022 period. General and administrative expense in our Data and Analytics Services segment increased by $2.2 million due to executive leadership staff increases and higher professional services fees related to an employment claim matter. The increase in our IT Staffing Services segment of $0.8 million was due to higher corporate-related expenses, an increase in travel expenses and increases in cyber-security related costs.

•	Amortization of acquired intangible assets was $0.1 million lower in the 2023 period compared to the corresponding 2022 period, as a portion of our intangible assets became fully amortized in 2023.

•	Employment-related claim, net of expected recoveries, totaled $3.1 million in the 2023 period compared to no expense in the corresponding 2022 period.

Other Income / (Expense) Components:

Other Income / (Expense) for the six months ended June 30, 2023, consisted of net interest income of $84,000 and foreign exchange losses of ($87,000). For the six months ended June 30, 2022, Other Income / (Expense) consisted of interest expense of ($241,000) and foreign exchange gains of $249,000. The lower level of interest expense was reflective of not having any bank debt outstanding after making a final term loan payment in January 2023.

Income Tax Expense:

Income tax expense (benefit) for the six months ended June 30, 2023 totaled ($387,000) representing an effective tax rate on pre-tax loss of (16.8%) compared to $2.1 million for the six months ended June 30, 2022, which represented a 30.5% effective tax rate on pre-tax income. The lower effective tax rate on 2023’s pre-tax loss reflected our tax valuation allowance and excess tax expense from stock options/restricted shares.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

As of June 30, 2023, we had no bank debt, cash balances on hand of $18.6 million and approximately $23.9 million of borrowing capacity under our existing credit facility.

Historically, we have funded our organic business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. As of June 30, 2023, our accounts receivable “days sales outstanding” (“DSOs”) measurement was 56-days, which was eleven days lower than at June 30, 2022.

We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility will be adequate to fund our business needs and support the share repurchase program we announced in February 2023 over the next twelve months, absent any acquisition-related activities.

Cash flows provided by (used in) operating activities:

Cash provided by operating activities for the six months ended June 30, 2023, totaled $13.1 million compared to cash provided by operating activities of $1.9 million during the six months ended June 30, 2022. Elements of cash flow during the 2023 period were a net (loss) of ($1.9) million, non-cash charges of $6.4 million and a decrease in operating working capital levels of $8.6 million. Elements of cash flow during the corresponding 2022 period were net income of $4.8 million, non-cash charges of $3.8 million and an increase in operating working capital levels of ($6.7 million). The operating working capital decreases in 2023 reflected our revenue decline and a lower DSO measurement compared to supporting revenue growth in 2022.

Cash flows (used in) investing activities:

Cash (used in) investing activities for the six months ended June 30, 2023, was ($42,000) compared to ($693,000) for the six months ended June 30, 2022. In 2023, investing activities included capital expenditures of ($112,000) and the recovery of office lease deposits of $70,000. In 2022, investing activities included capital expenditures of ($797,000) and the recovery of office lease deposits of $104,000. Capital expenditures in the 2022 period were higher than in 2023 and related to capital expenditures made to our Chennai delivery center in India and Oracle Cloud implementation expenses.

Cash flows provided by (used in) financing activities:

Cash (used in) financing activities for the six months ended June 30, 2023, totaled ($1.5 million) and consisted of Term Loan debt repayments of ($1.1 million) and the purchase of treasury shares under our share repurchase program of ($572,000), partially offset by $150,000 related to proceeds from the issuance of shares of Common Stock shares under the Employee Stock Purchase Plan. Cash (used in) financing activities for the six months ended June 30, 2022, totaled ($0.7 million) and consisted of Term Loan repayments of ($2.2 million), partially offset by $1.5 million related to proceeds from the issuance of shares of Common Stock under the Employee Stock Purchase Plan and the exercise of stock options.

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

Interest Rates

As of June 30, 2023, we had no outstanding borrowings under the Credit Agreements — Refer to Note 8 — “Credit Facility” in the Notes to Condensed Consolidated Financial Statements, included herein.

Currency Fluctuations

The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s subsidiary in Canada is the U.S. dollar because the majority of its revenue is denominated in U.S. dollars. The functional currencies of the Company’s Indian and European subsidiaries are the local currency of the location of such subsidiary. The results of operations of the Company’s Indian and European subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian and European subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Condensed Consolidated Statements of Operations, and have not been material for all periods presented. A hypothetical 10% increase or decrease in overall foreign currency rates in the first six months of 2023 would not have had a material impact on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our Common Stock repurchased during the quarter ended June 30, 2023 is set forth in the following table:

Period	Total Number of Shares Purchased (1)	Average Price per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (1)
April 1, 2023 — April 30, 2023	—	$—	—	500,000
May 1, 2023 — May 31, 2032	62,361	$9.15	62,361	437,639
June 1, 2023 — June 30, 2023	—	$—	62,361	437,639

Total	62,361	$9.15	62,361	437,639

(1)

On February 8, 2023, the Company announced that the Board of Directors authorized a share repurchase program of up to 500,000 shares of Common Stock over a two-year period. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Board of Directors. The Company did not repurchase any shares of its Common Stock during the quarter ended June 30, 2023, other than through this publicly announced share repurchase program.

ITEM 5.	OTHER INFORMATION

On August 4, 2023, the Company and certain of its wholly owned subsidiaries (collectively, the “Company Entities”) entered into a Confidential Agreement and General Release (the “Settlement Agreement”) with the former employee whose attorney submitted the December 2022 demand letter described in Note 5 “Commitments and Contingencies” of the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q. The Settlement Agreement is scheduled to become effective no later than August 12, 2023 and contains mutual general releases of all claims between the Company Entities and this former employee (including a release of all claims asserted in the December 2022 demand letter). Based on the terms of the Settlement Agreement, the Company expects to pay the settlement amount during the third quarter of 2023. The exact terms of the Settlement Agreement are to remain confidential; however, the settlement amount, net of expected recoveries, was fully reserved in the second quarter of 2023 and is included in Selling, General and Administrative expenses in the Condensed Consolidated Statement of Operations included in this quarterly report on Form 10-Q.

ITEM 6.	EXHIBITS

(a) Exhibits

10.1	Schedule A-7, dated March 15, 2023, to Fourth Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and Vivek Gupta, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 17, 2023

10.2	Schedule A-12, dated March 15, 2023, to Third Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and John J. Cronin, Jr., incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 17, 2023

10.3	Fifth Amendment to Mastech Digital, Inc. Stock Incentive Plan (as amended and restated), dated May 10, 2023 (incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 11, 2023).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of August, 2023.

MASTECH DIGITAL, INC.

August 10, 2023	/s/ VIVEK GUPTA
Vivek Gupta Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer
(Principal Financial Officer)