Form 10-Q
period 2023-09-30
Mastech Digital, Inc.
filed 2023-11-13
CIK 1437226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2023 was 11,599,138.

MASTECH DIGITAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$47,779	$63,150	$155,046	$185,022
Cost of revenues	35,213	46,863	115,354	136,057

Gross profit	12,566	16,287	39,692	48,965
Selling, general and administrative expenses:
Operating expenses	12,615	12,930	38,937	38,753
Employment-related claim, net of recoveries	—	—	3,100	—

Total selling, general and administrative expenses	12,615	12,930	42,037	38,753

Income (loss) from operations	(49)	3,357	(2,345)	10,212
Interest income (expense), net	148	(85)	232	(326)
Other income (expense), net	55	85	(32)	334

Income (loss) before income taxes	154	3,357	(2,145)	10,220
Income tax expense (benefit)	29	951	(358)	3,046

Net income (loss)	$125	$2,406	$(1,787)	$7,174

Earnings (loss) per share:
Basic	$.01	$.21	$(.15)	$.62

Diluted	$.01	$.20	$(.15)	$.59

Weighted average common shares outstanding:
Basic	11,597	11,616	11,618	11,578

Diluted	11,968	12,084	11,618	12,082

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$125	$2,406	$(1,787)	$7,174
Other comprehensive income (loss):
Foreign currency translation adjustments	(88)	(235)	(95)	(701)

Total other comprehensive gain (loss), net of taxes	(88)	(235)	(95)	(701)

Total comprehensive income (loss)	$37	$2,171	$(1,882)	$6,473

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$15,881	$7,057
Accounts receivable, net of allowance for uncollectible accounts of $515 in 2023 and $444 in 2022	24,841	33,603
Unbilled receivables	7,437	8,719
Insurance recovery	2,200	—
Prepaid and other current assets	5,859	3,795

Total current assets	56,218	53,174
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	2,896	2,790
Enterprise software	4,185	4,185
Leasehold improvements	752	732

	7,833	7,707
Less – accumulated depreciation and amortization	(5,824)	(5,042)

Net equipment, enterprise software, and leasehold improvements	2,009	2,665
Operating lease right-of-use assets, net	4,418	3,886
Deferred financing costs, net	238	293
Non-current deposits	456	578
Goodwill, net of impairment	32,510	32,510
Intangible assets, net of amortization	13,694	15,773

Total assets	$109,543	$108,879

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,100
Accounts payable	4,842	4,475
Accrued payroll and related costs	12,270	11,085
Current portion of operating lease liability	1,318	1,504
Other accrued liabilities	864	1,186
Deferred revenue	410	207

Total current liabilities	19,704	19,557

Long-term liabilities:
Long-term operating lease liability, less current portion	3,054	2,294
Long-term accrued income taxes	69	105
Deferred income taxes	516	920

Total liabilities	23,343	22,876
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 100,000,000 shares authorized and 13,307,919 shares issued as of September 30, 2023 and 13,269,118 shares issued as of December 31, 2022	133	133
Additional paid-in-capital	34,710	32,059
Retained earnings	57,766	59,553
Accumulated other comprehensive income (loss)	(1,650)	(1,555)
Treasury stock, at cost; 1,708,781 shares as of September 30, 2023 and 1,646,420 shares as of December 31, 2022	(4,759)	(4,187)

Total shareholders’ equity	86,200	86,003

Total liabilities and shareholders’ equity	$109,543	$108,879

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2022	$133	$32,059	$59,553	$(4,187)	$(1,555)	$86,003
Net income	—	—	261	—	—	261
Other comprehensive gain, net of taxes	—	—	—	—	5	5
Stock-based compensation expense	—	835	—	—	—	835

Balances, March 31, 2023	$133	$32,894	$59,814	$(4,187)	$(1,550)	$87,104

Net (loss)	—	—	(2,173)	—	—	(2,173)
Employee common stock purchases	—	150	—	—	—	150
Other comprehensive (loss), net of taxes	—	—	—	—	(12)	(12)
Stock-based compensation expense	—	842	—	—	—	842
Shares repurchased	—	—	—	(572)	—	(572)

Balances, June 30, 2023	$133	$33,886	$57,641	$(4,759)	$(1,562)	$85,339

Net income	—	—	125	—	—	125
Other comprehensive (loss), net of taxes	—	—	—	—	(88)	(88)
Stock-based compensation expense	—	824	—	—	—	824

Balances, September 30, 2023	$133	$34,710	$57,766	$(4,759)	$(1,650)	$86,200

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2021	$131	$28,250	$50,841	$(4,187)	$(607)	$74,428
Net income	—	—	2,332	—	—	2,332
Other comprehensive (loss), net of taxes	—	—	—	—	(147)	(147)
Stock-based compensation expense	—	526	—	—	—	526
Stock options exercised	2	891	—	—	—	893

Balances, March 31, 2022	$133	$29,667	$53,173	$(4,187)	$(754)	$78,032

Net income	—	—	2,436	—	—	2,436
Employee common stock purchases	—	199	—	—	—	199
Other comprehensive (loss), net of taxes	—	—	—	—	(319)	(319)
Stock-based compensation expense	—	752	—	—	—	752
Stock options exercised	—	430	—	—	—	430

Balances, June 30, 2022	$133	$31,048	$55,609	$(4,187)	$(1,073)	$81,530

Net income	—	—	2,406	—	—	2,406
Employee common stock purchases	—	(10)	—	—	—	(10)
Other comprehensive (loss), net of taxes	—	—	—	—	(235)	(235)
Stock-based compensation expense	—	776	—	—	—	776

Balances, September 30, 2022	$133	$31,814	$58,015	$(4,187)	$(1,308)	$84,467

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$(1,787)	$7,174
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	2,943	3,251
Bad debt expense	—	50
Interest amortization of deferred financing costs	55	55
Stock-based compensation expense	2,501	2,054
Deferred income taxes, net	(405)	496
Operating lease assets and liabilities, net	68	(355)
Loss on disposition of fixed assets	1	—
Long term accrued income taxes	(36)	(20)
Working capital items:
Accounts receivable and unbilled receivables	10,044	(7,097)
Insurance recovery	(2,200)	—
Prepaid and other current assets	(2,081)	57
Accounts payable	370	877
Accrued payroll and related costs	1,192	1,388
Other accrued liabilities	(323)	(192)
Deferred revenue	203	6

Net cash flows provided by (used in) operating activities	10,545	7,744

INVESTING ACTIVITIES:
Recovery of (payment for) non-current deposits	119	24
Capital expenditures	(213)	(819)

Net cash flows provided by (used in) investing activities	(94)	(795)

FINANCING ACTIVITIES:
(Repayments) on term loan facility	(1,100)	(10,900)
Proceeds from the issuance of common shares	150	189
Purchase of treasury stock	(572)	—
Proceeds from the exercise of stock options	—	1,323

Net cash flows provided by (used in) financing activities	(1,522)	(9,388)

Effect of exchange rate changes on cash and cash equivalents	(105)	(701)

Net change in cash and cash equivalents	8,824	(3,140)
Cash and cash equivalents, beginning of period	7,057	6,622

Cash and cash equivalents, end of period	$15,881	$3,482

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023 AND 2022
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
filed with the SEC on March 27, 2023. Additionally, our operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that can be expected for the year ending December 31, 2023, or for any other period.
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
for the year ended December 31, 2022, for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the nine months ended September 30, 2023.
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

The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Amounts in thousands)		(Amounts in thousands)
Data and Analytics Services Segment
Time-and-material Contracts	$5,888	$6,524	$19,027	$19,568
Fixed-price Contracts	2,150	3,552	7,179	11,910

Subtotal Data and Analytics Services	$8,038	$10,076	$26,206	$31,478

IT Staffing Services Segment
Time-and-material Contracts	$39,741	$53,074	$128,840	$153,544
Fixed-price Contracts	—	—	—	—

Subtotal IT Staffing Services	$39,741	$53,074	$128,840	$153,544

Total Revenues	$47,779	$63,150	$155,046	$185,022

For the three months ended September 30, 2023, the Company had one client (CGI =21.1%) that exceeded 10% of total revenues. For the nine months ended September 30, 2023, the Company had the same one client (CGI = 23.7%) that exceeded 10% of total revenues. For the three months ended September 30, 2022, the Company had one client (CGI =23.7%) that exceeded 10% of total revenues. For the nine months ended September 30, 2022, the Company had the same one client (CGI = 21.3%) that exceeded 10% of total revenues.
The Company’s top ten clients represented approximately 52% and 54% of total revenues for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the Company’s top ten clients represented approximately 54% and 53% of total revenues, respectively.
The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Amounts in thousands)		(Amounts in thousands)
United States	$46,778	$61,704	$151,798	$180,519
Canada	627	1,038	2,159	3,187
India and Other	374	408	1,089	1,316

Total revenues	$47,779	$63,150	$155,046	$185,022

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
Declines in 2023 revenues in our Data and Analytics Services segment, compared to expectations, was viewed as a triggering event for impairment testing in the third quarter of 2023. Accordingly, we performed an interim quantitative impairment test for our Data and Analytics Services segment. The interim impairment test did not result in an impairment during the third quarter, however, further declines in revenue could have a negative impact on the implied fair value of goodwill and may result in a goodwill impairment charge in a subsequent period.

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of September 30, 2023, and December 31, 2022:

	As of September 30, 2023
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$5,527	$2,472
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	9,367	10,274
Covenant-not-to-compete	5	1,201	1,025	176
Trade name	5	1,711	1,515	196
Technology	7	1,979	1,403	576

Total Intangible Assets		$33,099	$19,405	$13,694

	As of December 31, 2022
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$5,027	$2,972
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	8,140	11,501
Covenant-not-to-compete	5	1,201	959	242
Trade name	5	1,711	1,441	270
Technology	7	1,979	1,191	788

Total Intangible Assets		$33,099	$17,326	$15,773

Amortization expense for the three and nine-month periods ended September 30, 2023 totaled $693,000 and $2.1 million, respectively and is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. For the three and nine-month periods ended September 30, 2022, amortization expense was $791,000 and $2.4 million, respectively.
The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2023, through December 31, 2027, is as follows:

	Years Ended December 31,
	2023	2024	2025	2026	2027

	(Amounts in thousands)
Amortization expense	$2,772	$2,693	$2,553	$2,413	$2,025

4.	Leases
The Company rents certain office facilities and equipment under noncancelable operating leases. As of September 30, 2023, approximately 96,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All of our leases are classified as operating leases. The average initial lease term is 4.8 years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from less than one year to 3.9 years with a weighted average of 3.5 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

The following table summarizes the balance sheet classification of the lease assets and related lease liabilities:

	September 30, 2023	December 31, 2022

	(in thousands)
Assets:
Long-term operating lease right-of-use assets	$4,418	$3,886

Liabilities:
Short-term operating lease liability	$1,318	$1,504
Long-term operating lease liability	3,054	2,294

Total Liabilities	$4,372	$3,798

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of September 30, 2023
(in thousands)
2023 (for remainder of year)	$380
2024	1,408
2025	1,225
2026	1,220
2027	535
Thereafter	—

Total	$4,768
Less: Imputed interest	(396)

Present value of operating lease liabilities	$4,372

The weighted average discount rate used to calculate the present value of future lease payments was 4.9%.
We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the three and nine months ended September 30, 2023 totaled $0.4 million and $1.2 million, respectively. Rental expense for the three and nine months ended September 30, 2022 totaled $0.4 million and $1.3 million, respectively.
Total cash paid for lease liabilities for the three and nine months ended September 30, 2023 totaled $0.4 million and $1.2 million, respectively. Total cash paid for lease liabilities for the three and nine months ended September 30, 2022 totaled $0.4 million and $1.3 million, respectively.
New leases entered into during the three and nine months ended September 30, 2023 totaled $1.7 million and $1.7 million, respectively. New leases entered into during the three and nine months ended September 30, 2022 totaled $0 and $0.5 million, respectively. New leases are considered non cash transactions.
In August 2023, the Company renegotiated and extended an operating lease for 39,875 square feet of office space in Noida, India. Lease payments will approximate $1.9 million through the extension period which ends August 30, 2027.
In October 2023, the Company renegotiated and extended an operating lease for 11,495 square feet of office space in Moon Township, Pennsylvania. Lease payments will approximate $1.3 million through the extension period which ends September 29, 2029.

5.	Commitments and Contingencies
In December 2022, the Company received a demand letter from the attorney of a former employee who resigned from his employment with the Company in November 2022. Among other allegations in the letter, this former employee has asserted various employment-related claims against the Company, including a claim of wrongful termination. For the three and nine months ended September 30, 2023, the Company incurred $225,000 and $1.2 million, respectively, of professional service fees related to this matter. Additionally, the Company recorded a $3.1 million loss reserve, net of recoveries in the second quarter of 2023, with respect to an estimated settlement. During the third quarter, we settled this claim and, under the terms of the settlement agreement with this former employee, we paid the settlement amount. The exact terms of the settlement agreement are to remain confidential; however, the settlement amount, net of expected recoveries, was fully reserved in the second quarter of 2023 and is included in Selling, General and Administrative expenses in the Condensed Consolidated Statement of Operations included in this quarterly report on Form
10-Q.

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
hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. The Company did not provide for any matching contributions for the three and nine months ended September 30, 2023, and 2022.

7.	Stock-Based Compensation
In 2008, the Company adopted a Stock Incentive Plan (as amended from time to time, the “Plan”) which provided that up to 5,400,000 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) should be allocated for issuance to directors, officers and key personnel. Grants under the Plan may be made in the form of stock options, stock appreciation rights, performance shares or stock awards.
During the three months ended September 30, 2023, the Company granted no shares under the Plan. During the three months ended September 30, 2022, the Company granted zero restricted share units and 250,000 stock options under the Plan.
During the nine months ended September 30, 2023, the Company granted 19,924 restricted share units and 125,000 stock options, with an average strike price of $11.24, under the Plan. During the nine months ended September 30, 2022, the Company granted 13,979 restricted share units and 650,000 stock options, at a weighted average strike price of $17.00, under the Plan. As of September 30, 2023, there were 505,000 shares of Common Stock available for grants under the Plan.
Stock-based compensation expense for the three months ended September 30, 2023 and 2022 was $824,000 and $776,000, respectively, and for the nine months ended September 30, 2023, and 2022 was $2.5 million and $2.1 million, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the three and nine months ended September 30, 2023, the Company issued zero and 17,804 shares, respectively, related to the grant of restricted share units and the exercise of stock options. During the three and nine months ended September 30, 2022, the Company issued zero and 133,932 shares, respectively, related to the grant of restricted share units and the exercise of stock options.
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

During the three months ended September 30, 2023 and 2022, there were no shares issued under the Stock Purchase Plan. During the nine months ended September 30, 2023, and 2022, there were 17,890 shares and 15,765 shares issued under the Employee Stock Purchase Plan, at a share price of $8.40 and $12.63, respectively. Stock-based compensation expense related to the Stock Purchase Plan for the three months ended September 30, 2023, and 2022 totaled $10,000 and $11,000, respectively. Stock-based compensation expense related to the Stock Purchase Plan for the nine months ended September 30, 2023, and 2022 totaled $78,000 and $81,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023, and 2022. As of September 30, 2023, there were 474,675 shares of Common Stock available for purchases under the Employee Stock Purchase Plan.

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
The Company pledged substantially all of its assets in support of the Credit Agreement. The Credit Agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the Credit Agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of September 30, 2023, the Company was in compliance with all applicable provisions of the Credit Agreement.
In connection with securing the commitments under the Credit Agreement and the April 20, 2018, October 1, 2020, and December 29, 2021, amendments to the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $975,000, which were capitalized and are being amortized as interest expense over the life of the Credit Agreement. Deferred financing costs of $238,000 and $293,000 (net of amortization) as of September 30, 2023, and December 31, 2022, respectively, are presented as long-term assets in the Company’s Consolidated Balance Sheets.
As of September 30, 2023, and December 31, 2022, the Company’s outstanding borrowings under the Revolver totaled zero dollars; and unused borrowing capacity available was approximately $24.8 million and $31.8 million, respectively. The Company’s outstanding borrowings under the Term Loan were zero dollars and $1.1 million at September 30, 2023, and December 31, 2022, respectively.

9.	Income Taxes
The components of income (loss) before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Amounts in thousands)		(Amounts in thousands)
Income (loss) before income taxes:
Domestic	$(211)	$3,950	$(3,205)	$11,123
Foreign	365	(593)	1,060	(903)

Income (loss) before income taxes	$154	$3,357	$(2,145)	$10,220

The Company has foreign subsidiaries which generate revenues from
non-U.S.-based
clients. Additionally, these subsidiaries provide services to the Company’s U.S. operations. Accordingly, the Company allocates a portion of its income (loss) to these subsidiaries based on a “transfer pricing” model and reports such income (loss) as foreign in the above table.
The provision (benefit) for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Amounts in thousands)		(Amounts in thousands)
Current provision (benefit):
Federal	$(88)	$806	$(271)	$1,836
State	(9)	187	25	446
Foreign	93	(55)	238	(4)

Total current provision (benefit)	$(4)	$938	$(8)	$2,278

Deferred provision (benefit):
Federal	25	12	(377)	496
State	7	(7)	(91)	118
Foreign	4	(60)	64	(118)

Total deferred provision (benefit)	36	(55)	(404)	496

Change in valuation allowance	(3)	68	54	272

Total provision (benefit) for income taxes	$29	$951	$(358)	$3,046

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision (benefit) for income taxes for the three and nine months ended September 30, 2023 and 2022 were as follows (amounts in thousands):

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
Income taxes computed at the federal statutory rate	$33	21.0%	$705	21.0%
State income taxes, net of federal tax benefit	(2)	(1.2)	168	5.0
Excess tax expense (benefit) from stock options/restricted shares	—	—	19	0.6
Difference in income tax rate on foreign earnings/other	1	0.9	(9)	(0.3)
Change in valuation allowance	(3)	(1.9)	68	2.0

	$29	18.8%	$951	28.3%

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
Income taxes computed at the federal statutory rate	$(450)	(21.0)%	$2,146	21.0%
State income taxes, net of federal tax benefit	(74)	(3.5)	554	5.4
Excess tax expense (benefit) from stock options/restricted shares	40	1.9	10	0.1
Difference in income tax rate on foreign earnings/other	72	3.4	64	0.6
Change in valuation allowance	54	2.5	272	2.7

	$(358)	(16.7)%	$3,046	29.8%

We evaluate deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. GAAP accounting guidance requires us to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. Our assessment considers, among other things, the nature of cumulative losses, forecast of future profitability, the duration of statutory carry-forward periods and tax planning alternatives. At September 30, 2023, our valuation allowance was comprised of balances within locations of Singapore, Ireland and the United Kingdom. The valuation allowance balances at these locations totaled $613,000 and $559,000 as of September 30, 2023, and December 31, 2022, respectively, and reflect net operating losses which may not be realizable in the future. In the third quarter of 2022, the Company decided to close the Singapore and Ireland operations.
The Company’s Canadian subsidiary is currently under audit by Revenue Canada for the years 2018 and 2019.

10.	Shareholders’ Equity
On February 8, 2023, the Company announced that the Board of Directors authorized a share repurchase program of up to 500,000 shares of the Company’s common stock over a two-year
period. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended, or terminated at any time at the discretion of the Board of Directors. During the three months ended September 30, 2023, the Company did not repurchase any shares of common stock. During the nine months ended September 30, 2023, the Company repurchased 62,361 shares of common stock at an average price of $9.15 per share under this program.
Additionally, the Company makes stock purchases from time to time to satisfy employee tax obligations related to its Stock Incentive Plan. The Company did not purchase any shares to satisfy employee tax obligations during the nine months ended September 30, 2023 and 2022.

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
For the three months ended September 30, 2023, there were 1,473,000 anti-dilutive stock options excluded from the computation of diluted earnings per share. For the nine months ended September 30, 2023, all stock options and restricted shares were anti-dilutive and excluded from the computation of diluted (loss) per share. For the three and nine months ended September 30, 2022, there were 644,000 and 549,000 anti-dilutive stock options excluded from the computation of diluted earnings per share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Amounts in thousands)		(Amounts in thousands)
Revenues:
Data and Analytics Services	$8,038	$10,076	$26,206	$31,478
IT Staffing Services	39,741	53,074	128,840	153,544

Total revenues	$47,779	$63,150	$155,046	$185,022

Gross Margin %:
Data and Analytics Services	45.8%	39.6%	43.1%	42.8%
IT Staffing Services	22.4%	23.2%	22.0%	23.1%

Total gross margin %	26.3%	25.8%	25.6%	26.5%

Segment operating income (loss):
Data and Analytics Services	$(832)	$826	$(2,393)	$2,615
IT Staffing Services	1,476	3,892	5,227	10,542

Subtotal	644	4,718	2,834	13,157
Amortization of acquired intangible assets	(693)	(791)	(2,079)	(2,375)
Employment-related claim, net of recoveries	—	—	(3,100)	—
Reserve for cyber-security breach	—	(450)	—	(450)
Severance expense	—	(120)	—	(120)
Interest expenses, FX gains/losses and other, net	203	—	200	8

Income (loss) before income taxes	$154	$3,357	$(2,145)	$10,220

Below is a reconciliation of segment total assets to consolidated total assets:

	September 30, 2023	December 31, 2022

	(Amounts in thousands)
Total assets:
Data and Analytics Services	$51,845	$54,544
IT Staffing Services	57,698	54,335

Total assets	$109,543	$108,879

Below is geographic information related to our revenues from external customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Amounts in thousands)		(Amounts in thousands)
United States	$46,778	$61,704	$151,798	$180,519
Canada	627	1,038	2,159	3,187
India and Other	374	408	1,089	1,316

Total revenues	$47,779	$63,150	$155,046	$185,022

13.	Recently Issued Accounting Standards
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

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the nine months ended September 30, 2023.

Employment-Related Claims Against the Company

In December 2022, the Company received a demand letter from the attorney of a former employee who resigned from his employment with the Company in November 2022. Among other allegations in the letter, this former employee has asserted various employment-related claims against the Company, including a claim of wrongful termination. For the three and nine months ended September 30, 2023, the Company incurred $225,000 and $1.2 million, respectively, of professional service fees related to this matter. Additionally, the Company recorded a $3.1 million loss reserve, net of recoveries in the second quarter of 2023, with respect to an estimated settlement. During the third quarter, we settled this claim and, under the terms of the settlement agreement with this former employee, we paid the settlement amount. The exact terms of the settlement agreement are to remain confidential; however, the settlement amount, net of expected recoveries, was fully reserved in the second quarter of 2023 and is included in Selling, General and Administrative expenses in the Condensed Consolidated Statement of Operations included in this quarterly report on Form 10-Q.

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

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general North American economic conditions. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and/or a slowing global economy, demand for our services tends to decline. As the economy slowed in 2007 and recessionary conditions emerged in 2008 and 2009, we experienced less demand for our IT Staffing Services. With economic expansion during the period from 2010 through 2019, activity levels improved. However, as the recovery strengthened, we experienced increased tightness in the supply-side (skilled IT professionals) of our businesses. These supply-side challenges pressured resource costs and, to some extent, gross margins. As we entered 2020, we were encouraged by continued growth in the domestic job markets and expanding U.S. and global economies. However, with the COVID-19 pandemic starting in the first quarter of 2020, we realized the economic growth would quickly turn into recessionary conditions, which had a material impact on activity levels in both of our business segments. In 2021, we were encouraged by the global rollout of vaccination programs and signs of economic improvement, however, the proliferation of COVID-19 variants has caused further uncertainty and disruption in the global markets. In 2022, COVID-19-related concerns seemed to subside, however, increased inflation, expanding interest rates and concerns about a possible recession created much uncertainty and adversely impacted demand for our services in the second half of the year. During the first nine months of 2023, economic uncertainty continued to impact our businesses, particularly in our IT Staffing Services segment, as we experienced reduced demand from our clients and prospective clients, largely in the financial services industry. Additionally, it is difficult to predict the impact or duration that these economic pressures may have on our businesses and results of operations in future quarters.

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

Recent growth in advanced technologies (social, cloud, analytics, mobility, automation) is providing opportunities within our IT Staffing Services segment. However, supply side challenges have proven to be acute with respect to many of these technologies. We believe these challenges will remain in the remainder of 2023 and likely into 2024.

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

Results of Operations for the Three Months Ended September 30, 2023 as Compared to the Three Months Ended September 30, 2022:

Revenues:

Revenues for the three months ended September 30, 2023 totaled $47.8 million, compared to $63.2 million for the corresponding three-month period in 2022. This 24% year-over-year revenue decline reflected a 20% decrease in our Data and Analytics Services segment and a 25% decline in our IT Staffing Services segment. For the three months ended September 30, 2023, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 21.1%). For the three months ended September 30, 2022, the Company had the same one client that had revenues in excess of 10% of total revenues (CGI = 23.7%). The Company’s top ten clients represented approximately 52% and 54% of total revenues for the three months ended September 30, 2023 and 2022, respectively.

Below is a tabular presentation of revenues by reportable segment for the three months ended September 30, 2023 and 2022, respectively:

Revenues (Amounts in millions)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Data and Analytics Services	$8.0	$10.1
IT Staffing Services	39.8	53.1

Total revenues	$47.8	$63.2

Revenues from our Data and Analytics Services segment totaled $8.0 million in the quarter ended September 30, 2023, compared to $10.1 million in the corresponding quarter last year. This year-over-year decline of 20% reflected client spending reductions on several existing projects and assignment delays with respect to new orders. New bookings in the third quarter of 2023 totaled $5.1 million, which were significantly below second quarter 2023 bookings due to award delays on assignments in which we received verbal commitments from the client.

Revenues from our IT Staffing Services segment totaled $39.8 million in the three months ended September 30, 2023, compared to $53.1 million during the corresponding 2022 period. This 25% year-over-year decrease reflected lower demand for our services, particularly with respect to financial services clients. Our financial services consultant base decreased from approximately 53% at December 31, 2022 to 44% at September 30, 2023. Total billable consultants declined by 49 during the 2023 third quarter compared to a decline of 83 in the 2023 second quarter. While this quarterly decline in billable headcount is a significant improvement from the previous quarter, it still had a negative impact on our revenue performance compared to the corresponding quarter of 2022. Billable consultants at September 30, 2023 totaled 992-consultants compared to 1,307-consultants one year earlier. Our average bill rate during the third quarter of 2023 was $80.96 per hour compared to $81.60 per hour in the third quarter of last year. This decrease in average bill rate was due to lower rates on new assignments during the 2023 period and was reflective of the types of skill sets that we deployed. Permanent placements / fee revenues were approximately $0.2 million during the 2023 third quarter compared to $0.5 million in the corresponding quarter of 2022.

Gross Margins:

Gross profits in the third quarter of 2023 totaled $12.6 million, compared to $16.3 million in the third quarter of 2022. Gross profit as a percentage of revenue was 26.3% for the three-month period ended September 30, 2023, compared to 25.8% during the same period of 2022. This 50-basis point increase related to improved utilization in the Data and Analytics Services segment.

Below is a tabular presentation of gross margin by reporting segment for the three months ended September 30, 2023 and 2022, respectively:

Gross Margin	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Data and Analytics Services	45.8%	39.6%
IT Staffing Services	22.4	23.2

Total gross margin	26.3%	25.8%

Gross margins from our Data and Analytics Services segment were 45.8% of revenues during the third quarter of 2023, compared to 39.6% of revenues during the third quarter of 2022. The margin improvement reflected higher utilization in the 2023 period. In the third quarter of 2022, we did not fully deploy our billable resources, which negatively impacted utilization. Additionally, we incurred a project cost-over-run of $0.3 million on a fixed priced assignment during the 2022 period.

Gross margins from our IT Staffing Services segment were 22.4% in the third quarter of 2023, compared to 23.2% during the corresponding quarter of 2022. This 80-basis point decline was largely due to lower permanent placement fees and higher medical claims related to our self-insured healthcare program.

Selling, General and Administrative (“SG&A”) Expenses:

Below is a tabular presentation of operating expenses by expense category for the three months ended September 30, 2023 and 2022, respectively:

SG&A Expenses (Amounts in millions)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Data and Analytics Services Segment
Sales and Marketing	$1.8	$1.0
Operations	0.3	0.6
General & Administrative	2.4	1.6

Subtotal Data and Analytics Services	$4.5	$3.2

SG&A Expenses (Amounts in millions)
IT Staffing Services Segment
Sales and Marketing	$2.0	$2.4
Operations	2.1	2.7
General & Administrative	3.3	3.3

Subtotal IT Staffing Services	$7.4	$8.4

Amortization of Acquired Intangible Assets	$0.7	$0.8
Reserve for cyber-security breach	—	0.4
Severance expense	—	0.1

Total SG&A Expenses	$12.6	$12.9

SG&A expenses for the three months ended September 30, 2023 totaled $12.6 million or 26.4% of total revenues, compared to $12.9 million or 20.4% of total revenues for the three-months ended September 30, 2022. Excluding the amortization of acquired intangible assets in both periods and reserves for severance and a cyber-security breach in the 2022 quarter, SG&A expense as a percentage of total revenues was 25.0% and 18.4%, respectively.

Fluctuations within SG&A expense components during the third quarter of 2023, compared to the third quarter of 2022, included the following:

•

Sales expense increased by $0.4 million in the 2023 period compared to the corresponding 2022 period. Approximately $0.8 million related to our Data and Analytics Services segment, which reflected additional staff and higher variable compensation expense in the 2023 third quarter. Sales expense in our IT Staffing Services segment decreased by $0.4 million, largely due to lower commissions, bonuses and other variable expenses.

•

Operations expenses decreased by $0.9 million in the 2023 period compared to the corresponding 2022 period. Operations expenses were down $0.3 million in our Data and Analytics Services segment due to staff reductions. In our IT Staffing Services segment, operations expenses decreased by $0.6 million and reflected reductions in recruitment staff and lower variable expenses related to our lower revenues.

•

General and administrative expense increased by $0.8 million in the 2023 period compared to the corresponding 2022 period. General and administrative expenses in our Data and Analytics Services segment increased by $0.8 million due to higher executive leadership staff increases and higher professional service fees of $0.2 million. In our IT Staffing Services segment, general and administrative expenses were flat as higher cyber-security-related initiatives were offset by lower bonus accruals.

•	Amortization of acquired intangible assets was $0.7 million in the 2023 period, compared to $0.8 million in the corresponding 2022 period.

•	Reserve for a cyber-security breach totaled $0.4 million in the 2022 period, compared to no expense in 2023.

•

Severance expense associated with the closure of operations in Singapore and Ireland, and the rationalization of our cost structure in the UK totaled $0.1 million in the 2022 period, compared to no expense in 2023.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended September 30, 2023 consisted of interest income of $148,000 and foreign exchange gains of $55,000. For the three months ended September 30, 2022, Other Income / (Expense) consisted of interest expense of ($85,000) and foreign exchange gains of $85,000. Higher cash balances on hand, no outstanding borrowings and a stronger U.S. dollar in the 2023 quarter were responsible for the favorable year-over-year variance from the 2022 period.

Income Tax Expense (Benefit):

Income tax expense for the three months ended September 30, 2023 totaled $29,000, representing an effective tax rate on pre-tax income of 18.8% compared to $1.0 million for the three months ended September 30, 2022, which represented a 28.3% effective tax rate on pre-tax income. The higher effective tax rate in the 2022 period largely reflected an increase in our valuation allowance related to foreign net operating losses in Singapore, Ireland and the UK. Additionally, the tax rate in 2023 reflected a benefit related to an adjustment for non-deductible meals and entertainment.

Results of Operations for the Nine Months Ended September 30, 2023 as Compared to the Nine Months Ended September 30, 2022:

Revenues:

Revenues for the nine months ended September 30, 2023 totaled $155.0 million, compared to $185.0 million for the corresponding nine-month period in 2022. This 16% year-over-year revenue decline reflected a 16% decrease in our IT Staffing Services segment and a 17% decline in our Data and Analytics Services segment. For the nine months ended September 30, 2023, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 23.7%). For the nine months ended September 30, 2022, the Company had the same one client that had revenues in excess of 10% of total revenues (CGI = 21.3%). The Company’s top ten clients represented approximately 54% and 53% of total revenues for the nine months ended September 30, 2023 and 2022, respectively.

Below is a tabular presentation of revenues by reportable segment for the nine months ended September 30, 2023 and 2022, respectively:

Revenues (Amounts in millions)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Data and Analytics Services	$26.2	$31.5
IT Staffing Services	128.8	153.5

Total revenues	$155.0	$185.0

Revenues from our Data and Analytics Services segment totaled $26.2 million during the nine months ended September 30, 2023, compared to $31.5 million in the corresponding nine-month period last year. The 17% year-over-year decline reflected client spending reductions on several existing projects and assignment delays on new orders.

Revenues from our IT Staffing Services segment totaled $128.8 million in the nine months ended September 30, 2023, compared to $153.5 million during the corresponding 2022 period. This 16% decline largely reflected a lower level of billable consultants due to lower demand for staffing services in the 2023 period.

Gross Margins:

Gross profits in the nine months ended September 30, 2022 totaled $39.7 million, compared to $49.0 million during the corresponding 2022 period. Gross profit as a percentage of revenue was 25.6% for the nine-month period ended September 30, 2023, compared to 26.5% during the same period of 2022. This 90-basis point decline reflected lower gross margins in the IT Staffing Services segment.

Below is a tabular presentation of gross margin by reporting segment for the nine months ended September 30, 2023 and 2022, respectively:

Gross Margin	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Data and Analytics Services	43.1%	42.8%
IT Staffing Services	22.0%	23.1%

Total gross margin	25.6%	26.5%

Gross margins from our Data and Analytics Services segment were 43.1% of revenues during the nine-month period ended September 30, 2023, compared to gross margins of 42.8% in the corresponding period of 2022. The margin improvement reflected better utilization rates during the first nine months of 2023.

Gross margins from our IT Staffing Services segment were 22.0% in the nine months ended September 30, 2023, compared to 23.1% during the corresponding period of 2022. This 110-basis point reduction was due to lower permanent placement revenues of $0.9 million (70-basis point impact of GM%) and higher medical claims related to our self-insured healthcare program in the 2023 period.

Selling, General and Administrative (“SG&A”) Expenses:

Below is a tabular presentation of operating expenses by expense category for the nine months ended September 30, 2023 and 2022, respectively:

SG&A Expenses (Amounts in millions)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Data and Analytics Services Segment
Sales and Marketing	$5.2	$4.7
Operations	1.1	1.9
General & Administrative	7.4	4.4

Subtotal Data and Analytics Services	$13.7	$11.0

IT Staffing Services Segment
Sales and Marketing	$6.4	$7.3
Operations	6.7	8.4
General & Administrative	10.0	9.2

Subtotal IT Staffing Services	$23.1	$24.9

Amortization of Acquired Intangible Assets	$2.1	$2.4
Reserve for Cyber-security Breach	—	0.4
Severance expense	—	0.1
Employment-related Claim, net of Recoveries	3.1	—

Total SG&A Expenses	$42.0	$38.8

SG&A expenses for the nine months ended September 30, 2023 totaled $42.0 million or 27.1% of total revenues, compared to $38.8 million or 21.0% of total revenues for the nine months ended September 30, 2022. Excluding the employment-related claim in 2023, the reserve for a cyber-security breach and severance expense in 2022, and the amortization of acquired intangible assets in both periods, SG&A expense as a percentage of total revenues was 23.8% and 19.4%, respectively.

Fluctuations within SG&A expense components during the first nine months of 2023, compared to the first nine months of 2022, included the following:

•

Sales expense decreased by $0.4 million in the 2023 period compared to the corresponding 2022 period. Sales expense in our Data and Analytics Services segment increased by $0.5 million in the 2023 period and reflected lower variable compensation expense in the third quarter of 2022. Sales expense in our IT Staffing Services segment was lower by $0.9 million due to lower variable compensation and other variable expense items.

•

Operations expenses decreased by $2.5 million in the 2023 period, compared to the corresponding 2022 period. In our Data and Analytics Services segment operations expenses decreased by $0.8 million due to staff reductions and lower commission expense. Operations expenses in our IT Staffing Services segment declined by $1.7 million and largely related to recruitment staff reductions and lower other variable expenses.

•

General and administrative expense increased by $3.8 million in the 2023 period compared to the corresponding 2022 period. General and administrative expense in our Data and Analytics Services segment increased by $3.0 million due to executive leadership staff increases and higher professional services fees related to an employment claim of $1.2 million. In our IT Staffing Services segment, general and administrative expense increased by $0.8 million due to higher corporate-related expenses and an increase in cyber-security expenditures.

•	Amortization of acquired intangible assets was $2.1 million in 2023, compared to $2.4 million in the 2022 period.

•	Reserve for a cyber-security breach totaled $0.4 million in the 2022, compared to no expense in 2023.

•

Severance expense associated with the closure of operations in Singapore and Ireland, and the rationalization of our cost structure in the UK totaled $0.1 million in the 2022 period, compared to no expense in 2023.

•	Employment-related claim reserve, net of expected recoveries, totaled $3.1 million in the 2023 period, compared to no expense in the corresponding 2022 period.

Other Income / (Expense) Components:

Other Income / (Expense) for the nine months ended September 30, 2023 consisted of interest income of $232,000 and foreign exchange losses of ($32,000). For the nine months ended September 30, 2022, Other Income / (Expense) consisted of interest expense of ($326,000) and foreign exchange gains of $334,000. Currency fluctuations, cash balances on hand and no outstanding borrowings in the 2023 period were responsible for the favorable year-over-year variance.

Income Tax Expense:

Income tax benefit for the nine months ended September 30, 2023 totaled $358,000, representing an effective tax rate on pre-tax loss of 16.7% compared to income tax expense of $3.0 million for the nine months ended September 30, 2022, which represented a 29.8% effective tax rate on pre-tax income. The higher effective tax rate in the 2022 period was due to higher state taxes and higher excess tax expense from stock options and restricted shares activity.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

As of September 30, 2023, we had cash balances on hand of $15.9 million, no bank debt outstanding and approximately $25 million of borrowing capacity under our existing credit facility.

Historically, we have funded our organic business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. As of September 30, 2023, our accounts receivable “days sales outstanding” (“DSOs”) measurement improved by 1-day to 55-days from our June 30, 2023 measurement.

We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility will be adequate to fund our business needs and support our share repurchase program that we announced in February 2023 over the next twelve months, exclusive of any acquisition activity.

Cash flows provided by (used in) operating activities:

Cash provided by operating activities for the nine months ended September 30, 2023 totaled $10.5 million compared to cash provided by operating activities of $7.7 million during the nine months ended September 30, 2022. Elements of cash flows in the 2023 period were net loss of ($1.8 million), non-cash charges of $5.1 million, and a decrease in operating working capital levels of $7.2 million. During the nine months ended September 30, 2022, elements of cash flows were net income of $7.2 million, non-cash charges of $5.5 million and an increase in operating working capital levels of ($5.0 million). The operating working capital decline in 2023 reflected our lower revenues and a lower DSO measurement compared to revenue growth in the 2022 period.

Cash flows (used in) investing activities:

Cash (used in) investing activities for the nine months ended September 30, 2023 was ($0.1 million) compared to ($0.8 million) for the nine months ended September 30, 2022. In 2023, capital expenditures totaled ($0.2 million), partially offset by the recovery of non-current deposits of $0.1 million. In 2022, capital expenditures accounted for nearly all of our investing activities. Capital expenditures during the 2022 period were higher than in 2023 and largely related to system upgrades and transitioning our Data and Analytics Services segment to our Oracle Cloud platform.

Cash flows (used in) financing activities:

Cash (used in) financing activities for the nine months ended September 30, 2023 totaled ($1.5 million) and consisted of ($1.1 million) of term loan repayments and the purchase of treasury shares under our share repurchase program of ($0.6 million), partially offset by $0.2 million related to proceeds from the issuance of shares of common stock under the Employee Stock Purchase Plan. Cash (used in) financing activities for the nine months ended September 30, 2022 totaled ($9.4 million) and consisted of ($10.9 million) of term loan repayments, partially offset by $1.5 million related to the issuance of common stock applicable to the Company’s Employee Stock Purchase Plan and the exercise of stock options.

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

In addition, refer to “Item 1A. Risk factors” in our 2022 Annual Report on Form 10-K for a discussion about risks that inflation directly or indirectly may pose to our business

Seasonality:

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

Interest Rates

As of September 30, 2023, we had no outstanding borrowings under our Credit Agreement with PNC Bank — Refer to Note 8 – “Credit Facility” in the Notes to Condensed Consolidated Financial Statements, included herein.

Currency Fluctuations

The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s subsidiary in Canada is the U.S. dollar because the majority of its revenue is denominated in U.S. dollars. The functional currencies of the Company’s Indian and European subsidiaries are the local currency of the location of such subsidiary. The results of operations of the Company’s Indian and European subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian and European subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Condensed Consolidated Statements of Operations, and have not been material for all periods presented. A hypothetical 10% increase or decrease in overall foreign currency rates in the first nine months of 2023 would not have had a material impact on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our Common Stock repurchased during the quarter ended September 30, 2023 is set forth in the following table:

Period	Total Number of Shares Purchased (1)	Average Price per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (1)
July 1, 2023 — July 31, 2023	—	$—	—	437,639
August 1, 2023 — August 31, 2023	—	$—	—	437,639
September 1, 2023 — September 30, 2023	—	$—	—	437,639

Total	—	$—	—	437,639

(1)

On February 8, 2023, the Company announced that the Board of Directors authorized a share repurchase program of up to 500,000 shares of Common Stock over a two-year period. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Board of Directors. The Company did not repurchase any shares of its Common Stock during the quarter ended September 30, 2023.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of November, 2023.

MASTECH DIGITAL, INC.

November 13, 2023	/s/ VIVEK GUPTA
Vivek Gupta Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer
(Principal Financial Officer)