Form 10-K
period 2023-12-31
Mastech Digital, Inc.
filed 2024-03-15
CIK 1437226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by
non-affiliates
of the registrant as of June 30, 2023 (based on the closing price on such stock as reported by NYSE American on such date) was $32,173,000.
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of March 1, 2024 was 11,612,185.
Auditor Firm ID: 1195 Auditor Name: UHY LLP Auditor Location: Farmington Hills, Michigan
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for May 15, 2024 to be filed with the Commission, are incorporated by reference into Part III of this Annual Report on Form
10-K.

MASTECH DIGITAL, INC.

2023 FORM 10-K

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

Factors or events that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

•	changes in general U.S. and global economic conditions and economic conditions in the industries in which we operate;

•	social, political, and economic instability, unrest, significant changes, and other circumstances beyond our control, including circumstances related to changes in the U.S. political landscape;

•	the severity and duration of the COVID-19 pandemic;

•	our ability to retain existing clients and obtain new clients;

•	changes in competitive conditions;

•	our ability to introduce new service offerings;

•	availability of and retention of skilled technical employees and key personnel;

•	technological changes;

•	changes in accounting standards, rules and interpretations;

•	the terminability of many of our contracts without penalty to our clients;

•	changes in immigration laws, patterns and other factors related to visa holders;

•	liabilities and unanticipated developments resulting from litigations, regulatory investigations and similar matters;

•	fluctuations due to currency exchange rate variations;

•	changes in other U.S. laws, rules and regulations, including the Internal Revenue Code;

•	changes in India’s geopolitical environment, laws, rules and regulations;

•	the impact and success of new acquisitions;

•	management’s ability to identify and manage risks;

•	the outbreak of any highly infectious or contagious diseases or the occurrence of other health epidemics or other outbreaks that disrupt business and day-to-day activities;

•	breach of our systems due to a cybersecurity attack;

•	changes in privacy and information security laws, regulations and policies;

•	seasonal weather conditions, climate change and severe weather; and

•	the escalation of conflicts in the Middle East and Ukraine and the occurrence or escalation of other global conflicts.

ITEM 1.	BUSINESS

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

Our Data and Analytics Services segment delivers specialized data management, data engineering, customer experience consulting, data analytics and cloud services to customers globally. Each of these services can be delivered using on-site and offshore resources.

Our IT Staffing Services segment combines technical expertise with business process experience to deliver a broad range of services in digital and mainstream technologies. Our digital technology services include data management and analytics, cloud, mobility, social and automation. Our Digital Transformation services also include staffing and project-based services around digital learning. Our mainstream technologies services include business intelligence / data warehousing; web services; enterprise resource planning & customer resource management; and e-Business solutions. We work with businesses and institutions with significant IT-spend and recurring staffing needs. We also support smaller organizations with their “project focused” temporary IT staffing requirements. Additionally, we provide offshore staffing services to our U.S.-based clients and local offshore clients, and recently added engineering staffing services to our portfolio of service offerings.

Sales and marketing of our services are handled by separate and distinct sales organizations within each of our two business segments. Our data and analytics services are marketed through 1) account executives who largely focus on new business development; and 2) technical relationship managers (principals) who focus on growing strong relationships within existing clients. Both account executives and technical relationship managers reside in the U.S., Canada, India and the U.K.

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

History and Developments

Historically, we operated as the former Professional Services segment of iGATE Corporation (“iGATE”). Mastech Digital, Inc. (f/k/a Mastech Holdings, Inc.) was incorporated in Pennsylvania as a wholly-owned subsidiary of iGATE on June 6, 2008, in anticipation of our spin-off from iGATE. On September 30, 2008, the Company was spun-off from iGATE and began operating as an independent public company. Together with our operating subsidiaries, we have over 36 years of history as a reliable provider of IT staffing services.

Established in 1986, our business model focused on importing global IT talent to the U.S. to meet the growing demand for IT professionals. In the early 2000s, the demand for IT professionals declined, and the supply of IT resources quickly exceeded a declining demand. No longer was there a need to recruit abroad for technology talent, as supply was abundant in the U.S. Accordingly, we retooled our recruiting model to focus on the recruitment of U.S.-based IT talent. Given our extensive experience with the H1-B visa process, part of our recruiting efforts focused on attracting H1-B visa holders present in the U.S. at the time. This approach gave us access to a larger and differentiated recruiting pool when compared to many of our competitors.

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

In 2020, we launched a new service offering in our IT Staffing Services segment branded as MAS-REMOTE. This new offering allows clients to transcend beyond self-imposed geographical boundaries to gain access to top talent in the U.S. and Canada and reflects learnings from the COVID-19 pandemic that remote workers can be equally or more effective. Also in 2020, we completed the acquisition of AmberLeaf Partners, Inc., (“AmberLeaf”), which enhanced our Data and Analytics Services segment’s capabilities with its expertise in customer experience consulting and managed services.

In 2021, we added cloud service capabilities to our Data and Analytics Services segment and expanded our IT Staffing Services segment’s MAS-REMOTE offering to include offshore staffing services.

In 2022, we established a new subsidiary in NOIDA, India to support our offshore staffing services business.

In late 2023, we expanded our services offerings to include engineering staffing services.

Operating Segments

Our revenues are generated from two business segments: Data and Analytics Services and IT Staffing Services. Details related to these two businesses are discussed separately below, while information about our employees, differentiators, intellectual property rights and various other aspects of our business is shown in the aggregate for Mastech Digital, Inc.

Data and Analytics Services

Our Data and Analytics Services segment began with the acquisition of InfoTrellis, Inc.’s service business in July 2017. InfoTrellis, Inc. was founded by the engineering principals behind IBM’s Master Data Management (“MDM”) products and Informatica’s Customer 360 code-base. This acquisition provided Mastech InfoTrellis with a solid foundation upon which to build, as we acquired a business with one of the largest concentrations of technology-agnostic data management expertise in the marketplace. With our October 2020 acquisition of AmberLeaf, we gained complementary capabilities in customer experience consulting and managed services, as well as a sizeable roster of existing clients.

Today, professional service firms have increasingly focused their efforts on partnering with their clients on enterprise-wide Digital Transformation. Organizations that are not digitally-native are facing increased pressure to modernize the way they operate to remain competitive within their industry. The landscape of Digital Transformation providers is constantly changing with new entrants. There is constant positioning and re-positioning of existing providers to claim new and niche spaces within the transformation arena. Additionally, the components of “Digital Transformation” are open to interpretation. While there continues to be large scale discussion and a lack of consensus on what constitutes Digital Transformation, there is a general view that, at the core of the transformation is Data Modernization — migration from legacy platforms, processes and strategies to new, dynamic, cloud-based approaches that focus on solving business problems and driving business outcomes.

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

•

Our Marketing team is responsible for designing inbound and outbound campaigns around data and business value, for dissemination through our omni channels and industry publications. Our Marketing team also works with our experts and thought leaders to create and disseminate data management, data engineering and data science thought leadership articles and white papers.

•	Our Inside Sales team is responsible for operating integrated email and voice-based outbound marketing campaigns targeted at specific industries and functional populations, on an ongoing basis.

•

Our onshore team of Principals and Client Partners is responsible for building buyer relationships with prospects and leads, and for converting those conversations into value-positive revenue generating engagements.

•	Our typical credit terms require our invoices to be paid within 45 to 60-days of receipt by the client.

In addition to the above, our Partner / Alliance Relationships (such as those we have with IBM, Informatica and Oracle, among others) also provide us with a significant pipeline of opportunities and new business. Furthermore, prospective clients reach us through referrals from our existing client base, our reputation in the data & analytics domain, and through our industry partners.

Once engaged with a prospect, our approach to value-delivery starts with the definition of a discrete business problem. We then master and manage our clients’ data and develop data products and deploy purpose-

built advanced analytics, machine learning, and artificial intelligence, to deliver greater business velocity, significant cost reduction, and greater corporate resilience.

Our Practices

Mastech InfoTrellis builds a strong data foundation that delivers significant business value. Our expertise and technology practice stretches across four key domain areas.

Data-in-Motion:

We create connected and modern data systems with seamless data flow through:

•	Agile engineering: delivering efficient and scalable code through agile development practices;

•	Trusted data: ensuring data integrity through robust quality assurance processes;

•	Streamlined integration: enabling seamless data integration with a composable architecture and automation; and

•	Data visibility: providing comprehensive data observability for monitoring and validating data ecosystems.

Data-as-an-Asset:

We bridge data acquisition and activation with better data management through MDM, Data Governance, Data Privacy, and Data Warehousing solutions.

•	Our approach focuses on understanding business use cases and designing technology solutions that directly address the end objectives.

•	We collaborate with industry-leading data-focused technology providers, offering tailored solutions for unique business and technical needs.

•	Our vast experience in developing MDM platforms and our partnerships with data-focused software firms provide us with a deep understanding of the technology landscape.

Data Activation:

We unlock insights for better business decision-making through:

•	Gap-to-goal roadmaps: We help address the gaps that hinder business goals, with technology-agnostic roadmaps and guide clients toward desired outcomes.

•	Tailored technology solutions: With experience in over two thousand implementations, we customize solutions that blend out-of-the-box functionalities with custom features.

•	Seamless integrations: Our experts excel at integrating sales, service, marketing, and BI platforms, for seamless data flow and efficient operations.

•	Empowering expertise: Post implementation, we equip clients with skills to maintain and leverage tools, manage administration, streamline business processes.

Analytics, AI, and Data Sciences:

We drive informed decision-making with modern statistical techniques and analytics with a strong focus on:

•	Domain expertise: With cutting-edge techniques and industry knowledge, we derive valuable insights, predictions, and actionable strategies from client data.

•	Holistic data strategy: We develop data strategies that encompass governance, acquisition, quality, and integration, laying a foundation for effective data-driven decision-making.

•	Scalable and efficient: Leveraging scalable technologies and architectures, we handle increasing data volumes and evolving needs while providing high-performance and timely insights.

•	ROI and business impact: Our data-driven strategies align with client key performance indicators and help unlock cost savings, impact revenue growth, and increase process efficiencies.

Geographic and Vertical Focus

Mastech InfoTrellis’ primary customer geographies are in North America; however, we have customers and prospects in Europe and the Asia-Pacific region. Our target clients are largely corporations with revenues exceeding $1 billion and include Fortune 500 organizations. Our typical project size, excluding our multi-year Center of Excellence contracts, is in the $500,000 to $2.5 million range depending on the scope and duration of the engagement. Our Center of Excellence contracts generally range from $4 million to $83 million. From a vertical perspective, customers in the financial services, retail, healthcare, manufacturing and government segments are significant users of our services. Below is a breakdown of customer revenue percentages for each industry vertical in 2023:

Financial Services	35%	Retail	16%
Healthcare	22%	Government	4%
Manufacturing	18%	Other	5%

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

While our primary focus is on contract IT staffing and Digital Transformation services, we also provide permanent placement services for our clients when opportunities arise. Permanent placement revenues have historically represented approximately 1% of our total revenues. In late 2023, we expanded our staffing services to include an engineering service offering. In 2023, engineering revenues were less than 1% of total revenues.

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

Selling is conducted through account executives utilizing a sales model which is desirable to our clients’ needs. For clients with a need to supplement their own abilities to attract highly qualified temporary IT personnel and prefer a low-touch sales model, such as integrator and staffing clients, we generally deploy a centralized telesales model, complemented with client visits. We supplement these domestic sales efforts through our sales organization in India, whose account executives target smaller IT staffing clients utilizing a cost-effective offshore telesales model. For end-user clients, who typically prefer a higher-touch sales model, we generally utilize a branch service model which deploys sales and recruitment resources locally, or regionally, in select geographies within the U.S. Account executives generally are responsible for a combination of new business development efforts and expanding existing client relationships. Account executives at our branch operations call on, and meet with, potential new customers and are also responsible for maintaining existing client relationships within their geographic territory. These account executives are generally paired with recruiters and both receive incentive compensation based on revenue generation activities using a localized sales and recruitment model.

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

Recruiting

We operate several small recruiting centers located in the U.S. and one significantly larger facility in NOIDA, India, that deliver a full range of recruiting and sourcing services. Our centers employ approximately 200 recruiters and sourcers who focus on recruiting U.S.-based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests faster than the competition is critical for success in our industry as most staffing firms access the same candidate pool via job boards and websites. The combination of our offshore recruiting capabilities, investment in sourcing and recruiting processes, expanded search coverage, around-the-clock sourcing, and extensive candidate pool, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

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

IT Staffing — Digital Technologies

Recognizing that a new breed of IT professionals adept in digital technologies is in high demand, we enhanced our recruitment capabilities to focus on digital technology skill sets. Today, Mastech Digital provides its clients with the ability to secure skill sets that encompass social, mobile, analytics, cloud-based technologies and automation. IT staffing for digital technologies is growing much faster than mainstream technologies, a trend that is expected to continue into the future. Digital technologies include the following areas:

•	Social Analytics

•	Social Blogging

•	Social Campaign Management

•	Enterprise Mobility Strategy

•	Mobile Application Development

•	Artificial Intelligence
•	Data Engineering

•	Data Analytics

•	Data Science

•	Cloud Strategy

•	Cloud Implementation and Support

•	Machine Learning

IT Staffing — Mainstream Technologies

A large part of our business today comes from IT staffing services around mainstream technologies. We provide services and have strategic relationships in many high-demand mainstream technology areas. Our IT professionals help design, develop, integrate, maintain and support mainstream technologies in the following areas:

•	Mainframes

•	Databases

•	Middleware

•	Enterprise Systems

•	SoA and Web Services

•	Verification and Validation
•	Project Management

•	Open Source (JAVA)

•	Data Warehousing

•	Microsoft (C, .NET, SQL)

•	IT Administration

•	IT Helpdesk and Support

•	Business Analysis

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

Geographic Presence & Industry Verticals

All of our IT staffing services revenues are generated from services provided in the U.S. We market our services on a national basis and have the ability to provide services in all 50 U.S. States. Our geographical concentration tends to track major client locations, such as California, Texas, Pennsylvania and Virginia, and in large metropolitan areas such as Chicago and New York City.

We provide these services across a broad spectrum of industry verticals, including: financial services, government, healthcare, manufacturing, retail, technology, telecommunications and transportation. Below is a breakdown of our IT Staffing billable consultant base by industries that represented at least 5% of our billable consultants as of December 31, 2023:

Financial Services	48%	Telecom	6%
Technology	10%	Retail	4%
Healthcare	9%	Other	15%
Government	8%

Mastech Digital, Inc.

Employees

At December 31, 2023, we had 841 North American employees and 556 employees offshore, in addition to 251 subcontracted professionals. None of our employees are subject to collective bargaining agreements governing their employment with our Company. We employ our consultants on both an hourly and salary basis. A large portion of our salaried employees is H1-B visa holders. We believe that we enjoy a good reputation within the H1-B visa community, which allows us to access a very broad candidate pool. The majority of our hourly employees are U.S. citizens. On average, we maintain a balanced composition of salaried and hourly employees. We believe that our employee relations are good.

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

Expertise in high-demand Digital Transformation IT skills

In our Data and Analytics Services segment, we have strong expertise in data management, data engineering, analytics and customer experience consulting — both in North America as well as offshore. Additionally, we have considerable industry experience by serving some of the world’s most-respected brands in financial services, manufacturing, retail and healthcare.

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

Experienced management team

Several senior managers of our Data and Analytics Services business were part of the original thought leaders in the Master Data Management space, which lends significant credibility to this segment’s Master Data service offerings. Our IT staffing management team is comprised of business leaders with deep industry experience, is a unique blend of executives with significant Mastech Digital experience and others who have held leadership roles in other companies. We believe this talent, together with combined experience across a variety of industries, allows us to capitalize on the positives of our existing business models and, at the same time, improve our service offerings, internal processes and long-term strategy for future growth.

Reportable Financial Segments

The Company has two reportable segments in accordance with Accounting Standards Codification (“ASC”) Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. Refer to Note 16 “Business Segments and Geographic Information” to our Consolidated Financial Statements included in Item 8 herein for information about our two reportable segments.

Government Regulation

We recruit IT professionals on a global basis from time to time and, therefore, must comply with the immigration laws in the countries in which we operate. As of December 31, 2023, approximately 37% of our employee workforce was working under Mastech Digital sponsored H1-B temporary work visa. Statutory law limits the number of new H1-B petitions that may be approved in a fiscal year to enter the U.S. Legislation could be enacted limiting H1-B visa holders’ employment with staffing companies. In recent years, the vast majority of our H1-B hires were not subject to the annual quota limiting H1-B visas because they were already in the U.S. under H1-B visa status with other employers. Additionally, the U.S. Congress has considered, and may consider in the future, extensive changes to U.S. immigration laws regarding the admission of high-skilled temporary and permanent workers and increases in prevailing wage related to H1-B employees. Such changes, if enacted, may impact the types of H1-B temporary work visas that could be granted, the number of available H1-B temporary work permits, or the required prevailing wage that we are required to pay our H1-B employees, which in turn may have a negative impact on our revenues and profits.

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

The COVID-19 pandemic and efforts to control its spread significantly curtailed the movement of people and goods and services worldwide in regions where we sell our services and conduct our business operations. The pandemic resulted in a global slowdown of economic activity, including travel restrictions and prohibitions of non-essential activities in some cases. Our revenues and operations were affected by a range of external factors related to the COVID-19 pandemic in 2020 and to a lesser extent in 2021, 2022 and 2023. Although we believe the immediate impact of the COVID-19 pandemic has been assessed and largely reflected in our 2023 financial results, the long-term magnitude and duration of the disruption and resulting decline in business activity is still highly uncertain and cannot be predicted. Furthermore, COVID-19 variants and efforts to control their spread could still continue to adversely affect our business, impact the demand for our services and alter the way we conduct our business, and we cannot predict the magnitude or duration of these effects.

To the extent the COVID-19 pandemic or the efforts taken to control its spread or the spread of COVID-19 variants adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Because developments concerning the COVID-19 pandemic and the spread of COVID-19 variants have been and continue to be constantly evolving, additional impacts and risks may arise that we are not aware of or that we may not be able to appropriately or timely address.

Lack of success in recruitment and retention of IT and data and analytics professionals may decrease our revenues and increase the costs needed to maintain our workforce.

Our business involves the delivery of professional services and is labor-intensive. Our success depends upon our ability to attract, develop, motivate and retain highly skilled professionals who possess the skills and experience necessary to deliver our services. Qualified IT and data and analytics professionals are in demand worldwide and are likely to remain a limited resource for the foreseeable future. There can be no assurance that these qualified professionals will be available to us in sufficient numbers, or that we will be successful in retaining current or future employees. Failure to attract and retain qualified professionals in sufficient numbers may have a material adverse effect on our business, operating results and financial condition. Historically, we have done much of our recruiting from outside of the country where the client work is performed. Accordingly, any perception among our IT professionals, whether or not well founded, that our ability to assist them in obtaining temporary work visa and permanent residency status has been diminished, could lead to significant employee attrition. Any significant employee attrition will increase expenses necessary to replace and retrain our professionals and could decrease our revenues if we are not able to provide sufficient numbers of these resources to our clients.

We may have difficulty maintaining client relationships if the trend towards utilizing Managed Service Providers (“MSPs”) continues.

Within our IT Staffing Services segment, many large users of staffing services are employing MSP’s to manage their contractor expenses in an effort to drive down overall costs. MSP clients represented approximately

32% of our overall 2023 revenues and has been largely flat in recent years. The general impact of this shift towards the MSP model has been to lower our gross margins. Should this trend towards utilizing the MSP model continue, it is likely that our gross margins will be pressured in the future. In addition, if large users of staffing services continue to employ MSPs, the relationship between us and those large users may be primarily conducted through MSPs, in which case we may have difficulty maintaining those client relationships because the MSP model uses the MSP as an intermediary between the staffing service provider and the end-user, and reduces our direct contact with the end-user.

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

Our multi-year Center of Excellence service offering may be early terminated with a short notice from the client, which could materially impact our backlog and adversely affect our business and future revenues.

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

Our revenues are highly dependent on clients located in North America, as well as clients concentrated in certain industries. Economic slowdowns, changes in law and other restrictions or factors that affect the economic health of these industries may affect our business. For the year ended December 31, 2023, approximately 53% of our revenues were derived from our top ten clients and approximately 50% of revenues came from financial services clients. Consequently, if our clients reduce or postpone their spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the rate of economic growth may reduce the demand for our services and negatively affect our revenues and profitability.

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

At December 31, 2023, we had no outstanding borrowings under our Credit Agreement with PNC Bank and certain other lenders (the “Credit Agreement”) and unused borrowing capacity of $22.5 million under the revolving credit facility established by the Credit Agreement. Our level of indebtedness (which may increase) could have important consequences on our future operations, including the following:

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

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and general economic conditions;

•	placing us at a competitive disadvantage to our competitors that have less debt or are less leveraged;

•	increasing our vulnerability to the impact of adverse economic and industry conditions; and

•	limiting our ability to execute on our existing share repurchase program.

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

If we are in default under the Credit Agreement due to our inability to make the required payments, or if we otherwise fail to comply with the financial and other covenants contained therein, all of our debt thereunder could be accelerated and the lenders under our Credit Agreement could be permitted to foreclose on our assets securing such debt.

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

A significant number of organizations is attempting to migrate their IT business applications to advanced technologies, such as artificial intelligence, cloud services, data scientists, mobility, and social analytics. As a result, our ability to remain competitive depends on several factors, including our ability to develop, train and hire employees with skills in advanced technologies. Our failure to hire, train and retain employees with such skills could have a material adverse impact on our future revenues.

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

We may face data protection, data security, and privacy risks in connection with privacy regulation.

Strict data privacy laws regulating the collection, transmission, storage and use of employee data and consumers’ personally identifying information are evolving in the U.S. and other jurisdictions in which we operate. These laws impose compliance obligations for the collection, use, retention, security, processing, transfer and deletion of personally identifiable information of individuals and creates enhanced rights for individuals. These changes in the legal and regulatory environments in the areas of customer and employee privacy, data security, and cross-border data flows could have a material adverse effect on our business, primarily through the impairment of our marketing and transaction processing activities, the limitation on the types of information that we may collect, process and retain, the resulting costs of complying with such legal and regulatory requirements and potential monetary forfeitures and penalties for noncompliance.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data center and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Our hybrid work-from-home business model may heighten risks of security breaches. Despite having implemented security measures to address risks of security breaches, we experienced a cybersecurity breach in 2022 involving a single employee email account and which indirectly impacted two Mastech InfoTrellis clients. We incurred an expense charge of $450,000 in 2022 related to this event, which included the cost of engaging external advisors. While we adopted certain remedial measures as a result of this incident, our information technology and infrastructure may still be vulnerable to security breaches and other disruptions, including attacks by hackers, or breaches due to employee error, malfeasance or other disruptions. Any such breach or disruption could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, and damage our reputation, and cause a loss of confidence in our services, which could adversely affect our operating results and competitive position. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any breaches of our networks.

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

Should we experience a disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, security breach, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience near-term operational challenges with regard to particular areas of our operations. In particular, our ability to recover from any disaster, pandemic or other business continuity problem will depend on our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster. A disaster or pandemic, on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster, pandemic or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability. For example, the COVID-19 pandemic and governmental actions taken to curtail the spread of the virus had an impact on our employees, customers and third-party providers and impacted the level of economic activity. Any such disaster or other business continuity problem could have a material adverse impact on our revenues and profitability.

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

We recruit IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the U.S. As of December 31, 2023, approximately 37% of our employee workforce was working under Mastech Digital sponsored H1-B temporary work visas. Applicable law limits the number of new H1-B petitions that may be approved in a fiscal year, and if we are unable to obtain H1-B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. Additionally, legislation could be enacted limiting H1-B visa holders’ employment with staffing and data analytics companies, which could result in reduced revenues and/or a higher cost of recruiting.

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

We utilize individuals to provide certain services in connection with our business as qualified third-party independent contractors rather than as direct employees. As of December 31, 2023, approximately 15% of our workforce were independent contractors. Heightened state and federal scrutiny of independent contractor relationships could adversely affect us given that we utilize independent contractors to perform certain services. An adverse determination related to the independent contractor status of these subcontracted personnel could result in substantial taxes or other liabilities to us, which could result in a material adverse effect upon our business.

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

The U.S. Congress, the Biden administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U. S. policy have occurred and further U.S. policy changes are possible, if not likely. Changes to U.S. policy implemented by the U.S. Congress, the Biden administration or any new administration may impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Adverse results in tax audits or interpretations of tax laws could have an adverse impact on our business.

We are subject to periodic federal, state and local tax audits for various tax years. We also need to comply with new, evolving or revised tax laws and regulations. The Tax Cuts and Jobs Act of 2017 continues to require interpretation, and a new administration could modify key aspects of the tax code, which could materially affect our tax obligations and effective tax rate. Although we attempt to comply with all taxing authority regulations, adverse findings or assessments made by taxing authorities as the result of an audit could have a material adverse effect on our business, results of operations and financial condition.

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

Sunil Wadhwani and Ashok Trivedi, co-founders of the Company, beneficially own approximately 59% of Mastech Digital’s outstanding common stock as of December 31, 2023. Accordingly, Messrs. Wadhwani and Trivedi together have sufficient voting power to elect all the members of the Board of Directors and to effect transactions without the approval of our other shareholders, except for those limited transactions that require a supermajority vote under our bylaws or articles of incorporation. The interests of Messrs. Wadhwani and Trivedi may from time to time diverge from our interests. Mastech Digital’s Audit Committee consists of independent directors and addresses certain potential conflicts of interest and related party transactions that may arise between us and our directors, officers or our other affiliates. However, there can be no assurance that any conflicts of interest will be resolved in our favor.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

Mastech Digital, Inc. recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

The Company has strategically integrated cybersecurity risk management into its broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. In 2022, we improved this integration by hiring a senior executive to assume the responsibilities of both the Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”) roles within our organization. Thus, our risk management team is 100% aligned to our IT department to continuously evaluate and address cybersecurity risks within the Company’s business objectives and operational needs.

Engage Third-parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, Mastech Digital, Inc. engages with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third parties includes regular audits, threat assessments, and consultation on security enhancements. We have recently partnered with a cybersecurity company that specializes in third party-vendor risk management.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, Mastech Digital, Inc. implements stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes quarterly assessments by our CIO / CISO and on an ongoing basis by our security engineers. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from Cybersecurity Threats

During 2022, we experienced a cybersecurity breach involving a single employee email account which indirectly impacted two Mastech InfoTrellis clients. Our security team identified the point of entry, decommissioned the affected laptop and email address, and changed email logins and passcodes for this email account. As a result of this incident, we engaged external advisors to validate our findings and remedial action steps. As part of this engagement, these advisors assisted us with a forensic analysis to determine whether any personally identifiable information (“PII”) was compromised as a result of this breach. For any such PII data determined to have been compromised, our advisors assisted us in determining the appropriate compliance steps.

Governance

The Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board has established robust oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence.

Board of Directors Oversight

The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of board members with diverse expertise including risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

Management’s Role Managing Risk

Our CIO / CISO and the Chief Executive Officer (“CEO”) play a pivotal role in informing the Audit Committee on cybersecurity risks. They provide comprehensive briefings to the Audit Committee on a regular basis, with a minimum frequency of twice per year. These briefings encompass a broad range of topics, including:

•	Current cybersecurity landscape and emerging threats;

•	Status of ongoing cybersecurity initiatives and strategies;

•	Incident reports and learnings from any cybersecurity events; and

•	Compliance with regulatory requirements and industry standards.

In addition to our scheduled meetings, the Audit Committee, CIO / CISO and CEO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive. The Audit Committee actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of Mastech Digital, Inc. The Board of Directors conducts an annual review of the company’s cybersecurity posture and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.

Risk Management Personnel

Primary responsibility for assessing, monitoring, and managing our cybersecurity risks rests with our CIO / CISO, Mr. Philippe Bourdon. With over 20 years of experience in the field of cybersecurity, Mr. Bourdon brings a wealth of expertise to his role as the Company’s CIO / CISO. His background includes extensive experience as an enterprise CISO and is well-recognized within the industry. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our CIO / CISO oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our employee training program.

Monitor Cybersecurity Incidents

The CIO / CISO is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The CIO / CISO implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the CIO / CISO is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

The CIO / CISO, in his capacity, regularly informs the Chief Financial Officer (CFO); our General Counsel; as well as the Chief Executive Officer (CEO) of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing Mastech Digital, Inc. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Board of Directors, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

ITEM 2.	PROPERTIES

Information regarding the principal properties leased by us and our subsidiaries as of December 31, 2023 is set forth below:

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

On March 1, 2024, we had 119 registered holders of record of our common stock. This figure excludes an estimate of the indeterminate number of beneficial holders whose shares may be held by brokerage firms and clearing agencies. We currently do not pay recurring dividends on our common stock.

On February 8, 2023, the Company announced that the Board of Directors had authorized a share repurchase program of up to 500,000 shares of the Company’s common stock over a two-year period. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Board of Directors. During the year ended December 31, 2023, the Company repurchased 67,699 shares of common stock at an average price of $9.10 per share under this program. Additionally, we do, from time to time, purchase shares to enable employees to satisfy their tax obligations related to the vesting of restricted stock, in accordance with the provisions of the Company’s Stock Incentive Plan, as amended. During 2023 and 2022, the Company did not purchase any shares to satisfy such employee tax obligations.

A summary of our common stock repurchased during the quarter ended December 31, 2023 is set forth in the following table:

Period	Total Number of Shares Purchased (1)	Average Price per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (1)
October 1, 2023 — October 31, 2023	—	$—	—	437,639
November 1, 2023 — November 30, 2023	5,338	$8.49	5,338	432,301
December 1, 2023 — December 31, 2023	—	$—	—	432,301

Total	5,338	$8.49	5,338	432,301

(1)	The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2023, other than through this publicly announced repurchase program.

In October 2018, the Board of Directors of the Company approved the Mastech Digital, Inc. 2019 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is intended to meet the requirements of Section 423 of the Code and required the approval of the Company’s shareholders to be qualified under Section 423 of the Code. On May 15, 2019, the Company’s shareholders approved the Stock Purchase Plan. Under the Stock Purchase Plan, 600,000 shares of common stock (subject to adjustment upon certain changes in the Company’s capitalization) are available for purchase by eligible employees who become participants in the Stock Purchase Plan. The purchase price per share is 85% of the lesser of (i) the fair market value per share of common stock on the first day of the offering period, or (ii) the fair market value per share of common stock on the last day of the offering period. For the year ended December 31, 2023 and December 31, 2022, stock purchases under the Stock Purchase Plan totaled 25,646 and 23,789 shares at an average purchase price of $8.03 and $11.53, respectively. At December 31, 2023, there were 466,919 shares available for purchases under the Plan.

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

We operate in two reporting segments — Data and Analytics Services and IT Staffing Services. Our data and analytics services are marketed on a global basis under the brand “Mastech InfoTrellis” and are delivered largely on a project basis with on-site and offshore resources. These capabilities and expertise were acquired through our acquisition of InfoTrellis and enhanced and expanded subsequent to the acquisition. In October 2020, we acquired AmberLeaf Partners, Inc. (“AmberLeaf”), a Chicago-based customer experience consulting firm. This acquisition enhanced our capabilities in customer experience strategy and managed services offerings for a variety of Cloud-based enterprise applications across sales, marketing and customer services organizations. Our IT staffing business combines technical expertise with business process experience to deliver a broad range of staffing services in digital and mainstream technologies, as well as our other Digital Transformation services.

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

Economic Trends and Outlook

Generally, our business outlook is highly correlated to general North American economic conditions, particularly with respect to our IT Staffing Services segment. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing global economy, demand for our services tends to decline. With economic expansion in 2010 through 2019 activity levels improved. However, as economic conditions strengthened, we experienced increased tightness in the supply side (skilled IT professionals) of our businesses. These supply-side challenges pressured resource costs and to some extent gross margins. As we entered 2020, we were encouraged by continued growth in the domestic job markets and expanding U.S. and global economies. However, with the COVID-19 pandemic surfacing in the first quarter of 2020, we realized that economic growth would quickly turn into recessionary conditions, which had a material impact on activity levels in both of our business segments. In 2021, we were encouraged by the global roll-out of vaccination programs and signs of economic improvement, however, the proliferation of COVID-19 variants have caused some uncertainty and disruption in the global markets. In 2022 and 2023, COVID-19-related concerns seemed to subside, however, increased inflation, challenges in the financial sector related to increasing interest rates, and concerns about a possible recession created much uncertainty and impacted demand for our services in the second half of 2022 and the entire year of 2023. Entering 2024, while economic conditions in North American have shown signs of improvement, a level of uncertainty remains with respect to inflation and the potential of escalations of existing conflicts in the Middle East and Ukraine. Currently, it’s difficult to predict how market conditions are going to unfold over the course of 2024 and beyond.

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

Within our IT Staffing Services segment, a larger portion of our revenues has come from strategic relationships with systems integrators. Additionally, many large end users of IT staffing services are employing MSP’s to manage their contractor spending. Both of these dynamics may pressure our IT staffing gross margins in the future.

Recent growth in advanced technologies (social, cloud, analytics, mobility, automation) is providing opportunities within our IT Staffing Services segment. However, supply side challenges have proven to be acute with respect to many of these technologies.

Results of Operations

We operate and report our business in two reporting segments — Data and Analytics Services and IT Staffing Services.

Below is a tabular presentation of revenues and gross profit margins by segment for the periods discussed:

Revenues & Gross Margin by Segment

(Revenues in millions)

	Years Ended December 31,
Revenues	2023	2022	2021
Data and Analytics Services	$34.4	$40.6	$38.3
IT Staffing Services	166.7	201.6	183.7

Total Revenues	$201.1	$242.2	$222.0

Gross Margin %
Data and Analytics Services	43.5%	41.5%	48.4%
IT Staffing Services	21.6%	23.0%	22.3%

Total Gross Margin %	25.4%	26.1%	26.8%

Below is a tabular presentation of operating expenses by sales and marketing, operations, general and administrative, amortization of acquired intangible assets, employment-related claim, net of recoveries, goodwill impairment, severance expense, cybersecurity breach, revaluation of contingent consideration and acquisition transaction expense categories for the periods discussed:

Selling, General & Administrative (“SG&A”) Expense Details

(Amounts in millions)

	Years Ended December 31,
	2023	2022	2021
Data and Analytics Services Segment
Sales and Marketing	$6.5	$5.9	$6.2
Operations	1.3	2.3	2.6
General & Administrative	8.9	5.4	4.5

Subtotal Data and Analytics Services	$16.7	$13.6	$13.3

IT Staffing Services Segment
Sales and Marketing	$8.3	$9.5	$7.8
Operations	8.6	11.0	9.1
General & Administrative	13.1	12.5	11.2

Subtotal IT Staffing Services	$30.0	$33.0	$28.1

Amortization of Acquired Intangible Assets	$2.8	$3.0	$3.2
Employment-related Claim, net of Recoveries	3.1	—	—
Goodwill Impairment	5.3	—	—
Severance Expense	2.4	1.0	—
Cybersecurity Breach	—	0.4	—
Revaluation of Contingent Consideration	—	—	(2.9)
Acquisition Transaction Expenses	—	—	0.1

Total SG&A Expenses	$60.3	$51.0	$41.8

2023 Compared to 2022

Revenues

Revenues for the year ended December 31, 2023 totaled $201.1 million, compared to $242.2 million for the year ended December 31, 2022. This 17% decline in total revenues reflected a decrease in revenue of 15% in our Data and Analytics Services segment and a 17% revenue decrease in our IT Staffing Services segment. Both segments were impacted by economic uncertainty during the year.

Our Data and Analytics Services segment’s revenue declines were largely due to client spending reductions on existing projects and assignment delays on new order bookings. Bookings in 2023 totaled $42 million, of which $19 million was secured in the fourth quarter. Order bookings in 2022 approximated $36 million. With respect to 2023 bookings, several orders were multi-year assignments, which generate revenues over multiple reporting periods.

Our IT Staffing Services segment’s revenue decline was due to lower demand for our services as clients took a more conservative posture on spending, largely due to economic headwinds. Accordingly, our consultants-on-billing declined by 262-consultants in 2023 compared to a 53-consultant decrease in 2022. We ended 2023 with 946 consultants-on billing versus 1,208 consultants-on-billing at year-end 2022. Our average IT staffing bill rate for 2023 totaled $78.84 per hour compared to $80.64 per hour in 2022. This bill rate decline was due to lower rates on new assignments and was reflective of the type of skill sets that we deployed. Permanent placement / fee revenues totaled $0.8 million in 2023 compared to $2.1 million a year ago.

In both 2023 and 2022, we had one client that exceeded 10% of total revenues (CGI = 22.5% in 2023 and 22.2% in 2022, respectively). Our top ten clients represented 53% of total revenues in both 2023 and 2022. Additionally, our largest industry vertical, financial services, represented approximately 50% of total revenues in 2023 and 2022.

Gross Margin

Gross profit decreased to $51.0 million in 2023, compared to $63.2 million in 2022, a decrease of 19% on a year-over-basis. Gross profit as a percentage of revenue totaled 25.4% in 2023, compared to 26.1% in 2022.

Gross margins from our Data and Analytics Services segment were 43.5%, which was 200-basis points better than the 41.5% gross margins that we experienced in 2022. The improvement largely reflected better utilization in the 2023 period.

Gross margins in our IT Staffing Services segment were 21.6% in 2023 compared to 23.0% in 2022. This 140-basis point decline was due to lower permanent placement revenues in 2023 (80-basis point impact on gross margins) and higher medical claims related to our self-insured program in 2023 compared to 2022.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in 2023 totaled $60.3 million and represented 30.0% of total revenues, compared to $51.0 million or 21.1% of revenues in 2022. When excluding the amortization of acquired intangible assets, employment-related claim, net of recoveries, goodwill impairment and severance expenses in 2023, and the amortization of acquired intangible assets, the cybersecurity breach and severance expenses in 2022, the adjusted SG&A expenses related to operations, as a percentage of revenues was 23.2% in 2023 versus 19.2% in 2022. The increase in SG&A as a percentage of revenues, excluding these items mentioned above, was largely due to higher sales and executive staff expenses in the Data and Analytics Services segment, offset by lower variable expenses in our IT Staffing Services segment.

Fluctuations within SG&A expense components during 2023 compared to 2022 included the following:

•

Sales expense was $0.6 million lower in 2023 compared to the previous year. In the Data and Analytics Services segment, sales expense increased by $0.6 million due to an increase in sales staff and higher compensation expense in 2023. IT staffing sales expense decreased by $1.2 million and related to lower variable compensation and other variable expense items due to declining activity levels.

•

Operations expense decreased by $3.4 million compared to 2022. In our Data and Analytics Services segment, operations expense decreased by $1.0 million due to lower staff headcount. Operations expense in our IT Staffing Services segment decreased by $2.4 million in 2023, due to recruitment staff reductions and lower compensation and other variable expenses — both reflective of lower activity levels in 2023.

•

General & administrative expenses increased by $4.1 million in 2023 compared to 2022. Our Data and Analytics Services segment was responsible for $3.5 million of this increase due to higher executive staff and professional services expense related to an employment-related claim. The IT Staffing Services segment had higher general and administrative expenses in 2023 of $0.6 million compared to 2022, due to higher corporate-related expenses and an increase in cybersecurity expenditures.

•	Amortization of acquired intangible assets was $2.8 million in 2023 versus $3.0 million in 2022. The decline reflected certain intangible assets being fully amortized prior to 2023.

•	An employment-related claim expense, net of recoveries, totaled $3.1 million in 2023, compared to no expense in 2022.

•	A goodwill impairment charge totaled $5.3 million in 2023, compared to no impairment charge in 2022. The 2023 charge pertained to our Data and Analytics Services segment.

•	Severance expense totaled $2.4 million in 2023, compared to $1.0 million in 2022. Severance in both years largely related to executive leadership departures in our Data and Analytics Services segment.

•	Cybersecurity breach totaled $0.4 million in 2022, compared to no expense in 2023.

Other Income / (Expense) Components

In 2023, other income / (expense) consisted of net interest income of $319,000 and foreign exchange losses of ($75,000). In 2022, other income / (expense) consisted of interest expense of ($358,000) and foreign exchange gains of $650,000. The decline in interest expense and increase in interest income was largely due to no outstanding borrowings in 2023 and a higher balance of cash on hand in 2023. Net foreign exchange gains (losses) in 2023 compared to 2022 reflected exchange rate variations between the Indian rupee and the Canadian dollar compared to the U.S. dollar.

Income Tax Expense

Income tax expense (benefit) for 2023 was ($1.9 million) and represented an effective tax rate on pre-tax (loss) of (21.0%) compared to $3.8 million in 2022, which represented an effective tax rate on pre-tax income of 30.3%. The unfavorable 2023 effective tax rate was largely due to shortfalls in expected tax benefits on stock options and state income taxes.

2022 Compared to 2021

Revenues

Revenues for the year ended December 31, 2022 totaled $242.2 million, compared to $222.0 million for the year ended December 31, 2021. This 9% increase in total revenues reflected revenue growth of 6% in our Data and Analytics Services segment and a 10% revenue increase in our IT Staffing Services segment. In our Data and Analytics Services segment, revenues declined in the second half of the year due to the lack of new client activity. Bookings in 2022 approximated $36 million, a marked decline over 2021. Our IT Staffing Services segment had 10% revenue growth, despite a 53-consultant decrease during the year compared to a 198-consultant increase in 2021. The 2022 consultant decline largely occurred during the fourth quarter. We ended 2022 with 1,208 consultants-on-billing versus 1,261 consultants-on-billing at year-end 2021. Our average IT staffing bill rate for 2022 totaled $80.64 per hour, a 6.6% increase compared to $75.66 per hour in 2021. This bill rate increase was due to higher rates on new assignments and was reflective of the type of skill sets that we deployed. Permanent placement / fee revenues totaled $2.1 million in 2022, up 75% from a year ago.

In both 2022 and 2021, we had one client that exceeded 10% of total revenues (CGI = 22.2% in 2022 and 15.0% in 2021, respectively). Our top ten clients represented 53% of total revenues in 2022 compared to 48% of total revenues in 2021.

Gross Margin

Gross profit increased to $63.2 million in 2022, compared to $59.4 million in 2021, an increase of 6% on a year-over-basis. Gross profit as a percentage of revenue totaled 26.1% in 2022, compared to 26.8% in 2021. The decrease in our gross margin percentage was entirely related to our Data and Analytics Services segment as gross margins declined by 690-basis points largely due to poor utilization and lower margins on several longer-term assignments related to compensation increases. Gross margins in our IT Staffing Services segment were 23.0% in 2022, compared to 22.3% in 2021. This 70-basis point improvement was due to better margins on new assignments and higher permanent placement revenues in 2022.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in 2022 totaled $51.0 million and represented 21.1% of total revenues, compared to $41.8 million or 18.8% of revenues in 2021. When excluding the amortization of acquired intangible assets, severance expense, cybersecurity breach, revaluation of contingent consideration, and acquisition transaction expenses, the adjusted SG&A expenses related to operations, as a percentage of revenues was 19.2% in 2022 versus 18.6% in 2021. The increase in SG&A as a percentage of revenues, excluding these items mentioned above, was largely due to higher compensation and other variable expense increases in both of our business segments.

Fluctuations within SG&A expense components during 2022 compared to 2021 included the following:

•

Sales expense was $1.4 million higher in 2022, compared to the previous year. In the Data and Analytics Services segment, sales expense decreased by $0.3 million due to lower variable compensation expense in 2022. IT staffing sales expense increased by $1.7 million and largely related to higher compensation, marketing and business travel expenses.

•

Operations expense increased by $1.6 million compared to 2021. In our Data and Analytics Services segment, operations expense decreased by $0.3 million due to lower staff headcount. Operations expense in our IT Staffing Services segment increased by $1.9 million in 2022, largely due to higher recruitment staff and higher compensation and other variable expenses — both reflective of higher activity levels in the first half of 2022.

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

•	Amortization of acquired intangible assets was $3.0 million in 2022 versus $3.2 million in 2021. The decline reflected certain intangible assets being fully amortized in 2022.

•	Severance expense totaled $1.0 million in 2022 related to our Data Analytics Services Segment. No severance expense was incurred in 2021.

•	Cybersecurity breach totaled $0.4 million in 2022. There was no expense in 2021 for this item.

•	The revaluation of a contingent consideration liability totaled a credit of $2.9 million in 2021 related to the AmberLeaf acquisition. No contingent consideration revaluations occurred in 2022.

•	Acquisition transaction expense was $0 in 2022 and $0.1 million in 2021. The 2021 expense was related to an acquisition opportunity that was halted by us.

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

Income Tax Expense

Income tax expense for 2022 was $3.8 million and represented an effective tax rate on pre-tax income of 30.3%, compared to $4.7 million in 2021, which represented an effective tax rate on pre-tax income of 27.6%. The higher 2022 effective tax rate was due to an increase in our tax valuation allowance related to foreign net operating losses (NOL’s) in Singapore, Ireland and the UK and higher state income taxes.

Liquidity and Capital Resources

Financial Conditions and Liquidity

On December 31, 2023, we had a cash balance on hand of $21.1 million, no bank debt outstanding and approximately $22.5 million of borrowing capacity under our existing credit facility. In anticipation of rising interest rates, we elected to prepay term loans in 2022. During 2023, we paid off our final $1.1 million of term loans, in addition to funding $0.3 million of capital expenditures and $0.6 million of common stock repurchases under our 500,000 share repurchase program announced by our Board of Directors in the first quarter of 2023.

Historically, we have funded our business needs with cash generation from operating activities. In the data and analytics services and IT staffing services industries, investment in operating working capital levels (defined as current assets excluding cash and cash equivalents minus current liabilities, excluding short-term borrowings) is a significant use of cash. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash preservation. Our accounts receivable “days sales outstanding” measurement (“DSO”) at year-end 2023 improved to 53-days compared to 59-days at year-end 2022. The improvement in the DSO measurement in 2023 was largely due to a lower DSO measurement in our solution-based data and analytics services business.

Cash provided by operating activities, our cash and cash equivalent balances on hand at December 31, 2023 and current availability under our existing credit facility are expected to be adequate to fund our business needs over the next 12 months, absent any major acquisition-related activities.

Below is a tabular presentation of cash flow activities for the periods discussed:

	Years Ended December 31,
Cash Flows Activities	2023	2022	2021
	(Amounts in millions)
Operating activities	$16.0	$12.6	$5.2
Investing activities	(0.2)	(0.8)	(2.1)
Financing activities	(1.6)	(10.4)	(4.1)

Operating Activities

Cash provided by (used in) operating activities for the years ended December 31, 2023, 2022 and 2021 totaled $16.0 million, $12.6 million and $5.2 million, respectively. In 2023, cash flows from operating activities included a net (loss) of ($7.1 million), non-cash charges of $10.6 million and decreases in operating working capital of $12.5 million. In 2022, cash flows from operating activities included net income of $8.7 million, non-cash charges of $6.8 million and increases in operating working capital or ($2.9 million). In 2021, cash flows from operating activities included net income of $12.2 million, non-cash charges of $4.7 million and increases in operating working capital of ($11.7 million). The 2023 reduction in operating working capital was due to lower accounts receivable, reflecting significant revenue declines during the year. The 2022 increase in operating capital largely reflected a $2.3 million repayment of the COVID-19 payroll tax deferment program. The 2021 increase in operating working capital reflected higher accounts receivable due to higher revenue levels and a $2.3 million repayment of the COVID-19 payroll tax deferment program.

We would expect operating working capital levels to increase should revenue grow in 2024. Accordingly, an increase in operating working capital would result in a reduction in cash generated from operating activities. We believe DSOs are currently at the lower range of our expectations and will likely increase marginally should our data and analytics services revenues grow disproportionately to our total revenues.

Investing Activities

Cash (used in) investing activities for the years ended December 31, 2023, 2022 and 2021 totaled ($0.2 million), ($0.8 million) and ($2.1 million), respectively. In 2023, cash (used in) investing activities consisted of ($0.3 million) of capital expenditures and a $0.1 million recovery of non-current office lease deposits. In 2022, cash (used in) investing activities consisted of ($0.8) of capital expenditures. In 2021, cash (used in) investing activities consisted of ($1.9 million) of capital expenditures and ($0.2 million) of additional non-current office lease deposits. In 2023, capital expenditures were largely limited to computer equipment. In 2022, capital expenditures related primarily to system upgrade expenditures. In 2021, capital expenditures related primarily to system upgrades and improvements to our data and analytics delivery center in Chennai, India.

Financing Activities

In 2023, cash (used in) financing activities totaled ($1.6 million) and included ($1.1 million) of debt repayments, ($0.6 million) of common stock repurchases, partially offset by proceeds from our issuance of common shares under our employee stock purchase plan. In 2022, cash (used in) financing activities totaled ($10.4 million) and included debt repayments of ($12.0 million) partially offset by proceeds from the exercise of stock options and the issuance of common stock related to the Company’s employee stock purchase plan of $1.6 million. In 2021, cash (used in) financing activities totaled ($4.1 million) and included debt repayments of ($4.4 million) and the payment of deferred financing costs of ($0.2 million) related to our credit facility amendment, partially offset by proceeds from the exercise of stock options and the issuance of common stock related to the Company’s employee stock purchase plan of $0.5 million.

2024 Primentor, Inc. Consulting Agreement

On January 12, 2024, the Company entered into a consulting agreement with Primentor, Inc. to provide strategic advisory and management consulting services, as well as any other business and organizational strategy services as the Board of Directors of the Company may reasonably request from time to time. During 2024, the Company will incur consulting expenses of approximately $1.0 million related to these services, which will impact our income from operations and cash flows. See Note 18 “Subsequent Event” to the Notes to the Consolidated Financial Statements, included in Item 8 herein.

2023 Employment-Related Claims Against the Company

As disclosed in Note 8 “Commitment and Contingencies” to the Notes to the Consolidated Financial Statements, included in Item 8 herein, a former employee who resigned from his employment with the Company in November 2022 asserted various employment-related claims against the Company. During the third quarter of 2023, the Company settled this claim for $3.1 million, net of recoveries, under the terms of a confidential settlement agreement. In addition to the settlement amount, we incurred approximately $0.9 million in professional services fees related to this matter during 2023. The settlement amount and the professional fees are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

2022 Cybersecurity Breach

During 2022, we experienced a cybersecurity breach involving a single employee email account and which indirectly impacted two Mastech InfoTrellis clients. Our IT team identified the point of entry, decommissioned the affected laptop and email address, and changed email logins and passcodes for this email account. As a result of this incident, we engaged external advisors to validate our findings and remedial action steps. As part of this engagement, these advisors assisted us with a forensic analysis to determine whether any personally identifiable information (“PII”) was compromised as a result of this breach. For any such PII data determined to have been compromised, these advisors assisted us in determining the appropriate compliance steps. We incurred a pre-tax charge of $450,000 in the third quarter 2022 related to this event, which includes the cost of engaging these external advisors and losses relating to the breach. This expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

Accounts Receivable and Allowance for Credit Losses

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

Accounts receivable are reviewed periodically to determine the probability of loss. The Company records an allowance for credit losses when it is probable that the related receivable balance will not be collected based on historical collection experience, client-specific collection issues, and other matters the Company identifies in its collection monitoring.

Goodwill and Intangible Assets

Identifiable intangible assets are recorded at fair value as of the closing date when acquired in a business combination. Identifiable intangible assets related to acquisitions consisted of client relationships, covenants not-to-compete, trade names and technology, which are being amortized using the straight-line method over their estimated useful lives ranging from three years to twelve years, as more fully described in Note 3 “Goodwill and Other Intangible Assets, net” to the Notes to the Consolidated Financial Statements.

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

In 2023, 2022 and 2021, we performed quantitative impairment tests related to our IT Staffing Services segment, which includes our June 2015 acquisition of Hudson Global Resources Management, Inc.’s U.S. IT staffing business (“Hudson IT”). The results of each of these testing’s indicated no impairment associated with the carrying amount of goodwill.

Additionally in 2023, 2022 and 2021, we performed quantitative impairment tests related to our Data and Analytics Services segment which includes the July 2017 acquisition of InfoTrellis and the October 2020 acquisition of AmberLeaf. The results of the 2022 and 2021 testing’s indicated no impairment associated with the carrying amount of goodwill. On October 1, 2023, our annual impairment testing date, we did not identify an impairment. However, due to a triggering event in the fourth quarter related to declining revenue trends and lower future revenue projections, our December 31, 2023 testing results indicated impairment associated with the carrying amount of goodwill of $5.3 million. Accordingly, this goodwill impairment charge is reflected in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations in Item 8, herein.

Leases

Operating leases right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Since most of the Company’s leases do not have an implicit borrowing rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our leases may include options allowing us in our sole discretion to extend or terminate the lease, and when it is reasonably certain that we will exercise those options, we will include those periods in our lease term. Variable costs, such as payments for insurance and tax payments, are expensed when the obligation for those payments is incurred.

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

Stock-Based Compensation

In 2008, the Company adopted a Stock Incentive Plan (as amended to date, the “Plan”) which, as amended, provides that up to 5,400,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options are granted at an exercise price equal to the closing share price of the Company’s common stock at the grant date and generally vest over a three to five-year period.

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

Management determines the Company’s income tax provision using the asset and liability method. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. The Company evaluates its deferred tax assets and records a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company provided a valuation allowance of $628,000 and $559,000, respectively, related to the uncertainty of the realization of foreign net operating losses (“NOL”).

The Tax Cuts and Jobs Act of 2017 created a new requirement that certain income earned by foreign subsidiaries, known as global intangible low-tax income (“GILTI”), must be included in the gross income of their U.S. shareholder. The Financial Accounting Standards Board (the “FASB” allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current-period expense when incurred. We have elected to treat the tax effect of GILTI as a current-period expense as incurred.

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. Accordingly, the Company has reported a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2023 and 2022, the Company provided $0 for uncertain tax positions, including interest and penalties, related to various federal and state income tax matters.

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

No contingent consideration revaluation was recorded in 2023 and 2022. In 2021, the Company revalued the contingent consideration liability related to the AmberLeaf acquisition after determining that relevant conditions for payment of such liability were likely not to be satisfied. The revaluation resulted in a $2.9 million reduction to the contingent consideration liability. The credit is reflected in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations, in Item 8, herein. No contingent consideration liability remained outstanding as of December 31, 2023 and 2022.

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

During 2023 and 2022, we had no derivative instruments and hedging activities.

Foreign Currency Translation

The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s subsidiary in Canada is the U.S. dollar because the majority of its revenue is denominated in U.S. dollars. The functional currency of the Company’s Indian and European subsidiaries is their local currency. The results of operations of the Company’s Indian and European subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian and European subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Consolidated Statements of Operations. Foreign exchange (losses) of ($0.1 million) in 2023 and $0.6 million foreign exchange gains in 2022 were primary due to exchange rate variations between the Indian rupee and the U.S. dollar. Foreign exchange losses were not material in 2021.

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

Interest Rates

At December 31, 2023, we had no outstanding borrowings under our Credit Agreement with PNC Bank and certain other financial institution lenders (the “Credit Agreement”) — Refer to Note 5 — “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8 herein. A hypothetical 10% increase in interest rates would have no impact on our annual interest expense. As of December 31, 2023, the Company has no interest-rate hedge vehicles outstanding.

Currency Fluctuations

The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s subsidiary in Canada is the U.S. dollar because the majority of its revenue is denominated in U.S. dollars. The functional currency of the Company’s Indian and European subsidiaries is their local currency. The results of operations of the Company’s Indian and European subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian and European subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Consolidated Statements of Operations. A hypothetical 10% increase or decrease in overall foreign currency rates in 2023 would not have a material impact on our consolidated financial statements. As our international operations grow, we will continue to evaluate and reassess our approach to managing the risks relating to fluctuations in currency rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data required by this item are filed as part of this Annual Report on Form
10-K.
See Index to Consolidated Financial Statements on page 47 of this Annual Report on
Form 10-K.

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
The Company’s Consolidated Financial Statements for the year ended December 31, 2023 have been audited by UHY LLP, an Independent Registered Public Accounting Firm. The Audit opinion is on page 48 of this Annual Report on Form
10-K.
The Board of Directors pursues its responsibility for the Company’s financial reporting and accounting practices through its Audit Committee, all of the members of which are independent directors. The Audit Committee’s duties include recommending to the Board of Directors the Independent Registered Public Accounting Firm to audit the Company’s financial statements, reviewing the scope and results of the independent accountants’ activities and reporting the results of the committee’s activities to the Board of Directors. The Independent Registered Public Accounting Firm has met with the Audit Committee in the presence of management representatives to discuss the results of their audit work. Additionally, the Independent Registered Public Accounting Firm has direct access to the Audit Committee.
Vivek Gupta
President and Chief Executive Officer
John J. Cronin, Jr.
Chief Financial Officer

MASTECH DIGITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Mastech Digital, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mastech
Digital
, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and Schedule II, Valuation and Qualifying Accounts listed in the index at item 15(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mastech Digital, Inc. and Subsidiaries at December 31, 2023 and 2022, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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

Critical Audit Matter — Valuation of Goodwill
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company evaluates goodwill for impairment on an annual basis as of October 1 or more frequently if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The goodwill balance as of December 31, 2023, was $27.2 million. The Company considers potential impairment by comparing the fair value of a reporting unit to its carrying value. Fair value is estimated by management using a discounted cash flow model. The Company recorded impairment expense totaling $5.3 million for the year ending December 31, 2023.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures performed to evaluate the reasonableness of management’s estimates and assumptions included assessing the methodologies used by the Company and testing the significant assumptions used in the quantitative models. We compared current and prior year forecasts prepared by management to historical revenues and gross profit to evaluate the reasonableness of the assumptions and to evaluate management’s ability to accurately forecast future revenues and gross profit. We evaluated historical trends in assessing the reasonableness of growth rate assumptions and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in these assumptions. We performed procedures to verify the mathematical accuracy of the calculations used by management. We involved our valuation specialists to assist us in identifying the significant assumptions underlying the models, assessing the rationale and supporting documents related to these assumptions, and determining the appropriateness and reasonableness of the methodologies employed. Furthermore, we assessed the appropriateness of the disclosures in the financial statements.
/s/ UHY LLP
We have served as the Company’s auditor since 2008.
Farmington Hills, Michigan
March 15, 2024

MASTECH DIGITAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	At December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$21,147	$7,057
Accounts receivable, net of allowance for credit losses of $528 in 2023 and $444 in 2022	22,556	33,603
Unbilled receivables	7,259	8,719
Prepaid and other current assets	5,501	3,795

Total current assets	56,463	53,174
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	3,012	2,790
Enterprise software	4,185	4,185
Leasehold improvements	753	732

	7,950	7,707
Less – accumulated depreciation and amortization	(6,037)	(5,042)

Net equipment, enterprise software, and leasehold improvements	1,913	2,665
Operating lease right-of-use assets, net	5,106	3,886
Deferred income taxes	793	—
Deferred financing costs, net	284	293
Non-current deposits	457	578
Goodwill, net of impairment	27,210	32,510
Intangible assets, net of amortization	13,001	15,773

Total assets	$105,227	$108,879

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,100
Accounts payable	4,659	4,475
Accrued payroll and related costs	12,354	11,085
Current portion of operating lease liability	1,236	1,504
Other accrued liabilities	938	1,186
Deferred revenue	684	207

Total current liabilities	19,871	19,557

Long-term liabilities:
Long-term operating lease liability, less current portion	3,843	2,294
Long-term accrued income taxes	69	105
Deferred income taxes	—	920

Total liabilities	23,783	22,876
Commitments and contingent liabilities (Note 8)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01 ; 100,000,000 shares authorized and 13,312,568 shares issued as of December 31, 2023 and 13,269,118 shares issued as of December 31, 2022	133	133
Additional paid-in-capital	35,345	32,059
Retained earnings	52,415	59,553
Accumulated other comprehensive income (loss)	(1,644)	(1,555)
Treasury stock, at cost; 1,714,119 shares as of December 31, 2023 and 1,646,420 as of December 31, 2022	(4,805)	(4,187)

Total shareholders’ equity	81,444	86,003

Total liabilities and shareholders’ equity	$105,227	$108,879

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Revenues	$201,098	$242,238	$222,012
Cost of revenues	150,062	179,055	162,568

Gross profit	51,036	63,183	59,444
Selling, general and administrative expenses:
Operating expenses	51,911	50,984	44,716
Impairment of goodwill	5,300	—	—
Employment-related claim, net of recoveries	3,100	—	—
Revaluation of contingent consideration liability	—	—	(2,882)

Total selling, general and administrative expenses	60,311	50,984	41,834

Income (loss) from operations	(9,275)	12,199	17,610
Interest income (expense), net	319	(358)	(675)
Other income (expense), net	(75)	650	(49)

Income (loss) before income taxes	(9,031)	12,491	16,886
Income tax expense (benefit)	(1,893)	3,779	4,665

Net income (loss)	$(7,138)	$8,712	$12,221

Earnings (Loss) Per Share:
Basic	$(.61)	$.75	$1.07

Diluted	$(.61)	$.72	$1.02

Weighted average common shares outstanding:
Basic	11,613	11,588	11,436

Diluted	11,613	12,077	12,007

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income (loss)	$(7,138)	$8,712	$12,221
Other comprehensive income (loss):
Net unrealized gain on interest rate swap contracts	—	—	35
Foreign currency translation adjustments	(89)	(948)	(94)

Total pretax net unrealized (loss)	(89)	(948)	(59)
Income tax expense	—	—	9

Total other comprehensive (loss), net of taxes	(89)	(948)	(68)

Total comprehensive income (loss)	$(7,227)	$7,764	$12,153

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balances, December 31, 2020	$130	$25,509	$38,620	$(4,187)	$(539)	$59,533
Net income	—	—	12,221	—	—	12,221
Employee common stock purchases	—	301	—	—	—	301
Other comprehensive (loss), net of taxes	—	—	—	—	(68)	(68)
Stock-based compensation expense	—	2,212	—	—	—	2,212
Stock options exercised	1	228	—	—	—	229

Balances, December 31, 2021	$131	$28,250	$50,841	$(4,187)	$(607)	$74,428

Net income	—	—	8,712	—	—	8,712
Employee common stock purchases	—	263	—	—	—	263
Other comprehensive (loss), net of taxes	—	—	—	—	(948)	(948)
Stock-based compensation expense	—	2,225	—	—	—	2,225
Stock options exercised	2	1,321	—	—	—	1,323

Balances, December 31, 2022	$133	$32,059	$59,553	$(4,187)	$(1,555)	$86,003

Net (loss)	—	—	(7,138)	—	—	(7,138)
Employee common stock purchases	—	204	—	—	—	204
Other comprehensive (loss), net of taxes	—	—	—	—	(89)	(89)
Stock-based compensation expense	—	3,082	—	—	—	3,082
Purchase of treasury stock	—	—	—	(618)	—	(618)

Balances, December 31, 2023	$133	$35,345	$52,415	$(4,805)	$(1,644)	$81,444

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$(7,138)	$8,712	$12,221
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,855	4,195	3,979
Bad debt expense	(30)	50	130
Interest amortization of deferred financing costs	73	73	82
Stock-based compensation expense	3,082	2,225	2,212
Deferred income taxes, net	(1,714)	655	1,061
Impairment of goodwill	5,300	—	—
Revaluation of contingent consideration liability	—	—	(2,882)
Operating lease assets and liabilities, net	75	(379)	173
Loss on disposition of fixed assets	1	—	9
Long-term accrued income taxes	(36)	(20)	(40)
Working capital items:
Accounts receivable and unbilled receivables	12,537	1,021	(11,389)
Prepaid and other current assets	(1,718)	95	(2,544)
Accounts payable	186	(479)	2,365
Accrued payroll and related costs	1,276	(3,155)	(429)
Other accrued liabilities	(248)	(41)	202
Deferred revenue	477	(337)	66

Net cash flows provided by operating activities	15,978	12,615	5,216

INVESTING ACTIVITIES:
Recovery of (payments for) non-current deposits	119	17	(199)
Capital expenditures	(335)	(835)	(1,895)
Proceeds from the sale of fixed assets	—	—	10

Net cash flows (used in) investing activities	(216)	(818)	(2,084)

FINANCING ACTIVITIES:
(Repayments) on term loan facility	(1,100)	(12,000)	(4,400)
Proceeds from the issuance of common stock	204	263	301
Purchase of treasury stock	(618)	—	—
Payment of deferred financing costs	(64)	—	(223)
Proceeds from the exercise of stock options	—	1,323	229

Net cash flows (used in) financing activities	(1,578)	(10,414)	(4,093)

Effect of exchange rate changes on cash and cash equivalents	(94)	(948)	(94)

Net change in cash and cash equivalents	14,090	435	(1,055)
Cash and cash equivalents, beginning of period	7,057	6,622	7,677

Cash and cash equivalents, end of period	$21,147	$7,057	$6,622

SUPPLEMENTAL DISCLOSURE:
Cash payments for interest expense	$43	$324	$623

Cash payments for income taxes	$1,356	$2,164	$3,831

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:
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
Our IT staffing segment combines technical expertise with business process experience in a broad range of staffing services in digital and mainstream technologies, which can be delivered onshore as well as offshore. Our digital technologies include data management, analytics, cloud, mobility, social and artificial intelligence. We work with businesses and institutions with significant IT spending and recurring staffing service needs. We also support smaller organizations with their “project focused” temporary IT staffing requirements.
The
COVID-19
pandemic had a material impact on activity levels in both of our business segments in 2020. This impact was reduced in 2021 as a result of the global roll-out
of vaccination programs and signs of improving economic conditions.
COVID-19
related concerns have been less impactful on our business in 2022 and 2023. Still, the proliferation of
COVID-19
variants have caused some uncertainty and could continue to disrupt global markets in 2024 and beyond.
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
See Note 2 “Revenue from Contracts with Customers” for further details.
Allowance for Credit Losses
Accounts receivable are reviewed periodically to determine the probability of loss. The Company records an allowance for credit losses when it is probable that the related receivable balance will not be collected based on historical collection experience, client-specific collection issues, and other matters the Company identifies in its collection monitoring.
A reconciliation of the beginning and ending amounts of allowance for credit losses for the three years ended December 31, 2023 is as follows:

	Balance at beginning of period	Charged to expense (credited)	Recoveries/ (Write- offs)	Balance at end of period
	(Amounts in thousands)
Year ended December 31, 2023	$444	$(30)	$114	$528
Year ended December 31, 2022	375	50	19	444
Year ended December 31, 2021	413	130	(168)	375
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
The estimated useful lives of depreciable assets are primarily as follows:

Laptop Computers	3 - 4 years
Equipment	3 - 5 years
Enterprise Software	3 - 5 years
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
The Company capitalized approximately $1.0 million in 2021 and $0.3 million in 2022 related to an expanded implementation of its enterprise software application to its Data and Analytics business segment, which was placed in service on April 1, 2022. The Company started amortizing these costs commencing with their go-live
implementation dates.
Depreciation and amortization expense related to fixed assets totaled $1,083,000, $1,208,000 and $809,000 for the years ended December 31, 2023, 2022 and 2021, respectively.
Goodwill and Intangible Assets
Identifiable intangible assets are recorded at fair value as of the closing date when acquired in a business combination. Identifiable intangible assets related to acquisitions consisted of client relationships, covenants not-to-compete,
trade names and technology, which are being amortized using the straight-line method over their estimated useful lives ranging from three years to twelve years, as more fully described in Note 3 “Goodwill and Other Intangible Assets, net” to the Notes to the Consolidated Financial Statements.
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
In 2023, 2022 and 2021, we performed quantitative impairment tests related to our IT Staffing Services segment, which includes the June 2015 acquisition of Hudson Global Resources Management, Inc.’s U.S. IT staffing business (“Hudson IT”). The results of each of these testing’s indicated no impairment associated with the carrying amount of goodwill.
Additionally in 2023, 2022 and 2021, we performed quantitative impairment tests related to our Data and Analytics Services segment which includes the July 2017 acquisition of InfoTrellis and the October 2020 acquisition of AmberLeaf. The results of these 2022 and 2021 testing’s indicated no impairment associated with the carrying amount of goodwill. On October 1, 2023, our annual impairment testing date, we did not identify an impairment. However, due to a triggering event in the fourth quarter related to declining revenue trends and lower future revenue projections, our December 31, 2023 testing results indicated impairment associated with the carrying amount of goodwill of
$5.3 million. Accordingly, this goodwill impairment charge is reflected in selling, general and administrative expenses
in the Company’s Consolidated Statements of Operations in Item 8, herein.
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
Management determines the Company’s income tax provision using the asset and liability method. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. The Company evaluates its deferred tax assets and records a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2023, 2022 and 2021, the Company provided a valuation allowance of $628,000,

$
559,000
and $
311,000
, respectively, related to the uncertainty of the realization of foreign net operating losses (“NOL”).
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
The Company accounts for uncertain tax positions in accordance with ASC Topic
740-10,
“
Accounting for Uncertainty in Income Taxes
”. Accordingly, the Company has reported a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return. As of December 31, 2023 and 2022, the Company provided $0 and $0 for uncertain tax positions, including interest and penalties, related to various federal and state income tax matters.
The income tax returns of the Company’s Canadian subsidiary for the 2018 and 2019 tax years are currently under audit by the Canadian taxing authorities.
Deferred Financing Costs
The Company capitalizes expenses directly related to securing and amending its credit facilities. These deferred costs are amortized as interest expense over the term of the underlying credit facilities. Unamortized deferred financing costs are shown as a non-current
asset in the Consolidated Balance Sheets.
Contingent Consideration Liability
In connection with the AmberLeaf acquisition in 2020, the Company had an obligation to pay consideration that was contingent upon the achievement of specified revenue growth and EBITDA margin objectives. As of the acquisition date, the Company recorded a contingent consideration liability of $2.9 million representing the estimated fair value of the contingent consideration that was expected to be paid. The fair value of the contingent consideration liability was estimated by utilizing a probability weighted simulation model to determine the fair value of contingent consideration.
We
re-measured
this liability and recorded changes in the fair value when it was more likely than not that the future payments had changed. Increases or decreases in the fair value of contingent consideration can result from changes in timing and amounts of revenue and earnings estimates.
No contingent consideration revaluation was recorded in 2023 or 2022. In 2021, the Company revalued the contingent consideration liability related to the AmberLeaf acquisition after determining that relevant conditions for payment of such liability were likely not to be satisfied. The revaluation resulted in a $2.9 million reduction in the contingent consideration liability. The credit is reflected in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations, in Item 8, herein. No contingent consideration liability remained outstanding as of December 31, 2023 and 2022.
Segment Reporting
The Company has
two
reportable segments, in accordance with ASC Topic 280 “Disclosures About Segments of an Enterprise and Related Information”: Data and Analytics and IT Staffing Services.

Revenue Recognition
The Company recognizes revenue on
time-and-material
contracts over time as services are performed and expenses are incurred.
Time-and-material
 contracts typically bill at an agreed upon hourly rate, plus out-of-pocket expense reimbursement. Out-of-pocket expense reimbursement amounts vary by assignment, but on average represent less than

2
% of the total contract revenues. Revenue is earned on a per transaction or labor hour basis, as that amount directly corresponds
to the value of the Company’s performance. Revenue recognition is negatively impacted by holidays and consultant vacation and sick days.
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
Stock-Based Compensation
In 2008, the Company adopted a Stock Incentive Plan (as amended to date, the “Plan”) which provides that up to 5,400,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options are granted at an exercise price equal to the closing share price of the Company’s common stock at the grant date and generally vest over a three
to five-year period.
In 2018, the Company adopted the Mastech Digital, Inc. 2019 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is intended to meet the requirements of Section 423 of the Code and required the approval of the Company’s shareholders to be qualified under Section 423 of the Code. In 2019, the Company’s shareholders approved the Stock Purchase Plan. Under the Stock Purchase Plan, 600,000 shares of common stock (subject to adjustment upon certain changes in the Company’s capitalization) are available for purchase by eligible employees who become participants in the Stock Purchase Plan. The purchase price per share is 85% of the lesser of (i) the fair market value per share of common stock on the first day of the offering period, or (ii) the fair market value per share of common stock on the last day of the offering period.
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

Treasury Stock
On February 8, 2023, the Company announced that the Board of Directors authorized a share repurchase program of up to 500,000 shares of the Company’s common stock over a two-year period. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Board of Directors. During 2023, the Company repurchased
67,699 shares of common stock at an average price of $9.10 per share under this program. Additionally, the Company makes stock purchases from time to time to satisfy employee tax obligations related to its Stock Incentive Plan. During 2023 and 2022, the Company did not purchase any shares to satisfy such employee tax obligations.
At December 31, 2023, the Company held 1.7 million shares in its treasury at a cost of approximately $4.8 million. At December 31, 2022, the Company held 1.6 million shares in its treasury at a cost of approximately $4.2 million.
Comprehensive Income (Loss)
Comprehensive income (loss) as presented in the Consolidated Statements of Comprehensive Income (Loss) consists of net income (loss), unrealized gains or losses, net of tax, on cash flow hedging transactions and foreign currency translation adjustments.
Derivative Instruments and Hedging Activities — Interest Rate Swap Contracts
Concurrent with the Company’s borrowings on July 13, 2017 under its credit facility, the Company entered into an interest-rate swap to convert the debt’s variable interest rate to a fixed rate of interest. These swap contracts, which matured on April 1, 2021, were designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. These contracts were recognized on the balance sheet at fair value. The effective portion of the changes in fair value on these contracts was recorded in other comprehensive income (loss) and was reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying transaction affected earnings.
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
At December 31, 2023 and 2022 no derivative instruments were outstanding.
Foreign Currency Translation
The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s subsidiary in Canada is the U.S. dollar because the majority of its revenue is denominated in U.S. dollars. The functional currency of the Company’s Indian and European subsidiaries is their local currency. The results of operations of the Company’s Indian and European subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian and European subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Consolidated Statements of Operations. Foreign exchange gains of $650,000 in 2022 were primarily due to exchange rate variations between the Indian rupee and the U.S. dollar. Foreign exchange gains and losses were not material in 2023 and 2021.

Earnings (Loss) Per Share
Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings
(loss) per share are computed using the weighted-average number of common shares outstanding during the period, plus the incremental shares outstanding assuming the exercise of dilutive stock options and the vesting of restricted shares and performance shares, calculated using the treasury stock method. For the year ended December 31, 2023, all stock options and restricted shares were anti-dilutive and excluded from the computation of diluted (loss) per share due to the net loss.
Recently Issued Accounting Standards
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU
2021-08,
“Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. The amendments in this ASU require that an entity (acquirer) recognize, and measure contract assets and contract liabilities acquired in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, as if it had originated the contracts as of the acquisition date. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2022. We adopted this ASU on January 1, 2023 with no material impact on our financial statements
Recent Accounting Pronouncements not yet adopted
In November 2023, the FASB issued ASU
2023-07,
“Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosure of incremental segment information on an annual and interim basis. Additional disclosures include significant segment expenses that are part of segment profit or loss; the title and position of the chief operating decision maker; and how the chief operating decision maker uses segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in this ASU are effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect this ASU to have a material impact on its financial statements.
In December 2023, the FASB issued ASU
2023-09,
“Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this ASU enhance the transparency and usefulness of income tax disclosures. Additional disclosures include specific rate reconciliation categories; additional disclosure for reconciling items that meet a quantitative threshold; and federal, state and foreign income taxes paid by individual jurisdiction. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company does not expect this ASU to have a material impact on its financial statements.
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
Each contract the Company enters into is assessed to determine the promised services to be performed and includes identification of the performance obligations required by the contract. In substantially all of our contracts, we have identified a single performance obligation for each contract either because the promised services are distinct, the contract qualifies as a series, or the promised services are highly interrelated and interdependent and therefore represent a combined single performance obligation.
Our Data and Analytics Services segment provides specialized capabilities in delivering data management and analytics services to customers globally. This business offers project-based consulting services in the areas of Master Data Management, Enterprise Data Integration, Big Data, Analytics and Digital Transformation, which can be delivered using on-site
and offshore resources.
Our IT staffing segment combines technical expertise with business process experience in a broad range of staffing services in digital and mainstream technologies, which can be delivered onshore as well as offshore. Our digital technology stack includes data management and analytics, cloud, mobility, social and automation. Our mainstream technologies include business intelligence / data warehousing; web services; enterprise resource planning & customer resource management; and
e-Business
solutions. We work with businesses and institutions with significant
IT-spend
and recurring staffing needs. We also support smaller organizations with their “project focused” temporary IT staffing requirements. In late 2023, we expanded our service offerings to include engineering staffing services. Substantially all of our revenue is recognized over time.
The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Years Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Data and Analytics Services Segment
Time-and-material Contracts	$25,307	$26,911	$25,224
Fixed-price Contracts	9,051	13,683	13,115

Subtotal Data and Analytics Services	$34,358	$40,594	$38,339

IT Staffing Services Segment
Time-and-material Contracts	$166,740	$201,644	$183,673
Fixed-price Contracts	—	—	—

Subtotal IT Staffing Services	$166,740	$201,644	$183,673

Total Revenues	$201,098	$242,238	$222,012

The Company had one client that exceeded 10% of total revenues in 2023, 2022 and 2021 (CGI = 22.5%, 22.2% and 15.0%, respectively). Additionally, CGI accounted for 27.0% and 30.9% of the Company’s accounts receivable balance at December 31, 2023 and 2022, respectively.

The Company’s top ten clients represented approximately 53%, 53% and 48% of total revenues in 2023, 2022 and 2021, respectively. Additionally, our largest industry vertical, financial services, represented approximately 50% of total revenues in 2023 and 2022, and approximately 45% in 2021.
The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Years Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
United States	$197,246	$236,187	$214,379
Canada	2,474	4,215	4,543
India and Other	1,378	1,836	3,090

Total	$201,098	$242,238	$222,012

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
The following table presents the Company’s net accounts receivable from customers, contract assets and contract liabilities:

	December 31,
	2023	2022
	(Amounts in thousands)
Receivables from contracts, beginning of year	$33,603	$34,153
Receivables from contracts, end of year	$22,556	$33,603
Contract assets, beginning of year	$8,719	$9,240
Contract assets, end of year	$7,259	$8,719
Contract liabilities, beginning of year	$207	$544
Contract liabilities, end of year	$684	$207
As the majority of our contracts are one year or less when considering cancellation options, we have utilized the optional exemption under ASC
606-10-50-14
to not disclose information about the remaining performance obligations for contracts which have original expected durations of one year or less.

3.	Goodwill and Other Intangible Assets, net
Goodwill of $8.4 million related to our IT Staffing Services segment resulted from the 2015 acquisition of Hudson IT. Goodwill related to our Data and Analytics Services segment includes our 2017 acquisition of the services division of InfoTrellis, which totaled $27.4 million, and our 2020 acquisition of AmberLeaf, which totaled $6.4 million. The Company recorded a $5.3 million goodwill impairment related to the Data and Analytics Services segment in 2023 and a $9.7 million goodwill impairment in 2018. The impairments were primarily attributable to declines in revenue levels and lower future revenue projections.

A reconciliation of the beginning and ending amounts of goodwill by operating segment for the three years ended December 31, 2023 is as follows:

	Years Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
IT Staffing Services:
Beginning balance	$8,427	$8,427	$8,427
Goodwill recorded	—	—	—
Impairment	—	—	—

Ending balance	$8,427	$8,427	$8,427

	Years Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Data and Analytics Services:
Beginning balance	$24,083	$24,083	$24,083
Goodwill recorded	—	—	—
Impairment	(5,300)	—	—

Ending balance	$18,783	$24,083	$24,083

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of December 31, 2023 and 2022:

	As of December 31, 2023
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$5,694	$2,305
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	9,776	9,865
Covenant-not-to-compete	5	1,201	1,047	154
Trade name	5	1,711	1,539	172
Technology	7	1,979	1,474	505

Total Intangible Assets		$33,099	$20,098	$13,001

	As of December 31, 2022
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$5,027	$2,972
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	8,140	11,501
Covenant-not-to-compete	5	1,201	959	242
Trade name	5	1,711	1,441	270
Technology	7	1,979	1,191	788

Total Intangible Assets		$33,099	$17,326	$15,773

Amortization expense for the years ended December 31, 2023, 2022 and 2021 totaled $2.8 million, $3.0 million and $3.2 million, respectively and is included in selling, general and administrative expenses in the Consolidated Statement of Operations.
The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2024 through 2028 is as follows:

	Years Ended December 31,
	2024	2025	2026	2027	2028
	(Amounts in thousands)
Amortization expense	$2,693	$2,553	$2,413	$2,025	$1,637

4.	Cash and Cash Equivalents
The Company had cash and cash equivalents consisting of cash balances on hand and money market funds that totaled $21.1 million at December 31, 2023 and $7.1 million at December 31, 2022. There were no restrictions on the Company’s cash balances during the periods presented.

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
filed with the SEC on July 19, 2017, April 25, 2018, and October 7, 2020, Exhibit 10.2 to the Form
8-K/A
filed with the SEC on January 4, 2022 and Exhibit 10.12 to the Company’s Form
10-K
filed with the SEC on March 15, 2024. Additionally, the facility includes an accordion feature for additional borrowing of up to $20 million upon satisfaction of certain conditions.
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

Amounts borrowed
under the Term Loan were required to be repaid in consecutive quarterly installments of $
1.1
 million through and including the maturity date of October 1, 2024. In August 2022, the Company prepaid $
7.6
 million of the outstanding term loan with excess cash balances. The final term loan payment of $
1.1
 million was made on January 3, 2023, taking the outstanding balance to zero
.
Borrowings under the Revolver and the Term Loan, which may be made at the Company’s election, bear interest at either (a) the higher of PNC’s prime rate or the federal funds rate plus 0.50%, plus an applicable margin determined based upon the Company’s senior leverage ratio or (b) the Secured Overnight Financing Rate (“SOFR”), plus an applicable margin determined based upon the Company’s senior leverage ratio. The applicable margin on the base rate is between 0.50% and 1.25% on Revolver borrowings and between 1.75% and 2.50% on Term Loan borrowings. The applicable margin on the SOFR is between 1.50% and 2.25% on Revolver borrowings and between 2.75% and 3.50% on Term Loan borrowings. A 20 to
30-basis
point per annum commitment fee on the unused portion of the Revolver is charged and due monthly in arrears. The applicable commitment fee is determined based upon the Company’s senior leverage ratio.
The Company pledged substantially all of its assets in support of the Credit Agreement. The Credit Agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the Credit Agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of December 31, 2023, the Company was in compliance with all applicable provisions of the Credit Agreement.
In connection with securing the commitments under the Credit Agreement and the April 20, 2018, October 1, 2020, December 29, 2021 and December 29, 2023 amendments to the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $1,039,000, which were capitalized and are being amortized as interest expense over the life of the Credit Facility. Deferred financing costs of $284,000 and $293,000 (net of amortization) as of December 31, 2023, and December 31, 2022, respectively, are presented as long-term assets in the Company’s Consolidated Balance Sheets.
As of December 31, 2023, and December 31, 2022, the Company’s outstanding borrowings under the Revolver totaled zero dollars; and unused borrowing capacity available was approximately $22.5 million and $31.8 million, respectively. The Company’s outstanding borrowings under the Term Loan were zero dollars and $1.1 million at December 31, 2023, and December 31, 2022, respectively.

6.	Leases
The Company rents certain office facilities and equipment under noncancelable operating leases. As of December 31, 2023, approximately 96,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All of our leases are classified as operating leases. The average initial lease term is 4.3 years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from less than one year to 5.8 years with a weighted average of 4.0 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
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
The following table summarizes the balance sheet classification of the lease assets and related lease liabilities:

	December 31, 2023	December 31, 2022
	(in thousands)
Assets:
Long-term operating lease right-of-use assets	$5,106	$3,886

Liabilities:
Short-term operating lease liability	$1,236	$1,504
Long-term operating lease liability	3,843	2,294

Total Liabilities	$5,079	$3,798

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of December 31, 2023
(in thousands)
2024	$1,474
2025	1,477
2026	1,477
2027	791
2028	259
Thereafter	196

Total	$5,674
Less: Imputed interest	(595)

Present value of operating lease liabilities	$5,079

The weighted average discount rate used to calculate the present value of future lease payments was 5.4%.
We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the years ended December 31, 2023, 2022 and 2021 totaled $1.7 million, $1.7 million and $1.8 million, respectively.
Total cash paid for lease liabilities for the years ended December 31, 2023, 2022 and 2021 totaled $1.6 million, $1.7 million and $1.5 million, respectively.
New leases entered into during the years ended December 31, 2023, 2022 and 2021 totaled $2.7 million, $0.5 million and $3.1 million, respectively. In 2023, the Company renegotiated and extended a 39,875 square feet office space lease in Noida, India through August 30, 2027 and a 11,495 square feet office space lease in Moon Township, Pennsylvania through
September 29, 2029. New leases are considered
non-cash
transactions.

7.	Long-Term Payroll Tax Liability
As allowed under the Coronavirus Aid, Relief and Economic Security (CARES) Act, the Company elected to defer payment of $4.6 million of the employer’s share of social security tax. The Company paid $2.3 million of the deferred amount in December 2022 and $2.3 million on December 2021. As of December 31, 2023 and 2022, the Company did not have any balances on the balance sheet related to these items.

8.	Commitment and Contingencies
In December 2022, the Company received a demand letter from the attorney of a former employee who resigned from his employment with the Company in November 2022. Among other allegations in the letter, this former employee has asserted various employment-related claims against the Company, including a claim of wrongful termination. For the year ended December 31, 2023, the Company incurred $0.9 million of professional service fees related to this matter. Additionally, the Company settled this claim in 2023 with this former employee and paid a settlement amount of $3.1 million, net of recoveries. Both the professional services fees and the settlement amount, net of recoveries are included in Selling, General and Administrative expenses in the Consolidated Statement of Operations, included in this annual report on Form
10-K.
In the ordinary course of our business, the Company is involved in a number of lawsuits and administrative proceedings. While uncertainties are inherent in the final outcome of these matters, the Company’s management believes, after consultation with legal counsel, that the disposition of these proceedings should not have a material adverse effect on our financial position, results of operations or cash flows.

9.	Employee Benefit Plan
The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Re ve
nue Code of 1986, as amended (the “Code”), that covers substantially all U.S.-based salaried and
W-2
hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. The Company did not provide for any matching contributions for the three years ended December 31, 2023.

10.	Stock-Based Compensation
Effective October 1, 2008, the Company adopted a Stock Incentive Plan (the “Plan”) which, as amended, provides that up to 5,400,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. As of December 31, 2023, the Company had 4,005,000 outstanding and/or exercised stock options, 260,000 vested performance shares and 300,000 outstanding and/or released restricted stock units that were issued under the Plan. Thus, as of December 31, 2023, the Company has 835,000 shares available for future grants under the Plan.
The Plan is administered by the Compensation Committee of the Board of Directors. All grants awarded under the Plan are recommended by the Committee to the Board of Directors for approval. The exercise price of stock options is set on the grant date and is not to be less than the fair market value per share of our closing stock price on that date. Grants of stock options generally vest over a three
to five-year period and options expire after ten years from the grant date. Restricted stock awards generally vest over a one-year
period. Performance shares vest upon the achievement of the performance criteria and approval by the Compensation Committee of the Board of Directors.

Following is a summary of the Company’s stock option activity for the three years ended December 31, 2023:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2020	2,009,000	$9.40
Granted	501,000	17.58
Exercised	(31,000)	7.34
Cancelled / forfeited	(438,000)	13.04

Outstanding at December 31, 2021	2,041,000	10.66
Granted	1,200,000	15.76
Exercised	(113,000)	11.73
Cancelled / forfeited	(802,000)	15.85

Outstanding at December 31, 2022	2,326,000	11.38
Granted	205,000	10.14
Exercised	—	—
Cancelled / forfeited	(434,000)	13.62

Outstanding at December 31, 2023	2,097,000	$10.80

As of December 31, 2023, the Company’s outstanding “in the money” stock options using the year-end
share price of $8.43 had an aggregate intrinsic value of $2.6 million. As of December 31, 2023, the intrinsic value of vested stock options totaled $2.5 million. The total intrinsic value of options exercised during 2023, 2022 and 2021 totaled $0, $777,000 and $355,000, respectively. The measurement date fair value of stock options vested during 2023, 2022 and 2021 totaled $245,000, $653,000 and $2.1 million, respectively.
The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of December 31, 2023:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $4.00	355,000	2.3	$3.56
$4.01 to $8.00	575,000	4.8	6.83
$8.01 to $12.00	105,000	9.8	8.82
$12.01 to $16.00	821,000	7.5	14.99
$16.01 to $20.00	241,000	7.8	17.51

	2,097,000	6.0	$10.80

Range of Exercise Prices:	Options Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $4.00	355,000	2.3	$3.56
$4.01 to $8.00	491,000	4.8	6.84
$8.01 to $12.00	—	—	—
$12.01 to $16.00	335,000	6.4	15.42
$16.01 to $20.00	125,000	7.8	17.51

	1,306,000	4.8	$9.17

Stock options of 205,000 units were issued during the year ended December 31, 2023, of which 180,000 vest over a four-year period and 25,000 vest over a three-year period. Stock options of 1.2 million units were issued during the year ended December 31, 2022, of which
900,000
vest over a
four-year
period and
300,000
vest over a
three-year
period. Stock options of
501,000
units were issued during the year ended December 31, 2021, of which
491,000
vest over a
four-year
period and
10,000
vest over a
one-year
period. The Company used the following average assumptions with respect to the Black-Scholes option pricing model for Mastech Digital stock options issued during 2023, 2022 and 2021.

	Years Ended December 31,
	2023	2022	2021
Stock option grants:
Weighted-average risk-free interest rate	4.0%	2.7%	0.6%
Weighted-average dividend yield	0.0%	0.0%	0.0%
Expected volatility	63.0%	66.1%	68.3%
Expected term (in years)	3.7	3.6	3.8
Weighted-average fair value	$5.01	$7.83	$8.85
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
Expected term
— Mastech Digital’s expected term was based on the exercise history of our employees and the vesting term of our stock options.
Following is a summary of Mastech’s restricted stock activity for the three years ended December 31, 2023:

	Years Ended December 31,
	2023	2022	2021
Beginning outstanding balance	17,804	25,059	30,843
Awarded	19,924	13,979	11,955
Released	(17,804)	(21,234)	(17,739)
Forfeited	—	—	—

Ending outstanding balance	19,924	17,804	25,059

The aggregate intrinsic value of restricted stock units outstanding at December 31, 2023 was $168,000. The total intrinsic value of restricted shares released during 2023 totaled $232,000.
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

During the year ended December 31, 2023 and December 31, 2022, the Company issued 25,646 and 23,789 shares under the Stock Purchase Plan at an average share of $8.03 and $11.53, respectively. At December 31, 2023, there were 466,919 shares available for purchases under the Plan.
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
Stock-based compensation expense of $3.1 million, $2.2 million and $2.2 million was recognized in the Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021, respectively. The Company has recognized related tax benefits associated with its stock-based compensation arrangements for the years ended December 31, 2023, 2022, and 2021 of $721,000, $663,000, and $622,000, respectively. As of December 31, 2023, the total remaining unrecognized compensation expense related to non-vested
stock options totaled $3.5 million which will be amortized over the weighted-average remaining requisite service period of 1.8 years. The total remaining unrecognized compensation expense related to restricted stock units amounted to $21,000 which will be amortized over the weighted-average remaining requisite service period of 0.1 years.

11.	Income Taxes
The components of income before income taxes as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Income (loss) before income taxes:
Domestic	$(6,222)	$13,892	$17,117
Foreign	(2,809)	(1,401)	(231)

Income (loss) before income taxes	$(9,031)	$12,491	$16,886

The Company has foreign subsidiaries which generate revenues from foreign clients. Additionally, the Company has foreign subsidiaries which provide services to its U.S. operations. Accordingly, the Company allocates a portion of its income to these subsidiaries based on a “transfer pricing” model and reports such income as foreign in the above table.

The provision (benefit) for income taxes, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Current provision (benefit):
Federal	$(473)	$2,293	$2,657
State	(23)	653	713
Foreign	316	178	234

Total current provision (benefit)	(180)	3,124	3,604

Deferred provision (benefit):
Federal	(648)	678	873
State	(133)	162	233
Foreign	(1,001)	(433)	(177)

Total deferred provision (benefit)	(1,782)	407	929

Change in valuation allowance	69	248	132

Total provision (benefit) for income taxes	$(1,893)	$3,779	$4,665

The reconciliation of income taxes computed using our statutory U.S. income tax rate and the provision (benefit) for income taxes for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Years Ended December 31,
(Amounts in thousands)	2023		2022		2021
Income taxes computed at the federal statutory rate	$(1,897)	(21.0%)	$2,623	21.0%	$3,546	21.0%
State income taxes, net of federal tax benefit	(198)	(2.2)	804	6.4	962	5.7
Excess tax benefits from stock options/restricted shares	220	2.4	56	0.5	(82)	(0.5)
Difference in tax rate on foreign earnings/other	(87)	(1.0)	48	0.4	107	0.6
Change in valuation allowance	69	0.8	248	2.0	132	0.8

	$(1,893)	(21.0%)	$3,779	30.3%	$4,665	27.6%

The components of the deferred tax assets and liabilities were as follows:

	At December 31,
	2023	2022
	(Amounts in thousands)
Deferred tax assets:
Allowance for credit losses	$150	$126
Accrued vacation and bonuses	437	342
Stock-based compensation expense	2,100	1,692
Acquisition-related transaction costs	471	509
Net operating losses	628	559

Total deferred tax assets	3,786	3,228

Deferred tax liabilities:
Prepaid expenses	488	441
Depreciation, intangibles and contingent consideration	1,877	3,148

Total deferred tax liabilities	2,365	3,589
Valuation allowance	(628)	(559)

Net deferred tax asset (liability)	$793	$(920)

For the three years ended December 31, 2023, the Company had no unrecognized tax benefits related to uncertain tax positions.
We evaluate deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. GAAP accounting guidance requires us to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative using a “more likely than not” standard. Our assessment considers, among other things, the nature of cumulative losses; forecast of future profitability; the duration of statutory carry-forward periods and tax planning alternatives. At December 31, 2023 and 2022, our valuation allowance was comprised of balances within locations of Singapore, Ireland and the United Kingdom. The valuation allowance balances at these locations totaled $
628
,000, $
559
,000 and $
311
,000 as of December 31, 2023, 2022 and 2021, respectively, and reflect net operating losses which may not be realizable in the future.
The income tax returns of the Company’s Canadian subsidiary for the 2018 and 2019 tax years are currently under audit by the Canadian taxing authorities.

12.	Shareholders’ Equity
On February 8, 2023, the Company announced that the Board of Directors authorized a share repurchase program of up to 500,000 shares of the Company’s common stock over a two-year
period. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Board of Directors. During the year ended December 31, 2023, the Company repurchased 67,699 shares of common stock at an average price of $9.10 per share under this program. Additionally, the Company makes stock purchases from time to time to satisfy employee tax obligations related to its Stock Incentive Plan. The Company did not purchase any shares to satisfy employee tax obligations during the years ended December 31, 2023 and 2022.
At December 31, 2023 and 2022, the company held 1.7 million and 1.6 million shares in its treasury at a cost of approximately $4.8 million and $4.2 million, respectively.

13.	Earnings (Loss) per Share
The computation of basic earnings (loss) per share (“EPS”) is based on the Company’s net income (loss) divided by the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflects the potential dilution that could occur if outstanding stock options and restricted share units were exercised / released. The dilutive effect of stock options and restricted share units were calculated using the treasury stock method.
For the year ended December 31, 2023, all stock options and restricted shares were anti-dilutive and excluded from the computation of diluted (loss) per share. For the years ended December 31, 2022 and 2021, there were 506,000 and 276,000 anti-dilutive stock options that were excluded from the computation of diluted earnings per share, respectively.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Years Ended December 31,
(Amounts in thousands, except per share data)	2023	2022	2021
Weighted-average shares outstanding:
Basic	11,613	11,588	11,436
Stock options and restricted share units	—	489	571

Diluted	11,613	12,077	12,007

The following table sets forth the computation of basic EPS utilizing net income and the Company’s weighted-average common stock outstanding:

	Years Ended December 31,
(Amounts in thousands, except per share data)	2023	2022	2021
Net income (loss)	$(7,138)	$8,712	$12,221
Basic weighted-average shares outstanding	11,613	11,588	11,436

Basic EPS	$(.61)	$.75	$1.07

The following table sets forth the computation of diluted EPS utilizing net income and the Company’s weighted-average common stock outstanding plus the weighted-average of stock options, restricted shares and performance shares, which had a diluted effect on EPS:

	Years Ended December 31,
(Amounts in thousands, except per share data)	2023	2022	2021
Net income (loss)	$(7,138)	$8,712	$12,221
Basic weighted-average shares outstanding	11,613	12,077	12,007

Diluted EPS	$(.61)	$.72	$1.02

14.	Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Foreign Currency Translation Adjustments	Derivative Financial Instruments Designated as Cash Flow Hedges	Total
(in thousands)
Balance at December 31, 2020	$(513)	$(26)	$(539)
Gain (loss) arising during the period	(94)	1	(93)
Reclassification to earnings for gains realized	—	34	34
Income tax (expense)	—	(9)	(9)

Net other comprehensive income (loss) — year 2021	(94)	26	(68)

Balance at December 31, 2021	$(607)	$—	$(607)
(Loss) arising during the period	(948)	—	(948)

Net other comprehensive income (loss) — year 2022	(948)	—	(948)

Balance at December 31, 2022	$(1,555)	$—	$(1,555)
(Loss) arising during the period	(89)	—	(89)

Net other comprehensive income (loss) — year 2023	(89)	—	(89)

Balance at December 31, 2023	$(1,644)	$—	$(1,644)

Generally, the assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. For those operations, changes in exchange rates generally do not affect cash flows; therefore, resulting translation adjustments are made in shareholders’ equity rather than in net income (loss).

Prior to April 2021, the Company utilized an interest-rate swap to convert a variable interest rate on debt to a fixed rate of interest. These swap contracts, which matured on April 1, 2021, were designated as cash flow hedging instruments and qualified as effective hedges at inception under ASC Topic 815, “Derivatives and Hedging”. The effective portion of the changes in fair value on these instruments was recorded in other comprehensive income (loss) and was reclassified into the Consolidated Statements of Operations as interest expense in the same period in which the underlying hedge transaction affected earnings. There was no impact on the Consolidated Statements of Operations and Comprehensive Income (“OCI”) for the years ended December 31, 2023 and 2022 and there is no balance reflected in the Consolidated Balance Sheets for these periods.

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
In prior periods, the company carried interest-rate swap contracts and contingent consideration liabilities at fair value measured on a recurring basis. At December 31, 2023 and December 31, 2022, the Company did not have any balances in the financial statements related to these items as the swap matured on April 1, 2021 and the contingent consideration was revalued to zero as of December 31, 2021.
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
The following table provides information regarding changes in the Company’s Level 3 fair values for the contingent consideration liability for the three years ended December 31, 2023:

	Years Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Beginning balance	$—	$—	$2,882
Revaluation	—	—	(2,882)

Ending balance	$—	$—	$—

The carrying value of cash and cash equivalents, net accounts receivables and accounts payable and accrued expenses approximates fair value because of their short-term nature. The Company’s outstanding debt was repaid on January 3, 2023 and therefore, its carrying value also approximates fair value.

The carrying value of goodwill was calculated using a discounted cash flow model utilizing unobservable inputs, which requires management to develop its own assumptions in pricing the asset. At December 31, 2023, the Company carried the following financial assets (liabilities) at fair value measured on a non-recurring
basis:

	Fair Value as of December 31, 2023
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Goodwill	$—	$—	$27,210	$27,210

During the year ended December 31, 2023, the Company recorded a goodwill impairment related to its Data and Analytics Services segment of $5.3 million.

16.	Business Segments and Geographic Information
Our reporting segments are: 1) Data and Analytics Services; and 2) IT Staffing Services.
The Data and Analytics Services segment was acquired through the July 13, 2017 acquisition of
the services division of Canada-based
Info
Trellis, Inc. This segment is a project-based consulting services business with specialized capabilities in data management and analytics. The business is marketed as Mastech InfoTrellis and utilizes a dedicated sales team with deep subject matter expertise. Mastech InfoTrellis has offices in Atlanta, Toronto, and London, and a global delivery center in Chennai, India. Project-based delivery reflects a combination of on-site
resources and offshore resources. Assignments are secured on both a time and material and fixed price basis. In October 2020, we acquired AmberLeaf, a Chicago-based customer experience consulting firm. This acquisition expands our capabilities in customer experience strategy and managed services offering for a variety of Cloud-based enterprise application across sales, marketing and customer service organizations.
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

Below are the operating results of our reporting segments:

	Years Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Revenues:
Data and Analytics Services	$34,358	$40,594	$38,339
IT Staffing Services	166,740	201,644	183,673

Total revenues	$201,098	$242,238	$222,012

Gross Margin %:
Data and Analytics Services	43.5%	41.5%	48.4%
IT Staffing Services	21.6%	23.0%	22.3%

Total gross margin %	25.4%	26.1%	26.8%
Segment operating income (loss):
Data and Analytics Services	$(1,807)	$3,329	$5,310
IT Staffing Services	6,054	13,297	12,728

Subtotal	4,247	16,626	18,038

Amortization of acquired intangible assets	(2,772)	(2,987)	(3,170)
Goodwill impairment	(5,300)	—	—
Employment-related claim, net of recoveries	(3,100)	—	—
Cybersecurity breach	—	(450)	—
Severance expense	(2,350)	(990)	—
Revaluation of contingent consideration liability	—	—	2,882
Acquisition transaction expenses	—	—	(140)
Interest expense, FX gains/losses and other, net	244	292	(724)

Income (loss) before income taxes	$(9,031)	$12,491	$16,886

Below is a reconciliation of total assets, depreciation and amortization and capital expenditures by segment:

	Total Assets			Depreciation & Amortization			Capital Expenditures
(Amounts in thousands)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Data and Analytics Services	$45,681	$54,544	$56,634	$2,704	$2,860	$2,662	$177	$756	$1,692
IT Staffing Services	59,546	54,335	57,434	1,151	1,335	1,317	158	79	203

Total	$105,227	$108,879	$114,068	$3,855	$4,195	$3,979	$335	$835	$1,895

Below is geographic information related to our revenues from external customers and fixed assets, net (equipment, enterprise software and leasehold improvements):

	Revenues			Equipment, Enterprise Software and Leasehold Improvements, net
Amounts in thousands	2023	2022	2021	2023	2022	2021
United States	$197,246	$236,187	$214,379	$791	$1,353	$2,221
Canada	2,474	4,215	4,543	332	429	2
India and Other	1,378	1,836	3,090	790	883	815

Total	$201,098	$242,238	$222,012	$1,913	$2,665	$3,038

17.	Related-Party Transactions
In 2023, we entered into a three-year agreement to purchase cybersecurity software licenses from CrowdStrike, Inc. for $118,000 per year. During 2022 and 2021, we purchased cybersecurity software licenses from CrowdStrike, Inc. for $
98,000
each year. In 2022, we entered into a three-year IT security training program with KnowBe4, Inc. for $14,000 per year. One of our Board members is a Board member of CrowdStrike, Inc. and KnowBe4, Inc. The purchases were completed as arm’s length transactions.

18.	Subsequent Event
On January 12, 2024, we entered into a consulting services agreement with Primentor, Inc., a California corporation; Phaneesh Murthy (“Murthy”), the owner of Primentor; Srinjay Sengupta (“Sengupta”), a consultant of Primentor; and Sunil Wadhwani and Ashok Trivedi (together the “Founders”), each co-founders
and directors of the Company. Under the terms of the consulting services agreement, Primentor will provide the Company with strategic advisory and management consulting services, as well as any other business and organizational strategy services as the Board of Directors of Company may reasonably request from time to time.

The
initial term of the consulting services agreement is for a
three-year
period commencing January 12, 2024, and the Company may request to renew the term for additional successive one-year
terms, in which case Primentor and the Company will negotiate to agree upon the scope of the additional services and the amount of additional consulting fees.
As compensation to Primentor, Murthy and Sengupta for providing the services requested by the Company, the Company will provide the following compensation:

1)
Consulting fees to Primentor of $990,000 in year one; $270,000 in year two; and $120,000 in year three, plus reimbursement for any reasonable and documented out-of-pocket
expenses incurred by Primentor’s personnel in rendering the services;

2)
Stock options to purchase up to
192,500
shares of the Company’s common stock to each, Murthy and Sangupta, at an exercise price of $8.34 per share, with vesting occurring equally on an annual basis over a three-year period; and

3)
Murthy and Sangupta will each receive from the Founders, for no additional consideration, an aggregate number of shares of common stock of the Company held by the Founders that is equal to 1.1% of the total number of shares of common stock of the Company outstanding at the time of a triggering event, as defined in the consulting services agreement.

The foregoing description of the consulting agreement is qualified in its entirety by reference to the full text of the Consulting Agreement (including the form of stock option agreements attached as exhibits thereto), which was filed by the Company as Exhibit 10.1 to the Company’s Form
8-K
filed with the SEC on January 19, 2024.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based upon this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

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

Disclosure of 10b5-1 plans

During the fiscal quarter ended December 31, 2023, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item, not set forth below, is incorporated herein by reference from the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for May 15, 2024, which will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2023 (the “Proxy Statement”) under the headings “Proposal No. 1 — Election of Directors”, “Executive Officers”, “Delinquent Section 16(A) Reports” and “Board Committees and Meetings”.

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

1. Financial Statements

The following Consolidated Financial Statements of the registrant and its subsidiaries are included on pages 50 to 79 and the reports of Independent Registered Public Accounting Firm are included on pages 48 and 49 in this Annual Report on Form 10-K.

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets — December 31, 2023 and 2022.

Consolidated Statements of Operations — Years ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Comprehensive Income (Loss) — Years ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Cash Flows — Years ended December 31, 2023, 2022 and 2021.

Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedules

The following Consolidated Financial Statement schedules shown below should be read in conjunction with the Consolidated Financial Statements on pages __ to __ in this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or notes thereto.

The following items appear immediately on the following page:

Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022 and 2021.

3. Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

MASTECH DIGITAL, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(Amounts in thousands)

	Balance at beginning of period	Charged to expense (credited)	Recoveries/ (Write- offs)	Balance at end of period
Allowance for Credit Losses:
Year ended December 31, 2023	$444	$(30)	$114	$528
Year ended December 31, 2022	375	50	19	444
Year ended December 31, 2021	413	130	(168)	375

Exhibit	(Index Description Exhibit)
2.1	Asset Purchase Agreement, dated July 7, 2017, by and among Mahmood Abbas, Zahid Naeem, Sachin Wadhwa, InfoTrellis Inc. and Mastech InfoTrellis Digital, Ltd., incorporated by reference to Exhibit 2.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

2.2	Asset Purchase Agreement, dated July 7, 2017, by and among Mahmood Abbas, Zahid Naeem, Sachin Wadhwa, InfoTrellis Inc. and Mastech InfoTrellis, Inc., incorporated by reference to Exhibit 2.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

2.3	Share Purchase Agreement, dated July 7, 2017, by and amongst Mastech Digital Data, Inc., 2291496 Ontario Inc., InfoTrellis India Private Limited, Mastech Digital Private Limited and Kumaran Sasikanthan, incorporated by reference to Exhibit 2.3 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

2.4	Share Purchase Agreement, dated October 1, 2020, by and among Mastech Digital Data, Inc., AmberLeaf Partners, Inc., and its shareholders, Lawrence F. Goldman and Don Steffen, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on October 6, 2020

3.1	Amended and Restated Articles of Incorporation of Mastech Digital, Inc., incorporated by reference to Exhibit 3.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on September 12, 2016

3.2	Amended and Restated Bylaws of Mastech Digital, Inc., incorporated by reference to Exhibit 3.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on September 12, 2016

4.1	Form of Common Stock Certificate of Mastech Digital, Inc., incorporated by reference to Exhibit 4.1 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

4.2	Amended and Restated Registration Rights Agreement, dated September 17, 2020, by and among Mastech Digital, Inc., Ashok Trivedi, in his individual capacity and as trustee of the Ashok K. Trivedi Revocable Trust, STP L.P., Edani L.P., Riveda L.P., Sunil Wadhwani, in his individual capacity and as trustee of The Revocable Declaration of Trust of Sunil Wadhwani, Wadhwani Partners No. 1 L.P. and Wadhwani Partners No. 2 L.P., incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on September 22, 2020

4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.3 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 30, 2020

10.1†	Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), effective as of May 14, 2014, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2016

10.2†	Amendment to Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), executed May 18, 2016, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2016

10.3†	Second Amendment to Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), executed May 16, 2018, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 18, 2018

10.4†	Third Amendment to Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), executed May 15, 2019, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 15, 2019

Exhibit	(Index Description Exhibit)

10.5†	Fourth Amendment to Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), executed May 13, 2020, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 18, 2020

10.6†	Fifth Amendment to Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), executed May 10, 2023, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 11, 2023

10.7	Credit Agreement, dated July 13, 2017, by and among Mastech Digital, Inc., certain subsidiaries of Mastech Digital, Inc., PNC Bank, National Association, as administrative agent, swing loan lender and issuing lender, PNC Capital Markets LLC, as sole lead arranger and sole bookrunner, and certain financial institutions party thereto as lenders, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 19, 2017

10.8	First Amendment to Credit Agreement, dated November 2017, by and among Mastech Digital, Inc., PNC Bank, National Association, as administrative agent and a lender, and certain financial institutions party thereto as lenders, incorporated by reference to Exhibit 10.3 to Mastech Digital, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2018

10.9	Second Amendment to Credit Agreement, dated April 20, 2018, by and among Mastech Digital, Inc., PNC Bank, National Association, as administrative agent and a lender, and certain financial institutions party thereto as lenders, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on April 25, 2018

10.10	Third Amendment to Credit Agreement and Joinder Agreement, dated as of October 1, 2020, by and among Mastech Digital, Inc., Mastech Digital Alliances, Inc., Mastech Digital Resourcing, Inc., Mastech Digital Data, Inc., Mastech InfoTrellis, Inc., Mastech InfoTrellis Digital, Ltd., Mastech Digital Services, Inc., Mastech Digital Solutions, Inc., Mastech Digital Consulting, Inc., Mastech Digital InfoTech, Inc., and AmberLeaf Partners, Inc., PNC Bank, National Association, and certain other financial institutions party thereto as lenders, and PNC Bank, National Association, in its capacity as administrative agent for the lenders thereto, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Amendment No. 1 to Form 8-K, filed with the SEC on October 7, 2020

10.11	Fourth Amendment to Credit Agreement, dated December 29, 2021, by and among Mastech Digital, Inc., PNC Bank, National Association, as administrative agent and a lender, and certain financial institutions party thereto as lenders

10.12	Fifth Amendment to Credit Agreement, dated December 29, 2023, by and among Mastech Digital, Inc., PNC Bank, National Association, as administrative agent and a lender, and certain financial institutions party thereto as lenders

10.13	Pledge Agreement, dated July 13, 2017, made by Mastech Digital, Inc. and certain subsidiaries of Mastech Digital, Inc., incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 19, 2017

10.14	Securities Purchase Agreement, dated July 7, 2017, by and between Mastech Digital, Inc. and Ashok Trivedi, as trustee of the Ashok K. Trivedi Revocable Trust, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

10.15	Securities Purchase Agreement, dated July 7, 2017, by and between Mastech Digital, Inc. and Sunil Wadhwani, as trustee of The Revocable Declaration of Trust of Sunil Wadhwani, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

Exhibit	(Index Description Exhibit)

10.16†	Fourth Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and Vivek Gupta, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2019

10.17†	Schedule A-8, dated March 8, 2024, to Fourth Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and Vivek Gupta, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 12, 2024

10.18†	Third Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and John J. Cronin, Jr., incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2019

10.19†	Schedule A-13, dated March 8, 2024, to Third Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and John J. Cronin, Jr., incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 12, 2024

10.20†	Executive Employment Agreement, dated as of October 26, 2022, between Mastech InfoTrellis, Inc., Mastech Digital Data, Inc., and Michael Fleishman, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on November 18, 2022

10.21†	Confidential Separation Agreement and General Release entered into by and between Mastech Digital, Inc., Mastech InfoTrellis, Inc., Mastech Digital Data, Inc. and the subsidiaries and affiliates of each and Michael Fleishman, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on December 1, 2023

10.22†	Amendment No. 1 to Confidential Separation Agreement and Release, dated December 7, 2023, entered into by and between Mastech Digital, Inc., Mastech InfoTrellis, Inc., Mastech Digital Data, Inc. and the subsidiaries and affiliates of each and Michael Fleishman, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on December 7, 2023

10.23	Lease Agreement, dated April 2, 2014, between PIBP 210 LLP and Mastech Digital, Inc., incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on April 7, 2014

10.24	Lease Deed, made and executed on April 1, 2021, by and between Olympia Tech Park (Chennai) Private Limited and InfoTrellis India Private Limited, incorporated by reference to Exhibit 10.4 to Mastech Digital, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021

10.25†	Form of Restricted Stock Agreement under the Mastech Digital, Inc. Stock Incentive Plan (as amended and restated), incorporated by reference to Exhibit 10.9 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

10.26†	Form of Non-Qualified Stock Option Agreement under the Mastech Digital, Inc. Stock Incentive Plan (as amended and restated), incorporated by reference to Exhibit 10.10 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

10.27†	Mastech Digital, Inc. 2019 Employee Stock Purchase Plan, executed on May 15, 2019, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 15, 2019

Exhibit	(Index Description Exhibit)

10.28	Consulting Services Agreement, made and entered into effective as of January 12, 2024, by and among Primentor Inc., Phaneesh Murthy, Srinjay Sengupta, Mastech Digital, Inc., Sunil Wadhwani, and Ashok Trivedi, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on January 19, 2025

10.29†	Summary of Director Compensation Arrangements

14.1	Mastech Digital, Inc.’s Code of Business Conduct and Ethics, as adopted on September 15, 2016, incorporated by reference to Exhibit 14.1 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

21.1	List of Subsidiaries of Mastech Digital, Inc.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

97.1	Mastech Digital, Inc. Clawback Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Designates the Company’s management contracts or compensation plans or arrangements for its executive officers.
*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2024.

MASTECH DIGITAL, INC.

/s/ VIVEK GUPTA
Vivek Gupta President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on this 15th day of March, 2024.

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