Form 10-Q
period 2024-03-31
Mastech Digital, Inc.
filed 2024-05-13
CIK 1437226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2024 was 11,634,303.

MASTECH DIGITAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$46,823	$55,063
Cost of revenues	34,692	41,581

Gross profit	12,131	13,482
Selling, general and administrative expenses	12,537	12,950

Income (loss) from operations	(406)	532
Interest income (expense), net	154	4
Other income (expense), net	(30)	(57)

Income (loss) before income taxes	(282)	479
Income tax expense (benefit)	(121)	218

Net incom e ( loss)	$(161)	$261

Earnings (loss) per share:
Basic	$(.01)	$.02

Diluted	$(.01)	$.02

Weighted average common shares outstanding:
Basic	11,615	11,638

Diluted	11,615	12,054

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(161)	$261
Other comprehensive income (loss):
Foreign currency translation adjustments	(28)	5

Total other comprehensive gain (loss), net of taxes	(28)	5

Total comprehensive income (loss)	$(189)	$266

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$19,424	$21,147
Accounts receivable, net of allowance for credit losses of $436 in 2024 and $528 in 2023	24,400	22,556
Unbilled receivables	7,615	7,259
Prepaid and other current assets	6,887	5,501

Total current assets	58,326	56,463
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	3,223	3,012
Enterprise software	4,185	4,185
Leasehold improvements	751	753

	8,159	7,950
Less – accumulated depreciation and amortization	(6,176)	(6,037)

Net equipment, enterprise software, and leasehold improvements	1,983	1,913
Operating lease right-of-use assets, net	4,790	5,106
Deferred income taxes	738	793
Deferred financing costs, net	260	284
Non-current deposits	455	457
Goodwill, net of impairment	27,210	27,210
Intangible assets, net of amortization	12,308	13,001

Total assets	$106,070	$105,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	5,473	4,659
Accrued payroll and related costs	11,978	12,354
Current portion of operating lease liability	1,242	1,236
Other accrued liabilities	1,344	938
Deferred revenue	722	684

Total current liabilities	20,759	19,871

Long-term liabilities:
Long-term operating lease liability, less current portion	3,517	3,843
Long-term accrued income taxes	69	69

Total liabilities	24,345	23,783
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 100,000,000 shares authorized and 13,345,012 shares issued as of March 31, 2024 and 13,312,568 shares issued as of December 31, 2023	133	133
Additional paid-in-capital	35,895	35,345
Retained earnings	52,254	52,415
Accumulated other comprehensive income (loss)	(1,672)	(1,644)
Treasury stock, at cost; 1,723,341 shares as of March 31, 2024 and 1,714,119 shares as of December 31, 2023	(4,885)	(4,805)

Total shareholders’ equity	81,725	81,444

Total liabilities and shareholders’ equity	$106,070	$105,227

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2023	$133	$35,345	$52,415	$(4,805)	$(1,644)	$81,444
Net (loss)	—	—	(161)	—	—	(161)
Other comprehensive (loss), net of taxes	—	—	—	—	(28)	(28)
Stock-based compensation expense	—	550	—	—	—	550
Shares repurchased	—	—	—	(80)	—	(80)

Balances, March 31, 2024	$133	$35,895	$52,254	$(4,885)	$(1,672)	$81,725

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2022	$133	$32,059	$59,553	$(4,187)	$(1,555)	$86,003
Net income	—	—	261	—	—	261
Other comprehensive gain, net of taxes	—	—	—	—	5	5
Stock-based compensation expense	—	835	—	—	—	835

Balances, March 31, 2023	$133	$32,894	$59,814	$(4,187)	$(1,550)	$87,104

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net income (loss)	$(161)	$261
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	898	1,014
Bad debt expense	(92)	—
Interest amortization of deferred financing costs	24	18
Stock-based compensation expense	550	835
Deferred income taxes, net	55	(245)
Operating lease assets and liabilities, net	14	12
Loss on disposition of fixed assets	—	1
Working capital items:
Accounts receivable and unbilled receivables	(2,108)	245
Prepaid and other current assets	(1,396)	452
Accounts payable	816	210
Accrued payroll and related costs	(371)	385
Other accrued liabilities	407	(262)
Deferred revenue	38	205

Net cash flows provided by (used in) operating activities	(1,326)	3,131

INVESTING ACTIVITIES:
Recovery of (payment for) non-current deposits	—	90
Capital expenditures	(278)	(97)

Net cash flows (used in) investing activities	(278)	(7)

FINANCING ACTIVITIES:
(Repayments) on term loan facility	—	(1,100)
Purchase of treasury stock	(80)	—

Net cash flows (used in) financing activities	(80)	(1,100)

Effect of exchange rate changes on cash and cash equivalents	(39)	16

Net change in cash and cash equivalents	(1,723)	2,040
Cash and cash equivalents, beginning of period	21,147	7,057

Cash and cash equivalents, end of period	$19,424	$9,097

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024 AND 2023
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
With our 2017 acquisition of the services division of Canada-based InfoTrellis, Inc. (“InfoTrellis”), we added specialized capabilities in delivering data and analytics services to our customers, which became our Data and Analytics Services segment. This segment offers project-based consulting services in the areas of data management, data engineering and data science, with such services delivered using on-site
and offshore resources. In October 2020, we acquired AmberLeaf Partners, Inc. (“AmberLeaf”), a Chicago-based customer experience consulting firm. This acquisition expanded our Data and Analytics Services segment’s capabilities in customer experience strategy and managed services offering for a variety of Cloud-based enterprise applications across sales, marketing and customer services organizations.
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
COVI
D-19

r
elated
concerns were less impactful on our business in 2022. Still, the proliferation of
COVID-19
 variants has caused some uncertainty and could continue to disrupt global markets in 2024 and beyond.
Accounting Principles
The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2023, included in our Annual Report on Form
10-K
filed with the SEC on March 15, 2024. Additionally, our operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that can be expected for the year ending December 31, 2024 or for any other period.
Principles of Consolidation
The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
Critical Accounting Policies
Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form
10-K
for the year ended December 31, 2023, for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the three months ended March 31, 2024.

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
Our Data and Analytics Services segment provides specialized capabilities in delivering data management and analytics services to its customers globally. This business offers project-based consulting services in the areas of Master Data Management, Enterprise Data Integration, Big Data, Analytics and Digital Transformation, which can be delivered using onsite and offshore resources.
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

The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Three Months Ended March 31,
	2024	2023
	(Amounts in thousands)
Data and Analytics Services Segment
Time-and-material Contracts	$6,111	$6,701
Fixed-price Contracts	1,956	2,694

Subtotal Data and Analytics Services	$8,067	$9,395

	Three Months Ended March 31,
	2024	2023
	(Amounts in thousands)
IT Staffing Services Segment
Time-and-material Contracts	$38,756	$45,668
Fixed-price Contracts	—	—

Subtotal IT Staffing Services	$38,756	$45,668

Total Revenues	$46,823	$55,063

For the three months ended March 31, 2024, the Company had one client (CGI =17.4%) that exceeded 10% of total revenues. For the three months ended March 31, 2023, the Company had one client (CGI =25.5%) that exceeded 10% of total revenues.
The Company’s top ten clients represented approximately 51% and 56% of total revenues for the three months ended March 31, 2024 and 2023, respectively.
The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Three Months Ended March 31,
	2024	2023
	(Amounts in thousands)
United States	$46,116	$53,755
Canada	294	831
India and other	413	477

Total Revenues	$46,823	$55,063

3.	Goodwill and Other Intangible Assets, Net
Goodwill of $8.4 million related to our IT Staffing Services segment resulted from the 2015 acquisition of Hudson Global Resources Management’s U.S. IT staffing business. Goodwill related to our Data and Analytics Services segment includes our 2017 acquisition of the services division of InfoTrellis, which totaled $27.4 million, and our 2020 acquisition of AmberLeaf, which totaled $6.4 million. The Company recorded a $5.3 million goodwill impairment related to the Data and Analytics Services segment in 2023 and a $9.7 million goodwill impairment in 2018. The impairments were primarily attributable to declines in revenue levels and lower future revenue projections.

A reconciliation of the beginning and ending amounts of goodwill by operating segment for the periods ended March 31, 2024 and December 31, 2023 is as follows:

	Three Months Ended	Twelve Months Ended
	March 31, 2024	December 31, 2023
	(in thousands)
IT Staffing Services:
Beginning balance	$8,427	$8,427
Goodwill recorded	—	—
Impairment	—	—

Ending Balance	$8,427	$8,427

	Three Months Ended	Twelve Months Ended
	March 31, 2024	December 31, 2023
	(in thousands)
Data and Analytics Services:
Beginning balance	$18,783	$24,083
Goodwill recorded	—	—
Impairment	—	(5,300)

Ending Balance	$18,783	$18,783

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$5,861	$2,138
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	10,184	9,457
Covenant-not-to-compete	5	1,201	1,069	132
Trade name	5	1,711	1,564	147
Technology	7	1,979	1,545	434

Total Intangible Assets		$33,099	$20,791	$12,308

	As of December 31, 2023
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$5,694	$2,305
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	9,776	9,865
Covenant-not-to-compete	5	1,201	1,047	154
Trade name	5	1,711	1,539	172
Technology	7	1,979	1,474	505

Total Intangible Assets		$33,099	$20,098	$13,001

Amortization expense for the three months ended March 31, 2024 and 2023 totaled $693,000 and $693,000, respectively and is included in selling, general and administrative expenses in the Consolidated Statement of Operations.
The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2024 through 2028 is as follows:

	Years Ended December 31,
	2024	2025	2026	2027	2028
	(Amounts in thousands)
Amortization expense	$2,693	$2,553	$2,413	$2,025	$1,637

4.	Leases
The Company rents certain office facilities and equipment under noncancelable operating leases. As of March 31, 2024, approximately 96,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All of our leases are classified as operating leases. The average initial lease term is 4.5 years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from less than one year to 5.5 years with a weighted average of 3.8 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
The following table summarizes the balance sheet classification of the lease assets and related lease liabilities:

	March 31, 2024	December 31, 2023
	(in thousands)
Assets:
Long-term operating lease right-of-use assets	$4,790	$5,106

Liabilities:
Short-term operating lease liability	$1,242	$1,236
Long-term operating lease liability	3,517	3,843

Total Liabilities	$4,759	$5,079

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of March 31, 2024
(in thousands)
2024 (for remainder of year)	$1,111
2025	1,471
2026	1,470
2027	789
2028	259
Thereafter	196

Total	$5,296
Less: Imputed interest	(537)

Present value of operating lease liabilities	$4,759

The weighted average discount rate used to calculate the present value of future lease payments was 5.4%.
We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the three months ended March 31, 2024 and 2023 totaled $0.4 million and $0.4 million, respectively.
Total cash paid for lease liabilities for the three months ended March 31, 2024 and 2023 totaled $0.4 million and $0.4 million, respectively.
There were
no
new leases entered into during the three months ended March 31, 2024 and 2023. New leases are considered non-cash
transactions.

5.	Commitments and Contingencies
In December 2022, the Company received a demand letter from the attorney of a former employee who resigned from his employment with the Company in November 2022. Among other allegations in the letter, this former employee asserted various employment-related claims against the Company, including a claim of wrongful termination. The Company settled this claim in the third quarter of 2023 and paid a $3.1 million settlement, net of recoveries. There were no professional service fees related to this matter incurred in the three months ended March 31, 2024. For the three months ended March 31, 2023, the Company incurred $0.4 million of professional service fees related to this matter which was included in Selling, General and Administrative expenses in the Consolidated Statement of Operations.
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
hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. The Company did not provide for any matching contributions for the three months ended March 31, 2024 and 2023.

7.	Stock-Based Compensation
In 2008, the Company adopted a Stock Incentive Plan (as amended from time to time, the “Plan”) which provides that up to 5,400,000 shares of the Company’s common stock shall be allocated for issuance to directors, officers and key personnel, including certain non-employee
consultants. Grants under the Plan may be made in the form of stock options, stock appreciation rights, performance shares or stock awards. During the three months ended March 31, 2024, the Company granted 29,612 restricted share units and 385,000 stock options at a strike price of $8.34 under the Plan. During the three months ended March 31, 2023, the Company granted restricted share units of 19,924 and 100,000 stock options at a strike price of $11.53. As of March 31, 2024 there were 468,000 shares available for grants under the Plan.
Stock-based compensation expense for the three months ended March 31, 2024 and 2023 was $550,000 and $835,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the three months ended March 31, 2024 and 2023, the Company issued 19,924 and 17,804 shares, respectively, related to the grant of restricted share units and the exercise of stock options.
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
During the three months ended March 31, 2024 and 2023, there were no shares issued under the Employee Stock Purchase Plan. As of March 31, 2024, there were 466,919 shares available for purchases under the Employee Stock Purchase Plan.

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
filed with the SEC on July 19, 2017, April 25, 2018, October 7, 2020, Exhibit 10.2 to the Form
8-K/A
filed with the SEC on January 4, 2022 and Exhibits 10.11 and 10.12 to the Company’s Form
10-K
filed with the SEC on March 15, 2024. Additionally, the facility includes an accordion feature for additional borrowing of up to $20 million upon satisfaction of certain conditions.
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
Amounts borrowed under the Term Loan were required to be repaid in consecutive quarterly installments of $1.1 million through and including the maturity date of October 1, 2024. In August 2022, the Company prepaid $7.6 million of the outstanding term loan with excess cash balances. The final term loan payment of $1.1 million was made on January 3, 2023, taking the outstanding balance to zero.
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
The Company pledged substantially all of its assets in support of the Credit Agreement. The Credit Agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the Credit Agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of March 31, 2024, the Company was in compliance with all applicable provisions of the Credit Agreement.
In connection with securing the commitments under the Credit Agreement and the November 2017, April 20, 2018, October 1, 2020, December 29, 2021 and December 29, 2023 amendments to the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $1,039,000, which were capitalized and are being amortized as interest expense over the life of the Credit Facility. Deferred financing costs of $260,000 and $284,000 (net of amortization) as of March 31, 2024, and December 31, 2023, respectively, are presented as long-term assets in the Company’s Consolidated Balance Sheets.
As of March 31, 2024, and December 31, 2023, the Company’s outstanding borrowings under the Revolver totaled zero dollars; and unused borrowing capacity available was approximately $24.2 million and $22.5 million, respectively. There were no
outstanding borrowings under the Term Loan at March 31, 2024, and December 31, 2023.

9.	Income Taxes
The components of income (loss) before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(Amounts in thousands)
Income (loss) before income taxes:
Domestic	$(316)	$2,080
Foreign	34	(1,601)

Income (loss) before income taxes	$(282)	$479

The Company has foreign subsidiaries which generate revenues from
non-U.S.-based
clients. Additionally, these subsidiaries provide services to the Company’s U.S. operations. Accordingly, the Company allocates a portion of its income (loss) to these subsidiaries based on a “transfer pricing” model and reports such income (loss) as foreign in the above table.
The provision (benefit) for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(Amounts in thousands)
Current provision (benefit):
Federal	$(224)	$711
State	(39)	170
Foreign	104	(446)

Total current provision (benefit)	(159)	435

Deferred provision (benefit):
Federal	23	(248)
State	5	(60)
Foreign	(83)	62

Total deferred provision (benefit)	(55)	(246)

Change in valuation allowance	93	29

Total provision (benefit) for income taxes	$(121)	$218

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three months ended March 31, 2024 and 2023 were as follows (amounts in thousands):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
Income taxes computed at the federal statutory rate	$(59)	(21.0%)	$100	21.0%
State income taxes, net of federal tax benefit	(10)	(3.5)	110	23.0
Excess tax expense (benefits) from stock options/restricted shares	85	30.1	23	4.8
Worthless stock deduction	(248)	(87.9)	—	—
Difference in tax rate on foreign earnings/other	18	6.4	(44)	(9.2)
Change in valuation allowance	93	33.0	29	6.0

	$(121)	(42.9%)	$218	45.6%

We evaluate deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. GAAP accounting guidance requires us to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative using a “more likely than not” standard. Our assessment considers, among other things, the nature of cumulative losses; forecast of future profitability; the duration of statutory carry-forward periods and tax planning alternatives. At March 31, 2024, our valuation allowance was comprised of balances within locations of Canada, Ireland and the United Kingdom and totaled $559,000. During the quarter ended March 31, 2024, we secured a worthless stock deduction for our discontinued Singapore entity, which allowed us to recognize a current tax deduction during the 2024 period and accordingly reverse $162,000 of our valuation allowance balance. As of December 31, 2023, our valuation allowance balance totaled $628,000.
The Company’s Canadian subsidiary, which was under audit by Revenue Canada for the years 2018 and 2019 was completed in first quarter of 2024 with no
adjustments to these tax filings.

10.	Shareholders’ Equity
On February 8, 2023, the Company announced that the Board of Directors authorized a share repurchase program of up to 500,000 shares of the Company’s common stock over a two-year
period. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Board of Directors. During the three months ended March 31, 2024, the Company repurchased 9,222 shares of common stock at an average price of $8.70 per share under this program.

Additionally, the Company makes stock purchases from time to time to satisfy employee tax obligations related to its Stock Incentive Plan. The Company did not purchase any shares to satisfy employee tax obligations during the three months ended March 31, 2024 and 2023.

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
For the three months ended March 31, 2024, all stock options and restricted shares were anti-dilutive and excluded from the computation of diluted (loss) per share. For the three months ended March 31, 2023, there were 1,390,000 anti-dilutive stock options excluded from the computation of diluted earnings per share.

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

	Three Months Ended March 31,
	2024	2023
	(Amounts in thousands)
Revenues:
Data and Analytics Services	$8,067	$9,395
IT Staffing Services	38,756	45,668

Total revenues	$46,823	$55,063

Gross Margin %:
Data and Analytics Services	46.4%	38.5%
IT Staffing Services	21.6%	21.6%

Total gross margin %	25.9%	24.5%

Segment operating income (loss):
Data and Analytics Services	$(454)	$(680)
IT Staffing Services	741	1,905

Subtotal	287	1,225
Amortization of acquired intangible assets	(693)	(693)
Interest expense, FX gains/losses and other, net	124	(53)

Income (loss) before income taxes	$(282)	$479

Below is a reconciliation of segment total assets to consolidated total assets:

	March 31, 2024	December 31, 2023
	(Amounts in thousands)
Total assets:
Data and Analytics Services	$44,892	$45,681
IT Staffing Services	61,178	59,546

Total assets	$106,070	$105,227

Below is geographic information related to our revenues from external customers:

	Three Months Ended March 31,
	2024	2023
	(Amounts in thousands)
United States	$46,116	$53,755
Canada	294	831
India and Other	413	477

Total revenues	$46,823	$55,063

13.	Recently Issued Accounting Standards
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU
2023-07,
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

You should read the following discussion in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2023, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2024.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about future events, future performance, plans, strategies, expectations, prospects, competitive environment and regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words, “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend” or the negative of these terms or similar expressions in this quarterly report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors”, “Forward-Looking Statements” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update forward-looking statements and the estimates and assumptions associated with them, after the date of this quarterly report on Form 10-Q, except to the extent required by applicable securities laws.

Website Access to SEC Reports:

The Company’s website is www.mastechdigital.com. The Company’s Annual Report on Form 10-K for the year ended December 31, 2023, current reports on Form 8-K and all other reports filed with the SEC, are available free of charge on the Investors page. The website is updated as soon as reasonably practical after such reports are filed electronically with the SEC.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the three months ended March 31, 2024.

2024 Primentor, Inc. Consulting Agreement

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

Employment-Related Claims Against the Company

In December 2022, the Company received a demand letter from the attorney of a former employee who resigned from his employment with the Company in November 2022. Among other allegations in the letter, this former employee has asserted various employment-related claims against the Company, including a claim of wrongful termination. For the year ended December 31, 2023, the Company settled this claim for $3.1 million, net of recoveries, under the terms of a confidential settlement agreement. In addition to the settlement amount, we incurred approximately $0.9 million in professional services fees related to this matter during 2023.

For the three months ended March 31, 2023, the Company incurred approximately $400,000 of professional services fees related to this matter and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. During the first quarter of 2024, no expenses related to this matter were incurred.

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

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general North American economic conditions, particularly with respect to our IT Staffing Services segment. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing global economy, demand for our services tends to decline. With economic expansion in 2010 through 2019 activity levels improved. However, as economic conditions strengthened, we experienced increased tightness in the supply side (skilled IT professionals) of our businesses. These supply-side challenges pressured resource costs and, to some extent, gross margins. As we entered 2020, we were encouraged by continued growth in the domestic job markets and expanding U.S. and global economies. However, with the COVID-19 pandemic surfacing in the first quarter of 2020, we realized that economic growth would quickly turn into recessionary conditions, which had a material impact on activity levels in both of our business segments. In 2021, we were encouraged by the global rollout of vaccination programs and signs of economic improvement, however, the proliferation of COVID-19 variants have caused some uncertainty and disruption in the global markets. In 2022 and 2023, COVID-19-related concerns seemed to subside; however, increased inflation, challenges in the financial sector related to increasing interest rates, and concerns about a possible recession created much uncertainty and impacted demand for our services in the second half of 2022 and the entire year of 2023. While economic conditions in North American have shown signs of improvement during the first quarter of 2024, a level of uncertainty remains with respect to inflation and the potential of escalations of existing conflicts in the Middle East and Ukraine. It is difficult to predict the impact or duration that these economic pressures may have on our businesses and results of operations in future quarters or how market conditions are going to unfold over the course of 2024 and beyond.

In addition to tracking general economic conditions in the markets that we service, a large portion of our revenues is generated from a limited number of clients (see Item 1A, the Risk Factor entitled “Our revenues are highly concentrated, and the loss of a significant client would adversely affect our business and revenues” in our Annual Report on Form 10-K for the year ended December 31, 2023). Accordingly, our trends and outlook are additionally impacted by the prospects and well-being of these specific clients. This “account concentration” factor may result in our results of operations deviating from the prevailing economic trends from time to time.

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

Results of Operations for the Three Months Ended March 31, 2024 as Compared to the Three Months Ended March 31, 2023:

Revenues:

Revenues for the three months ended March 31, 2024 totaled $46.8 million, compared to $55.1 million for the corresponding three-month period in 2023. This 15% year-over-year revenue decrease reflected a 14% decline in our Data and Analytics Services segment and a 15% decline in our IT Staffing Services segment. For the three months ended March 31, 2024, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 17.4%). For the three months ended March 31, 2023, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 25.5%). The Company’s top ten clients represented approximately 51% and 56% of total revenues for the three months ended March 31, 2024 and 2023, respectively.

Below is a tabular presentation of revenues by reportable segment for the three months ended March 31, 2024 and 2023, respectively:

Revenues (Amounts in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Data and Analytics Services	$8,067	$9,395
IT Staffing Services	38,756	45,668

Total revenues	$46,823	$55,063

Revenues from our Data and Analytics Services segment totaled $8.1 million in the quarter ended March 31, 2024, compared to $9.4 million in the corresponding quarter last year. This decline largely reflects a soft booking performance during the first nine months 2023. Bookings during the first quarter of 2024 totaled $9.6 million, a 14% improvement compared to $8.4 million in the first quarter of 2023. Additionally, pipeline opportunities and RFP activity remained solid during the quarter.

Revenues from our IT Staffing Services segment totaled $38.8 million in the three months ended March 31, 2024, compared to $45.7 million during the corresponding 2023 period. While this revenue performance was down considerably compared to the 2023 period, it was 2% higher sequentially when compared to revenues from our IT Staffing Services segment in the fourth quarter of 2023. Billing consultant headcount increased during the quarter by 58-consultants, which was a 6% improvement over our headcount at December 31, 2023. Billing consultants at March 31, 2024 totaled 1,004-consultants down from 1,124-consultants at March 31, 2023. Our average bill rate in the first quarter of 2024 for this segment was $79.30 per hour compared to $80.55 per hour in the first quarter of 2023. The slight decline in the average bill rate was due to lower rates on new assignments and is reflective of the types of skill sets that we deployed. Permanent placement / fee revenues were approximately $0.2 million during the quarter ended March 31, 2024, which was in-line with our permanent placement performance of a year ago.

Gross Margins:

Gross profits in the first quarter of 2024 totaled $12.1 million, compared to gross profits of $13.5 million in the first quarter of 2023, a 10% year-over-year decrease. Gross profit as a percentage of revenue was 25.9% for the three-month period ending March 31, 2024, compared to 24.5% during the same period of 2023. This 140-basis point increase reflected strong gains in our Data and Analytics Services segment.

Below is a tabular presentation of gross margin by reporting segment for the three months ended March 31, 2024 and 2023, respectively:

Gross Margin	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Data and Analytics Services	46.4%	38.5%
IT Staffing Services	21.6	21.6

Total gross margin	25.9%	24.5%

Gross margins for our Data and Analytics Services segment were 46.4% during the first quarter of 2024, compared to 38.5% in the first quarter of 2023. The margin improvement reflected higher project margins and a significantly higher utilization rate.

Gross margins for our IT Staffing Services segment were 21.6% in the first quarter of 2024, which is flat compared to the corresponding quarter of 2023. Project margins were slightly higher in 2024 and were largely offset by higher benefit costs.

Selling, General and Administrative (“SG&A”) Expenses:

Below is a tabular presentation of operating expenses by expense category for the three months ended March 31, 2024 and 2023, respectively:

SG&A Expenses (Amounts in millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Data and Analytics Services Segment
Sales and Marketing	$2.4	$1.4
Operations	0.2	0.5
General & Administrative	1.6	2.4

Subtotal Data and Analytics Services	$4.2	$4.3

IT Staffing Services Segment
Sales and Marketing	$2.2	$2.2
Operations	1.9	2.5
General & Administrative	3.5	3.2

Subtotal IT Staffing Services	$7.6	7.9

Amortization of Acquired Intangible Assets	$0.7	$0.7

Total SG&A Expenses	$12.5	$12.9

SG&A expenses for the three months ended March 31, 2024 totaled $12.5 million or 26.7% of total revenues, compared to $12.9 million or 23.5% of total revenues for the three months ended March 31, 2023. Excluding amortization of acquired intangible assets in both periods, SG&A expense as a percentage of total revenues would have been 25.2% and 22.1%, respectively.

Fluctuations within SG&A expense components during the first quarter of 2024, compared to the first quarter of 2023, included the following:

•

Sales expense increased by $1.0 million in the 2024 period compared to the corresponding 2023 period. This increase reflected a larger sales team and higher marketing and event costs in our Data and Analytics Services segment. Sales expense in our IT Staffing Services segment was flat compared to the previous year.

•

Operations expenses decreased by $0.9 million in the 2024 period compared to the corresponding 2023 period. Operations expenses were down $0.3 million in our Data and Analytics Services segment due to staff reductions and lower compensation expenses. In our IT Staffing Services segment, operations expenses decreased by $0.6 million and reflected lower recruitment staff and variable expenses.

•

General and administrative expenses declined by $0.5 million in the 2024 period compared to the corresponding 2023 period. General and administrative expense in our Data and Analytics Services segment decreased by $0.8 million due to a lower number of executive staff and lower stock-based compensation expense. In our IT Staffing Services segment, general and administrative expenses increased by $0.3 million due to strategic consulting expenses associated with our consulting agreement with Primentor.

•	Amortization of acquired intangible assets was $0.7 million in both 2024 and 2023.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended March 31, 2024 consisted of net interest income of $154,000 and foreign exchange losses of ($30,000). For the three months ended March 31, 2023, Other Income / (Expense) consisted of net interest income of $4,000 and foreign exchange losses of $(57,000). The higher level of net interest income was reflective of higher cash balances in the 2024 period.

Income Tax Expense (Benefit):

Income tax expense (benefit) for the three months ended March 31, 2024 totaled ($121,000), representing an effective tax rate on our pre-tax loss of (42.9%), compared to $218,000 for the three months ended March 31, 2023, which represented a 45.6% effective tax rate on pre-tax income. The favorable effective tax rate in the 2024 period reflected a favorable adjustment to our tax valuation allowance related to the utilization of Singapore tax benefits.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

As of March 31, 2024, we had no bank debt, cash balances on hand, of $19.4 million and approximately $24.2 million of borrowing capacity under our existing credit facility.

Historically, we have funded our organic business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. As of March 31, 2024, our accounts receivable “days sales outstanding” (“DSOs”) measurement was 56-days, which was 5 days lower than at March 31, 2023.

We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility will be adequate to fund our business needs and support our share repurchase program that we announced in February 2023 over the next twelve months, exclusive of any acquisition activity.

Cash flows provided by (used in) operating activities:

Cash (used in) operating activities for the three months ended March 31, 2024 totaled ($1.3 million), compared to $3.1 million provided during the three months ended March 31, 2023. Elements of cash flows in 2024 were a net loss of ($0.2 million), non-cash charges of $1.5 million, and an increase in operating working capital levels of ($2.6 million). Elements of cash flows in the 2023 period were net income of $0.3 million, non-cash charges of $1.6 million, and a decrease in operating working capital levels of $1.2 million. In the 2024 quarter, sequential revenue growth impacted operating working capital, particularly in our accounts receivable balances.

Cash flows (used in) investing activities:

Cash (used in) investing activities for the three months ended March 31, 2024 was ($278,000), compared to ($7,000) for the three months ended March 31, 2023. In the 2024 period, capital expenditures were responsible for our entire cash usage in investing activities. In the 2023 period, investing activities included $97,000 of capital expenditures, partially offset by $90,000 of deposit recoveries. The increase in capital expenditures in 2024, compared to 2023 reflects expenditures related to laptop purchases and other technology enhancements.

Cash flows provided by (used in) financing activities:

Cash (used in) financing activities for the three months ended March 31, 2024 totaled ($80,000) related to the repurchase of common stock under our share repurchase program. Cash (used in) financing activities for the three months ended March 31, 2023 totaled ($1.1 million) and consisted of our final term-loan debt repayment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation:

We do not believe that inflation had a significant impact on our results of operations for the periods presented, although economic uncertainty, including the concerns of our clients and other companies with respect to inflationary conditions in North America and elsewhere, has had and may continue to have an adverse impact on the demand for our services. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and, whenever possible, seek to ensure that billing rates reflect increases in costs due to inflation. However, high levels of inflation may result in higher interest rates which could increase our borrowing costs in the future.

In addition, refer to “Item 1A. Risk factors” in our 2023 Annual Report on Form 10-K for a discussion about risks that inflation directly or indirectly may pose to our business.

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

Interest Rates

As of March 31, 2024, we had no outstanding borrowings under our Credit Agreement with PNC Bank — Refer to Note 8 – “Credit Facility” in the Notes to Condensed Consolidated Financial Statements, included herein.

Currency Fluctuations

The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s subsidiary in Canada is the U.S. dollar because the majority of its revenue is denominated in U.S. dollars. The functional currencies of the Company’s Indian and European subsidiaries are the local currency of the location of such subsidiary. The results of operations of the Company’s Indian and European subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian and European subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Condensed Consolidated Statements of Operations, and have not been material for all periods presented. A hypothetical 10% increase or decrease in overall foreign currency rates in the first quarter of 2024 would not have had a material impact on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our Common Stock repurchased during the quarter ended March 31, 2024 is set forth in the following table:

Period	Total Number of Shares Purchased (1)	Average Price per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (1)
January 1, 2024 — January 31, 2024	—	$—	—	432,301
February 1, 2024 — February 29, 2024	6,338	$8.67	6,338	425,963
March 1, 2024 — March 31, 2024	2,884	$8.76	2,884	423,079

Total	9,222	$8.70	9,222	423,079

(1)

On February 8, 2023, the Company announced that the Board of Directors authorized a share repurchase program of up to 500,000 shares of Common Stock over a two-year period. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Board of Directors. The Company did not repurchase any shares of its Common Stock during the quarter ended March 31, 2024, other than through this publicly announced share repurchase program.

ITEM 5.	OTHER INFORMATION
Disclosure
of 10b5-1 plans
During the fiscal quarter ended March 31, 2024,
no
ne of our directors or officers informed us of the adoption, modification or termination of a
“Rule 10b5-1 trading
arrangement”
or “non-Rule 10b5-1 trading
arrangement,” as those terms are defined in
Regulation S-K, Item
408.

ITEM 6.	EXHIBITS -

(a) Exhibits

10.1	Fifth Amended and Restated Executive Employment Agreement, dated as of March 8, 2024, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and Vivek Gupta, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 12, 2024

10.2	Fourth Amended and Restated Executive Employment Agreement, dated as of March 8, 2024, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and John J. Cronin, Jr., incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 12, 2024

10.3	Consulting Services Agreement, made and entered into effective as of January 12, 2024, by and among Primentor Inc., Phaneesh Murthy, Srinjay Sengupta, Mastech Digital, Inc., Sunil Wadhwani, and Ashok Trivedi, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on January 19, 2024

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of May, 2024.

MASTECH DIGITAL, INC.

May 13, 2024	/s/ VIVEK GUPTA
Vivek Gupta Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer
(Principal Financial Officer)