Form 10-Q
period 2024-06-30
Mastech Digital, Inc.
filed 2024-08-12
CIK 1437226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
Stock, par value $.01 per share, outstanding as of July 31, 2024 was 11,682,480.

MASTECH DIGITAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$49,534	$52,204	$96,357	$107,267
Cost of revenues	35,554	38,560	70,246	80,141

Gross profit	13,980	13,644	26,111	27,126
Selling, general and administrative expenses:
Operating expenses	12,287	13,372	24,824	26,322
Employment-related claim, net of recoveries	—	3,100	—	3,100

Total selling, general and administrative expenses	12,287	16,472	24,824	29,422

Income (loss) from operations	1,693	(2,828)	1,287	(2,296)
Interest income (expense), net	130	80	284	84
Other income (expense), net	(14)	(30)	(44)	(87)

Income (loss) before income taxes	1,809	(2,778)	1,527	(2,299)
Income tax expense (benefit)	418	(605)	297	(387)

Net income (loss)	$1,391	$(2,173)	$1,230	$(1,912)

Earnings (loss) per share:
Basic	$.12	$(.19)	$.11	$(.16)

Diluted	$.12	$(.19)	$.10	$(.16)

Weighted average common shares outstanding:
Basic	11,652	11,620	11,633	11,629

Diluted	11,922	11,620	11,915	11,629

The
accompanying
notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$1,391	$(2,173)	$1,230	$(1,912)
Other comprehensive income (loss):
Foreign currency translation adjustments	1	(12)	(27)	(7)

Total other comprehensive income (loss), net of taxes	1	(12)	(27)	(7)

Total comprehensive income (loss)	$1,392	$(2,185)	$1,203	$(1,919)

The
accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$20,587	$21,147
Accounts receivable, net of allowance for credit losses of $ 436 in 2024 and $528 in 2023	24,649	22,556
Unbilled receivables	7,994	7,259
Prepaid and other current assets	7,385	5,501

Total current assets	60,615	56,463
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	3,679	3,012
Enterprise software	4,185	4,185
Leasehold improvements	751	753

	8,615	7,950
Less – accumulated depreciation and amortization	(6,373)	(6,037)

Net equipment, enterprise software, and leasehold improvements	2,242	1,913
Operating lease right-of-use assets, net	4,471	5,106
Deferred income taxes	660	793
Deferred financing costs, net	236	284
Non-current deposits	454	457
Goodwill, net of impairment	27,210	27,210
Intangible assets, net of amortization	11,615	13,001

Total assets	$107,503	$105,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,790	$4,659
Accrued payroll and related costs	11,347	12,354
Current portion of operating lease liability	1,250	1,236
Other accrued liabilities	936	938
Deferred revenue	953	684

Total current liabilities	20,276	19,871

Long-term liabilities:
Long-term operating lease liability, less current portion	3,191	3,843
Long-term accrued income taxes	—	69

Total liabilities	23,467	23,783
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 100,000,000 shares authorized and 13,404,540 shares issued as of June 30, 2024 and 13,312,568 shares issued as of December 31, 2023	134	133
Additional paid-in-capital	36,813	35,345
Retained earnings	53,645	52,415
Accumulated other comprehensive income (loss)	(1,671)	(1,644)
Treasury stock, at cost; 1,723,341 shares as of June 30, 2024 and 1,714,119 shares as of December 31, 2023	(4,885)	(4,805)

Total shareholders’ equity	84,036	81,444

Total liabilities and shareholders’ equity	$107,503	$105,227

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2023	$133	$35,345	$52,415	$(4,805)	$(1,644)	$81,444
Net (loss)	—	—	(161)	—	—	(161)
Other comprehensive (loss), net of taxes	—	—	—	—	(28)	(28)
Stock-based compensation expense	—	550	—	—	—	550
Shares repurchased	—	—	—	(80)	—	(80)

Balances, March 31, 2024	$133	$35,895	$52,254	$(4,885)	$(1,672)	$81,725

Net income	—	—	1,391	—	—	1,391
Employee common stock purchases	—	136	—	—	—	136
Other comprehensive gain, net of taxes	—	—	—	—	1	1
Stock-based compensation expense	—	461	—	—	—	461
Stock options exercised	1	321	—	—	—	322

Balances, June 30, 2024	$134	$36,813	$53,645	$(4,885)	$(1,671)	$84,036

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2022	$133	$32,059	$59,553	$(4,187)	$(1,555)	$86,003
Net income	—	—	261	—	—	261
Other comprehensive gain, net of taxes	—	—	—	—	5	5
Stock-based compensation expense	—	835	—	—	—	835

Balances, March 31, 2023	$133	$32,894	$59,814	$(4,187)	$(1,550)	$87,104

Net (loss)	—	—	(2,173)	—	—	(2,173)
Employee common stock purchases	—	150	—	—	—	150
Other comprehensive (loss), net of taxes	—	—	—	—	(12)	(12)
Stock-based compensation expense	—	842	—	—	—	842
Shares repurchased	—	—	—	(572)	—	(572)

Balances, June 30, 2023	$133	$33,886	$57,641	$(4,759)	$(1,562)	$85,339

The
accompanying
notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net income (loss)	$1,230	$(1,912)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,805	2,026
Bad debt expense	(92)	—
Interest amortization of deferred financing costs	48	37
Stock-based compensation expense	1,011	1,677
Deferred income taxes, net	132	(439)
Employment-related claim liability, net of recoveries	—	3,100
Operating lease assets and liabilities, net	19	22
Loss on disposition of fixed assets	1	1
Long term accrued income taxes	(69)	(36)
Working capital items:
Accounts receivable and unbilled receivables	(2,736)	9,605
Prepaid and other current assets	(1,893)	(952)
Accounts payable	1,133	(97)
Accrued payroll and related costs	(1,001)	(449)
Other accrued liabilities	(2)	292
Deferred revenue	269	232

Net cash flows provided by (used in) operating activities	(145)	13,107

INVESTING ACTIVITIES:
Recovery of (payment for) non-current deposits	1	70
Capital expenditures	(752)	(112)

Net cash flows (used in) investing activities	(751)	(42)

FINANCING ACTIVITIES:
(Repayments) on term loan facility	—	(1,100)
Proceeds from the issuance of common shares	136	150
Purchase of treasury stock	(80)	(572)
Proceeds from the exercise of stock options	322	—

Net cash flows provided by (used in) financing activities	378	(1,522)

Effect of exchange rate changes on cash and cash equivalents	(42)	14

Net change in cash and cash equivalents	(560)	11,557
Cash and cash equivalents, beginning of period	21,147	7,057

Cash and cash equivalents, end of period	$20,587	$18,614

The
accompanying
notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024 AND 2023
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
With our 2017 acquisition of the services division of Canada-based InfoTrellis, Inc. (“InfoTrellis”), we added specialized capabilities in delivering data and analytics services to our customers, which became our Data and Analytics Services segment. This segment offers project-based consulting services in the areas of data management, data engineering and data science, with such services delivered using on-site
and offshore resources. In October 2020, we acquired AmberLeaf Partners, Inc. (“AmberLeaf”), a Chicago-based customer experience consulting firm. This acquisition expanded our Data and Analytics Services segment’s capabilities in customer experience strategy and managed services offering for a variety of Cloud-based enterprise applications across sales, marketing and customer service organizations.
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
COVID-19
related concerns were less impactful on our business in 2022 and 2023. Still, the proliferation of
COVID-19
variants could dis
rupt
 global markets during 2024 and beyond.
Accounting Principles
The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2023, included in our Annual Report on Form
10-K
filed with the SEC on March 15, 2024. Additionally, our operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that can be expected for the year ending December 31, 2024, or for any other period.
Principles of Consolidation
The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Critical Accounting Policies
Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form
10-K
for the year ended December 31, 2023, for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the six months ended June 30, 2024.
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
In certain situations, related to client direct hire assignments, where the Company’s fee is contingent upon the hired resources continued employment with the client, revenue is not fully recognized until such employment conditions are satisfied.
We do not sell, lease or otherwise market computer software or hardware, and, essentially, 100% of our revenue is derived from the sale of data and analytics, IT staffing and digital transformation services. We expense sales commissions in the same period in which revenues are realized. These costs are recorded within sales, general and administrative expenses.
Each contract the Company enters is assessed to determine the promised services to be performed and includes identification of the performance obligations required by the contract. In substantially all contracts, we have identified a single performance obligation for each contract either because the promised services are distinct, or the promised services are highly interrelated and interdependent and therefore represent a combined single performance obligation.
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
solutions. We work with businesses and institutions with significant IT spend and recurring staffing needs. We also support smaller organizations with their “project focused” temporary IT staffing requirements. In late 2023, we expanded our service offerings to include engineering staffing services. Substantially all our revenue is recognized over time.

The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Amounts in thousands)		(Amounts in thousands)
Data and Analytics Services Segment
Time-and-material Contracts	$6,183	$6,438	$12,294	$13,139
Fixed-price Contracts	2,693	2,335	4,649	5,029

Subtotal Data and Analytics Services	$8,876	$8,773	$16,943	$18,168

IT Staffing Services Segment
Time-and-material Contracts	$40,658	$43,431	$79,414	$89,099
Fixed-price Contracts	—	—	—	—

Subtotal IT Staffing Services	$40,658	$43,431	$79,414	$89,099

Total Revenues	$49,534	$52,204	$96,357	$107,267

For the three months ended June 30, 2024, the Company had two clients (CGI = 14.9% and Allegis = 10.7%) that each exceeded 10% of total revenues. For the six months ended June 30, 2024, the Company had the same two clients (CGI = 16.1% and Allegis = 10.1%) that each exceeded 10% of total revenues. For the three months ended June 30, 2023, the Company had one client (CGI = 24.0%) that exceeded 10% of total revenues. For the six months ended June 30, 2023, the Company had the same one client (CGI = 24.8%) that exceeded 10% of total revenues.
The Company’s top ten clients represented approximately 53% and 55% of total revenues for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the Company’s top ten clients represented approximately 52% and 55% of total revenues, respectively.
The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Amounts in thousands)		(Amounts in thousands)
United States	$48,515	$51,265	$94,631	$105,020
Canada	308	701	602	1,532
India and Other	711	238	1,124	715

Total revenues	$49,534	$52,204	$96,357	$107,267

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

A reconciliation of the beginning and ending amounts of goodwill by operating segment for the periods ended June 30, 2024 and December 31, 2023 is as follows:

	Six Months Ended	Twelve Months Ended
	June 30, 2024	December 31, 2023
	(in thousands)
IT Staffing Services:
Beginning balance	$8,427	$8,427
Goodwill recorded	—	—
Impairment	—	—

Ending Balance	$8,427	$8,427

	Six Months Ended	Twelve Months Ended
	June 30, 2024	December 31, 2023
	(in thousands)
Data and Analytics Services:
Beginning balance	$18,783	$24,083
Goodwill recorded	—	—
Impairment	—	(5,300)

Ending Balance	$18,783	$18,783

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$6,027	$1,972
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	10,595	9,046
Covenant-not-to-compete	5	1,201	1,091	110
Trade name	5	1,711	1,588	123
Technology	7	1,979	1,615	364

Total Intangible Assets		$33,099	$21,484	$11,615

	As of December 31, 2023
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$5,694	$2,305
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	9,776	9,865
Covenant-not-to-compete	5	1,201	1,047	154
Trade name	5	1,711	1,539	172
Technology	7	1,979	1,474	505

Total Intangible Assets		$33,099	$20,098	$13,001

Amortization expense for the
three-and
six-month
periods ended June 30, 2024 and 2023 totaled $693,000 and $1.4 million, respectively for both years and is included in selling, general and administrative expenses in the Consolidated Statement of Operations.
The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2024 through 2028 is as follows:

	Years Ended December 31,
	2024	2025	2026	2027	2028
	(Amounts in thousands)
Amortization expense	$2,693	$2,553	$2,413	$2,025	$1,637

4.	Leases
The Company rents certain office facilities and equipment under noncancelable operating leases. As of June 30, 2024, approximately 96,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All leases are classified as operating leases. The average initial lease term is 4.5 years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from less than one year to 5.3 years with a weighted average of 3.6 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
The following table summarizes the balance sheet classification of the lease assets and related lease liabilities:

	June 30, 2024	December 31, 2023
	(in thousands)
Assets:
Long-term operating lease right-of-use assets	$4,471	$5,106

Liabilities:
Short-term operating lease liability	$1,250	$1,236
Long-term operating lease liability	3,191	3,843

Total liabilities	$4,441	$5,079

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of June 30, 2024
(in thousands)
2024 (for remainder of year)	$735
2025	1,470
2026	1,468
2027	789
2028	259
Thereafter	196

Total	$4,917
Less: Imputed interest	(476)

Present value of operating lease liabilities	$4,441

The weighted average discount rate used to calculate the present value of future lease payments was 5.4%.
We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the three and six months ended June 30, 2024 totaled $0.3 million and $0.7 million, respectively. Rental expense for the three and six months ended June 30, 2023 totaled $0.4 million and $0.8 million, respectively.

Total cash paid for lease liabilities for the three and six months ended June 30, 2024 totaled $0.3 million and $0.7 million, respectively. Total cash paid for lease liabilities for the three and six months ended June 30, 2023 totaled $0.4 million and $0.8 million, respectively.
There were no new leases entered into during the three and six months ended June 30, 2024 and 2023. New leases are considered non-cash
transactions.

5.	Commitments and Contingencies
In December 2022, the Company received a demand letter from the attorney of a former employee who resigned from his employment with the Company in November 2022. Among other allegations in the letter, this former employee asserted various employment-related claims against the Company, including a claim of wrongful termination. The Company settled this claim in the third quarter of 2023 and paid a $3.1 million settlement, net of recoveries. There were no professional service fees related to this matter incurred in the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, the Company incurred $0.6 million and $1 million, respectively, of professional service fees related to this matter which was included in Selling, General and Administrative expenses in the Consolidated Statement of Operations.
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
hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. The Company did not provide for any matching contributions for the three and six months ended June 30, 2024, and 2023.

7.	Stock-Based Compensation
In 2008, the Company adopted a Stock Incentive Plan. This Stock Incentive Plan was amended and restated effective as of May 14, 2024 (as amended from time to time, the “Plan”) and provides that up to 5,400,000 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), shall be allocated for issuance to directors, officers, employees and consultants of the Company. Grants under the Plan may be made in the form of stock options, stock appreciation rights, performance share awards, restricted stock awards or stock awards.
During the three months ended June 30, 2024, the Company granted zero restricted share units and 140,000 stock options at a strike price of $8.59 under the Plan. During the three months ended June 30, 2023, the Company granted zero restricted share units and 25,000 stock options at a strike price of $10.06.
During the six months ended June 30, 2024, the Company granted 29,612 restricted share units and 525,000 stock options at an average strike price of $8.41 under the Plan. During the six months ended June 30, 2023, the Company granted 19,924 restricted share units and 125,000 stock options at an average strike price of $11.24 under the Plan. As of June 30, 2024 there were 373,000 shares of Common Stock available for grants under the Plan.
Stock-based compensation expense for the three months ended June 30, 2024 and 2023 was $461,000 and $842,000, respectively, and for the six months ended June 30, 2024 and 2023 was $1.0 million and $1.7 million, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the three and six months ended June 30, 2024, the Company issued 50,719 and 70,643 shares, respectively, related to the grant of restricted share units and the exercise of stock options. During the three and six months ended June 30, 2023, the Company issued zero and 17,804 shares, respectively, related to the grant of restricted share units and the exercise of stock options.
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
During the three and six months ended June 30, 2024 and 2023, there were 21,329 shares and 17,890 shares issued under the Employee Stock Purchase Plan at a share price of $6.38 and $8.40, respectively. Stock-based compensation expense related to the Employee Stock Purchase Plan for the three months ended June 30, 2024 and 2023 totaled $27,000 and $38,000, respectively. Stock-based compensation expense related to the Employee Stock Purchase Plan for the six months ended June 30, 2024 and 2023 totaled $54,000 and $68,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2024 and 2023. As of June 30, 2024, there were 445,590 shares available for purchases under the Employee Stock Purchase Plan.

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
The Company pledged substantially all of its assets in support of the Credit Agreement. The Credit Agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the Credit Agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of June 30, 2024, the Company was in compliance with all applicable provisions of the Credit Agreement.

In connection with securing the commitments under the Credit Agreement and the April 20, 2018, October 1, 2020, December 29, 2021 and December 29, 2023 amendments to the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $1,039,000, which were capitalized and are being amortized as interest expense over the life of the Credit Facility. Deferred financing costs of $236,000 and $284,000 (net of amortization) as of June 30, 2024, and December 31, 2023, respectively, are presented as long-term assets in the Company’s Consolidated Balance Sheets.
As of June 30, 2024, and December 31, 2023, the Company’s outstanding borrowings under the Revolver totaled zero dollars; and unused borrowing capacity available was approximately $23.8 million and $22.5 million, respectively. There were no outstanding borrowings under the Term Loan at June 30, 2024, and December 31, 2023. On May 9, 2024, the Company issued two standby letters of credit for $162,000 each from PNC Bank to a Vietnam client to secure certain performance and advance payment guarantees made to the client on an existing fixed price Data and Analytics Services assignment. These letters of credit are scheduled to expire on April 23, 2025, but can be extended by the client for an additional one-year
period.

9.	Income Taxes
The components of income (loss) before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Amounts in thousands)		(Amounts in thousands)
Income (loss) before income taxes:
Domestic	$615	$(5,074)	$299	$(2,994)
Foreign	1,194	2,296	1,228	695

Income (loss) before income taxes	$1,809	$(2,778)	$1,527	$(2,299)

The Company has foreign subsidiaries which generate revenues from
non-U.S.-based
clients. Additionally, these subsidiaries provide services to the Company’s U.S. operations. Accordingly, the Company allocates a portion of its income (loss) to these subsidiaries based on a “transfer pricing” model and reports such income (loss) as foreign in the above table.
The provision (benefit) for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Amounts in thousands)		(Amounts in thousands)
Current provision (benefit):
Federal	$100	$(894)	$(124)	$(183)
State	26	(136)	(13)	34
Foreign	197	591	301	145

Total current provision (benefit)	323	(439)	164	(4)

Deferred provision (benefit):
Federal	73	(154)	96	(402)
State	14	(38)	19	(98)
Foreign	101	(2)	18	60

Total deferred provision (benefit)	188	(194)	133	(440)

Change in valuation allowance	(93)	28	—	57

Total provision (benefit) for income taxes	$418	$(605)	$297	$(387)

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision (benefit) for income taxes for the three and six months ended June 30, 2024 and 2023 were as follows (amounts in thousands):

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
Income taxes computed at the federal statutory rate	$380	21.0%	$(583)	(21.0)%
State income taxes, net of federal tax benefit	(9)	(0.5)	(182)	(6.5)
Excess tax expense (benefit) from stock options/restricted shares	46	2.5	17	0.6
Worthless stock deduction	—	—	—	—
Difference in income tax rate on foreign earnings/other	94	5.2	115	4.1
Change in valuation allowance	(93)	(5.1)	28	1.0

	$418	23.1%	$(605)	(21.8)%

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
Income taxes computed at the federal statutory rate	$321	21.0%	$(483)	(21.0)%
State income taxes, net of federal tax benefit	(19)	(1.3)	(72)	(3.1)
Excess tax expense (benefit) from stock options/restricted shares	131	8.6	40	1.7
Worthless stock deduction	(248)	(16.2)	—	—
Difference in income tax rate on foreign earnings/other	112	7.3	71	3.1
Change in valuation allowance	—	—	57	2.5

	$297	19.4%	$(387)	(16.8)%

We evaluate deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. GAAP accounting guidance requires us to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative using a “more likely than not” standard. Our assessment considers, among other things, the nature of cumulative losses; forecast of future profitability; the duration of statutory carry-forward periods and tax planning alternatives. At June 30, 2024, our valuation allowance was comprised of net operating losses in Ireland and the United Kingdom and totaled $466,000. During the quarter ended March 31, 2024, we secured a worthless stock deduction for our dissolved Singapore entity, which allowed us to recognize a current tax deduction during the 2024 period and accordingly reverse $162,000 of our valuation allowance against outstanding deferred tax assets. As of December 31, 2023, our valuation allowance balance totaled $628,000.

10.	Shareholders’ Equity
On February 8, 2023, the Company announced that the Board of Directors authorized a share repurchase program of up to 500,000 shares of the Company’s common stock over a two-year
period. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Board of Directors. During the three months ended June 30, 2024, the Company did not purchase any shares under this program. During the six months ended June 30, 2024, the Company repurchased 9,222 shares of common stock at an average price of $8.70 per share under this program.
Additionally, the Company makes stock purchases from time to time to satisfy employee tax obligations related to its Stock Incentive Plan. The Company did not purchase any shares to satisfy employee tax obligations during the three and six months ended June 30, 2024 and 2023.

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
For the three and six months ended June 30, 2024, there were 1,568,000 and 1,126,000 anti-dilutive stock options excluded from the computation of diluted earnings per share. For the three and six months ended June 30, 2023, all stock options and restricted shares were anti-dilutive and excluded from the computation of diluted (loss) per share.

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
Below are the operating results of our reporting segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Amounts in thousands)		(Amounts in thousands)
Revenues:
Data and Analytics Services	$8,876	$8,773	$16,943	$18,168
IT Staffing Services	40,658	43,431	79,414	89,099

Total revenues	$49,534	$52,204	$96,357	$107,267

Gross Margin %:
Data and Analytics Services	49.2%	45.6%	47.9%	41.9%
IT Staffing Services	23.6%	22.2%	22.7%	21.9%

Total gross margin %	28.2%	26.1%	27.1%	25.3%

Segment operating income (loss):
Data and Analytics Services	$744	$(881)	$290	$(1,561)
IT Staffing Services	1,642	1,846	2,383	3,751

Subtotal	2,386	965	2,673	2,190
Amortization of acquired intangible assets	(693)	(693)	(1,386)	(1,386)
Employment-related claim, net of recoveries	—	(3,100)	—	(3,100)
Interest income (expense), FX gains (losses) and other, net	116	50	240	(3)

Income (loss) before income taxes	$1,809	$(2,778)	$1,527	$(2,299)

Below is a reconciliation of segment total assets to consolidated total assets:

	June 30, 2024	December 31, 2023
	(Amounts in thousands)
Total assets:
Data and Analytics Services	$45,500	$45,681
IT Staffing Services	62,003	59,546

Total assets	$107,503	$105,227

Below is geographic information related to our revenues from external customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Amounts in thousands)		(Amounts in thousands)
United States	$48,515	$51,265	$94,631	$105,020
Canada	308	701	602	1,532
India and Other	711	238	1,124	715

Total revenues	$49,534	$52,204	$96,357	$107,267

13.	Recently Issued Accounting Standards
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU
2023
-07,
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

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about future events, future performance, plans, strategies, expectations, prospects, competitive environment and regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words, “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend” or the negative of these terms or similar expressions in this quarterly report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors”, “Forward-Looking Statements” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update forward-looking statements, and the estimates and assumptions associated with them, after the date of this quarterly report on Form 10-Q, except to the extent required by applicable securities laws.

Website Access to SEC Reports:

The Company’s website is www.mastechdigital.com. The Company’s Annual Report on Form 10-K for the year ended December 31, 2023, current reports on Form 8-K and all other reports filed with the SEC, are available free of charge on the Investors page. The website is updated as soon as reasonably practical after such reports are filed electronically with the SEC.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the six months ended June 30, 2024.

2024 Primentor, Inc. Consulting Agreement

On January 12, 2024, we entered into a consulting services agreement with Primentor, Inc., a California corporation; Phaneesh Murthy (“Murthy”), the owner of Primentor; Srinjay Sengupta (“Sengupta”), a consultant of Primentor; and Sunil Wadhwani and Ashok Trivedi (together the “Founders”), each co-founder and directors of the Company. Under the terms of the consulting services agreement, Primentor will provide the Company with strategic advisory and management consulting services, as well as any other business and organizational strategy services as the Board of Directors of Company may reasonably request from time to time.

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

For the three and six months ended June 30, 2023, the Company incurred $600,000 and approximately $1.0 million, respectively, of professional services fees related to this matter. Additionally, the Company recorded a $3.1 million loss reserve, net of recoveries, with respect to a settlement reserve. These expenses are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. For the three and six months ended June 20, 2024, no expenses related to this matter were incurred.

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

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general North American economic conditions, particularly with respect to our IT Staffing Services segment. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing global economy, demand for our services tends to decline. With economic expansion in 2010 through 2019 activity levels improved. However, as economic conditions strengthened, we experienced increased tightness in the supply side (skilled IT professionals) of our businesses. These supply-side challenges pressured resource costs and, to some extent, gross margins. As we entered 2020, we were encouraged by continued growth in the domestic job markets and expanding U.S. and global economies. However, with the COVID-19 pandemic surfacing in the first quarter of 2020, we realized that economic growth would quickly turn into recessionary conditions, which had a material impact on activity levels in both of our business segments. In 2021, we were encouraged by the global rollout of vaccination programs and signs of economic improvement, however, the proliferation of COVID-19 variants had caused some uncertainty and disruption in the global markets. In 2022 and 2023, COVID-19-related concerns seemed to subside; however, increased inflation, challenges in the financial sector related to increasing interest rates, and concerns about a possible recession created much uncertainty and impacted demand for our services in the second half of 2022 and for the entire year of 2023. While economic conditions in North American have shown signs of improvement during the first half of 2024, a level of uncertainty remains with respect to inflation, the potential of escalations of existing conflicts in the Middle East and Ukraine and the outcome of the upcoming U.S. presidential election. It is difficult to predict the impact or duration that these economic pressures may have on our businesses and results of operations during the second half of 2024 and beyond.

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

Within our IT Staffing Services segment, a larger portion of our revenues has come from strategic relationships with systems integrators. Additionally, many large end users of IT staffing services are employing MSPs to manage their contractor spending. Both of these dynamics may pressure our IT staffing gross margins in the future.

Recent growth in advanced technologies (social, cloud, analytics, mobility, automation) is providing opportunities within our IT Staffing Services segment. However, supply side challenges have proven to be acute with respect to many of these technologies.

Results of Operations for the Three Months Ended June 30, 2024 as Compared to the Three Months Ended June 30, 2023:

Revenues:

Revenues for the three months ended June 30, 2024 totaled $49.5 million, compared to $52.2 million for the corresponding three-month period in 2023. This 5% year-over-year revenue decrease reflected a modest revenue increase in our Data and Analytics Services segment and a 6% decline in our IT Staffing Services segment. For the three months ended June 30, 2024, the Company had two clients that each had revenues in excess of 10% of total revenues (CGI = 14.9% and Allegis = 10.7%). For the three months ended June 30, 2023, the Company had one client with revenues in excess of 10% of total revenues (CGI = 24.0%). The Company’s top ten clients represented approximately 53% and 55% of total revenues for the three months ended June 30,2024 and 2023, respectively.

Below is a tabular presentation of revenues by reportable segment for the three months ended June 30, 2024 and 2023, respectively:

Revenues (Amounts in millions)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Data and Analytics Services	$8.9	$8.8
IT Staffing Services	40.6	43.4

Total revenues	$49.5	$52.2

Revenues from our Data and Analytics Services segment totaled $8.9 million in the second quarter ended June 30, 2024, which is slightly higher compared to the corresponding period last year, but up approximately 10% from the previous quarter. Improved activity levels and new assignments from existing clients over the last several quarters are starting to have a positive impact on our revenue performance. New bookings in the second quarter of 2024 totaled approximately $9.2 million.

Revenues from our IT Staffing Services segment totaled $40.6 million in the three months ended June 30, 2024, compared to $43.4 million during the corresponding 2023 period. This 6% year-over-year decrease reflected lower demand for our services in 2023, partially offset by improvements in activity levels and sequential revenue growth during the first half of 2024. Billable consultants at June 30, 2024 totaled 1,035-consultants, compared to 1,041-consultants one year earlier. During the first half of 2024, we grew our billable consultant-base by 89-consultants. Our average bill rate during the second quarter of 2024 was $81.94 per hour, compared to $76.76 per hour in the corresponding 2023 quarter. The increase in average bill rate was due to higher rates on new assignments during the first half of 2024 and was reflective of the types of skill sets that we deployed. Permanent placement / fee revenues were approximately $0.2 million during the 2024 second quarter, which were in-line with the corresponding 2023 quarter.

Gross Margins:

Gross profits in the second quarter of 2024 totaled $14.0 million, which was $0.4 million higher than the second quarter of 2023 gross profits. Gross profit as a percentage of revenue was 28.2% for the three-month period ended June 30, 2024, compared to 26.1% during the same period of 2023. This 210-basis point increase in gross margins reflected higher margins in both of our business segments during the current quarter.

Below is a tabular presentation of gross margin by reporting segment for the three months ended June 30, 2024 and 2023, respectively:

Gross Margin	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Data and Analytics Services	49.2%	45.6%
IT Staffing Services	23.6	22.2

Total gross margin	28.2%	26.1%

Gross margins from our Data and Analytics Services segment were 49.2% of revenues during the second quarter of 2024, which represented an increase of 360-basis points compared to the second quarter of 2023. The margin increase reflected strong delivery performances, which benefited project gross margins and a higher utilization rate in the 2024 quarter compared to the second quarter of 2023.

Gross margins from our IT Staffing Services segment were 23.6% in the second quarter of 2024, compared to 22.2% during the corresponding quarter of 2023. This 140-basis point increase was due to (1) higher project gross margins of approximately 60-basis points and (2) lower benefit costs, reflective of lower year-over-year medical claim experience related to our self-insured healthcare program. The 2023 quarter had medical claims that were on the very high-end of our historical average, while the 2024 quarter was an increase from our historical average. It should be noted that medical claims can vary significantly from quarter to quarter.

Selling, General and Administrative (“SG&A”) Expenses:

Below is a tabular presentation of operating expenses by expense category for the three months ended June 30, 2024 and 2023:

SG&A Expenses (Amounts in millions)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Data and Analytics Services Segment
Sales and Marketing	$1.9	$2.0
Operations	0.2	0.4
General & Administrative	1.5	2.5

Subtotal Data and Analytics Services	$3.6	$4.9

IT Staffing Services Segment
Sales and Marketing	$2.2	$2.2
Operations	2.1	2.1
General & Administrative	3.7	3.5

Subtotal IT Staffing Services	$8.0	$7.8

Amortization of Acquired Intangible Assets	$0.7	$0.7
Employment-related Claim, net of Recoveries	—	3.1

Total SG&A Expenses	$12.3	$16.5

SG&A expenses for the three months ended June 30, 2024, totaled $12.3 million or 24.8% of total revenues, compared to $16.5 million or 31.6% of total revenues for the three months ended June 30, 2023. Excluding the costs associated with an employment-related claim, net of recoveries, in the 2023 period and the amortization of acquired intangible assets in both periods, SG&A expense as a percentage of total revenues would have been 23.4% and 24.3%, respectively.

Fluctuations within SG&A expense components during the second quarter of 2024, compared to the second quarter of 2023, included the following:

•

Sales expense was $0.1 million lower in the 2024 period compared to the corresponding 2023 period. The entire decline was related to our Data and Analytics Services segment, which reflected slightly lower staff headcount in the sales organization. Sales expenses in our IT Staffing Services segment were essentially flat compared to the previous year.

•

Operations expenses decreased by $0.2 million in the 2024 period compared to the corresponding 2023 period. The entire decline occurred in our Data and Analytics Services segment due to staff reductions. In our IT Staffing Services segment, operating expenses were essentially flat.

•

General and administrative expenses declined by $0.8 million in the 2024 period compared to the corresponding 2023 period. General and administrative expenses in our Data and Analytics Services segment decreased by $1.0 million due to executive leadership staff declines, lower stock-based compensation expense and lower professional services fees incurred to address an employment-related claim in the 2023 period. In our IT Staffing Services segment, general and administrative expenses increased by $0.2 million largely due to strategic consulting expenses associated with our consulting agreement with Primentor.

•	Amortization of acquired intangible assets was $0.7 million in both the 2024 and 2023 periods.

•	Costs associated with an employment-related claim, net of recoveries, totaled $3.1 million in the 2023 period, compared to no expense in the second quarter of 2024.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended June 30, 2024, consisted of net interest income of $130,000 and foreign exchange losses of ($14,000). For the three months ended June 30, 2023, Other Income / (Expense) consisted of net interest income of $80,000 and foreign exchange losses of ($30,000). The higher level of interest income was reflective of higher cash balances and higher interest rates in the 2024 period.

Income Tax Expense (Benefit):

Income tax expense (benefit) for the three months ended June 30, 2024, totaled $418,000, representing an effective tax rate on pre-tax income of 23.1%, compared to a ($605,000) benefit for the three months ended June 30, 2023, which represented an effective tax rate on pre-tax (loss) of (21.8%). In the 2024 period, our effective tax rate was favorably impacted by a partial reversal of our tax valuation allowance due to earnings generated in two of our foreign subsidiaries during the second quarter. The lower effective benefit rate on 2023’s pre-tax loss largely reflected increases in our tax valuation allowance due to foreign subsidiary losses.

Results of Operations for the Six Months Ended June 30, 2024 as Compared to the Six Months Ended June 30, 2023:

Revenues:

Revenues for the six months ended June 30, 2024, totaled $96.4 million, compared to $107.3 million for the corresponding six- month period in 2023. This 10% year-over-year revenue decrease reflected a 7% decrease in our Data and Analytics Services segment and an 11% decrease in our IT Staffing Services segment. For the six months ended June 30, 2024, the Company had two clients that each had revenues in excess of 10% of total revenues (CGI = 16.1% and Allegis = 10.1%). For the six months ended June 30, 2023, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 24.8%). The Company’s top ten clients represented approximately 52% and 55% of total revenues for the six months ended June 30, 2024 and 2023, respectively.

Below is a tabular presentation of revenues by reportable segment for the six months ended June 30, 2024 and 2023, respectively:

Revenues (Amounts in millions)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Data and Analytics Services	$17.0	$18.2
IT Staffing Services	79.4	89.1

Total revenues	$96.4	$107.3

Revenues from our Data and Analytics Services segment totaled $17.0 million during the six months ended June 30, 2024, compared to $18.2 million in the corresponding six-month period last year. The 7% year-over-year decline largely reflected soft revenues during the first quarter of 2024 compared to the corresponding quarter of 2023 due delays in starting new assignments. Order bookings for the first six months of 2024 totaled approximately $19 million, which were slightly higher than the first half of 2023.

Revenues from our IT Staffing Services segment totaled $79.4 million in the six months ended June 30, 2024, compared to $89.1 million during the corresponding 2023 period. This 11% decrease largely reflected a lower level of billable consultants starting the year 2024 (946-consultants) compared to billable consultants starting the year 2023 (1,208-consultants) due to a decline in demand for our services in 2023. At June 30, 2024, billable consultants totaled 1,035-consultants, compared to 1,041-consultants at June 30, 2023. During the first six months of 2024, our average bill rate was $80.62 compared to $78.66 in the corresponding period of 2023.

Gross Margins:

Gross profits in the six months ended June 30, 2024 totaled $26.1 million compared to $27.1 million in the corresponding period last year. Gross profit as a percentage of revenue was 27.1% for the six-month period ended June 30, 2024, compared to 25.3% during the same period of 2023. This 180-basis point increase largely reflected improvements at both of our business segments.

Below is a tabular presentation of gross margin by reporting segment for the six months ended June 30, 2024 and 2023, respectively:

Gross Margin	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Data and Analytics Services	47.9%	41.9%
IT Staffing Services	22.7	21.9

Total gross margin	27.1%	25.3%

Gross margins from our Data and Analytics Services segment were 47.9% during the six-month period ended June 30, 2024, compared to 41.9% in the corresponding period of 2023. This gross margin improvement reflected higher project gross margins and better utilization rates during the first six months of 2024.

Gross margins from our IT Staffing Services segment were 22.7% in the six months ended June 30, 2024, compared to 21.9% during the corresponding period of 2023. This 80-basis point increase was due to higher margins on new assignments in 2024, as well as a favorable medical claim experience related to our self-insured healthcare program in the 2024 period.

Selling, General and Administrative (“SG&A”) Expenses:

Below is a tabular presentation of operating expenses by expense category for the six months ended June 30, 2024 and 2023:

SG&A Expenses (Amounts in millions)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Data and Analytics Services Segment
Sales and Marketing	$4.3	$3.4
Operations	0.3	0.8
General & Administrative	3.2	4.9

Subtotal Data and Analytics Services	$7.8	$9.1

IT Staffing Services Segment
Sales and Marketing	$4.4	$4.4
Operations	4.1	4.6
General & Administrative	7.1	6.7

Subtotal IT Staffing Services	$15.6	$15.7

Amortization of Acquired Intangible Assets	$1.4	$1.5
Employment-related Claim, net of Recoveries	—	3.1

Total SG&A Expenses	$24.8	$29.4

SG&A expenses for the six months ended June 30, 2024, totaled $24.8 million or 25.8% of total revenues, compared to $29.4 million or 27.4% of total revenues for the six months ended June 30, 2023. Excluding the amortization of acquired intangible assets in both periods and the costs associated with an employment-related claim, net of recoveries, in 2023, SG&A expense as a percentage of total revenues would have been 24.3% and 23.1%, respectively.

Fluctuations within SG&A expense components during the first six months of 2024, compared to the first six months of 2023, included the following:

•

Sales expense increased by $0.9 million in the 2024 period, compared to the corresponding 2023 period. The entire increase related to our Data and Analytics Services segment, which was due to higher marketing and event costs and higher sales compensation expense. Sales expenses in our IT Staffing Services segment were flat compared to the previous year.

•

Operations expense decreased by $1.0 million in the 2024 period, compared to the corresponding 2023 period. In our Data and Analytics Services segment, operations expenses decreased $0.5 million due to lower staff and lower variable compensation expense. Operations expenses in our IT Staffing Services segment decreased by $0.5 million and reflected lower recruitment staff and variable expenses during the first quarter of 2024.

•

General and administrative expense decreased by $1.3 million in the 2024 period compared to the corresponding 2023 period. General and administrative expense in our Data and Analytics Services segment decreased by $1.7 million due to executive leadership staff reductions, lower stock-based compensation expense, and lower professional services fees incurred to address an employment-related claim in the 2023 period. In our IT Staffing Services segment, general and administrative expense increased by $0.4 million largely due to strategic consulting expenses associated with our consulting agreement with Primentor.

•	Amortization of acquired intangible assets was $0.1 million lower in the 2024 period compared to the corresponding 2023 period, as a portion of our intangible assets became fully amortized in 2024.

•	Costs associated with an employment-related claim, net of recoveries, totaled $3.1 million in the 2023 period, compared to no expense in the corresponding 2024 period.

Other Income / (Expense) Components:

Other Income / (Expense) for the six months ended June 30, 2024, consisted of net interest income of $284,000 and foreign exchange losses of ($44,000). For the six months ended June 30, 2023, Other Income / (Expense) consisted of net interest income of $84,000 and foreign exchange losses of ($87,000). The higher level of interest income was reflective of higher cash balances on hand and higher interest rates in the 2024 period.

Income Tax Expense:

Income tax expense (benefit) for the six months ended June 30, 2024 totaled $297,000 representing an effective tax rate on pre-tax income of 19.4% compared to a ($387,000) benefit for the six months ended June 30, 2023, which represented a 16.8% effective benefit rate on pre-tax loss. The favorable effective tax rate in the 2024 period reflected a favorable adjustment to our tax valuation allowance due to the utilization of Singapore tax benefits.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

As of June 30, 2024, we had no bank debt, cash balances on hand of $20.6 million and approximately $23.8 million of borrowing capacity under our existing credit facility.

Historically, we have funded our organic business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. As of June 30, 2024, our accounts receivable “days sales outstanding” (“DSOs”) measurement was 53-days, which was three days lower than at June 30, 2023.

We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility will be adequate to fund our business needs and support the share repurchase program we announced in February 2023 over the next twelve months, absent any acquisition-related activities.

Cash flows provided by (used in) operating activities:

Cash (used in) operating activities for the six months ended June 30, 2024, totaled ($0.1 million) compared to cash provided by operating activities of $13.1 million during the six months ended June 30, 2023. Elements of cash flow during the 2024 period were a net income of $1.2 million, non-cash charges of $2.9 million and an increase in operating working capital levels of ($4.2 million). Elements of cash flow during the corresponding 2023 period were net (loss) of ($1.9 million), non-cash charges of $6.4 million and a decrease in operating working capital levels of $8.6 million. The higher non-cash charges in 2023 were due to the reserve for an employment-related claim, net of recoveries. Operating working capital increased in 2024 due to higher accounts receivable balances resulting from our sequential revenue growth and an increase in prepaid and other current assets.

Cash flows (used in) investing activities:

Cash (used in) investing activities for the six months ended June 30, 2024, was ($751,000) compared to ($42,000) for the six months ended June 30, 2023. During the six months ended June 30, 2024, investing activities consisted of capital expenditures. During the corresponding 2023 period, investing activities included capital expenditures of ($112,000) and the recovery of office lease deposits of $70,000. The increase in capital expenditures in the 2024 period compared to the 2023 period reflected expenditures for laptop replacements and other technology enhancements.

Cash flows provided by (used in) financing activities:

Cash provided by financing activities for the six months ended June 30, 2024, totaled $378,000 and consisted of proceeds from the exercise of stock options of $322,000, the issuance of common shares related to our Employee Stock Purchase Plan of $136,000, partially offset by the purchase of treasury shares of ($80,000). Cash (used in) financing activities for the six months ended June 30, 2023, totaled ($1.5 million) and included Term Loan debt repayments of ($1.1 million), the purchase of treasury shares under our share repurchase program of ($572,000), partially offset by $150,000 related to proceeds from the issuance of shares of common stock shares under our Employee Stock Purchase Plan.

Off-Balance Sheet Arrangements:

Other than $324,000 in outstanding letters of credit issued under our Credit Agreement, we do not have any off-balance sheet arrangements. For further details about the outstanding letters of credit, refer to Note 8 — “Credit Facility” in the Notes to Condensed Consolidated Financial Statements included herein.

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

Interest Rates

As of June 30, 2024, we had no outstanding borrowings under the Credit Agreement — Refer to Note 8 — “Credit Facility” in the Notes to Condensed Consolidated Financial Statements, included herein.

Currency Fluctuations

The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s subsidiary in Canada is the U.S. dollar because the majority of its revenue is denominated in U.S. dollars. The functional currencies of the Company’s Indian and European subsidiaries are the local currency of the location of such subsidiary. The results of operations of the Company’s Indian and European subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian and European subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Condensed Consolidated Statements of Operations, and have not been material for all periods presented. A hypothetical 10% increase or decrease in overall foreign currency rates in the first six months of 2024 would not have had a material impact on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our Common Stock repurchased during the quarter ended June 30, 2024 is set forth in the following table:

Period	Total Number of Shares Purchased (1)	Average Price per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (1)
April 1, 2024 — April 30, 2024	—	$—	—	423,079
May 1, 2024 — May 31, 2024	—	$—	—	423,079
June 1, 2024 — June 30, 2024	—	$—	—	423,079

Total	—	$—	—	423,079

(1)

On February 8, 2023, the Company announced that the Board of Directors authorized a share repurchase program of up to 500,000 shares of Common Stock over a two-year period. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Board of Directors. The Company did not repurchase any shares of its Common Stock during the quarter ended June 30, 2024.

ITEM 5.	OTHER INFORMATION
Disclosure of
10b5-1
plans
During the fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule
10b5-1
trading arrangement” or
“non-Rule
10b5-1
trading arrangement,” as those terms are defined in Regulation
S-K,
Item 408.

ITEM 6.	EXHIBITS

(a) Exhibits

10.1	Fifth Amended and Restated Executive Employment Agreement, dated as of March 8, 2024, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and Vivek Gupta, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 12, 2024

10.2	Fourth Amended and Restated Executive Employment Agreement, dated as of March 8, 2024, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and John J. Cronin, Jr., incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 12, 2024

10.3	Mastech Digital, Inc. Amended and Restated Stock Incentive Plan, effective as of May 14, 2024, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 16, 2024

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of August, 2024.

MASTECH DIGITAL, INC.

August 12, 2024	/s/ VIVEK GUPTA
Vivek Gupta Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer
(Principal Financial Officer)