Form 10-Q
period 2024-09-30
Mastech Digital, Inc.
filed 2024-11-13
CIK 1437226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2024 was 11,705,973.

MASTECH DIGITAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$51,839	$47,779	$148,196	$155,046
Cost of revenues	37,068	35,213	107,314	115,354

Gross profit	14,771	12,566	40,882	39,692
Selling, general and administrative expenses:
Operating expenses	12,332	12,615	37,156	38,937
Employment-related claim, net of recoveries	—	—	—	3,100

Total selling, general and administrative expenses	12,332	12,615	37,156	42,037

Income (loss) from operations	2,439	(49)	3,726	(2,345)
Interest income (expense), net	163	148	447	232
Other income (expense), net	(30)	55	(74)	(32)

Income (loss) before income taxes	2,572	154	4,099	(2,145)
Income tax expense (benefit)	697	29	994	(358)

Net income (loss)	$1,875	$125	$3,105	$(1,787)

Earnings (loss) per share:
Basic	$.16	$.01	$.27	$(.15)

Diluted	$.16	$.01	$.26	$(.15)

Weighted average common shares outstanding:
Basic	11,695	11,597	11,654	11,618

Diluted	12,011	11,968	11,949	11,618

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$1,875	$125	$3,105	$(1,787)
Other comprehensive income (loss):
Foreign currency translation adjustments	(44)	(88)	(71)	(95)

Total other comprehensive gain (loss), net of taxes	(44)	(88)	(71)	(95)

Total comprehensive income (loss)	$1,831	$37	$3,034	$(1,882)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$23,885	$21,147
Accounts receivable, net of allowance for credit losses of $286 in 2024 and $528 in 2023	26,061	22,556
Unbilled receivables	7,993	7,259
Prepaid and other current assets	7,876	5,501

Total current assets	65,815	56,463
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	3,631	3,012
Enterprise software	4,185	4,185
Leasehold improvements	750	753

	8,566	7,950
Less – accumulated depreciation and amortization	(6,483)	(6,037)

Net equipment, enterprise software, and leasehold improvements	2,083	1,913
Operating lease right-of-use assets, net	4,147	5,106
Deferred income taxes	607	793
Deferred financing costs, net	213	284
Non-current deposits	452	457
Goodwill, net of impairment	27,210	27,210
Intangible assets, net of amortization	10,958	13,001

Total assets	$111,485	$105,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,636	$4,659
Accrued payroll and related costs	14,717	12,354
Current portion of operating lease liability	1,257	1,236
Other accrued liabilities	632	938
Deferred revenue	859	684

Total current liabilities	22,101	19,871

Long-term liabilities:
Long-term operating lease liability, less current portion	2,857	3,843
Long-term accrued income taxes	—	69

Total liabilities	24,958	23,783
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 100,000,000 shares authorized and 13,429,314 shares issued as of September 30, 2024 and 13,312,568 shares issued as of December 31, 2023	134	133
Additional paid-in-capital	37,473	35,345
Retained earnings	55,520	52,415
Accumulated other comprehensive income (loss)	(1,715)	(1,644)
Treasury stock, at cost; 1,723,341 shares as of September 30, 2024 and 1,714,119 shares as of December 31, 2023	(4,885)	(4,805)

Total shareholders’ equity	86,527	81,444

Total liabilities and shareholders’ equity	$111,485	$105,227

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2023	$133	$35,345	$52,415	$(4,805)	$(1,644)	$81,444
Net (loss)	—	—	(161)	—	—	(161)
Other comprehensive (loss), net of taxes	—	—	—	—	(28)	(28)
Stock-based compensation expense	—	550	—	—	—	550
Shares repurchased	—	—	—	(80)	—	(80)

Balances, March 31, 2024	$133	$35,895	$52,254	$(4,885)	$(1,672)	$81,725

Net income	—	—	1,391	—	—	1,391
Employee common stock purchases	—	136	—	—	—	136
Other comprehensive gain, net of taxes	—	—	—	—	1	1
Stock-based compensation expense	—	461	—	—	—	461
Stock options exercised	1	321	—	—	—	322

Balances, June 30, 2024	$134	$36,813	$53,645	$(4,885)	$(1,671)	$84,036

Net income	—	—	1,875	—	—	1,875
Other comprehensive (loss), net of taxes	—	—	—	—	(44)	(44)
Stock-based compensation expense	—	542	—	—	—	542
Stock options exercised	—	118	—	—	—	118

Balances, September 30, 2024	$134	$37,473	$55,520	$(4,885)	$(1,715)	$86,527

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2022	$133	$32,059	$59,553	$(4,187)	$(1,555)	$86,003
Net income	—	—	261	—	—	261
Other comprehensive gain, net of taxes	—	—	—	—	5	5
Stock-based compensation expense	—	835	—	—	—	835

Balances, March 31, 2023	$133	$32,894	$59,814	$(4,187)	$(1,550)	$87,104

Net (loss)	—	—	(2,173)	—	—	(2,173)
Employee common stock purchases	—	150	—	—	—	150
Other comprehensive (loss), net of taxes	—	—	—	—	(12)	(12)
Stock-based compensation expense	—	842	—	—	—	842
Shares repurchased	—	—	—	(572)	—	(572)

Balances, June 30, 2023	$133	$33,886	$57,641	$(4,759)	$(1,562)	$85,339

Net income	—	—	125	—	—	125
Other comprehensive (loss), net of taxes	—	—	—	—	(88)	(88)
Stock-based compensation expense	—	824	—	—	—	824

Balances, September 30, 2023	$133	$34,710	$57,766	$(4,759)	$(1,650)	$86,200

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net income (loss)	$3,105	$(1,787)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	2,670	2,943
Bad debt expense	(92)	—
Interest amortization of deferred financing costs	71	55
Stock-based compensation expense	1,553	2,501
Deferred income taxes, net	185	(405)
Operating lease assets and liabilities, net	27	68
Loss on disposition of fixed assets	21	1
Long term accrued income taxes	(69)	(36)
Working capital items:
Accounts receivable and unbilled receivables	(4,147)	10,044
Insurance recovery	—	(2,200)
Prepaid and other current assets	(2,399)	(2,081)
Accounts payable	(18)	370
Accrued payroll and related costs	2,377	1,192
Other accrued liabilities	(305)	(323)
Deferred revenue	175	203

Net cash flows provided by (used in) operating activities	3,154	10,545

INVESTING ACTIVITIES:
Recovery of (payment for) non-current deposits	1	119
Capital expenditures	(826)	(213)

Net cash flows provided by (used in) investing activities	(825)	(94)

FINANCING ACTIVITIES:
(Repayments) on term loan facility	—	(1,100)
Proceeds from the issuance of common shares	136	150
Purchase of treasury stock	(80)	(572)
Proceeds from the exercise of stock options	440	—

Net cash flows provided by (used in) financing activities	496	(1,522)

Effect of exchange rate changes on cash and cash equivalents	(87)	(105)

Net change in cash and cash equivalents	2,738	8,824
Cash and cash equivalents, beginning of period	21,147	7,057

Cash and cash equivalents, end of period	$23,885	$15,881

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 AND 2023
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
The
COVID-19
pandemic had a material impact on activity levels in both of our business segments in 2020. This impact was reduced in 2021 due to the global roll-out
of vaccination programs and signs of improving economic conditions.
COVID-19
related concerns were less impactful on our business in 2022 and 2023. Still, the proliferation of
COVID-19
variants could disrupt global markets during 2024 and beyond.
Accounting Principles
The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2023, included in our Annual Report on Form
10-K
filed with the SEC on March 15, 2024. Additionally, our operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that can be expected for the year ending December 31, 2024, or for any other period.
Principles of Consolidation
The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Critical Accounting Policies
Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form
10-K
for the year ended December 31, 2023, for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the nine months ended September 30, 2024.
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

The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Amounts in thousands)		(Amounts in thousands)
Data and Analytics Services Segment
Time-and-material Contracts	$6,123	$5,888	$18,417	$19,027
Fixed-price Contracts	3,275	2,150	7,924	7,179

Subtotal Data and Analytics Services	$9,398	$8,038	$26,341	$26,206

IT Staffing Services Segment
Time-and-material Contracts	$42,374	$39,741	$121,788	$128,840
Fixed-price Contracts	67	—	67	—

Subtotal IT Staffing Services	$42,441	$39,741	$121,855	$128,840

Total Revenues	$51,839	$47,779	$148,196	$155,046

For the three months ended September 30, 2024, the Company had two clients (CGI = 14.0% and Allegis = 11.7%) that each exceeded 10% of total revenues. For the nine months ended September 30, 2024, the Company had the same two clients (CGI = 15.4% and Allegis = 10.6%) that each exceeded 10% of total revenues. For the three months ended September 30, 2023, the Company had one client (CGI = 21.1%) that exceeded 10% of total revenues. For the nine months ended September 30, 2023, the Company had the same one client (CGI = 23.7%) that exceeded 10% of total revenues.
The Company’s top ten clients represented approximately 56% and 52% of total revenues for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the Company’s top ten clients represented approximately 54% and 54% of total revenues, respectively.
The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Amounts in thousands)		(Amounts in thousands)
United States	$51,043	$46,778	$145,674	$151,798
Canada	198	627	800	2,159
India and Other	598	374	1,722	1,089

Total revenues	$51,839	$47,779	$148,196	$155,046

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

A reconciliation of the beginning and ending amounts of goodwill by operating segment for the periods ended September 30, 2024 and December 31, 2023 is as follows:

	Nine Months Ended	Twelve Months Ended
	September 30, 2024	December 31, 2023
	(in thousands)
IT Staffing Services:
Beginning balance	$8,427	$8,427
Goodwill recorded	—	—
Impairment	—	—

Ending Balance	$8,427	$8,427

	Nine Months Ended	Twelve Months Ended
	September 30, 2024	December 31, 2023
	(in thousands)
Data and Analytics Services:
Beginning balance	$18,783	$24,083
Goodwill recorded	—	—
Impairment	—	(5,300)

Ending Balance	$18,783	$18,783

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$6,194	$1,805
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	11,003	8,638
Covenant-not-to-compete	5	1,201	1,113	88
Trade name	5	1,711	1,613	98
Technology	7	1,979	1,650	329

Total Intangible Assets		$33,099	$22,141	$10,958

	As of December 31, 2023
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$5,694	$2,305
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	9,776	9,865
Covenant-not-to-compete	5	1,201	1,047	154
Trade name	5	1,711	1,539	172
Technology	7	1,979	1,474	505

Total Intangible Assets		$33,099	$20,098	$13,001

Amortization expense for the three and nine month periods ended September 30, 2024 and 2023 totaled $657,000 and $2.0 million, respectively and is included in selling, general and administrative expenses in the Consolidated Statement of Operations. For the three and nine month periods ended September 30, 2023 amortization expense was $693,000 and $2.1 million, respectively.

The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2024 through 2028 is as follows:

	Years Ended December 31,
	2024	2025	2026	2027	2028
	(Amounts in thousands)
Amortization expense	$2,693	$2,553	$2,413	$2,025	$1,637

4.	Leases
The Company rents certain office facilities and equipment under noncancelable operating leases. As of September 30, 2024, approximately 93,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All of our leases are classified as operating leases. The average initial lease term is 4.4 years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from 1.9 to 5.0 years with a weighted average of 3.3 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
The following table summarizes the balance sheet classification of the lease assets and related lease liabilities:

	September 30, 2024	December 31, 2023
	(in thousands)
Assets:
Long-term operating lease right-of-use assets	$4,147	$5,106

Liabilities:
Short-term operating lease liability	$1,257	$1,236
Long-term operating lease liability	2,857	3,843

Total liabilities	$4,114	$5,079

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of September 30, 2024
(in thousands)
2024 (for remainder of year)	$359
2025	1,466
2026	1,464
2027	786
2028	259
Thereafter	196

Total	$4,530
Less: Imputed interest	(416)

Present value of operating lease liabilities	$4,114

The weighted average discount rate used to calculate the present value of future lease payments was 5.5%.
We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the three and nine months ended September 30, 2024 totaled $0.4 million and $1.1 million, respectively. Rental expense for the three and nine months ended September 30, 2023 totaled $0.4 million and $1.2 million, respectively.
Total cash paid for lease liabilities for the three and nine months ended September 30, 2024 totaled $0.4 million and $1.1 million, respectively. Total cash paid for lease liabilities for the three and nine months ended September 30, 2023 totaled $0.4 million and $1.2 million, respectively.
There were no new leases entered into during the three and nine months ended September 30, 2024. New leases entered into during the three and nine months ended September 30, 2023 totaled $1.7 million and $1.7 million, respectively. New leases are considered non-cash
transactions.

5.	Commitments and Contingencies
In December 2022, the Company received a demand letter from the attorney of a former employee who resigned from his employment with the Company in November 2022. Among other allegations in the letter, this former employee asserted various employment-related claims against the Company, including a claim of wrongful termination. The Company settled this claim in the third quarter of 2023 and paid a $3.1 million settlement, net of recoveries. For the three and nine months ended September 30, 2023, the Company incurred $225,000 and $1.2 million, respectively, of professional service fees related to this matter which was included in Selling, General and Administrative expenses in the Consolidated Statement of Operations. There were no professional service fees related to this matter incurred in the three and nine months ended September 30, 2024.
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
hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. The Company did not provide for any matching contributions for the three and nine months ended September 30, 2024 and 2023.

7.	Stock-Based Compensation
In 2008, the Company adopted a Stock Incentive Plan. This Stock Incentive Plan was amended and restated effective as of May 14, 2024 (as amended from time to time, the “Plan”) and provides that up to 5,400,000 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), shall be allocated for issuance to directors, officers, employees and consultants of the Company. Grants under the Plan may be made in the form of stock options, stock appreciation rights, performance share awards, restricted stock awards shares or stock awards.
During the three months ended September 30, 2024, the Company granted 10,518 restricted share units and zero stock options under the Plan. During the three months ended September 30, 2023, the Company granted no shares under the Plan.
During the nine months ended September 30, 2024, the Company granted 40,130 restricted share units and 525,000 stock options at an average strike price of $8.41 under the Plan. During the nine months ended September 30, 2023, the Company granted 19,924 restricted share units and 125,000 stock options at an average strike price of $11.24 under the Plan. As of September 30, 2024 there were 372,000 shares of Common Stock available for grants under the Plan.
Stock-based compensation expense for the three months ended September 30, 2024 and 2023 was $542,000 and $824,000, respectively, and for the nine months ended September 30, 2024 and 2023 was $1.6 million and $2.5 million, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the three and nine months ended September 30, 2024, the Company issued 17,281 and 87,924 shares, respectively, related to the grant of restricted share units and the exercise of stock options. During the three and nine months ended September 30, 2023, the Company issued zero and 17,804 shares, respectively, related to the grant of restricted share units and the exercise of stock options.
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

During the three months ended September 30, 2024 and 2023, there were no shares issued under the Employee Stock Purchase Plan. During the nine months ended September 30, 2024 and 2023, there were 21,329 shares and 17,890 shares issued under the Employee Stock Purchase Plan at a share price of $6.38 and $8.40, respectively. Stock-based compensation expense related to the Employee Stock Purchase Plan for the three months ended September 30, 2024 and 2023 totaled $11,000 and $10,000, respectively. Stock-based compensation expense related to the Employee Stock Purchase Plan for the nine months ended September 30, 2024 and 2023 totaled $65,000 and $78,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024 and 2023. As of September 30, 2024, there were 445,590 shares available for purchases under the Employee Stock Purchase Plan.

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
The Company pledged substantially all of its assets in support of the Credit Agreement. The Credit Agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the Credit Agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of September 30, 2024, the Company was in compliance with all applicable provisions of the Credit Agreement.
In connection with securing the commitments under the Credit Agreement and the April 20, 2018, October 1, 2020, December 29, 2021 and December 29, 2023 amendments to the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $1,039,000, which were capitalized and are being amortized as interest expense over the life of the Credit Facility. Deferred financing costs of $213,000 and $284,000 (net of amortization) as of September 30, 2024, and December 31, 2023, respectively, are presented as long-term assets in the Company’s Consolidated Balance Sheets.
As of September 30, 2024, and December 31, 2023, the Company’s outstanding borrowings under the Revolver totaled zero dollars; and unused borrowing capacity available was approximately $24.7 million and $22.5 million, respectively. There were no outstanding borrowings under the Term Loan at September 30, 2024, and December 31, 2023. On May 9, 2024, the Company issued two standby Letters of Credit for $162,000 each from PNC Bank to a Vietnam client to secure certain performance and advance payment guarantees made to the client on an existing fixed price Data and Analytics Services assignment. The letters of credit are scheduled to expire on March 21, 2026.

9.	Income Taxes
The components of income (loss) before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Amounts in thousands)		(Amounts in thousands)
Income (loss) before income taxes:
Domestic	$1,748	$(211)	$2,047	$(3,205)
Foreign	824	365	2,052	1,060

Income (loss) before income taxes	$2,572	$154	$4,099	$(2,145)

The Company has foreign subsidiaries which generate revenues from
non-U.S.-based
clients. Additionally, these subsidiaries provide services to the Company’s U.S. operations. Accordingly, the Company allocates a portion of its income (loss) to these subsidiaries based on a “transfer pricing” model and reports such income (loss) as foreign in the above table.
The provision (benefit) for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Amounts in thousands)		(Amounts in thousands)
Current provision (benefit):
Federal	$351	$(88)	$227	$(271)
State	77	(9)	64	25
Foreign	216	93	517	238

Total current provision (benefit)	$644	$(4)	$808	$(8)

Deferred provision (benefit):
Federal	44	25	140	(377)
State	8	7	27	(91)
Foreign	1	4	19	64

Total deferred provision (benefit)	53	36	186	(404)

Change in valuation allowance	—	(3)	—	54

Total provision (benefit) for income taxes	$697	$29	$994	$(358)

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision (benefit) for income taxes for the three and nine months ended September 30, 2024 and 2023 were as follows (amounts in thousands):

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
Income taxes computed at the federal statutory rate	$540	21.0%	$33	21.0%
State income taxes, net of federal tax benefit	120	4.6	(2)	(1.2)
Excess tax expense (benefit) from stock options/restricted shares	25	1.0	—	—
Worthless stock deduction	—	—	—	—
Difference in income tax rate on foreign earnings/other	12	0.5	1	0.9
Change in valuation allowance	—	—	(3)	(1.9)

	$697	27.1%	$29	18.8%

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
Income taxes computed at the federal statutory rate	$861	21.0%	$(450)	(21.0)%
State income taxes, net of federal tax benefit	101	2.5	(74)	(3.5)
Excess tax expense (benefit) from stock options/restricted shares	156	3.8	40	1.9
Worthless stock deduction	(248)	(6.1)	—	—
Difference in income tax rate on foreign earnings/other	124	3.0	72	3.4
Change in valuation allowance	—	—	54	2.5

	$994	24.2%	$(358)	(16.7)%

We evaluate
 deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. GAAP accounting guidance requires us to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. Our assessment considers, among other things, the nature of cumulative losses, forecast of future profitability, the duration of statutory carry-forward periods and tax planning alternatives. On September 30, 2024, our valuation allowance was comprised of net operating losses in Ireland and the United Kingdom and totaled $
466,000
. During the quarter ended March 31, 2024, we secured a worthless stock deduction for our dissolved Singapore entity, which allowed us to recognize a current tax deduction during the 2024 period and, accordingly, we reversed $
162,000
of our valuation allowance against outstan
din
g deferred tax assets. As of December 31, 2023, our valuation allowance balance totaled $
628,000
.

10.	Shareholders’ Equity
On February 8, 2023, the Company announced that the Board of Directors authorized a share repurchase program of up to 500,000 shares of the Company’s common stock over a two-year
period. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Board of Directors. During the three months ended September 30, 2024, the Company did not purchase any shares under this program. During the nine months ended September 30, 2024, the Company repurchased 9,222 shares of common stock at an average price of $8.70 per share under this program.
Additionally, the Company makes stock purchases from time to time to satisfy employee tax obligations related to its Stock Incentive Plan. The Company did not purchase any shares to satisfy employee tax obligations during the three and nine months ended September 30, 2024 and 2023.

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
For the three and nine months ended September 30, 2024, there were 1,005,000 and 1,057,000 anti-dilutive stock options excluded from the computation of diluted earnings per share. For the three months ended September 30, 2023, there were 1,473,000 anti-dilutive stock options excluded from the computation of diluted earnings per share. For the nine months ended September 30, 2023, all stock options and restricted shares were anti-dilutive and excluded from the computation of diluted (loss) per share.

12.	Business Segments and Geographic Information
Our reporting segments are: 1) Data and Analytics Services; and 2) IT Staffing Services.
The Data and Analytics Services segment was acquired through the July 13, 2017, acquisition of the services division of Canada-based InfoTrellis, Inc. This segment is a project-based consulting services business with specialized capabilities in data management and analytics. The business is marketed as “Mastech InfoTrellis” and utilizes a dedicated sales team with deep subject matter expertise. Mastech InfoTrellis has offices in the United States, Canada, the United Kingdom, and a global delivery center in Chennai, India. Project-based delivery reflects a combination of on-site
resources and offshore resources. Assignments are secured on both a time and material and fixed price basis. In October 2020, we acquired AmberLeaf, a Chicago-based customer experience consulting firm. This acquisition expanded our capabilities in customer experience strategy and managed services offering for a variety of Cloud-based enterprise application across sales, marketing and customer service organizations.

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
Below are the operating results of our reporting segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Amounts in thousands)		(Amounts in thousands)
Revenues:
Data and Analytics Services	$9,398	$8,038	$26,341	$26,206
IT Staffing Services	42,441	39,741	121,855	128,840

Total revenues	$51,839	$47,779	$148,196	$155,046

Gross Margin %:
Data and Analytics Services	50.7%	45.8%	48.9%	43.1%
IT Staffing Services	23.6%	22.4%	23.0%	22.0%

Total gross margin %	28.5%	26.3%	27.6%	25.6%

Segment operating income (loss):
Data and Analytics Services	$1,145	$(832)	$1,435	$(2,393)
IT Staffing Services	1,951	1,476	4,334	5,227

Subtotal	3,096	644	5,769	2,834
Amortization of acquired intangible assets	(657)	(693)	(2,043)	(2,079)
Employment-related claim, net of recoveries	—	—	—	(3,100)
Interest income (expense), FX gains (losses) and other, net	133	203	373	200

Income (loss) before income taxes	$2,572	$154	$4,099	$(2,145)

Below is a reconciliation of segment total assets to consolidated total assets:

	September 30, 2024	December 31, 2023
	(Amounts in thousands)
Total assets:
Data and Analytics Services	$45,735	$45,681
IT Staffing Services	65,750	59,546

Total assets	$111,485	$105,227

Below is geographic information related to our revenues from external customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Amounts in thousands)		(Amounts in thousands)
United States	$51,043	$46,778	$145,674	$151,798
Canada	198	627	800	2,159
India and Other	598	374	1,722	1,089

Total revenues	$51,839	$47,779	$148,196	$155,046

\

13.	Recently Issued Accounting Standards
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
A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setti ng
organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, management has not yet determined the effect, if any that the implementation of such proposed standards would have on the Company’s consolidated financial statements.

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

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the nine months ended September 30, 2024.

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

For the three and nine months ended September 30, 2023, the Company incurred $225,000 and approximately $1.2 million, respectively, of professional services fees related to this matter. Additionally, the Company recorded a $3.1 million loss reserve, net of recoveries, with respect to a settlement reserve. These expenses are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 20, 2024, no expenses related to this matter were incurred.

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

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general North American economic conditions, particularly with respect to our IT Staffing Services segment. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing global economy, demand for our services tends to decline. With economic expansion in 2010 through 2019 activity levels improved. However, as economic conditions strengthened, we experienced increased tightness in the supply side (skilled IT professionals) of our businesses. These supply-side challenges pressured resource costs and, to some extent, gross margins. As we entered 2020, we were encouraged by continued growth in the domestic job markets and expanding U.S. and global economies. However, with the COVID-19 pandemic surfacing in the first quarter of 2020, we realized that economic growth would quickly turn into recessionary conditions, which had a material impact on activity levels in both of our business segments. In 2021, we were encouraged by the global rollout of vaccination programs and signs of economic improvement, however, the proliferation of COVID-19 variants had caused some uncertainty and disruption in the global markets. In 2022 and 2023, COVID-19-related concerns seemed to subside; however, increased inflation, challenges in the financial sector related to increasing interest rates, and concerns about a possible recession created much uncertainty and impacted demand for our services in the second half of 2022 and for the entire year of 2023. While economic conditions in North American have shown signs of improvement during 2024, a level of uncertainty remains with respect to inflation and job growth, the potential of escalations of existing conflicts in the Middle East and Ukraine and the impacts of the U.S. presidential election. It is difficult to predict the impact or duration that these market pressures may have on our businesses and results of operations during the remainder of 2024 and beyond.

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

Results of Operations for the Three Months Ended September 30, 2024 as Compared to the Three Months Ended September 30, 2023:

Revenues:

Revenues for the three months ended September 30, 2024 totaled $51.8 million, compared to $47.8 million for the corresponding three-month period in 2023. This 8% year-over-year revenue increase reflected 17% growth in our Data and Analytics Services segment and 7% growth in our IT Staffing Services segment. For the three months ended September 30, 2024, the Company had two clients that each had revenues in excess of 10% of total revenues (CGI = 14.0% and Allegis = 11.7%). For the three months ended September 30, 2023, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 21.1%). The Company’s top ten clients represented approximately 56% and 52% of total revenues for the three months ended September 30, 2024 and 2023, respectively.

Below is a tabular presentation of revenues by reportable segment for the three months ended September 30, 2024 and 2023, respectively:

Revenues (Amounts in millions)	Three Months Ended September 30, 2024	Three Months 2023 September 30, 2023
Data and Analytics Services	$9.4	$8.0
IT Staffing Services	42.4	39.8

Total revenues	$51.8	$47.8

Revenues from our Data and Analytics Services segment totaled $9.4 million in the quarter ended September 30, 2024, compared to $8.0 million in the corresponding quarter last year. This 17% year-over-year increase reflected higher activity levels and new assignments from existing clients during 2024. New bookings in the third quarter of 2024 totaled $11.1 million, compared to bookings of $5.1 million in the third quarter of 2023.

Revenues from our IT Staffing Services segment totaled $42.4 million in the three months ended September 30, 2024, compared to $39.8 million during the corresponding 2023 period. This 7% year-over-year increase reflected higher demand for our services in 2024 compared to the corresponding period last year. Billable consultants at September 30, 2024 totaled 1,071-consultants, compared to 992-consultants one year earlier. Our average bill rate during the third quarter of 2024 was $82.80 per hour, compared to $80.96 per hour in the third quarter of last year. This increase in average bill rate was due to higher rates on new assignments during the third quarter of 2024 and was reflective of the types of skill sets that we deployed. Permanent placements / fee revenues were approximately $0.3 million during the third quarter of 2024, compared to $0.2 million in the corresponding quarter of 2023.

Gross Margins:

Gross profits in the third quarter of 2024 totaled $14.8 million, compared to $12.6 million in the third quarter of 2023. Gross profit as a percentage of revenue was 28.5% for the three-month period ended September 30, 2024, which is a new quarterly gross margin percentage record for the Company, and compared to 26.3% during the same period of 2023. This 220-basis point increase related to higher gross margins in both of our business segments during the third quarter of 2024.

Below is a tabular presentation of gross margin by reporting segment for the three months ended September 30, 2024 and 2023, respectively:

Gross Margin	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Data and Analytics Services	50.7%	45.8%
IT Staffing Services	23.6	22.4

Total gross margin	28.5%	26.3%

Gross margins from our Data and Analytics Services segment were 50.7% of revenues during the third quarter of 2024, compared to 45.8% of revenues during the third quarter of 2023. The gross margin increase reflected the continuation of strong delivery performances during 2024, which benefited project margins and our utilization rate in the third quarter of 2024 compared to the corresponding quarter of 2023.

Gross margins from our IT Staffing Services segment were 23.6% in the third quarter of 2024, compared to 22.4% during the corresponding quarter of 2023. This 120-basis point increase reflected higher margins on new contract assignments, higher permanent placement fees and lower benefit costs in the third quarter of 2024.

Selling, General and Administrative (“SG&A”) Expenses:

Below is a tabular presentation of operating expenses by expense category for the three months ended September 30, 2024 and 2023, respectively:

SG&A Expenses (Amounts in millions)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Data and Analytics Services Segment
Sales and Marketing	$1.7	$1.8
Operations	0.2	0.3
General & Administrative	1.7	2.4

Subtotal Data and Analytics Services	$3.6	$4.5

SG&A Expenses (Amounts in millions)
IT Staffing Services Segment
Sales and Marketing	$2.3	$2.0
Operations	2.2	2.1
General & Administrative	3.6	3.3

Subtotal IT Staffing Services	$8.1	$7.4

Amortization of Acquired Intangible Assets	$0.6	$0.7

Total SG&A Expenses	$12.3	$12.6

SG&A expenses for the three months ended September 30, 2024 totaled $12.3 million or 23.8% of total revenues, compared to $12.6 million or 26.4% of total revenues for the three-months ended September 30, 2023. Excluding the amortization of acquired intangible assets in both periods, SG&A expense as a percentage of total revenues was 22.6% and 25.0%, respectively.

Fluctuations within SG&A expense components during the third quarter of 2024, compared to the third quarter of 2023, included the following:

•

Sales expenses increased by $0.2 million in the 2024 period compared to the corresponding 2023 period. Sales expenses in our Data and Analytics Services segment decreased $0.1 million due to lower staff headcount in our sales organization. Sales expenses in our IT Staffing Services segment increased by $0.3 million, largely due to higher sales commissions and other variable expenses.

•

Operations expenses were flat in the 2024 period compared to the corresponding 2023 period. Operations expenses decreased $0.1 million in our Data and Analytics Services segment due to staff reductions. In our IT Staffing Services segment, operations expenses increased by $0.1 million and reflected an increase in recruitment staff and higher commission expenses.

•

General and administrative expenses decreased $0.4 million in the 2024 period compared to the corresponding 2023 period. General and administrative expenses in our Data and Analytics Services segment decreased by $0.7 million due to executive leadership staff reductions, lower stock-based compensation expense and lower professional services fees incurred to address an employment-related claim in the 2023 period. In our IT Staffing Services segment, general and administrative expenses increased $0.3 million due to higher strategic consulting expenses associated with our consulting agreement with Primentor.

•

Amortization of acquired intangible assets was $0.6 million in the 2024 period, compared to $0.7 million in the corresponding 2023 period, as a portion of our intangible assets became fully amortized in 2024.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended September 30, 2024 consisted of interest income of $163,000 and foreign exchange losses of ($30,000). For the three months ended September 30, 2023, Other Income / (Expense) consisted of interest income of $148,000 and foreign exchange gains of $55,000. Higher cash balances on hand were responsible for the favorable year-over-year interest income variance, which was partially offset by currency fluctuations.

Income Tax Expense (Benefit):

Income tax expense for the three months ended September 30, 2024 totaled $697,000, representing an effective tax rate on pre-tax income of 27.1%, compared to $29,000 for the three months ended September 30, 2023, which represented a 18.8% effective tax rate on pre-tax income. The higher effective tax rate in the 2024 period was due to a higher state income tax rate and excess income tax expenses related to stock option and restricted shares.

Results of Operations for the Nine Months Ended September 30, 2024 as Compared to the Nine Months Ended September 30, 2023:

Revenues:

Revenues for the nine months ended September 30, 2024 totaled $148.2 million, compared to $155.0 million for the corresponding nine-month period in 2023. This 4% year-over-year revenue decrease reflected a 1% increase in our Data and Analytics Services segment and a 5% decrease in our IT Staffing Services segment. For the nine months ended September 30, 2024, the Company had two clients that each had revenues in excess of 10% of total revenues (CGI = 15.4% and Allegis = 10.6%). For the nine months ended September 30, 2023, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 23.7%). The Company’s top ten clients represented approximately 54% and 54% of total revenues for the nine months ended September 30, 2024 and 2023, respectively.

Below is a tabular presentation of revenues by reportable segment for the nine months ended September 30, 2024 and 2023, respectively:

Revenues (Amounts in millions)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Data and Analytics Services	$26.3	$26.2
IT Staffing Services	121.9	128.8

Total revenues	$148.2	$155.0

Revenues from our Data and Analytics Services segment totaled $26.3 million during the nine months ended September 30, 2024, which was a slight increase over the corresponding nine-month period last year. Revenues have increased on a sequential basis over the last two quarters reflecting improved activity levels and increased order bookings.

Revenues from our IT Staffing Services segment totaled $121.9 million during the nine months ended September 30, 2024, compared to $128.8 million during the corresponding 2023 period. This 5% decrease largely reflected a lower average level of billable consultants during the nine month period ended September 30, 2024. However, at September 30, 2024, our billable consultant-base was 1,071-consultants, which exceeded the 992 billable consultants at September 30, 2023.

Gross Margins:

Gross profits in the nine months ended September 30, 2024 totaled $40.9 million, compared to $39.7 million during the corresponding 2023 period. Gross profit as a percentage of revenue was 27.6% for the nine-month period ended September 30, 2024, compared to 25.6% during the same period of 2023. This 200-basis point increase reflected higher gross margins in both of our business segments.

Below is a tabular presentation of gross margin by reporting segment for the nine months ended September 30, 2024 and 2023, respectively:

Gross Margin	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Data and Analytics Services	48.9%	43.1%
IT Staffing Services	23.0%	22.0%

Total gross margin	27.6%	25.6%

Gross margins from our Data and Analytics Services segment were 48.9% of revenues during the nine-month period ended September 30, 2024, compared to gross margins of 43.1% in the corresponding period of 2023. The margin increase of 580-basis points reflected higher project margins and better utilization rates during the first nine months of 2024.

Gross margins from our IT Staffing Services segment were 23.0% in the nine months ended September 30, 2024, compared to 22.0% during the corresponding period of 2023. This 100-basis point increase was largely due to higher gross margins on new assignments and favorable medical claim experience related to our self-insured healthcare program in the 2024 period compared to 2023.

Selling, General and Administrative (“SG&A”) Expenses:

Below is a tabular presentation of operating expenses by expense category for the nine months ended September 30, 2024 and 2023, respectively:

SG&A Expenses (Amounts in millions)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Data and Analytics Services Segment
Sales and Marketing	$6.0	$5.2
Operations	0.5	1.1
General & Administrative	5.0	7.4

Subtotal Data and Analytics Services	$11.5	$13.7

IT Staffing Services Segment
Sales and Marketing	$6.7	$6.4
Operations	6.4	6.7
General & Administrative	10.6	10.0

Subtotal IT Staffing Services	$23.7	$23.1

Amortization of Acquired Intangible Assets	$2.0	$2.1
Employment-related Claim, net of Recoveries	—	3.1

Total SG&A Expenses	$37.2	$42.0

SG&A expenses for the nine months ended September 30, 2024 totaled $37.2 million or 25.1% of total revenues, compared to $42.0 million or 27.1% of total revenues for the nine months ended September 30, 2023. Excluding the employment-related claim in 2023, and the amortization of acquired intangible assets in both periods, SG&A expense as a percentage of total revenues was 23.7% and 23.8%, respectively.

Fluctuations within SG&A expense components during the first nine months of 2024, compared to the first nine months of 2023, included the following:

•

Sales expense increased by $1.1 million in the 2024 period, compared to the corresponding 2023 period. Sales expenses in our Data and Analytics Services segment increased by $0.8 million in the 2024 period and reflected higher marketing and event costs and higher sales compensation expense. Sales expenses in our IT Staffing Services segment were higher by $0.3 million due to higher sales commissions and other variable expenses.

•

Operations expenses decreased by $0.9 million in the 2024 period, compared to the corresponding 2023 period. In our Data and Analytics Services segment, operations expenses decreased by $0.6 million due to staff reductions and lower variable compensation expenses. Operations expenses in our IT Staffing Services segment decreased by $0.3 million and largely related to recruitment staff reductions and lower other variable expenses in the first half of 2024, partially offset by higher commission expenses in the 2024 third quarter.

•

General and administrative expenses decreased by $1.8 million in the 2024 period compared to the corresponding 2023 period. General and administrative expenses in our Data and Analytics Services segment decreased by $2.4 million due to executive leadership staff reductions, lower stock-based compensation expense and higher professional services fees in 2023 of $1.2 million related to an employment claim. In our IT Staffing Services segment, general and administrative expenses increased by $0.6 million, largely due to strategic consulting expenses associated with our consulting agreement with Primentor.

•	Amortization of acquired intangible assets was $2.0 million in 2024, compared to $2.1 million in the 2023 period, as a portion of our intangible assets become fully amortized in 2024.

•	Employment-related claim reserve, net of expected recoveries, totaled $3.1 million in the 2023 period, compared to no expense in the corresponding 2024 period.

Other Income / (Expense) Components:

Other Income / (Expense) for the nine months ended September 30, 2024 consisted of interest income of $447,000 and foreign exchange losses of ($74,000). For the nine months ended September 30, 2023, Other Income / (Expense) consisted of interest income of $232,000 and foreign exchange losses of ($32,000). The higher interest income reflected higher cash balances on hand in the 2024 period was responsible for the favorable year-over-year variance in Other Income, net and was partially offset by currency fluctuations.

Income Tax Expense:

Income tax expense (benefit) for the nine months ended September 30, 2024 totaled $994,000, representing an effective tax rate on pre-tax income of 24.2% compared to an income tax benefit of ($358,000) for the nine months ended September 30, 2023, which represented a 16.7% effective tax rate on a pre-tax (loss). In 2023, foreign pre-tax income reduced the consolidated tax benefit which included a domestic pre-tax loss. The favorable effective tax rate in the 2024 period was largely due to a worthless stock deduction recognized on the dissolution of our Singapore entity, partially offset by excess tax expense related to stock options/restricted shares.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

As of September 30, 2024, we had cash balances on hand of $23.9 million, no bank debt outstanding and approximately $25 million of borrowing capacity under our existing credit facility.

Historically, we have funded our organic business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. As of September 30, 2024, our accounts receivable “days sales outstanding” (“DSOs”) measurement was 55-days.

We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility will be adequate to fund our business needs and support our share repurchase program that we announced in February 2023 over the next twelve months, exclusive of any acquisition activity.

Cash flows provided by (used in) operating activities:

Cash provided by operating activities for the nine months ended September 30, 2024 totaled $3.2 million compared to cash provided by operating activities of $10.5 million during the nine months ended September 30, 2023. Elements of cash flows in the 2024 period were net income of $3.1 million, non-cash charges of $4.4 million, and an increase in operating working capital levels of ($4.3 million). During the nine months ended September 30, 2023, elements of cash flows were a net loss of ($1.8 million), non-cash charges of $5.1 million and a decrease in operating working capital levels of $7.2 million. Operating working capital increased in 2024 due to higher accounts receivable balances resulting from our sequential revenue growth during the first nine months. During the 2023 period, accounts receivable balances decreased due to revenue decreases during the period.

Cash flows (used in) investing activities:

Cash (used in) investing activities for the nine months ended September 30, 2024 was ($0.8 million) compared to ($0.1 million) for the nine months ended September 30, 2023. During the nine months ended September 2024, capital expenditures totaled ($0.8 million). In the 2023 period, capital expenditures totaled ($0.2 million), partially offset by the recovery of non-current deposits of $0.1 million. The increase in capital expenditures during the 2024 period compared to the 2023 period reflected higher expenditures for laptop replacements and other technology enhancements.

Cash flows provided by (used in) financing activities:

Cash provided by financing activities for the nine months ended September 30, 2024 totaled $0.5 million and consisted of proceeds from the exercise of stock options of $440,000 and the issuance of common shares related to our Employee Stock Purchase Plan of $136,000, which was partially offset by the purchase of treasury shares of ($80,000). Cash (used in) financings activities for the nine months ended September 30, 2023, totaled ($1.5 million) and consisted of ($1.1 million) of term loan repayments and the purchase of treasury shares under our share repurchase program of ($572,000), which was partially offset by $150,000 related to proceeds from the issuance of shares of common stock under the Employee Stock Purchase Plan.

Off-Balance Sheet Arrangements:

Other than $324,000 in outstanding letters of credit issued under our Credit Agreement, we do not have any off-balance sheet arrangements. For further details about the outstanding letters of credit, refer to Note 8 — “Credit Facility” in the Notes to Condensed Consolidated Financial Statements included herein.

Inflation:

We do not believe that inflation had a significant impact on our results of operations for the periods presented, although economic uncertainty, including the concerns of our clients and other companies with respect to inflationary conditions in North America and elsewhere, has had and may continue to have an adverse impact on the demand for our services. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and, whenever possible, seek to ensure that billing rates reflect increases in costs due to inflation. However, high levels of inflation may result in higher interest rates which could increase our borrowing costs in the future if we elect to draw on our current or future credit facilities.

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

Interest Rates

As of September 30, 2024, we had no outstanding borrowings under the Credit Agreement — Refer to Note 8 — “Credit Facility” in the Notes to Condensed Consolidated Financial Statements, included herein.

Currency Fluctuations

The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s subsidiary in Canada is the U.S. dollar because the majority of its revenue is denominated in U.S. dollars. The functional currencies of the Company’s Indian and European subsidiaries are the local currency of the location of such subsidiary. The results of operations of the Company’s Indian and European subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian and European subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Condensed Consolidated Statements of Operations, and have not been material for all periods presented. A hypothetical 10% increase or decrease in overall foreign currency rates in the first nine months of 2024 would not have had a material impact on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our Common Stock repurchased during the quarter ended September 30, 2024 is set forth in the following table:

Period	Total Number of Shares Purchased (1)	Average Price per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (1)
July 1, 2024 — July 31, 2024	—	$—	—	423,079
August 1, 2024 — August 31, 2024	—	$—	—	423,079
September 1, 2024 — September 30, 2024	—	$—	—	423,079

Total	—	$—	—	423,079

(1)

On February 8, 2023, the Company announced that the Board of Directors authorized a share repurchase program of up to 500,000 shares of Common Stock over a two-year period. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Board of Directors. The Company did not repurchase any shares of its Common Stock during the quarter ended September 30, 2024.

ITEM 5.	OTHER INFORMATION
Disclosure of
10b5-1
plans
During the fiscal quarter ended September 30, 2024,
none
of our directors or officers informed us of the
adoption
, modification or termination of a “Rule
10b5-1
trading arrangement” or
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November, 2024.

MASTECH DIGITAL, INC.

November 13, 2024	/s/ VIVEK GUPTA
Vivek Gupta Chief Executive Officer

/s/ JOHN J. CRONIN, JR.
John J. Cronin, Jr.
Chief Financial Officer
(Principal Financial Officer)