Form 10-K
period 2024-12-31
Mastech Digital, Inc.
filed 2025-03-14
CIK 1437226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number
001-34099

MASTECH DIGITAL, INC
.
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
of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by
non-affiliates
of the registrant as of June 30, 2024 (based on the closing price on such stock as reported by NYSE American on such date) was $24,874,000.
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of March 1, 2025 was 11,743,292.
Auditor Firm ID: 1195 Auditor Name: UHY LLP Auditor Location: Farmington Hills, Michigan
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for May 14, 2025 to be filed with the Commission, are incorporated by reference into Part III of this Annual Report on Form
10-K.

MASTECH DIGITAL, INC.

2024 FORM 10-K

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

Factors or events that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

•	changes in general U.S. and global economic conditions and economic conditions in the industries in which we operate;

•	social, political, and economic instability, unrest, significant changes, and other circumstances beyond our control, including circumstances related to changes in the U.S. political landscape;

•	our ability to retain existing clients and obtain new clients;

•	changes in competitive conditions;

•	our ability to introduce new service offerings;

•	availability of and retention of skilled technical employees and key personnel;

•	technological changes;

•	our ability to develop, adopt and use artificial intelligence and machine learning technologies in our service offerings;

•	changes in accounting standards, rules and interpretations;

•	the terminability of many of our contracts without penalty to our clients;

•	changes in immigration laws, patterns and other factors related to visa holders;

•	liabilities and unanticipated developments resulting from litigations, regulatory investigations and similar matters;

•	fluctuations due to currency exchange rate variations;

•	changes in other U.S. laws, rules and regulations, including the Internal Revenue Code;

•	changes in India’s geopolitical environment, laws, rules and regulations;

•	the impact and success of new acquisitions;

•	management’s ability to identify and manage risks;

•	the outbreak of any highly infectious or contagious diseases or the occurrence of pandemics, health epidemics or other outbreaks that disrupt business and day-to-day activities;

•	breach of our systems due to a cybersecurity attack;

•	changes in privacy and information security laws, regulations and policies;

•	seasonal weather conditions, climate change and severe weather;

•	the escalation of conflicts in the Middle East and Ukraine and the occurrence or escalation of other global conflicts; and

•	the transition of our finance and accounting functions from the U.S. to India.

ITEM 1.	BUSINESS

Overview

Mastech Digital, Inc. (referred to in this report as “Mastech Digital”, “Mastech”, the “Company”, “us”, “our” or “we”) is a provider of Digital Transformation IT Services. The Company offers data and analytics solutions; digital learning; and IT staffing services for both digital and mainstream technologies. Headquartered near Pittsburgh, Pennsylvania, we have approximately 1,500 consultants that provide services across a broad spectrum of industry verticals. We do not sell, lease or otherwise market computer software or hardware and essentially 100% of our revenue is derived from the sale of data and analytics, IT staffing and Digital Transformation services through our two reportable segments, Data and Analytics Services and IT Staffing Services.

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

Sales and marketing of our services are handled by separate and distinct sales organizations within each of our two business segments. Our data and analytics services are marketed through 1) client partners who largely focus on new business development; and 2) technical relationship managers (principals) who focus on growing strong relationships within existing clients. Both account executives and technical relationship managers reside in the U.S., Canada, India and the U.K.

Our IT staffing and Digital Transformation services are marketed through account executives across the U.S. who deploy a telesales model, supplemented with client visits. This cost-effective model is aimed at System Integrators and other staffing clients, with a need to supplement their abilities to attract highly qualified temporary IT personnel. Additionally, we use a branch service sales model in select geographies within the U.S. The branch services model employs local sales and recruitment resources, aimed at establishing strong relationships with both end-clients and candidates.

We recruit for both segments through global recruitment centers largely located in India that deliver a full range of recruiting and sourcing services. Our centers employ approximately 175 recruiters and sourcers that focus on recruiting U.S.-based candidates to service a geographically-diverse client base in the U.S. Our ability to respond to client requests from our offshore recruiting centers, with their expanded search coverage, round-the-clock sourcing, and extensive pool of candidates, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

History and Developments

Historically, we operated as the former Professional Services segment of iGATE Corporation (“iGATE”). Mastech Digital, Inc. (f/k/a Mastech Holdings, Inc.) was incorporated in Pennsylvania as a wholly-owned subsidiary of iGATE on June 6, 2008, in anticipation of our spin-off from iGATE. On September 30, 2008, the Company was spun-off from iGATE and began operating as an independent public company. Together with our operating subsidiaries, we have over 37 years of history as a reliable provider of IT staffing services.

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

In 2003, we launched our offshore global recruitment center model in an effort to meet an increase in industry demand with lower cost recruiting resources. Over the last twenty years, we have made significant investments in our offshore center to improve infrastructure, processes and effectiveness.

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

In 2024, we started a ServiceNow practice and focused on artificial intelligence technologies and applications across all of our businesses.

Operating Segments

Our revenues are generated from two business segments: Data and Analytics Services and IT Staffing Services. Details related to these two businesses are discussed separately below, while information about our employees, differentiators, intellectual property rights and various other aspects of our business is shown in the aggregate for Mastech Digital, Inc.

Data and Analytics Services

Our Data and Analytics Services segment began with the acquisition of InfoTrellis, Inc.’s service business in July 2017. InfoTrellis, Inc. was founded by the engineering principals behind IBM’s Master Data Management (“MDM”) products and Informatica’s Customer 360 code-base. This acquisition provided Mastech InfoTrellis with a solid foundation upon which to build, as we acquired a business with one of the largest concentrations of technology-agnostic data management expertise in the marketplace. With our October 2020 acquisition of AmberLeaf, we gained complementary capabilities in customer experience consulting and managed services, as well as a roster of existing clients.

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

Data Modernization is the core focus of our Data and Analytics Services segment. We have partnered with industry leaders in this space and intend to continue to broaden our reach with new partners in the future. With our recent investments, our world class delivery center in Chennai, India provides us with the ability to increase capacity to nearly 500 concurrent team members, while providing white glove access to upwards of a dozen additional clients in their own dedicated “clean rooms”. We are also re-aligning ourselves to be a more dynamic, globally integrated organization across our traditional services offerings and to support our goal of expanding beyond niche services and providing full Data Modernization support to a wide range of organizations — from a $10 million start up to a Fortune 500 enterprise. Our mission is a simple one — we help clients put data in front of the people and machines where prudent decisions are made.

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

•

Our onshore team of Principals and Client Partners is responsible for building buyer relationships with prospects and leads, and for converting those conversations into value-positive revenue generating engagements, as well as expanding existing client relationships.

•	Our typical credit terms require our invoices to be paid within 45 to 60-days of receipt by the client.

In addition to the above, our Partner / Alliance Relationships (such as those we have with IBM, Informatica and Oracle, among others) also provide us with a significant pipeline of opportunities and new business opportunities. Furthermore, prospective clients reach us through referrals from our existing client base, our reputation in the data & analytics domain, and through our industry partners.

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

Geographic and Vertical Focus

Mastech InfoTrellis’ primary customer geographies are in North America; however, we have customers and prospects in Europe and the Asia-Pacific region. Our target clients are largely corporations with revenues exceeding $1 billion and include Fortune 500 organizations. Our typical project size, excluding our multi-year Center of Excellence contracts, is in the $500,000 to $2.5 million range depending on the scope and duration of the engagement. Our Center of Excellence contracts generally range from $4 million to $8 million. From a vertical perspective, customers in the financial services, retail, healthcare, manufacturing and government segments are significant users of our services. Below is a breakdown of customer revenue percentages for each industry vertical in 2024:

Financial Services	29%	Retail	13%
Healthcare	27%	Other	8%
Manufacturing	23%

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

While our primary focus is on contract IT staffing and Digital Transformation services, we also provide permanent placement services for our clients when opportunities arise. Permanent placement revenues have historically represented approximately 1% of our total revenues. In late 2023, we expanded our staffing services to include an engineering service offering. In 2024, engineering revenues were less than 5% of IT staffing services revenues.

Sales and Marketing

We target much of our marketing efforts toward businesses and institutions with significant budgets, recurring IT staffing and Digital Transformation needs, or new transformation efforts. We work to increase our engagements with our existing client relationships as well as continually developing new clients. Most of our strategic relationships are established at the vice president / sales director level.

Selling is conducted through account executives utilizing a sales model which is desirable to our clients’ needs. For clients with a need to supplement their own abilities to attract highly qualified temporary IT personnel and prefer a low-touch sales model, such as Systems Integrator and staffing clients, we generally deploy a centralized telesales model, complemented with client visits. We supplement these domestic sales efforts through our sales organization in India, whose account executives target smaller IT staffing clients utilizing a cost-effective offshore telesales model. For end-user clients, who typically prefer a higher-touch sales model, we generally utilize a branch service model which deploys sales and recruitment resources locally, or regionally, in select geographies within the U.S. Account executives generally are responsible for a combination of new business development efforts and expanding existing client relationships. Account executives at our branch operations call on, and meet with, potential new customers and are also responsible for maintaining existing client relationships within their geographic territory. These account executives are generally paired with recruiters and both receive incentive compensation based on revenue generation activities using a localized sales and recruitment model.

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

Recruiting

We operate several small recruiting centers located in the U.S. and one significantly larger facility in NOIDA, India, that deliver a full range of recruiting and sourcing services. Our centers employ approximately 175 recruiters and sourcers who focus on recruiting U.S.-based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests faster than the competition is critical for success in our industry as most staffing firms access the same candidate pool via job boards, websites and other recruitment tools. The combination of our offshore recruiting capabilities, investment in sourcing and recruiting processes, expanded search coverage, around-the-clock sourcing, and extensive candidate pools, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

We continue to invest in leading technologies and recruitment tools to enhance efficiencies. For example, we use artificial intelligence and web-based tools to expand the reach of our candidate searches. We also employ a state-of-the-art applicant tracking system that has recently been enhanced with proprietary toolkits and job board / internet interfacing capabilities, resulting in further operational efficiencies.

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

We have access to large and differentiated recruiting pools due to our brand recognition with both U.S. citizens and H1-B visa holders in the U.S. Unlike most staffing firms that have a high concentration of either H1-B workers or W-2 hourly U.S. citizens, we have historically maintained a balance of H1-B and W-2 hourly employees. We believe that this balanced mix allows us to access a broader candidate pool than our primary competition.

Technology and Client Focus of our IT Staffing and Digital Transformation Services

Our staffing delivery teams, spread across the U.S. and India, are segmented by 1) technologies, allowing us to reach deep and wide in our understanding of technology domains; and 2) client relationships which gives us a keen understanding of our clients’ needs and preferences. The delivery teams work in an integrated manner to provide quality IT talent with a faster turnaround time than many of our competitors. We have long-standing engagements with marquee brands and other premier global enterprises across various industries.

IT Staffing — Digital Technologies

Recognizing that a new breed of IT professionals adept in digital technologies is in high demand, we enhanced our recruitment capabilities to focus on digital technology skill sets. Today, Mastech Digital provides its clients with the ability to secure skill sets that encompass social, mobile, data, analytics, cloud-based technologies and automation. IT staffing for digital technologies is growing much faster than mainstream technologies, a trend that is expected to continue into the future. Digital technologies include the following areas:

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

Digital Learning Services

Our digital learning practice provides custom training programs for different organizational needs. With rich experience and proven success in handling several learning and performance engagements across industries, Mastech Digital’s team combines digital and physical learning modalities to ensure unified organizational behavior and augmented performance across teams. Mastech Digital’s learning paradigm consists of web-based learning, mobile learning, social learning, hybrid learning and virtual learning.

Geographic Presence & Industry Verticals

All of our IT staffing services revenues is generated from services provided in the U.S. We market our services on a national basis and have the ability to provide services in all 50 U.S. States. Our geographical concentration tends to track major client locations, such as California, Texas, Pennsylvania and Virginia, and in large metropolitan areas such as Chicago and New York City.

We provide these services across a broad spectrum of industry verticals, including: financial services, government, healthcare, retail, technology and telecommunications. Below is a breakdown of our IT Staffing Services revenues for the year ended December 31, 2024:

Financial Services	54%	Telecom	5%
Government	8%	Retail	5%
Technology	7%	Other	14%
Healthcare	7%

Mastech Digital, Inc.

Employees

At December 31, 2024, we had 902 North American employees and 623 employees offshore, in addition to 291 subcontracted professionals. None of our employees are subject to collective bargaining agreements governing their employment with our Company. We employ our consultants on both an hourly and salary basis. A large portion of our salaried employees are H1-B visa holders. We believe that we enjoy a good reputation within the H1-B visa community, which allows us to access a very broad candidate pool. The majority of our hourly employees are U.S. citizens. On average, we maintain a balanced composition of salaried and hourly employees. We believe that our employee relations are good.

Intellectual Property Rights

Our intellectual property consists primarily of proprietary processes; client, employee and candidate information; and proprietary rights of third parties from whom we license intellectual property. We also own the intellectual property and possess deep proprietary knowledge of the frameworks and products that we have built in our Mastech InfoTrellis business. We rely upon a combination of nondisclosure and other arrangements to protect our intellectual property.

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

Our Strengths

We believe our strengths compared to industry peers include:

Established client-base

Our client base consists of large, medium-sized and small companies that span across multiple industry verticals. Long-standing relationships with corporate clients, blue-chip IT System Integrators and MSPs are a core component of our future growth strategy for our staffing business, while good relationships with customer influencers and C-level decision makers drives our Mastech InfoTrellis business. These relationships, exemplified by our consistently low customer attrition rate, reflect our focus and commitment to our customers.

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

Attractive financial model

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

Government Regulation

We recruit IT professionals on a global basis from time to time and, therefore, must comply with the immigration laws in the countries in which we operate. As of December 31, 2024, approximately 40% of our employee workforce was working under Mastech Digital sponsored H1-B temporary work visa. Statutory law limits the number of new H1-B petitions that may be approved in a fiscal year to enter the U.S. Legislation could be enacted limiting H1-B visa holders’ employment with staffing companies. In recent years, the vast majority of our H1-B hires were not subject to the annual quota limiting H1-B visas because they were already in the U.S. under H1-B visa status with other employers. Additionally, the U.S. Congress has considered, and may consider in the future, extensive changes to U.S. immigration laws regarding the admission of high-skilled temporary and permanent workers and increases in prevailing wage related to H1-B employees. Such changes, if enacted, may impact the types of H1-B temporary work visas that could be granted, the number of available H1-B temporary work permits, or the required prevailing wage that we are required to pay our H1-B employees, which in turn may have a negative impact on our revenues and profits.

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

Within our IT Staffing Services segment, many large users of staffing services are employing MSP’s to manage their contractor expenses in an effort to drive down overall costs. MSP clients represented approximately 36% of our IT Staffing Services Segment’s 2024 revenues and increased marginally in recent years. The general impact of this shift towards the MSP model has been to lower our gross margins. Should this trend towards utilizing the MSP model continue, it is likely that our gross margins will be pressured in the future. In addition, if large users of staffing services continue to employ MSPs, the relationship between us and those large users may be primarily conducted through MSPs, in which case we may have difficulty maintaining those client relationships because the MSP model uses the MSP as an intermediary between the staffing service provider and the end-user, and reduces our direct contact with the end-user.

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

Our multi-year Center of Excellence service offering may be early terminated on short notice from the client, which could materially and adversely affect our business, backlog and future revenues.

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

Acquisitions involve numerous risks, including the possibility that:

•	we do not successfully integrate the operations, systems, technologies, products, offerings and personnel of the acquired company or companies;

•	we do not generate sufficient revenues to offset increased expenses associated with our acquisitions;

•	our management’s attention is diverted from normal daily operations of our business and the challenges with managing larger and more widespread operations resulting from our acquisitions;

•	we experience difficulties entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions; and

•	we lose key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans.

In addition to the foregoing, acquisitions may also cause us to:

•	use a substantial portion of our cash reserves or incur debt;

•	issue equity securities or grant equity incentives that dilute our current shareholders’ percentage ownership;

•	assume liabilities, including potentially unknown liabilities;

•	record goodwill and amortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges could occur;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs and restructuring and other related expenses; and

•	become subject to intellectual property litigation or other litigation.

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

Our revenues are highly dependent on clients located in North America, as well as clients concentrated in certain industries. Economic slowdowns, changes in law and other restrictions or factors that affect the economic health of these industries may affect our business. For the year ended December 31, 2024, approximately 54% of our revenues were derived from our top ten clients and approximately 49% of revenues came from financial services clients. Consequently, if our clients reduce or postpone their spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the rate of economic growth may reduce the demand for our services and negatively affect our revenues and profitability.

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

At December 31, 2024, we had no outstanding borrowings under our Credit Agreement with PNC Bank and certain other lenders (the “Credit Agreement”) and unused borrowing capacity of $22.6 million under the revolving credit facility established by the Credit Agreement. Our level of indebtedness (which may increase) could have important consequences on our future operations, including the following:

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

A significant number of organizations is attempting to migrate their IT business applications to advanced technologies, such as artificial intelligence, cloud services, data science-based solution, mobility, and social analytics. As a result, our ability to remain competitive depends on several factors, including our ability to develop, train and hire employees with skills in advanced technologies. Our failure to hire, train and retain employees with such skills could have a material adverse impact on our future revenues.

Our Client’s “preferred vendor” contracts generally result in lower margins. In addition, we may not be able to maintain “preferred vendor” status with existing clients or obtain that status with new clients, which may lead to a decrease in the volume of business we obtain from these clients.

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

We incurred an expense charge of $450,000 in 2022 related to this event, which included the cost of engaging external advisors. While we adopted certain remedial measures as a result of this incident, our information technology and infrastructure may still be vulnerable to security breaches and other disruptions, including attacks by hackers, or breaches due to employee error, malfeasance or other disruptions. Any such breach or disruption could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our services, which could adversely affect our operating results and competitive position. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any breaches of our networks.

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

We are highly dependent on our management team and expect that our success will depend largely upon their efforts, expertise and abilities. Over the last several years, we have experienced turnover in the leadership of our businesses, and the loss of the services of any of our key executives for any reason could have a material adverse effect on our business. To attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash-based and equity-based compensation. The loss or any sustained attrition of our key operating employees, or the failure to effectively integrate new members of our management team or key operating employees, could have a material adverse effect on our business, including our ability to establish and maintain client, consultant and candidate, professional and technical relationships.

Issues relating to our use of artificial intelligence and machine learning technologies, combined with an uncertain legal and regulatory environment, could materially and adversely affect our business, financial condition and results of operations.

We use artificial intelligence and machine learning technologies in our operations and services. These technologies are subject to evolving laws, regulations, guidance, and industry standards, which may expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, publicity, contractual, or other rights. The use of artificial intelligence and machine learning technologies also presents emerging ethical and social issues and may draw public scrutiny or controversy, and may also create or assist in producing unexpected results, errors or inadequacies, any of which may not be easily detectable. Issues relating to our use of artificial intelligence and machine learning technologies and the evolving legal and regulatory landscape applicable to such technologies may adversely affect our business, prospects, financial condition, and results of operations.

Risks Related to Governmental Regulations, Laws and Taxation

Government regulation of H1-B visas may materially affect our workforce and limit our supply of qualified IT professionals, or increase our cost of securing workers.

We recruit IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the U.S. As of December 31, 2024, approximately 40% of our employee workforce was working under Mastech Digital sponsored H1-B temporary work visas. Applicable law limits the number of new H1-B petitions that may be approved in a fiscal year, and if we are unable to obtain H1-B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. Additionally, legislation could be enacted limiting H1-B visa holders’ employment with staffing and data analytics companies, which could result in reduced revenues and/or a higher cost of recruiting.

In recent years, the vast majority of our H1-B hires were not subject to the annual quota limiting H1-B visas because they were already in the U.S. under H1-B visa status with other employers. As a result, the negative impact on recruiting due to the exhaustion of recent H1-B quotas was not substantial. However, the subject of H1-B visas has recently become a political discussion point and the entire H1-B visa program could be significantly overhauled. If a new or revised H1-B visa program is implemented, there could be elements of the new/revised H1-B visa program that may not be advantageous to our business model thus adversely impacting our business, operating results or financial condition.

Reclassification of our independent contractors by tax or regulatory authorities could have a material adverse effect on our business model and/or could require us to pay significant retroactive wages, taxes and penalties.

We utilize individuals to provide certain services in connection with our business as qualified third-party independent contractors rather than as direct employees. As of December 31, 2024, approximately 15% of our workforce were independent contractors. Heightened state and federal scrutiny of independent contractor relationships could adversely affect us given that we utilize independent contractors to perform certain services. An adverse determination related to the independent contractor status of these subcontracted personnel could result in substantial taxes or other liabilities to us, which could result in a material adverse effect upon our business.

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

Immigration change continues to attract significant attention in the public arena and in the current U.S. administration and Congress. If new immigration legislation is enacted in the U.S. or in the other jurisdictions in which we do business, such legislation may contain provisions that could make it more difficult or costly for us to recruit and retain IT professionals, and to a lesser extent data and analytics professionals. Additionally, there is uncertainty as to the position the U.S. will take with respect to immigration under the current administration or any new administration. As a result, we may incur additional costs to run our business or may have to change the way we conduct our operations, either of which could have a material adverse effect on our business, operating results and financial condition. Also, if the enforcement of immigration laws by governmental authorities is unjustified or discriminatory, such enforcement could have the effect of disrupting our workforce.

The U.S. Congress, the current administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

In 2017, the U.S. Congress and the then-current administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U. S. policy have occurred and, since the start of the current administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the current administration or any new administration have impacted and may impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit or be negatively affected by them.

Adverse results in tax audits or interpretations of tax laws could have an adverse impact on our business.

We are subject to periodic federal, state and local tax audits for various tax years. We also need to comply with new, evolving or revised tax laws and regulations. The Tax Cuts and Jobs Act of 2017 continues to require interpretation, and the new administration could modify key aspects of the tax code, which could materially affect our tax obligations and effective tax rate. Although we attempt to comply with all taxing authority regulations, adverse findings or assessments made by taxing authorities as the result of an audit could have a material adverse effect on our business, results of operations and financial condition.

Requirements of the Affordable Care Act may continue to increase our employee benefits costs and could negatively affect our operating results, cash flows and financial condition if such costs aren’t recovered with increases in client bill rates.

We provide healthcare coverage to our U.S.-based employees that are subject to the Affordable Care Act (“ACA”). Additional provisions of the ACA and the compliance of such may result in higher overall costs for the Company, which could have a negative impact on our operating results, cash flows and financial condition.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations.

We use machine learning and AI technologies in our offerings and business and we are making investments in expanding our AI capabilities. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as evolving legal and regulatory landscapes. Laws and regulations applicable to AI continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, some U.S. states have proposed, and in certain cases enacted, legislation addressing aspects of the use and deployment of AI. The use of AI technologies in new or existing products may result in new or enhanced governmental or regulatory scrutiny, new or modified laws or regulations, claims, demands, and litigation, confidentiality, privacy, data protection, or security risks, ethical concerns, or other complications that could adversely affect our business, financial condition, results of operations and prospects.

Uncertainty around new and emerging AI technologies may require additional investment in the obtaining, developing and maintaining of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections, safeguards, and policies for handling the processing of data with AI technologies, which may be costly and could impact our expenses. AI technologies also present emerging legal, ethical and social issues, including with respect to potential or actual bias reflected in, or flawed outputs of, models. AI technologies that we make use of may produce or create outputs that appear correct but are factually inaccurate or otherwise flawed, which may expose us to brand or reputational harm, competitive harm, regulatory scrutiny, and/or legal liability.

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

South Asia has, from time to time, experienced instances of civil unrest and hostilities among neighboring countries, such as between India and Pakistan, India and China, and even within India. There have been military confrontations along the India-Pakistan and India-China borders from time to time. The potential for hostilities between India and Pakistan is possible due to past terrorist incidents in India, troop mobilizations along the border, and the geopolitical situation in the region. Military activity or terrorist attacks in the future could influence the Indian economy by disrupting communications and making travel more difficult. This, in turn, could have a material adverse effect on our business, operating results and financial condition.

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

Our business depends on the overall demand for IT and data and analytics professionals and on the economic health of our clients. Our business could be adversely affected by the effects of a pandemic, epidemic or other outbreak on the economic and business climate. For example, the spread of the COVID-19 virus and the efforts taken to control its spread resulted in companies reducing their staffing and data and analytics budgets and adversely affected demand for our services. Furthermore, the impact of a virus or other outbreak and actions taken to curtail its spread could disrupt or materially impair the ability of our clients to operate their businesses. Any such disruption or impairment could lower the demand for our services, result in collection issues on our outstanding accounts receivable and have a material adverse impact on our revenues and profitability.

We are unable to predict the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance and results of operations.

The COVID-19 pandemic and efforts to control its spread significantly curtailed the movement of people and goods and services worldwide in regions where we sell our services and conduct our business operations. The pandemic resulted in a global slowdown of economic activity, including travel restrictions and prohibitions of non-essential activities in some cases. Our revenues and operations were affected by a range of external factors related to the COVID-19 pandemic in 2020 and to a lesser extent in 2021through 2024. Although we believe the immediate impact of the COVID-19 pandemic has been assessed and largely reflected in our 2024 financial results, the long-term magnitude and duration of the disruption and resulting decline in business activity is still highly uncertain and cannot be predicted. Furthermore, COVID-19 variants and efforts to control their spread could still continue to adversely affect our business, impact the demand for our services and alter the way we conduct our business, and we cannot predict the magnitude or duration of these effects.

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

Sunil Wadhwani and Ashok Trivedi, co-founders of the Company, beneficially own approximately 58% of Mastech Digital’s outstanding common stock as of December 31, 2024. Accordingly, Messrs. Wadhwani and Trivedi together have sufficient voting power to elect all the members of the Board of Directors and to effect transactions without the approval of our other shareholders, except for those limited transactions that require a supermajority vote under our bylaws or articles of incorporation. The interests of Messrs. Wadhwani and Trivedi may from time to time diverge from our interests. Mastech Digital’s Audit Committee consists of independent directors and addresses certain potential conflicts of interest and related party transactions that may arise between us and our directors, officers or our other affiliates. However, there can be no assurance that any conflicts of interest will be resolved in our favor.

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
Cybersecurity Threats / Incidents Effect on the Company Business Strategy Results of Operations and Financial Position
Cybersecurity is a business risk that the Company takes seriously. Since our 2022 cybersecurity incident, we have improved our processes; upgraded cybersecurity leadership and supporting personnel; and have committed significant investment dollars to cybersecurity risk mitigation efforts. These investments have had an impact on our results of operations in 2023 and 2024, as disclosed further in the “Results of Operations” section of Item 7 of this Form 10-K. However, our business objectives and strategic priorities have not been materially altered by the risk of cybersecurity threats. Furthermore, we do not believe that any risks we have identified since our 2022 cybersecurity incident have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. Despite our cybersecurity risk mitigation efforts, however, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents. Additional information on cybersecurity risks we face can be found in Item 1A “Risk Factors” under the heading “Risks Related to the Company’s Business and Operation,” which should be read in conjunction with the foregoing information.

ITEM 2.	PROPERTIES
Information regarding the principal properties leased by us and our subsidiaries as of December 31, 2024 is set forth below:

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

On March 1, 2025, we had 80 registered holders of record of our common stock. This figure excludes an estimate of the indeterminate number of beneficial holders whose shares may be held by brokerage firms and clearing agencies. We currently do not pay recurring dividends on our common stock.

On February 8, 2023, the Company announced that the Board of Directors had authorized a share repurchase program of up to 500,000 shares of the Company’s common stock over a two-year period. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Board of Directors. During the year ended December 31, 2024, the Company repurchased 9,222 shares of common stock at an average price of $8.70 per share under this program.

On February 19, 2025, the Company announced that the Board of Directors had authorized an extension of its previously announced share repurchase program for an additional year through February 8, 2026. Common shares available for share repurchase under this program totaled 423,079 on December 31, 2024.

Additionally, we do, from time to time, purchase shares to enable employees to satisfy their tax obligations related to the vesting of restricted stock, in accordance with the provisions of the Company’s Stock Incentive Plan, as amended. During 2024, the Company did not purchase any shares to satisfy such employee tax obligations.

A summary of our common stock repurchased during the quarter ended December 31, 2024 is set forth in the following table:

Period	Total Number of Shares Purchased (1)	Average Price per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (1)
October 1, 2024 — October 31, 2024	—	$—	—	423,079
November 1, 2024 — November 30, 2024	—	$—	—	423,079
December 1, 2024 — December 31, 2024	—	$—	—	423,079

Total	—	$—	—	423,079

(1)	The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2024.

In October 2018, the Board of Directors of the Company approved the Mastech Digital, Inc. 2019 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is intended to meet the requirements of Section 423 of the Code and required the approval of the Company’s shareholders to be qualified under Section 423 of the Code. On May 15, 2019, the Company’s shareholders approved the Stock Purchase Plan. Under the Stock Purchase Plan, 600,000 shares of common stock (subject to adjustment upon certain changes in the Company’s capitalization) are available for purchase by eligible employees who become participants in the Stock Purchase Plan. The purchase price per share is 85% of the lesser of (i) the fair market value per share of common stock on the first day of the offering period, or (ii) the fair market value per share of common stock on the last day of the offering period. For the year ended December 31, 2024 and December 31, 2023, stock purchases under the Stock Purchase Plan totaled 34,860 and 25,646 shares at an average purchase price of $6.40 and $8.03, respectively. At December 31, 2024, there were 432,059 shares available for purchases under the Plan.

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

Economic Trends and Outlook

Generally, our business outlook is highly correlated to general North American economic conditions, particularly with respect to our IT Staffing Services segment. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing global economy, demand for our services tends to decline. With economic expansion in 2010 through 2019 activity levels improved. However, as economic conditions strengthened, we experienced increased tightness in the supply side (skilled IT professionals) of our businesses. These supply-side challenges pressured resource costs and to some extent gross margins. As we entered 2020, we were encouraged by continued growth in the domestic job markets and expanding U.S. and global economies. However, with the COVID-19 pandemic surfacing in the first quarter of 2020, we realized that economic growth would quickly turn into recessionary conditions, which had a material impact on activity levels in both of our business segments. In 2021, we were encouraged by the global roll-out of vaccination programs and signs of economic improvement, however, the proliferation of COVID-19 variants caused some uncertainty and disruption in the global markets. In 2022 and 2023, COVID-19-related concerns seemed to subside, however, increased inflation, challenges in the financial sector related to increasing interest rates, and concerns about a possible recession created much uncertainty and impacted demand for our services in the second half of 2022 and the entire year of 2023. In 2024, economic conditions in North America improved over the course of the year as job market growth and inflationary outlooks showed positive signs of improvement. As we enter 2025, a new level of uncertainty and caution has returned to the marketplace, largely related to unknowns with respect to the incoming administration and the impact of the policies it is adopting. Currently, it is difficult to predict how market conditions are going to unfold over the course of 2025 and beyond.

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

Recent growth in advanced technologies (social, cloud, data, analytics, mobility, automation) is providing opportunities within our IT Staffing Services segment. However, supply side challenges have proven to be acute with respect to many of these technologies.

Results of Operations

We operate and report our business in two reporting segments — Data and Analytics Services and IT Staffing Services.

Below is a tabular presentation of revenues and gross profit margins by segment for the periods discussed:

Revenues & Gross Margin by Segment

(Revenues in millions)

	Years Ended December 31,
Revenues	2024	2023	2022
Data and Analytics Services	$36.6	$34.4	$40.6
IT Staffing Services	162.3	166.7	201.6

Total Revenues	$198.9	$201.1	$242.2

Gross Margin %
Data and Analytics Services	49.1%	43.5%	41.5%
IT Staffing Services	23.2%	21.6%	23.0%

Total Gross Margin %	27.9%	25.4%	26.1%

Below is a tabular presentation of operating expenses by sales and marketing, operations, general and administrative, amortization of acquired intangible assets, employment-related claim, net of recoveries, goodwill impairment, severance expense and a cybersecurity breach for the periods discussed:

Selling, General & Administrative (“SG&A”) Expense Details

(Amounts in millions)

	Years Ended December 31,
Selling, General & Administrative Expenses	2024	2023	2022
Data and Analytics Services Segment
Sales and Marketing	$7.3	$6.5	$5.9
Operations	0.7	1.3	2.3
General & Administrative	6.7	8.9	5.4

Subtotal Data and Analytics Services	$14.7	$16.7	$13.6

IT Staffing Services Segment
Sales and Marketing	$9.1	$8.3	$9.5
Operations	8.8	8.6	11.0
General & Administrative	14.4	13.1	12.5

Subtotal IT Staffing Services	$32.3	$30.0	$33.0

Amortization of Acquired Intangible Assets	$2.7	$2.8	$3.0
Employment-related Claim, net of Recoveries	—	3.1	—
Goodwill Impairment	—	5.3	—
Severance Expense	2.1	2.4	1.0
Cybersecurity Breach	—	—	0.4

Total SG&A Expenses	$51.8	$60.3	$51.0

2024 Compared to 2023

Revenues

Revenues for the year ended December 31, 2024 totaled $198.9 million, compared to $201.1 million for the year ended December 31, 2023. This 1.1% decline in total revenues reflected an increase in revenues of 6.6% in our Data and Analytics Services segment and a 2.6% revenue decrease in our IT Staffing Services segment. Both segments showed revenue run-rate improvements when comparing the fourth quarter of 2024 to the fourth quarter of 2023.

Our Data and Analytics Services segment’s 2024 revenues increased to $36.6 million from $34.4 million in 2023. This increase was largely due to an increase in client spending on existing projects and a strong bookings performance in the fourth quarter of 2023. Bookings in 2024 totaled $41 million, in-line with full year 2023’s bookings performance.

Our IT Staffing Services segment’s 2024 revenues declined modestly, compared to 2023 revenues due to a lower average level of billable consultants during the first half of 2024 compared to the first half of 2023. However, we ended 2024 with 1,008 billable consultants, compared to 946 billable consultants at the end of 2023, an increase of 6.6%. Our average IT staffing bill rate for 2024 totaled $82.77 per hour compared to $78.84 per hour in 2023. This bill rate increase was due to higher rates on new assignments and was reflective of the type of skill sets that we deployed. Permanent placement / fee revenues totaled $0.9 million in 2024, compared to $0.8 million a year ago.

In 2024, we had two clients that exceeded 10% of total revenues (CGI = 14.5% and Allegis = 10.7%). In 2023, we had one client that exceeded 10% of total revenues (CGI = 22.5%). Our top ten clients represented 54% of total revenues in 2024 and 53% of total revenues in 2023. Additionally, our largest industry vertical, financial services, represented approximately 49% of total revenues in 2024, compared to approximately 50% in 2023.

Gross Margin

Gross profit increased to $55.6 million in 2024, compared to $51.0 million in 2023, an increase of 8.9% on a year-over-basis. Gross profit as a percentage of revenue totaled 27.9% in 2024, compared to 25.4% in 2023.

Gross margins from our Data and Analytics Services segment in 2024 were 49.1%, which was 560-basis points higher than the 43.5% gross margins that we achieved in 2023. The increase reflected higher utilization and improved delivery efficiencies during 2024 when compared to 2023.

Gross margins in our IT Staffing Services segment were 23.2% in 2024, compared to 21.6% in 2023. This 160-basis point increase was due to higher gross margins on new assignments and favorable medical claim experience related to our self-insured program during 2024 when compared to 2023.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in 2024 totaled $51.8 million and represented 26.0% of total revenues, compared to $60.3 million or 30.0% of revenues in 2023. When excluding the amortization of acquired intangible assets and severance expenses in 2024, and the amortization of acquired intangible assets, severance expenses, an employment-related claim, net of recoveries, and goodwill impairment in 2023, the adjusted SG&A expenses related to operations as a percentage of revenues was 23.6% in 2024 versus 23.2% in 2023. The increase in SG&A as a percentage of revenues, excluding these items mentioned above, was largely due to higher sales expense in both business segments, partially offset by lower general and administrative expenses.

Fluctuations within SG&A expense components during 2024 compared to 2023 included the following:

•

Sales expense was $1.6 million higher in 2024 compared to the previous year. In the Data and Analytics Services segment, sales expense increased by $0.8 million due to an increase in marketing and event expenses and higher compensation expenses. IT staffing sales expense increased by $0.8 million due to higher commissions and bonus expense of $0.5 million and higher variable expense items due to increased activity levels in 2024.

•

Operations expense decreased by $0.4 million compared to 2023. In our Data and Analytics Services segment, operations expense decreased by $0.6 million due to lower staff headcount. Operations expense in our IT Staffing Services segment increased $0.2 million in 2024, due to higher commission expenses largely during the second half of the year.

•

General & administrative expenses decreased by $0.9 million in 2024 compared to 2023. Our Data and Analytics Services segment was responsible for $2.2 million of this decline due to lower executive leadership staff and professional services expense related to an employment-related claim in 2023. The IT Staffing Services segment had higher general and administrative expenses in 2024 of $1.3 million compared to 2023, largely due to strategic consulting expenses related to our Primentor agreement and higher bonus expenses.

•	Amortization of acquired intangible assets was $2.7 million in 2024 versus $2.8 million in 2023, as a portion of our intangible assets became fully amortized in 2024.

•	Severance expense totaled $2.1 million in 2024 versus $2.4 million in 2023. Severance in both years largely related to executive leadership departures.

•	An employment-related claim expense, net of recoveries, totaled $3.1 million in 2023, compared to no expense in 2024.

•	A goodwill impairment charge totaled $5.3 million in 2023, compared to no impairment charge in 2024. The 2023 charge pertained to our Data and Analytics Services segment.

Other Income / (Expense) Components

In 2024, other income / (expense) consisted of net interest income of $606,000 and foreign exchange gains of $27,000. In 2023, other income / (expense) consisted of interest income of $319,000 and foreign exchange losses of ($75,000). The increase in interest income was due to a higher balance of cash on hand in 2024 compared to 2023, partially offset by interest rate reductions in 2024. Net foreign exchange gains (losses) in 2024 compared to 2023 reflected exchange rate variations between the Indian rupee and the Canadian dollar compared to the U.S. dollar.

Income Tax Expense

Income tax expense (benefit) for 2024 was $1.0 million and represented an effective tax rate on pre-tax income of 23.1%, compared to ($1.9 million) in 2023, which represented an effective tax rate on pre-tax (loss) of (21.0%). The 2024 effective tax rate compared to 2023 reflected a worthless stock deduction recognized on the dissolution of our Singapore entity in 2024.

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

Our IT Staffing Services segment’s revenue decline was due to lower demand for our services as clients took a more conservative posture on spending, largely due to economic headwinds. Accordingly, our consultants-on-billing declined by 262-consultants in 2023 compared to a 53-consultant decrease in 2022. We ended 2023 with 946 consultants-on billing versus 1,208 consultants-on-billing at year-end 2022. Our average IT staffing bill rate for 2023 totaled $78.84 per hour compared to $80.64 per hour in 2022. This bill rate decline was due to lower rates on new assignments and was reflective of the type of skill sets that we deployed. Permanent placement / fee revenues totaled $0.8 million in 2023, compared to $2.1 million a year ago.

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

Gross margins from our Data and Analytics Services segment were 43.5%, which was 200-basis points higher than the 41.5% gross margins that we experienced in 2022. The increase largely reflected higher utilization in the 2023 period.

Gross margins in our IT Staffing Services segment were 21.6% in 2023, compared to 23.0% in 2022. This 140-basis point decline was due to lower permanent placement revenues in 2023 (80-basis point impact on gross margins) and higher medical claims related to our self-insured program in 2023 compared to 2022.

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

•	Amortization of acquired intangible assets was $2.8 million in 2023 versus $3.0 million in 2022. The decline reflected certain intangible assets being fully amortized prior to 2023.

•	An employment-related claim expense, net of recoveries, totaled $3.1 million in 2023, compared to no expense in 2022.

•	A goodwill impairment charge totaled $5.3 million in 2023, compared to no impairment charge in 2022. The 2023 charge pertained to our Data and Analytics Services segment.

•	Severance expense totaled $2.4 million in 2023, compared to $1.0 million in 2022. Severance in both years largely related to executive leadership departures in our Data and Analytics Services segment.

•	Cybersecurity breach expenses totaled $0.4 million in 2022, compared to no expense in 2023.

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

Income Tax Expense

Income tax expense (benefit) for 2023 was ($1.9 million) and represented an effective tax rate on pre-tax (loss) of (21.0%), compared to $3.8 million in 2022, which represented an effective tax rate on pre-tax income of 30.3%. The unfavorable 2023 effective tax rate was largely due to shortfalls in expected tax benefits on stock options and state income taxes.

Liquidity and Capital Resources

Financial Conditions and Liquidity

On December 31, 2024, we had cash balances on hand of $27.7 million, no bank debt outstanding and approximately $22.6 million of borrowing capacity under our existing credit facility.

Historically, we have funded our business needs with cash generation from operating activities. In the data and analytics services and IT staffing services industries, investment in operating working capital levels (defined as current assets excluding cash and cash equivalents minus current liabilities, excluding short-term borrowings) is a significant use of cash. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash preservation. Our accounts receivable “days sales outstanding” measurement (“DSO”) at year-end 2024 improved to 52-days compared to 53-days at year-end 2023.

Cash provided by operating activities, our cash and cash equivalent balances on hand at December 31, 2024 and current availability under our existing credit facility are expected to be adequate to fund our business needs over the next 12 months, including our share repurchase program, which was extended by our Board of Directors through February 8, 2026, but excluding any major acquisition-related activities.

Below is a tabular presentation of cash flow activities for the periods discussed:

	Years Ended December 31,
Cash Flows Activities	2024	2023	2022
	(Amounts in millions)
Operating activities	$7.2	$16.0	$12.6
Investing activities	(0.9)	(0.2)	(0.8)
Financing activities	0.7	(1.6)	(10.4)

Operating Activities

Cash provided by (used in) operating activities for the years ended December 31, 2024, 2023 and 2022 totaled $7.2 million, $16.0 million and $12.6 million, respectively. In 2024, cash flows from operating activities included net income of $3.4 million, non-cash charges of $6.1 million and an increase in operating working capital of ($2.3 million). In 2023, cash flows from operating activities included a net (loss) of ($7.1 million), non-cash charges of $10.6 million and decreases in operating working capital of $12.5 million. In 2022, cash flows from operating activities included net income of $8.7 million, non-cash charges of $6.8 million and increases in operating working capital of ($2.9 million). The 2024 increase in operating working capital reflected higher activities levels as accounts receivable and prepaid expenses increased. The 2023 reduction in operating working capital was due to lower accounts receivable, reflecting significant revenue declines during the year. The 2022 increase in operating capital largely reflected a $2.3 million repayment of the COVID-19 payroll tax deferment program.

We would expect operating working capital levels to increase should revenue grow in 2025. Accordingly, an increase in operating working capital would result in a reduction in cash generated from operating activities. We believe that DSOs are currently at the lower range of our expectations and will likely increase marginally should our data and analytics services revenues grow disproportionately to our total revenues, as solution businesses generally experience a higher DSO measurement than IT staffing organizations.

Investing Activities

Cash (used in) investing activities for the years ended December 31, 2024, 2023 and 2022 totaled ($0.9 million), ($0.2 million) and ($0.8 million), respectively. In 2024, cash (used in) investing activities consisted entirely of capital expenditures – largely computer equipment and cyber-security related expenditures. In 2023, cash (used in) investing activities consisted of ($0.3 million) of capital expenditures and a $0.1 million recovery of non-current office lease deposits. In 2022, cash (used in) investing activities consisted of ($0.8 million) of capital expenditures, primarily related to system upgrade expenditures.

Financing Activities

In 2024, cash provided by financing activities totaled $0.7 million and included $0.2 million of proceeds from the issuance of common shares under our employee stock purchase plan and $0.5 million of proceeds from the exercise of stock options, partially offset by the repurchase of common stock under the Company’s share repurchase program. In 2023, cash (used in) financing activities totaled ($1.6 million) and included ($1.1 million) of debt repayments, ($0.6 million) of common stock repurchases, partially offset by proceeds from our issuance of common shares under our employee stock purchase plan. In 2022, cash (used in) financing activities totaled ($10.4 million) and included debt repayments of ($12.0 million) partially offset by proceeds from the exercise of stock options and the issuance of common stock related to the Company’s employee stock purchase plan of $1.6 million.

2024 Primentor, Inc. Consulting Agreement

On January 12, 2024, the Company entered into a consulting agreement with Primentor, Inc. to provide strategic advisory and management consulting services, as well as any other business and organizational strategy services as the Board of Directors of the Company may reasonably request from time to time. During 2024, the Company incurred consulting expenses of approximately $1.1 million related to these services. In 2025 and 2026, the Company expects to pay Primentor approximately $0.4 million and $0.2 million, respectively.

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

2025 Finance and Accounting Functions to be Transitioned to India from the U.S.

During the first quarter of 2025, the Board of Directors made the decision to implement a long-term cost-cutting initiative to transition the Company’s finance and accounting functions to India. During 2025, the Company expects to incur additional costs related to the duplication of resources and travel expenses during the training and knowledge transfer process. This estimated additional expense is expected to range from $500,000 to $750,000 during the transition period. Additionally, the Company expects to pay approximately $1.3 million of severance expense related to this matter.

Post-transition cost savings are expected to be approximately $1.2 million annually.

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

In certain situations, related to client direct hire assignments where the Company’s fee is contingent upon the hired resources’ continued employment with the client, revenue is not fully recognized until such employment conditions are satisfied.

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

Accounts receivables are reviewed periodically to determine the probability of loss. The Company records an allowance for credit losses when it is probable that the related receivable balance will not be collected based on historical collection experience, client-specific collection issues, and other matters the Company identifies in its collection monitoring.

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

In 2024, 2023 and 2022, we performed quantitative impairment tests related to our IT Staffing Services segment, which includes our June 2015 acquisition of Hudson Global Resources Management, Inc.’s U.S. IT staffing business (“Hudson IT”). The results of each of these testing’s indicated no impairment associated with the carrying amount of goodwill.

Additionally in 2024, 2023 and 2022, we performed quantitative impairment tests related to our Data and Analytics Services segment which includes the July 2017 acquisition of InfoTrellis and the October 2020 acquisition of AmberLeaf. The results of the 2024 and 2022 testing’s indicated no impairment associated with the carrying amount of goodwill. On October 1, 2023, our annual impairment testing date, we did not identify an impairment. However, due to a triggering event in the fourth quarter related to declining revenue trends and lower future revenue projections, our December 31, 2023 testing results indicated impairment associated with the carrying amount of goodwill of $5.3 million. Accordingly, this goodwill impairment charge is reflected in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations in Item 8, herein.

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

Management determines the Company’s income tax provision using the asset and liability method. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. The Company evaluates its deferred tax assets and records a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company provided a valuation allowance of $452,000 and $628,000, respectively, related to the uncertainty of the realization of foreign net operating losses (“NOL”).

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

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained under audit. As of December 31, 2024 and 2023, there were no uncertain tax positions for which a reserve or liability is necessary.

Foreign Currency Translation

The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s subsidiary in Canada is the U.S. dollar because the majority of its revenue is denominated in U.S. dollars. The functional currency of the Company’s Indian and European subsidiaries is their local currency. The results of operations of the Company’s Indian and European subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian and European subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Consolidated Statements of Operations. Foreign exchange gains / (losses) in 2024 totaled $27,000; in 2023 we incurred losses of ($75,000) and we incurred $650,000 foreign exchange gains in 2022.

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

Interest Rates

At December 31, 2024, we had no outstanding borrowings under our Credit Agreement with PNC Bank and certain other financial institution lenders (the “Credit Agreement”) — Refer to Note 5 — “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8 herein. A hypothetical 10% increase in interest rates would have no impact on our annual interest expense. As of December 31, 2024, the Company has no interest-rate hedge vehicles outstanding.

Currency Fluctuations

The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s subsidiary in Canada is the U.S. dollar because the majority of its revenue is denominated in U.S. dollars. The functional currency of the Company’s Indian and European subsidiaries is their local currency. The results of operations of the Company’s Indian and European subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian and European subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Consolidated Statements of Operations. A hypothetical 10% increase or decrease in overall foreign currency rates in 2024 would not have a material impact on our consolidated financial statements. As our international operations grow, we will continue to evaluate and reassess our approach to managing the risks relating to fluctuations in currency rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are filed as part of this Annual Report on Form 10-K. See Index to Consolidated Financial Statements on page 48 of this Annual Report on Form 10-K.

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

The Company’s Consolidated Financial Statements for the year ended December 31, 2024 have been audited by UHY LLP, an Independent Registered Public Accounting Firm. The Audit opinion is on page 49 of this Annual Report on Form 10-K.

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

Nirav Patel

President and Chief Executive Officer

John J. Cronin, Jr.

Chief Financial Officer

MASTECH DIGITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Mastech Digital, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mastech Digital, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and Schedule II, Valuation and Qualifying Accounts listed in the index at item 15(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mastech Digital, Inc. and Subsidiaries at December 31, 2024 and 2023, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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

Critical Audit Matter – Valuation of Goodwill
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company evaluates goodwill for impairment on an annual basis as of October 1 or more frequently if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The goodwill balance as of December 31, 2024, was $27.2 million. The Company considers potential impairment by comparing the fair value of a reporting unit to its carrying value. Fair value is estimated by management using a discounted cash flow model.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures performed to evaluate the reasonableness of management’s estimates and assumptions included assessing the methodologies used by the Company and testing the significant assumptions used in the quantitative models. We compared current and prior year forecasts prepared by management to historical revenue and gross profit to evaluate the reasonableness of the assumptions and to evaluate management’s ability to accurately forecast future revenue and gross profit. We evaluated historical trends in assessing the reasonableness of growth rate assumptions and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in these assumptions. We performed procedures to verify the mathematical accuracy of the calculations used by management. We involved our valuation specialists to assist us in identifying the significant assumptions underlying the models, assessing the rationale and supporting documents related to these assumptions, and determining the appropriateness and reasonableness of the methodologies employed. Furthermore, we assessed the appropriateness of the disclosures in the financial statements.
/s/ UHY LLP
We have served as the Company’s auditor since 2008.
Farmington Hills, Michigan
March 14, 2025

MASTECH DIGITAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	At December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$27,742	$21,147
Accounts receivable, net of allowance for credit losses of $ 311 in 2024 and $ 528 in 2023	23,845	22,556
Unbilled receivables	7,598	7,259
Prepaid and other current assets	7,020	5,501

Total current assets	66,205	56,463
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	3,671	3,012
Enterprise software	4,185	4,185
Leasehold improvements	742	753

	8,598	7,950
Less – accumulated depreciation and amortization	(6,600)	(6,037)

Net equipment, enterprise software, and leasehold improvements	1,998	1,913
Operating lease right-of-use assets, net	3,832	5,106
Deferred income taxes	1,298	793
Deferred financing costs, net	189	284
Non-current deposits	444	457
Goodwill, net of impairment	27,210	27,210
Intangible assets, net of amortization	10,308	13,001

Total assets	$111,484	$105,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,683	$4,659
Accrued payroll and related costs	13,750	12,354
Current portion of operating lease liability	1,265	1,236
Other accrued liabilities	550	938
Deferred revenue	329	684

Total current liabilities	20,577	19,871

Long-term liabilities:
Long-term operating lease liability, less current portion	2,486	3,843
Long-term accrued income taxes	—	69
Long-term severance liability	987	—

Total liabilities	24,050	23,783
Commitments and contingent liabilities (Note 8)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $ . 01 ; 100,000,000 shares authorized and 13,444,712 shares issued as of December 31, 2024 and 13,312,568 shares issued as of December 31, 2023	135	133
Additional paid-in-capital	38,277	35,345
Retained earnings	55,817	52,415
Accumulated other comprehensive income (loss)	(1,910)	(1,644)
Treasury stock, at cost; 1,723,341 shares as of December 31, 2024 and 1,714,119 as of December 31, 2023	(4,885)	(4,805)

Total shareholders’ equity	87,434	81,444

Total liabilities and shareholders’ equity	$111,484	$105,227

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Revenues	$198,943	$201,098	$242,238
Cost of revenues	143,346	150,062	179,055

Gross profit	55,597	51,036	63,183
Selling, general and administrative expenses:
Operating expenses	51,806	51,911	50,984
Impairment of goodwill	—	5,300	—
Employment-related claim, net of recoveries	—	3,100	—

Total selling, general and administrative expenses	51,806	60,311	50,984

Income (loss) from operations	3,791	(9,275)	12,199
Interest income (expense), net	606	319	(358)
Other income (expense), net	27	(75)	650

Income (loss) before income taxes	4,424	(9,031)	12,491
Income tax expense (benefit)	1,022	(1,893)	3,779

Net income (loss)	$3,402	$(7,138)	$8,712

Earnings (Loss) Per Share:
Basic	$.29	$(.61)	$.75

Diluted	$.28	$(.61)	$.72

Weighted average common shares outstanding:
Basic	11,669	11,613	11,588

Diluted	12,014	11,613	12,077

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income (loss)	$3,402	$(7,138)	$8,712
Other comprehensive income (loss):
Foreign currency translation adjustments	(266)	(89)	(948)

Total pretax net unrealized (loss)	(266)	(89)	(948)

Total other comprehensive (loss), net of taxes	(266)	(89)	(948)

Total comprehensive income (loss)	$3,136	$(7,227)	$7,764

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balances, December 31, 2021	$131	$28,250	$50,841	$(4,187)	$(607)	$74,428
Net income	—	—	8,712	—	—	8,712
Employee common stock purchases	—	263	—	—	—	263
Other comprehensive (loss), net of taxes	—	—	—	—	(948)	(948)
Stock-based compensation expense	—	2,225	—	—	—	2,225
Stock options exercised	2	1,321	—	—	—	1,323

Balances, December 31, 2022	$133	$32,059	$59,553	$(4,187)	$(1,555)	$86,003

Net (loss)	—	—	(7,138)	—	—	(7,138)
Employee common stock purchases	—	204	—	—	—	204
Other comprehensive (loss), net of taxes	—	—	—	—	(89)	(89)
Stock-based compensation expense	—	3,082	—	—	—	3,082
Purchase of treasury stock	—	—	—	(618)	—	(618)

Balances, December 31, 2023	$133	$35,345	$52,415	$(4,805)	$(1,644)	$81,444

Net income (loss)	—	—	3,402	—	—	3,402
Employee common stock purchases	—	223	—	—	—	223
Other comprehensive (loss), net of taxes	—	—	—	—	(266)	(266)
Stock-based compensation expense	—	2,200	—	—	—	2,200
Stock options exercised	2	509	—	—	—	511
Purchase of treasury stock	—	—	—	(80)	—	(80)

Balances, December 31, 2024	$135	$38,277	$55,817	$(4,885)	$(1,910)	$87,434

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$3,402	$(7,138)	$8,712
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,499	3,855	4,195
Bad debt expense	(217)	(30)	50
Interest amortization of deferred financing costs	95	73	73
Stock-based compensation expense	2,200	3,082	2,225
Deferred income taxes, net	(509)	(1,714)	655
Impairment of goodwill	—	5,300	—
Operating lease assets and liabilities, net	46	75	(379)
Loss on disposition of fixed assets	24	1	—
Long-term severance liability	987	—	—
Long-term accrued income taxes	(69)	(36)	(20)
Working capital items:
Accounts receivable and unbilled receivables	(1,411)	12,537	1,021
Prepaid and other current assets	(1,605)	(1,718)	95
Accounts payable	39	186	(479)
Accrued payroll and related costs	1,452	1,276	(3,155)
Other accrued liabilities	(386)	(248)	(41)
Deferred revenue	(355)	477	(337)

Net cash flows provided by operating activities	7,192	15,978	12,615

INVESTING ACTIVITIES:
Recovery of (payments for) non-current deposits	—	119	17
Capital expenditures	(941)	(335)	(835)

Net cash flows (used in) investing activities	(941)	(216)	(818)

FINANCING ACTIVITIES:
(Repayments) on term loan facility	—	(1,100)	(12,000)
Proceeds from the issuance of common stock	223	204	263
Purchase of treasury stock	(80)	(618)	—
Payment of deferred financing costs	—	(64)	—
Proceeds from the exercise of stock options	511	—	1,323

Net cash flows provided by (used in) financing activities	654	(1,578)	(10,414)

Effect of exchange rate changes on cash and cash equivalents	(310)	(94)	(948)

Net change in cash and cash equivalents	6,595	14,090	435
Cash and cash equivalents, beginning of period	21,147	7,057	6,622

Cash and cash equivalents, end of period	$27,742	$21,147	$7,057

SUPPLEMENTAL DISCLOSURE:
Cash payments for interest expense	$—	$43	$324

Cash payments for income taxes	$2,227	$1,356	$2,164

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:
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
COVID-19
related concerns have been less impactful on our business in 2022 through 2024. Still, the proliferation of
COVID-19
variants have caused some uncertainty and could continue to disrupt global markets in 2025 and beyond.
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
A reconciliation of the beginning and ending amounts of allowance for credit losses for the three years ended December 31, 2024 is as follows:

	Balance at beginning of period	Charged to expense (credited)	Recoveries/ (Write- offs)	Balance at end of period
	(Amounts in thousands)
Year ended December 31, 2024	$528	$(217)	$—	$311
Year ended December 31, 2023	444	(30)	114	528
Year ended December 31, 2022	375	50	19	444
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
The Company capitalized approximately $
1.0
 million in 2021 and $
0.3
 million in 2022 related to an expanded implementation of its enterprise software application to its Data and Analytics business segment, which was placed in service on April 1, 2022. The Company started amortizing these costs commencing with their go-live
implementation dates.
Depreciation and amortization expense related to fixed assets totaled $
806,000
, $
1,083,000
and $
1,208,000
for the years ended December 31, 2024, 2023 and 2022, respectively.
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
In 2024, 2023 and 2022, we performed quantitative impairment tests related to our IT Staffing Services segment, which includes the June 2015 acquisition of Hudson Global Resources Management, Inc.’s U.S. IT staffing business (“Hudson IT”). The results of each of these testing’s indicated no impairment associated with the carrying amount of goodwill.
In 2024, 2023 and 2022, we performed quantitative impairment tests related to our Data and Analytics Services segment which includes the July 2017 acquisition of InfoTrellis and the October 2020 acquisition of

AmberLeaf. The results of these 2024 and 2022 testing’s indicated no impairment associated with the carrying amount of goodwill. On October 1, 2023, our annual impairment testing date, we did not identify an impairment. However, due to a triggering event in the fourth quarter related to declining revenue trends and lower future revenue projections, our December 31, 2023 testing results indicated impairment associated with the carrying amount of goodwill of $5.3 million. Accordingly, this goodwill impairment charge is reflected in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations in Item 8, herein.
Business Combinations
The Company accounts for acquisitions in accordance with guidance found in ASC 805,
Business Combinations
(“
ASC
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
Management determines the Company’s income tax provision using the asset and liability method. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. The Company evaluates its deferred tax assets and records a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2024, 2023 and 2022, the Company provided a valuation allowance of $
452,000
, $
628,000
and $
559,000
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
The Company accounts for uncertain tax positions in accordance with ASC Topic
740-10,
“
Accounting for Uncertainty in Income Taxes
”. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained under audit. As of December 31, 2024 and 2023, there were no uncertain tax positions for which a reserve or liability is necessary.
The income tax returns of the Company’s Canadian subsidiary for 2018 and 2019 were audited by the Canadian taxing authorities. The completion of this audit occurred in 2024, with no adjustment to our original filing.
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
The Company’s President and Chief Executive Officer (“CEO”) regularly reviews financial information by reporting segment to make operating decisions. Significant financial metrics that are regularly reviewed for each reportable business segment include revenues, gross margin percent, operating income and segment expenses which are classified as selling & marketing, operations, and general & administrative. Other segment items that are not allocated to a reportable business segment include amortization, interest income/expense, foreign exchange gains/losses, severance, litigation settlements and other infrequent income/expense items.
Monthly revenue amounts by reportable business segment are reviewed by the CEO to evaluate when additional investments are needed. In addition, gross margin percent is used to evaluate operating efficiency which largely determines resource allocations for billable consultant hiring decisions. Finally, segment operating income is used to assess overall performance by each business segment.
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
Stock-Based Compensation
In 2008, the Company adopted a Stock Incentive Plan (as amended and restated to date, the “Plan”) which provides that up to 5,400,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options are granted at an exercise price equal to the closing share price of the Company’s common stock at the grant date and generally vest over a three
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
On December 10, 2024, the Board approved and adopted the 2024 Inducement Stock Incentive Plan, and subject to the adjustment provisions of the 2024 Inducement Stock Incentive Plan, reserved 1,500,000 shares of Common Stock for issuance of awards under the 2024 Inducement Stock Incentive Plan. The 2024 Inducement Stock Incentive Plan was approved and adopted without shareholder approval pursuant to NYSE American Company Guide Rule 711. The 2024 Inducement Stock Incentive Plan provides for grants of non-qualified stock options, restricted stock awards, stock awards, performance share awards and other stock-based awards (each, an “Inducement Award”). Each Inducement Award is intended to qualify as an employment inducement award under NYSE American Company Guide Rule 711(a). In accordance with NYSE American Company Guide Rule 711(a), the 2024 Inducement Stock Incentive Plan will be used exclusively for the grant of equity awards to individuals who were not previously employees or directors of the Company, or following a bona fide period of non-employment, as
an inducement material to entering into employment with the Company.
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
Treasury Stock
On February 8, 2023, the Company announced that the Board of Directors authorized a share repurchase program of up to 500,000 shares of the Company’s common stock over a two-year
period. On February 19, 2025, the Company announced that the Board of Directors had authorized an extension of its previously announced share repurchase program for an additional year through February 8, 2026. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Board of Directors. During 2024, the Company repurchased 9,222 shares of common stock at an average price of $8.70 per share under this program. During 2023, the Company repurchased 67,699 shares of common stock at an average price of $9.10 per share under this program. Additionally, the Company makes stock purchases from time to time to satisfy employee tax obligations related to its Stock Incentive Plan. During 2024 and 2023, the Company did not purchase any shares to satisfy such employee tax obligations.
At December 31, 2024, the Company held 1.7 million shares in its treasury at a cost of approximately $4.9 million. At December 31, 2023, the Company held 1.7 million shares in its treasury at a cost of approximately $4.8 million.
Comprehensive Income (Loss)
Comprehensive income (loss) as presented in the Consolidated Statements of Comprehensive Income (Loss) consists of net income (loss) and foreign currency translation adjustments.
Foreign Currency Translation
The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s subsidiary in Canada is the U.S. dollar because the majority of its revenue is denominated in U.S. dollars. The functional currency of the Company’s Indian and European subsidiaries is their local currency. The results of operations of the Company’s Indian and European subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian and European subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Consolidated Statements of Operations. Foreign exchange gains of $650,000 in 2022 were primarily due to exchange rate variations between the Indian rupee and the U.S. dollar. Foreign exchange gains and losses were not material in 2024 and 2023.
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

Recently Issued Accounting Standards
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU
2023-07,
“Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosure of incremental segment information on an annual and interim basis. Additional disclosures include significant segment expenses that are part of segment profit or loss; the title and position of the chief operating decision maker; and how the chief operating decision maker uses segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in this ASU are effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU on January 1, 2024. The impact was expanded disclosures as
reflected in Note 16.
Recent Accounting Pronouncements not yet adopted
In December 2023, the FASB issued ASU
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
In November 2024, the FASB issued ASU
2024-03,
“Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic
220-40):
Disaggregation of Income Statement Expenses”. The amendments in this ASU require more detailed disclosures about an entity’s business expenses. Additional interim and annual reporting disclosures in the notes to financial statements include the amounts of inventory purchases, employee compensation, depreciation, amortization of intangible assets and a qualitative description of amounts that are not separately disclosed. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect this ASU to have a material impact on its financial statements.
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
The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Years Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Data and Analytics Services Segment
Time-and-material Contracts	$24,485	$25,307	$26,911
Fixed-price Contracts	12,140	9,051	13,683

Subtotal Data and Analytics Services	$36,625	$34,358	$40,594

IT Staffing Services Segment
Time-and-material Contracts	$162,182	$166,740	$201,644
Fixed-price Contracts	136	—	—

Subtotal IT Staffing Services	$162,318	$166,740	$201,644

Total Revenues	$198,943	$201,098	$242,238

The Company had two clients (CGI = 14.5% and Allegis = 10.7%) that exceeded 10% of total revenues in 2024. In 2023 and 2022, the Company had one client (CGI = 22.5% and 22.2%, respectively) that exceeded 10% of total revenues. Additionally, CGI accounted for 27.0% and 27.0% of the Company’s accounts receivable balance at December 31, 2024 and 2023, respectively.

The Company’s top ten clients represented approximately 54%, 53% and 53% of total revenues in 2024, 2023 and 2022, respectively. The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Years Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
United States	$195,455	$197,246	$236,187
Canada	1,041	2,474	4,215
India and Other	2,447	1,378	1,836

Total	$198,943	$201,098	$242,238

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
The following table presents the Company’s net accounts receivable from customers, contract assets and contract liabilities:

	December 31,
	2024	2023
	(Amounts in thousands)
Receivables from contracts, beginning of year	$22,556	$33,603
Receivables from contracts, end of year	$23,845	$22,556
Contract assets, beginning of year	$7,259	$8,719
Contract assets, end of year	$7,598	$7,259
Contract liabilities, beginning of year	$684	$207
Contract liabilities, end of year	$329	$684
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

A reconciliation of the beginning and ending amounts of goodwill by operating segment for the three years ended December 31, 2024 is as follows:

	Years Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
IT Staffing Services:
Beginning balance	$8,427	$8,427	$8,427
Goodwill recorded	—	—	—
Impairment	—	—	—

Ending balance	$8,427	$8,427	$8,427

	Years Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Data and Analytics Services:
Beginning balance	$18,783	$24,083	$24,083
Goodwill recorded	—	—	—
Impairment	—	(5,300)	—

Ending balance	$18,783	$18,783	$24,083

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of December 31, 2024 and 2023:

	As of December 31, 2024
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$6,361	$1,638
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	11,413	8,228
Covenant-not-to-compete	5	1,201	1,135	66
Trade name	5	1,711	1,637	74
Technology	7	1,979	1,677	302

Total Intangible Assets		$33,099	$22,791	$10,308

	As of December 31, 2023
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$5,694	$2,305
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	9,776	9,865
Covenant-not-to-compete	5	1,201	1,047	154
Trade name	5	1,711	1,539	172
Technology	7	1,979	1,474	505

Total Intangible Assets		$33,099	$20,098	$13,001

Amortization expense for the three years ended December 31, 2024, 2023 and 2022 totaled $2.7 million, $2.8 million and $3.0 million, respectively and is included in selling, general and administrative expenses in the Consolidated Statement of Operations.
The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2025 through 2029 is as follows:

	Years Ended December 31,
	2025	2026	2027	2028	2029
	(Amounts in thousands)
Amortization expense	$2,553	$2,413	$2,025	$1,637	$1,000

4.	Cash and Cash Equivalents
The Company had cash and cash equivalents consisting of cash balances on hand and money market funds that totaled $27.7 million at December 31, 2024 and $21.1 million at December 31, 2023. There were no restrictions on the Company’s cash balances during the periods presented.

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

The Company pledged substantially all of its assets in support of the Credit Agreement. The Credit Agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the Credit Agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of December 31, 2024, the Company was in compliance with all applicable provisions of the Credit Agreement.
In connection with securing the commitments under the Credit Agreement and the April 20, 2018, October 1, 2020, December 29, 2021 and December 29, 2023 amendments to the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $1,039,000, which were capitalized and are being amortized as interest expense over the life of the Credit Facility. Deferred financing costs of $189,000 and $284,000 (net of amortization) as of December 31, 2024, and December 31, 2023, respectively, are presented as long-term assets in the Company’s Consolidated Balance Sheets.
As of December 31, 2024, and December 31, 2023, the Company’s outstanding borrowings under the Revolver totaled zero dollars; and unused borrowing capacity available was approximately $22.6 million and $22.5 million, respectively. There were no outstanding borrowings under the Term Loan at December 31, 2024, and December 31, 2023. On May 9, 2024, the Company issued two standby Letters of Credit for $162,000 each from PNC Bank to a Vietnam client to secure certain performance and advance payment guarantees made to the client on an existing fixed price Data and Analytics Services assignment. The letters of credit are scheduled to expire on March 21, 2026.

6.	Leases
The Company rents certain office facilities and equipment under noncancelable operating leases. As of December 31, 2024, approximately 93,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All of our leases are classified as operating leases. The average initial lease term is 4.4 years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from 1.7 to 4.8 years with a weighted average of 3.1 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
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
lease term. Variable costs, such as payments for insurance and tax payments, are expensed when the obligation for those payments is incurred.
The following table summarizes the balance sheet classification of the lease assets and related lease liabilities:

	December 31, 2024	December 31, 2023
	(in thousands)
Assets:
Long-term operating lease right-of-use assets	$3,832	$5,106

Liabilities:
Short-term operating lease liability	$1,265	$1,236
Long-term operating lease liability	2,486	3,843

Total Liabilities	$3,751	$5,079

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of December 31, 2024
(in thousands)
2025	$1,437
2026	1,436
2027	774
2028	259
2029	196
Thereafter	—

Total	$4,102
Less: Imputed interest	(351)

Present value of operating lease liabilities	$3,751

The weighted average discount rate used to calculate the present value of future lease payments was 5.5%.
We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the years ended December 31, 2024, 2023 and 2022 totaled $1.5 million, $1.7 million and $1.7 million, respectively.
Total cash paid for lease liabilities for the years ended December 31, 2024 totaled $1.5 million, $1.6 million and $1.7 million, respectively.
There were no new leases entered into during the year ended December 31, 2024. New leases entered into during the years ended December 31, 2023 and 2022 totaled $2.7 million and $0.5 million, respectively. New leases are considered non-cash
transactions.

7.	Long-Term Severance Liability
In December 2024, the Company recorded a $1.9 million liability based on the contractual terms of the severance agreement with its former President and Chief Executive Officer. As of December 31, 2024, $0.9 million is recorded in current liabilities and $1.0 million is recorded as a long-term liability in the Company’s Consolidated Balance Sheets.

8.	Commitment and Contingencies
In December 2022, the Company received a demand letter from the attorney of a former employee who resigned from his employment with the Company in November 2022. Among other allegations in the letter, this former employee asserted various employment-related claims against the Company, including a claim of wrongful termination. The Company settled this claim in 2023 and paid a $3.1 million settlement, net of recoveries, and incurred $0.9 million of professional service fees related to this matter. Both the professional services fees and the settlement amount, net of recoveries are included in Selling, General and Administrative expenses in the Consolidated Statement of Operations. There were no professional service fees related to this matter incurred in 2024.
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
hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. The Company did not provide for any matching contributions for the three years ended December 31, 2024.

10.	Stock-Based Compensation
Effective October 1, 2008, the Company adopted a Stock Incentive Plan which, as amended and restated (the “Plan”), provides that up to 5,400,000 shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance shares or stock awards. As of December 31, 2024, the Company had 4,405,000 outstanding and/or exercised stock options, 260,000 vested performance shares and 333,000 outstanding and/or released restricted stock units that were issued under the Plan. Thus, as of December 31, 2024, the Company has 402,000 shares available for future grants under the Plan.
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
Following is a summary of the Company’s stock option activity under the Plan for the three years ended December 31, 2024:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2021	2,041,000	$10.66
Granted	1,200,000	15.76
Exercised	(113,000)	11.73
Cancelled / forfeited	(802,000)	15.85

Outstanding at December 31, 2022	2,326,000	11.38
Granted	205,000	10.14
Exercised	—	—
Cancelled / forfeited	(434,000)	13.62

Outstanding at December 31, 2023	2,097,000	10.80
Granted	525,000	8.41
Exercised	(77,000)	6.59
Cancelled / forfeited	(125,000)	13.89

Outstanding at December 31, 2024	2,420,000	$10.25

As of December 31, 2024, the Company’s outstanding “in the money” stock options under the Plan, using the year-end
share price of $14.90 had an aggregate intrinsic value of $12.0 million. As of December 31, 2024, the intrinsic value of vested stock options under the Plan totaled $8.1 million. The total intrinsic value of options exercised under the Plan during 2024, 2023 and 2022 totaled $281,000, $0 and $777,000, respectively. The measurement date fair value of stock options vested under the Plan during 2024, 2023 and 2022 totaled $866,000, $245,000 and $653,000, respectively.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options under the Plan as of December 31, 2024:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $4.00	355,000	1.3	$3.56
$4.01 to $8.00	488,000	3.8	6.87
$8.01 to $12.00	605,000	9.2	8.41
$12.01 to $16.00	751,000	6.5	14.96
$16.01 to $20.00	221,000	6.8	17.51

	2,420,000	5.9	$10.25

Range of Exercise Prices:	Options Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $4.00	355,000	1.3	$3.56
$4.01 to $8.00	488,000	3.8	6.87
$8.01 to $12.00	20,000	9.0	8.43
$12.01 to $16.00	514,000	5.9	15.21
$16.01 to $20.00	168,000	6.8	17.51

	1,545,000	4.3	$10.07

Stock options of 525,000 units were issued under the Plan during the year ended December 31, 2024, of which 140,000 vest over a four-year period and 385,000 vest over a three-year period. Stock options of 205,000 units were issued under the Plan during the year ended December 31, 2023, of which 180,000 vest over a four-year period and 25,000 vest over a three-year period. Stock options of 1.2 million units were issued under the Plan during the year ended December 31, 2022, of which 900,000 vest over a four-year period and 300,000 vest over a three-year period. The Company used the following average assumptions with respect to the Black-Scholes option pricing model for Mastech Digital stock options issued under the Plan during 2024, 2023 and 2022.

	Years Ended December 31,
	2024	2023	2022
Stock option grants:
Weighted-average risk-free interest rate	4.1%	4.0%	2.7%
Weighted-average dividend yield	0.0%	0.0%	0.0%
Expected volatility	47.7%	63.0%	66.1%
Expected term (in years)	3.1	3.7	3.6
Weighted-average fair value	$3.08	$5.01	$7.83
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

Expected term
— Mastech Digital’s expected term was based on the exercise history of our employees and the vesting term of our stock options.
Following is a summary of Mastech’s restricted stock activity under the Plan for the three years ended December 31, 2024:

	Years Ended December 31,
	2024	2023	2022
Beginning outstanding balance	19,924	17,804	25,059
Awarded	40,130	19,924	13,979
Released	(34,730)	(17,804)	(21,234)
Forfeited	(7,403)	—	—

Ending outstanding balance	17,921	19,924	17,804

The aggregate intrinsic value of restricted stock units outstanding under the Plan at December 31, 2024 was $267,000. The total intrinsic value of restricted shares released under the Plan during 2024 totaled $396,000.
On December 10, 2024, the Board approved and adopted the 2024 Inducement Stock Incentive Plan, and subject to the adjustment provisions of the 2024 Inducement Stock Incentive Plan, reserved 1,500,000 shares of Common Stock for issuance of awards under the 2024 Inducement Stock Incentive Plan. The 2024 Inducement Stock Incentive Plan was approved and adopted without shareholder approval pursuant to NYSE American Company Guide Rule 711. The 2024 Inducement Stock Incentive Plan provides for grants of non-qualified stock
options, restricted stock awards, stock awards, performance share awards and other stock-based awards (each, an “Inducement Award”). Each Inducement Award is intended to qualify as an employment inducement award under NYSE American Company Guide Rule 711(a). In accordance with NYSE American Company Guide Rule 711(a), the 2024 Inducement Stock Incentive Plan will be used exclusively for the grant of equity awards to individuals who were not previously employees or directors of the Company, or following a bona fide period of non-employment, as
an inducement material to entering into employment with the Company. During 2024, no grants were made under the 2024 Inducement Stock Incentive Plan. The Company granted 702,358 stock options in January 2025 under the 2024 Inducement Stock Incentive Plan.
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
During the year ended December 31, 2024 and December 31, 2023, the Company issued 34,860 and 25,646 shares under the Stock Purchase Plan at an average share of $6.40 and $8.03, respectively. At December 31, 2024, there were 432,059 shares available for purchases under the Plan.
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
Stock-based compensation expense of $2.2 million, $3.1 million and $2.2 million was recognized in the Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022, respectively. The Company has recognized related tax benefits associated with its stock-based compensation arrangements for the years ended December 31, 2024, 2023, and 2022 of $528,000, $721,000, and $663,000, respectively. As of December 31, 2024, the total remaining unrecognized compensation expense related to non-vested
stock options totaled $3.1 million which will be amortized over the weighted-average remaining requisite service period of 1.6 years. The total remaining unrecognized compensation expense related to restricted stock units amounted to $22,000 which will be amortized over the weighted-average remaining requisite service period of 0.1 years.

11.	Income Taxes
The components of income before income taxes as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Income (loss) before income taxes:
Domestic	$1,556	$(6,222)	$13,892
Foreign	2,868	(2,809)	(1,401)

Income (loss) before income taxes	$4,424	$(9,031)	$12,491

The Company has foreign subsidiaries which generate revenues from foreign clients. Additionally, the Company has foreign subsidiaries which provide services to its U.S. operations. Accordingly, the Company allocates a portion of its income to these subsidiaries based on a “transfer pricing” model and reports such income as foreign in the above table.
The provision (benefit) for income taxes, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Current provision (benefit):
Federal	$672	$(473)	$2,293
State	93	(23)	653
Foreign	762	316	178

Total current provision (benefit)	1,527	(180)	3,124

Deferred provision (benefit):
Federal	(445)	(648)	678
State	(52)	(133)	162
Foreign	6	(1,001)	(433)

Total deferred provision (benefit)	(491)	(1,782)	407

Change in valuation allowance	(14)	69	248

Total provision (benefit) for income taxes	$1,022	$(1,893)	$3,779

The reconciliation of income taxes computed using our statutory U.S. income tax rate and the provision (benefit) for income taxes for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Years Ended December 31,
(Amounts in thousands)	2024		2023		2022
Income taxes computed at the federal statutory rate	$929	21.0%	$(1,897)	(21.0%)	$2,623	21.0%
State income taxes, net of federal tax benefit	21	0.5	(198)	(2.2)	804	6.4
Shortfalls in expected tax benefits from stock options/RSUs	102	2.3	220	2.4	56	0.5
Worthless stock deduction	(248)	(5.6)	—	—	—	—
Difference in tax rate on foreign earnings/other	232	5.2	(87)	(1.0)	48	0.4
Change in valuation allowance	(14)	(0.3)	69	0.8	248	2.0

	$1,022	23.1%	$(1,893)	(21.0%)	$3,779	30.3%

The components of the deferred tax assets and liabilities were as follows:

	At December 31,
	2024	2023
	(Amounts in thousands)
Deferred tax assets:
Allowance for credit losses	$100	$150
Accrued vacation and bonuses	403	437
Stock-based compensation expense	2,316	2,100
Acquisition-related transaction costs	455	471
Severance liabilities	448	—
Net operating losses	452	628
Other	157	—

Total deferred tax assets	4,331	3,786

Deferred tax liabilities:
Prepaid expenses	776	488
Depreciation, intangibles and contingent consideration	1,805	1,877

Total deferred tax liabilities	2,581	2,365
Valuation allowance	(452)	(628)

Net deferred tax asset (liability)	$1,298	$793

For the three years ending on December 31, 2024, the Company had no unrecognized tax benefits related to uncertain tax positions.
We evaluate deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. GAAP accounting guidance requires us to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative using a “more likely than not” standard. Our assessment considers, among other things, the nature of cumulative losses; forecast of future profitability; the duration of statutory carry-forward periods and tax planning alternatives. At December 31, 2024, our valuation allowance was comprised of net operating losses in Ireland and the United Kingdom totaled $452,000. During the quarter ended March 31, 2024, we secured a worthless stock deduction for our dissolved Singapore entity, which allowed us to recognize a current tax deduction during the 2024 period and, accordingly, we reversed $162,000 of our valuation allowance. At December 31, 2023 and 2022, our valuation allowance totaled $628,000 and $559,000, respectively, and was comprised of balances in Singapore, Ireland and the United Kingdom. Our valuation allowance reflects net operating losses which may not be realized in the future.

12.	Shareholders’ Equity
On February 8, 2023, the Company announced that the Board of Directors authorized a share repurchase program of up to 500,000 shares of the Company’s common stock over a two-year
period. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Board of Directors. During the year ending on December 31, 2024, the Company repurchased 9,222 shares of common stock at an average price of $8.70 per share under this program. On February 19, 2025, the Company announced that the Board of Directors had authorized an extension of its previously announced share repurchase program for an additional year through February 8, 2026. Common shares available for share repurchase under this program totaled 423,000 on December 31, 2024.
Additionally, the Company makes stock purchases from time to time to satisfy employee tax obligations related to its Stock Incentive Plan. The Company did not purchase any shares to satisfy employee tax obligations during the years ended December 31, 2024 and 2023.
On December 31, 2024 and 2023, the company held 1.7 million and 1.7 million shares in its treasury at a cost of approximately $4.9 million and $4.8 million, respectively.

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
For the years ended December 31, 2024 and 2022, there were 1,040,000 and 506,000 anti-dilutive stock options excluded from the computation of diluted earnings per share. For the year ended December 31, 2023, all stock options and restricted shares were anti-dilutive and excluded from the computation of diluted (loss) per share.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Years Ended December 31,
(Amounts in thousands, except per share data)	2024	2023	2022
Weighted-average shares outstanding:
Basic	11,669	11,613	11,588
Stock options and restricted share units	345	—	489

Diluted	12,014	11,613	12,077

The following table sets forth the computation of basic EPS utilizing net income and the Company’s weighted-average common stock outstanding:

	Years Ended December 31,
(Amounts in thousands, except per share data)	2024	2023	2021
Net income (loss)	$3,402	$(7,138)	$8,712
Basic weighted-average shares outstanding	11,669	11,613	11,588

Basic EPS	$.29	$(.61)	$.75

The following table sets forth the computation of diluted EPS utilizing net income and the Company’s weighted-average common stock outstanding plus the weighted-average of stock options, restricted shares and performance shares, which had a diluted effect on EPS:

	Years Ended December 31,
(Amounts in thousands, except per share data)	2024	2023	2022
Net income (loss)	$3,402	$(7,138)	$8,712
Basic weighted-average shares outstanding	12,014	11,613	12,077

Diluted EPS	$.28	$(.61)	$.72

14.	Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022 were as follows:

Foreign Currency Translation Adjustments
(in thousands)
Balance at December 31, 2021	$(607)
(Loss) arising during the period	(948)

Net other comprehensive income (loss) — year 2022	(948)

Balance at December 31, 2022	$(1,555)
(Loss) arising during the period	(89)

Net other comprehensive income (loss) — year 2023	(89)

Balance at December 31, 2023	$(1,644)
(Loss) arising during the period	(266)

Net other comprehensive income (loss) — year 2024	(266)

Balance at December 31, 2024	$(1,910)

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

The carrying value of cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses approximates fair value because of their short-term nature. The Company’s outstanding debt was repaid on January 3, 2023 and therefore, its carrying value also approximates fair value.
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
Below are the operating results of our reporting segments:

	Years Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Revenues:
Data and Analytics Services	$36,625	$34,358	$40,594
IT Staffing Services	162,318	166,740	201,644

Total revenues	$198,943	$201,098	$242,238

Cost of Revenues:
Data and Analytics Services	$18,660	$19,411	$23,745
IT Staffing Services	124,686	130,651	155,310

Total cost of revenues	$143,346	$150,062	$179,055

	Years Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Gross Profit:
Data and Analytics Services	$17,965	$14,947	$16,849
IT Staffing Services	37,632	36,089	46,334

Total gross profit	$55,597	$51,036	$63,183

Gross Margin %:
Data and Analytics Services	49.1%	43.5%	41.5%
IT Staffing Services	23.2%	21.6%	23.0%

Total gross margin %	27.9%	25.4%	26.1%

Sales & Marketing Expenses:
Data and Analytics Services	$7,333	$6,511	$5,861
IT Staffing Services	9,100	8,335	9,470

Total sales & marketing expenses	$16,433	$14,846	$15,331

Operations Expenses:
Data and Analytics Services	$685	$1,297	$2,304
IT Staffing Services	8,742	8,596	11,010

Total operations expenses	$9,427	$9,893	$13,314

General & Administrative Expenses:
Data and Analytics Services	$6,703	$8,946	$5,355
IT Staffing Services	14,467	13,104	12,557

Total general & administrative expenses	$21,170	$22,050	$17,912

Segment operating income (loss):
Data and Analytics Services	$3,244	$(1,807)	$3,329
IT Staffing Services	5,323	6,054	13,297

Subtotal	8,567	4,247	16,626
Unallocated Costs:
Amortization of acquired intangible assets	(2,693)	(2,772)	(2,987)
Goodwill impairment	—	(5,300)	—
Employment-related claim, net of recoveries	—	(3,100)	—
Severance expense	(2,083)	(2,350)	(990)
Cybersecurity breach	—	—	(450)
Interest income (expense), FX gains/losses and other, net	633	244	292

Income (loss) before income taxes	$4,424	$(9,031)	$12,491

Below is a reconciliation of total assets, depreciation and amortization and capital expenditures by segment:

	Total Assets			Depreciation & Amortization			Capital Expenditures
(Amounts in thousands)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Data and Analytics Services	$44,053	$45,681	$54,544	$2,572	$2,704	$2,860	$249	$177	$756
IT Staffing Services	67,431	59,546	54,335	927	1,151	1,335	692	158	79

Total	$111,484	$105,227	$108,879	$3,499	$3,855	$4,195	$941	$335	$835

Below is geographic information related to our revenues from external customers and fixed assets, net (equipment, enterprise software and leasehold improvements):

	Revenues			Equipment, Enterprise Software and Leasehold Improvements, net
Amounts in thousands	2024	2023	2022	2024	2023	2022
United States	$195,455	$197,246	$236,187	$851	$791	$1,353
Canada	1,041	2,474	4,215	254	332	429
India and Other	2,447	1,378	1,836	893	790	883

Total	$198,943	$201,098	$242,238	$1,998	$1,913	$2,665

17.	Subsequent Event
During the first quarter of 2025, the Board of Directors made the decision to implement a long-term cost-cutting initiative to transition the Company’s finance and accounting functions to India. During 2025, the Company expects to incur additional costs related to the duplication of resources and travel expenses during the training and knowledge transfer process. This estimated additional expense is expected to range from $500,000 to $750,000 during the transition period. Additionally, the Company expects to pay approximately $1.3 million of severance expense related to this matter.
Post-transition cost savings are expected to be approximately $1.2 million annually.

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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, management used the criteria described in the
Internal Control-Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based upon this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
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
Disclosure of
10b5-1
plans
During the fiscal quarter ended December 31, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule
10b5-1
trading arrangement” or
“non-Rule
10b5-1
trading arrangement,” as those terms are defined in Regulation
S-K,
Item 408.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporation by reference
Information required by this Item, not set forth below, is incorporated herein by reference from the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for May 14, 2025, which will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2024 (the “Proxy Statement”) under the headings “Proposal No. 1 — Election of Directors”, “Executive Officers”, “Delinquent Section 16(A) Reports” and “Board Committees and Meetings”.
Code of Ethics
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
Insider trading policies and procedures
The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards applicable to the Company (the “Insider Trading Policy”). The Company’s Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form
10-K.

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
1.
Financial Statements
The following Consolidated Financial Statements of the registrant and its subsidiaries are included on pages 51 to 79 and the reports of Independent Registered Public Accounting Firm are included on pages 49 and 50 in this Annual Report on Form
10-K.
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets — December 31, 2024 and 2023.
Consolidated Statements of Operations — Years ended December 31, 2024, 2023 and 2022.
Consolidated Statements of Comprehensive Income (Loss) — Years ended December 31, 2024, 2023 and 2022.
Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2024, 2023 and 2022.
Consolidated Statements of Cash Flows — Years ended December 31, 2024, 2023 and 2022.
Notes to Consolidated Financial Statements
2.
Consolidated Financial Statement Schedules
The following Consolidated Financial Statement schedules shown below should be read in conjunction with the Consolidated Financial Statements on pages 51 to 79 in this Annual Report on Form
10-K.
All other schedules are omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or notes thereto.
The following items appear immediately on the following page:
Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023 and 2022.
3.
Exhibits
Exhibits required by Item 601 of Regulation
S-K
are listed in the Exhibit Index, which is incorporated herein by reference.

MASTECH DIGITAL, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands)

	Balance at beginning of period	Charged to expense (credited)	Recoveries/ (Write- offs)	Balance at end of period
Allowance for Credit Losses:
Year ended December 31, 2024	$528	$(217)	$—	$311
Year ended December 31, 2023	444	(30)	114	528
Year ended December 31, 2022	375	50	19	444

Exhibit	(Index Description Exhibit)
2.1	Asset Purchase Agreement, dated July 7, 2017, by and among Mahmood Abbas, Zahid Naeem, Sachin Wadhwa, InfoTrellis Inc. and Mastech InfoTrellis Digital, Ltd., incorporated by reference to Exhibit 2.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

2.2	Asset Purchase Agreement, dated July 7, 2017, by and among Mahmood Abbas, Zahid Naeem, Sachin Wadhwa, InfoTrellis Inc. and Mastech InfoTrellis, Inc., incorporated by reference to Exhibit 2.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

2.3	Share Purchase Agreement, dated July 7, 2017, by and amongst Mastech Digital Data, Inc., 2291496 Ontario Inc., InfoTrellis India Private Limited, Mastech Digital Private Limited and Kumaran Sasikanthan, incorporated by reference to Exhibit 2.3 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

2.4	Share Purchase Agreement, dated October 1, 2020, by and among Mastech Digital Data, Inc., AmberLeaf Partners, Inc., and its shareholders, Lawrence F. Goldman and Don Steffen, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on October 6, 2020

3.1	Amended and Restated Articles of Incorporation of Mastech Digital, Inc., incorporated by reference to Exhibit 3.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on September 12, 2016

3.2	Amended and Restated Bylaws of Mastech Digital, Inc., incorporated by reference to Exhibit 3.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on September 12, 2016

4.1	Form of Common Stock Certificate of Mastech Digital, Inc., incorporated by reference to Exhibit 4.1 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

4.2	Amended and Restated Registration Rights Agreement, dated September 17, 2020, by and among Mastech Digital, Inc., Ashok Trivedi, in his individual capacity and as trustee of the Ashok K. Trivedi Revocable Trust, STP L.P., Edani L.P., Riveda L.P., Sunil Wadhwani, in his individual capacity and as trustee of The Revocable Declaration of Trust of Sunil Wadhwani, Wadhwani Partners No. 1 L.P. and Wadhwani Partners No. 2 L.P., incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on September 22, 2020

4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.3 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 30, 2020

10.1†	Mastech Digital, Inc.’s Stock Incentive Plan (as amended and restated), effective as of May 14, 2024, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 16, 2024

10.2†	Mastech Digital, Inc. 2024 Inducement Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on December 16, 2024

10.3	Credit Agreement, dated July 13, 2017, by and among Mastech Digital, Inc., certain subsidiaries of Mastech Digital, Inc., PNC Bank, National Association, as administrative agent, swing loan lender and issuing lender, PNC Capital Markets LLC, as sole lead arranger and sole bookrunner, and certain financial institutions party thereto as lenders, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 19, 2017

10.4	First Amendment to Credit Agreement, dated November 2017, by and among Mastech Digital, Inc., PNC Bank, National Association, as administrative agent and a lender, and certain financial institutions party thereto as lenders, incorporated by reference to Exhibit 10.3 to Mastech Digital, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2018

Exhibit	(Index Description Exhibit)

10.5	Second Amendment to Credit Agreement, dated April 20, 2018, by and among Mastech Digital, Inc., PNC Bank, National Association, as administrative agent and a lender, and certain financial institutions party thereto as lenders, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on April 25, 2018

10.6	Third Amendment to Credit Agreement and Joinder Agreement, dated as of October 1, 2020, by and among Mastech Digital, Inc., Mastech Digital Alliances, Inc., Mastech Digital Resourcing, Inc., Mastech Digital Data, Inc., Mastech InfoTrellis, Inc., Mastech InfoTrellis Digital, Ltd., Mastech Digital Services, Inc., Mastech Digital Solutions, Inc., Mastech Digital Consulting, Inc., Mastech Digital InfoTech, Inc., and AmberLeaf Partners, Inc., PNC Bank, National Association, and certain other financial institutions party thereto as lenders, and PNC Bank, National Association, in its capacity as administrative agent for the lenders thereto, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Amendment No. 1 to Form 8-K, filed with the SEC on October 7, 2020

10.7	Fourth Amendment to Credit Agreement, dated December 29, 2021, by and among Mastech Digital, Inc., PNC Bank, National Association, as administrative agent and a lender, and certain financial institutions party thereto as lenders, incorporated by reference to Exhibit 10.11 to Mastech Digital, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 15, 2024

10.8	Fifth Amendment to Credit Agreement, dated December 29, 2023, by and among Mastech Digital, Inc., PNC Bank, National Association, as administrative agent and a lender, and certain financial institutions party thereto as lenders, incorporated by reference to Exhibit 10.12 to Mastech Digital, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 15, 2024

10.9	Pledge Agreement, dated July 13, 2017, made by Mastech Digital, Inc. and certain subsidiaries of Mastech Digital, Inc., incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 19, 2017

10.10	Securities Purchase Agreement, dated July 7, 2017, by and between Mastech Digital, Inc. and Ashok Trivedi, as trustee of the Ashok K. Trivedi Revocable Trust, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

10.11	Securities Purchase Agreement, dated July 7, 2017, by and between Mastech Digital, Inc. and Sunil Wadhwani, as trustee of The Revocable Declaration of Trust of Sunil Wadhwani, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

10.12†	Executive Employment Agreement, made as of November 1, 2024, by and among Mastech Digital, Inc., Mastech Digital Technologies, Inc. and Nirav Patel, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on December 16, 2024

10.13†	Fourth Amended and Restated Executive Employment Agreement, dated as of March 8, 2024, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and John J. Cronin, Jr., incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 12, 2024

10.14†	Confidential Separation Agreement and General Release among Mastech Digital, Inc., Mastech Digital Technologies, Inc. and Vivek Gupta

10.15	Lease Agreement, dated April 2, 2014, between PIBP 210 LLP and Mastech Digital, Inc., incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on April 7, 2014

10.16	Lease Deed, made and executed on April 1, 2021, by and between Olympia Tech Park (Chennai) Private Limited and InfoTrellis India Private Limited, incorporated by reference to Exhibit 10.4 to Mastech Digital, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021

Exhibit	(Index Description Exhibit)

10.17†	Form of Restricted Stock Agreement under the Mastech Digital, Inc. Stock Incentive Plan (as amended and restated), incorporated by reference to Exhibit 10.9 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

10.18†	Form of Non-Qualified Stock Option Agreement under the Mastech Digital, Inc. Stock Incentive Plan (as amended and restated), incorporated by reference to Exhibit 10.10 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

10.19†	Mastech Digital, Inc. 2019 Employee Stock Purchase Plan, executed on May 15, 2019, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 15, 2019

10.20	Consulting Services Agreement, made and entered into effective as of January 12, 2024, by and among Primentor Inc., Phaneesh Murthy, Srinjay Sengupta, Mastech Digital, Inc., Sunil Wadhwani, and Ashok Trivedi, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on January 19, 2025

10.21†	Summary of Director Compensation Arrangements

14.1	Mastech Digital, Inc.’s Code of Business Conduct and Ethics, as adopted on September 15, 2016, incorporated by reference to Exhibit 14.1 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

19.1	Mastech Digital, Inc. Insider Trading Policy

21.1	List of Subsidiaries of Mastech Digital, Inc.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

97.1	Mastech Digital, Inc. Clawback Policy, effective December 1, 2023, incorporated by reference to Exhibit 97.1 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 15, 2024

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Designates the Company’s management contracts or compensation plans or arrangements for its executive officers.
*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 2025.

MASTECH DIGITAL, INC.

/s/ N IRAV P ATEL
Nirav Patel President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on this 14th day of March, 2025.

/s/ N IRAV P ATEL
Nirav Patel President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ J OHN J. C RONIN , J R .
John J. Cronin, Jr. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ S UNIL W ADHWANI
Sunil Wadhwani Co-Chairman of the Board of Directors, and Director

/s/ A SHOK T RIVEDI
Ashok Trivedi Co-Chairman of the Board of Directors, and Director

/s/ A RUN N AYAR
Arun Nayar Director

/s/ S RINIVAS K ANDULA
Srinivas Kandula Director

/s/ V LADIMIR R AK
Vladimir Rak Director

/s/ B ONNIE K. S MITH
Bonnie K. Smith Director