Form 10-Q
period 2025-03-31
Mastech Digital, Inc.
filed 2025-05-15
CIK 1437226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2025 was 11,764,649.

MASTECH DIGITAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$48,317	$46,823
Cost of revenues	35,425	34,692

Gross profit	12,892	12,131
Selling, general and administrative expenses	14,745	12,537

Income (loss) from operations	(1,853)	(406)
Interest income (expense), net	115	154
Other income (expense), net	(24)	(30)

Income (loss) before income taxes	(1,762)	(282)
Income tax expense (benefit)	(323)	(121)

Net income(loss)	$(1,439)	$(161)

Earnings (loss) per share:
Basic	$(.12)	$(.01)

Diluted	$(.12)	$(.01)

Weighted average common shares outstanding:
Basic	11,753	11,615

Diluted	11,753	11,615

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(1,439)	$(161)
Other comprehensive income (loss)
Foreign currency translation adjustments	30	28

Total other comprehensive gain (loss), net of taxes	30	(28)

Total comprehensive income (loss)	$(1,409)	$(189)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$24,665	$27,742
Accounts receivable, net of allowance for credit losses of $311 in 2025 and $311 in 2024	23,809	23,845
Unbilled receivables	8,337	7,598
Prepaid and other current assets	7,652	7,020

Total current assets	64,463	66,205
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	3,789	3,671
Enterprise software	4,185	4,185
Leasehold improvements	742	742

	8,716	8,598
Less – accumulated depreciation and amortization	(6,784)	(6,600)

Net equipment, enterprise software, and leasehold improvements	1,932	1,998
Operating lease right-of-use assets, net	3,514	3,832
Deferred income taxes	1,295	1,298
Deferred financing costs, net	165	189
Deferred compensation, net	1,375	—
Non-current deposits	464	444
Goodwill, net of impairment	27,210	27,210
Intangible assets, net of amortization	9,658	10,308

Total assets	$110,076	$111,484

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	3,742	4,683
Accrued payroll and related costs	13,448	13,750
Current portion of operating lease liability	1,291	1,265
Other accrued liabilities	712	550
Deferred revenue	218	329

Total current liabilities	19,411	20,577

Long-term liabilities:
Long-term operating lease liability, less current portion	2,158	2,486
Long-term severance liability	1,560	987

Total liabilities	23,129	24,050

Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 100,000,000 shares authorized and 13,487,990 shares issued as of March 31, 2025 and 13,444,712 shares issued as of December 31, 2024	135	135
Additional paid-in-capital	39,199	38,277
Retained earnings	54,378	55,817
Accumulated other comprehensive income (loss)	(1,880)	(1,910)
Treasury stock, at cost; 1,723,341 shares as of March 31, 2025 and 1,723,341 as of December 31, 2024	(4,885)	(4,885)

Total shareholders’ equity	86,947	87,434

Total liabilities and shareholders’ equity	$110,076	$111,484

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2024	$135	$38,277	$55,817	$(4,885)	$(1,910)	$87,434
Net (loss)	—	—	(1,439)	—	—	(1,439)
Other comprehensive gain, net of taxes	—	—	—	—	30	30
Stock-based compensation expense	—	895	—	—	—	895
Stock options exercised	—	27	—	—	—	27

Balances, March 31, 2025	$135	$39,199	$54,378	$(4,885)	$(1,880)	$86,947

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2023	$133	$35,345	$52,415	$(4,805)	$(1,644)	$81,444
Net (loss)	—	—	(161)	—	—	(161)
Other comprehensive (loss), net of taxes	—	—	—	—	(28)	(28)
Stock-based compensation expense	—	550	—	—	—	550
Shares repurchased	—	—	—	(80)	—	(80)

Balances, March 31, 2024	$133	$35,895	$52,254	$(4,885)	$(1,672)	$81,725

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES:
Net income (loss)	$(1,439)	$(161)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	832	898
Bad debt expense	—	(92)
Interest amortization of deferred financing costs	24	24
Stock-based compensation expense	895	550
Deferred income taxes, net	3	55
Operating lease assets and liabilities, net	15	14
Amortization of deferred compensation	125	—
Long-term severance liability	573	—
Payment of deferred compensation	(2,000)	—
Working capital items:
Accounts receivable and unbilled receivables	(703)	(2,108)
Prepaid and other current assets	(127)	(1,396)
Accounts payable	(942)	816
Accrued payroll and related costs	(302)	(371)
Other accrued liabilities	162	407
Deferred revenue	(111)	38

Net cash flows (used in) operating activities	(2,995)	(1,326)

INVESTING ACTIVITIES:
Recovery of (payment for) non-current deposits	(19)	—
Capital expenditures	(114)	(278)

Net cash flows (used in) investing activities	(133)	(278)

FINANCING ACTIVITIES:
Purchase of treasury stock	—	(80)
Proceeds from exercise of stock options	27	—

Net cash provided by (used in) financing activities	27	(80)

Effect of exchange rate changes on cash and cash equivalents	24	(39)

Net change in cash and cash equivalents	(3,077)	(1,723)
Cash and cash equivalents, beginning of period	27,742	21,147

Cash and cash equivalents, end of period	$24,665	$19,424

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025 AND 2024
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
Accounting Principles
The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2024, included in our Annual Report on Form
10-K
filed with the SEC on March 14, 2025. Additionally, our operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that can be expected for the year ending December 31, 2025 or for any other period.
Principles of Consolidation
The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
Critical Accounting Policies
Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form
10-K
for the year ended December 31, 2024, for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the three months ended March 31, 2025.

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

The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Three Months Ended March 31,
	2025	2024
	(Amounts in thousands)
Data and Analytics Services Segment
Time-and-material Contracts	$5,648	$6,111
Fixed-price Contracts	3,312	1,956

Subtotal Data and Analytics Services	$8,960	$8,067

	Three Months Ended March 31,
	2025	2024
	(Amounts in thousands)
IT Staffing Services Segment
Time-and-material Contracts	$39,357	$38,756
Fixed-price Contracts	—	—

Subtotal IT Staffing Services	$39,357	$38,756

Total Revenues	$48,317	$46,823

For the three months ended March 31, 2025, the Company had three clients (Fidelity=12.9%, CGI=11.9%, Populus=11.7%) that each exceeded 10% of total revenues. For the three months ended March 31, 2024, the Company had one client (CGI =17.4%) that exceeded 10% of total revenues.
The Company’s top ten clients represented approximately 56% and 51% of total revenues for the three months ended March 31, 2025 and 2024, respectively.
The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Three Months Ended March 31,
	2025	2024
	(Amounts in thousands)
United States	$47,752	$46,116
Canada	130	294
India and other	435	413

Total Revenues	$48,317	$46,823

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
A reconciliation of the beginning and ending amounts of goodwill by operating segment for the periods ended March 31, 2025, and December 31, 2024 is as follows:

	Three Months Ended	Twelve Months Ended
	March 31, 2025	December 31, 2024
	(in thousands)
IT Staffing Services:
Beginning balance	$8,427	$8,427
Goodwill recorded	—	—
Impairment	—	—

Ending Balance	$8,427	$8,427

	Three Months Ended	Twelve Months Ended
	March 31, 2025	December 31, 2024
	(in thousands)
Data and Analytics Services:
Beginning balance	$18,783	$18,783
Goodwill recorded	—	—
Impairment	—	—

Ending Balance	$18,783	$18,783

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$6,528	$1,471
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	11,821	7,820
Covenant-not-to-compete	5	1,201	1,157	44
Trade name	5	1,711	1,662	49
Technology	7	1,979	1,705	274

Total Intangible Assets		$33,099	$23,441	$9,658

	As of December 31, 2024
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$6,361	$1,638
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	11,413	8,228
Covenant-not-to-compete	5	1,201	1,135	66
Trade name	5	1,711	1,637	74
Technology	7	1,979	1,677	302

Total Intangible Assets		$33,099	$22,791	$10,308

Amortization expense for the three months ended March 31, 2025, and 2024 totaled $650,000 and $693,000, respectively and is included in selling, general and administrative expenses in the Consolidated Statement of Operations.
The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2025 through 2029 is as follows:

	Years Ended December 31,
	2025	2026	2027	2028	2029
	(Amounts in thousands)
Amortization expense	$2,553	$2,413	$2,025	$1,637	$1,000

4.	Leases
The Company rents certain office facilities and equipment under noncancelable operating leases. As of March 31, 2025, approximately 94,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All of our leases are classified as operating leases. The average initial lease term is 3.9 years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from less than one year to 4.5 years with a weighted average of 2.9 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
The following table summarizes the balance sheet classification of the lease assets and related lease liabilities:

	March 31, 2025	December 31, 2024
	(in thousands)
Assets:
Long-term operating lease right-of-use assets	$3,514	$3,832

Liabilities:
Short-term operating lease liability	$1,291	$1,265
Long-term operating lease liability	2,158	2,486

Total Liabilities	$3,449	$3,751

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of March 31, 2025
(in thousands)
2025 (for remainder of year)	$1,085
2026	1,437
2027	775
2028	259
2029	196
Thereafter	—

Total	$3,752
Less: Imputed interest	(303)

Present value of operating lease liabilities	$3,449

The weighted average discount rate used to calculate the present value of future lease payments was 5.6%.

We recognize rent expense for these leases on a straight-line basis over the lease ter
m. Rental expense for the three months ended March 31, 2025 and 2024 totaled $0.4 million in each period.
Total cash paid for lease liabilities for the three months ended March 31, 2025 and 2024 totaled $0.4 million in each period.
There were no new leases entered into during the three months ended March 31, 2025 and 2024. New leases are considered non-cash
transactions.

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
hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. The Company did not provide for any matching contributions for the three months ended March 31, 2025 and 2024.

7.	Stock-Based Compensation
In 2008, the Company adopted a Stock Incentive Plan. This stock incentive plan was amended and restated effective as of May 14, 2024 and further amended on May 14, 2025 (as amended from time to time, the “Plan”). The Plan provides that up to 6,200,000 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) shall be allocated for issuance to directors, officers, employees and consultants of the Company. Grants under the Plan may be made in the form of stock options, stock appreciation rights, performance share awards, restricted stock awards or stock awards.
On December 10, 2024, the Board approved and adopted the 2024 Inducement Stock Incentive Plan and reserved 1,500,000 shares of Common Stock for issuance of awards under the 2024 Inducement Stock Incentive Plan. The 2024 Inducement Stock Incentive Plan was approved and adopted without shareholder approval pursuant to NYSE American Guide Rule 711 and provides for grants of non-qualified
stock options, restricted stock awards, stock awards, performance share awards and other stock-based awards (each, an “Inducement Award”). The 2024 Inducement Stock Incentive Plan is exclusively for the grant of equity awards to individuals who were not previously employed or directors of the company as an inducement to joint employment with the company.
During the three months ended March 31, 2025, the Company granted 22,140 restricted share units and no stock options under the Plan, and 702,358 stock options at a strike price of $15.41 under the 2024 Inducement Stock Incentive Plan. During the three months ended March 31, 2024, the Company granted 29,612 restricted share units and 385,000 stock options at a strike price of $8.34 under the Plan. As of March 31, 2025, there were 430,000 shares available for grant under the Plan and 798,000 shares available for grant under the 2024 Inducement Stock Incentive Plan. Effective May 14, 2025, the 2024 Inducement Stock Incentive Plan was terminated, which means that no further grants can be made under the 2024 Inducement Stock Incentive Plan but existing outstanding awards granted pursuant to this plan continue to be governed by the plan’s terms.
Stock-based compensation expense for the three months ended March 31, 2025 and 2024 was $895,000 and $550,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the three months ended March 31, 2025 and 2024, the Company issued 17,921 and 19,924 shares, respectively, related to the grant of restricted share units and the exercise of stock options.
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
During the three months ended March 31, 2025 and 2024, there were no shares issued under the Employee Stock Purchase Plan. As of March 31, 2025, there were 432,059 shares available for purchases under the Employee Stock Purchase Plan.

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
The Company pledged substantially all of its assets in support of the Credit Agreement. The Credit Agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the Credit Agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of March 31, 2025, the Company was in compliance with all applicable provisions of the Credit Agreement.

In connection with securing the commitments under the Credit Agreement and the April 20, 2018, October 1, 2020, December 29, 2021 and December 29, 2023 amendments to the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $1,039,000, which were capitalized and are being amortized as interest expense over the life of the Credit Facility. Deferred financing costs of $165,000 and $189,000 (net of amortization) as of March 31, 2025, and December 31, 2024, respectively, are presented as long-term assets in the Company’s Consolidated Balance Sheets.
As of March 31, 2025, and December 31, 2024, the Company’s outstanding borrowings under the Revolver totaled zero dollars; and unused borrowing capacity available was approximately $23.7 million and $22.5 million, respectively. There were no outstanding borrowings under the Term Loan at March 31, 2025, and December 31, 2024. On May 9, 2024, the Company issued two standby Letters of Credit for $162,000 each from PNC Bank to a Vietnam client to secure certain performance and advance payment guarantees made to the client on an existing fixed price Data and Analytics Services assignment. The letters of credit are scheduled to expire on March 21, 2026.

9.	Income Taxes
The components of income before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(Amounts in thousands)
Income (loss) before income taxes:
Domestic	$(2,586)	$(316)
Foreign	824	34

Income (loss) before income taxes	$(1,762)	$(282)

The Company has foreign subsidiaries which generate revenues from
non-U.S.-based
clients. Additionally, these subsidiaries provide services to the Company’s U.S. operations. Accordingly, the Company allocates a portion of its income (loss) to these subsidiaries based on a “transfer pricing” model and reports such income (loss) as foreign in the above table.
The provision (benefit) for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(Amounts in thousands)
Current provision (benefit):
Federal	$(576)	$(224)
State	(106)	(39)
Foreign	356	104

Total current provision (benefit)	(326)	(159)

Deferred provision (benefit):
Federal	22	23
State	4	5
Foreign	(23)	(83)

Total deferred provision (benefit)	3	(55)

Change in valuation allowance	—	93

Total provision (benefit) for income taxes	$(323)	$(121)

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three months ended March 31, 2025 and 2024 were as follows (amounts in thousands):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
Income taxes computed at the federal statutory rate	$(370)	(21.0%)	$(59)	(21.0%)
State income taxes, net of federal tax benefit	(102)	(5.8%)	(10)	(3.5)
Excess tax expense (benefits) from stock options/restricted shares	(22)	(1.2%)	85	30.1
Worthless stock deduction	—	—	(248)	(87.9)
Difference in tax rate on foreign earnings/other	171	9.7%	18	6.4
Change in valuation allowance	—	—	93	33.0

	$(323)	(18.3%)	$(121)	(42.9%)

We evaluate deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. GAAP accounting guidance requires us to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. Our assessment considers, among other things, the nature of cumulative losses; forecast of future profitability; the duration of statutory carry-forward periods; and tax planning alternatives. At March 31, 2025, our valuation allowance was comprised of net operating losses in Ireland
and
the United Kingdom and totaled $452,000. During the quarter ended March 31, 2024, we secured a worthless stock deduction for our dissolved Singapore entity, which allowed us to recognize a current tax deduction during the 2024 period and, accordingly, we reversed $162,000 of our valuation allowance balance. At December 31, 2024, our valuation allowance balance totaled $452,000.

10.	Shareholders’ Equity
On February 8, 2023, the Company announced that the Board of Directors authorized a share repurchase program of up to 500,000 shares of the Company’s common stock over a two-year
period. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Board of Directors. During the three months ended March 31, 2025, the Company did not repurchase any shares of common stock. During the three months ended March 31,2024, the Company repurchased 9,222 shares of common stock at an average price of $8.70 per share under this program. On February 19, 2025, the Company announced that the Board of Directors had authorized an extension of its previously announced share repurchase program for an additional year through February 8, 2026. Common shares available for share repurchase under this program totaled 423,000 shares on March 31, 2025.
Additionally, the Company makes stock purchases from time to time to satisfy employee tax obligations related to its Stock Incentive Plan. The Company did not purchase any shares to satisfy employee tax obligations during the three months ended March 31, 2025 and 2024.

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
For the three months ended March 31, 2025, and 2024, all stock options and restricted shares were anti-dilutive and excluded from the computation of diluted (loss) per share.

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

	Three Months Ended March 31,
	2025	2024
	(Amounts in thousands)
Revenues:
Data and Analytics Services	$8,960	$8,067
IT Staffing Services	39,357	38,756

Total revenues	$48,317	$46,823

Cost of Revenues:
Data and Analytics Services	$5,013	$4,322
IT Staffing Services	30,412	30,370

Total cost of revenues	$35,425	$34,692

Gross Profit:
Data and Analytics Services	$3,947	$3,745
IT Staffing Services	8,945	8,386

Total gross profit	$12,892	$12,131

Gross Margin %:
Data and Analytics Services	44.1%	46.4%
IT Staffing Services	22.7%	21.6%

Total gross margin %	26.7%	25.9%

Sales & Marketing Expenses:
Data and Analytics Services	$2,054	$2,417
IT Staffing Services	2,247	2,164

Total sales & marketing expenses	$4,301	$4,581

	Three Months Ended March 31,
	2025	2024
	(Amounts in thousands)
Operations Expenses:
Data and Analytics Services	$152	$167
IT Staffing Services	2,067	1,927

Total operation expenses	$2,219	$2,094

General & Administrative Expenses:
Data and Analytics Services	$1,869	$1,615
IT Staffing Services	4,297	3,554

Total general & administrative expenses	$6,166	$5,169

Segment operating income (loss):
Data and Analytics Services	$(128)	$(454)
IT Staffing Services	334	741

Subtotal	206	287
Unallocated Cost:
Amortization of acquired intangible assets:	$(650)	$(693)
Goodwill impairment	—	—
Severance expense	(1,409)	—
Interest income (expense), FX, gains (losses) and other, net	91	124

Income (loss) before income taxes	$(1,762)	$282

Below is a reconciliation of segm
ent
total assets to co
nsoli
dated total assets:

	March 31, 2025	December 31, 2024
	(Amounts in thousands)
Total assets:
Data and Analytics Services	$42,323	$44,053
IT Staffing Services	67,753	67,431

Total assets	$110,076	$111,484

Below is geographic information related to our revenues from external customers:

	Three Months Ended March 31,
	2025	2024
	(Amounts in thousands)
United States	$47,752	$46,116
Canada	130	294
India and Other	435	413

Total revenues	$48,317	$46,823

13.	Recently Issued Accounting Standards
Recent Accounting Pronouncements not yet adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU
2023-09,
“Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this ASU are intended to enhance the transparency and usefulness of income tax disclosures and provide for specific rate reconciliation categories; additional disclosure for reconciling items that meet a quantitative threshold; and disclosure of federal, state and foreign income taxes paid by individual jurisdiction. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company does not expect this ASU to have a material impact on its financial statements.
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

You should read the following discussion in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2024, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2025.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about future events, future performance, plans, strategies, expectations, prospects, competitive environment and regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words, “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend” or the negative of these terms or similar expressions in this quarterly report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors”, “Forward-Looking Statements” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update forward-looking statements, and the estimates and assumptions associated with them, after the date of this quarterly report on Form 10-Q, except to the extent required by applicable securities laws.

Website Access to SEC Reports:

The Company’s website is www.mastechdigital.com. The Company’s Annual Report on Form 10-K for the year ended December 31, 2024, current reports on Form 8-K and all other reports filed with the SEC, are available free of charge on the Investors page. The website is updated as soon as reasonably practical after such reports are filed electronically with the SEC.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the three months ended March 31, 2025.

2024 Primentor, Inc. Consulting Agreement:

On January 12, 2024, we entered into a consulting services agreement with Primentor, Inc. (“Primentor”) to provide the Company with strategic advisory and management consulting services, as well as any other business and organizational strategy services as the Board of Directors of Company may reasonably request from time to time. The initial term of the consulting services agreement is for a three-year period that commenced on January 12, 2024, and the Company may request to renew the term for additional successive one-year terms, in which case Primentor and the Company will negotiate to agree upon the scope of the additional services and the amount of additional consulting fees. During 2024, the Company incurred consulting expenses of approximately $1.1 million related to these services. In 2025 and 2026, the Company expects to pay Primentor approximately $270,000 and $120,000, respectively, plus reimbursement of any reasonable and documented out-of-pocket expenses incurred by Primentor in rendering such services.

Transition of the Company’s finance and accounting functions to India:

During the first quarter of 2025, the Company’s Board of Directors made the decision to implement a long-term cost-cutting initiative to transition the Company’s finance and accounting functions to India. During 2025, the Company expects to incur additional costs related to the duplication of resources and travel expenses during the training and knowledge transfer process. This estimated additional expense is expected to range from $500,000 to $750,000 during the transition period. Additionally, the Company expects to pay approximately $1.3 million of severance expense related to this initiative. Post-transition cost savings are expected to approximate $1.2 million per annum.

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

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general North American economic conditions, particularly with respect to our IT Staffing Services segment. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing global economy, demand for our services tends to decline. With economic expansion in 2010 through 2019 activity levels improved. However, as economic conditions strengthened, we experienced increased tightness in the supply side (skilled IT professionals) of our businesses. These supply-side challenges pressured resource costs and, to some extent, gross margins. As we entered 2020, we were encouraged by continued growth in the domestic job markets and expanding U.S. and global economies. However, with the COVID-19 pandemic surfacing in the first quarter of 2020, we realized that economic growth would quickly turn into recessionary conditions, which had a material impact on activity levels in both of our business segments. In 2021, we were encouraged by the global rollout of vaccination programs and signs of economic improvement, however, the proliferation of COVID-19 variants had caused some uncertainty and disruption in the global markets. In 2022 and 2023, COVID-19-related concerns seemed to subside; however, increased inflation, challenges in the financial sector related to increasing interest rates, and concerns about a possible recession created much uncertainty and impacted demand for our services in the second half of 2022 and for the entire year of 2023. In 2024, economic conditions in North American improved over the course of the year as job growth and inflationary outlooks showed positive signs of improvement. As we enter 2025, a new level of uncertainty and caution has returned to the marketplace, largely related to unknowns with respect to the incoming administration’s policies that it is likely to adopt and the impact of such policies on our businesses. Accordingly, it is difficult to predict how market conditions are going to unfold over the course of 2025 and beyond.

In addition to tracking general economic conditions in the markets that we service, a large portion of our revenues is generated from a limited number of clients (see Item 1A, the Risk Factor entitled “Our revenues are highly concentrated, and the loss of a significant client would adversely affect our business and revenues” in our Annual Report on Form 10-K for the year ended December 31, 2024). Accordingly, our trends and outlook are additionally impacted by the prospects and well-being of these specific clients. This “account concentration” factor may result in our results of operations deviating from the prevailing economic trends from time to time.

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

Results of Operations for the Three Months Ended March 31, 2025 as Compared to the Three Months Ended March 31, 2024:

Revenues:

Revenues for the three months ended March 31, 2025, totaled $48.3 million, compared to $46.8 million for the corresponding three-month period in 2024. This 3% year-over-year revenue increase reflected 11% growth in our Data and Analytics Services segment and 2% growth in our IT Staffing Services segment. For the three months ended March 31, 2025, the Company had three clients that each had revenues in excess of 10% of total revenues (Fidelity =12.9%, CGI = 11.9% and Populus = 11.7%). For the three months ended March 31, 2024, the Company had one client that had revenues in excess of 10% of total revenues (CGI = 17.4%). The Company’s top ten clients represented approximately 56% and 51% of total revenues for the three months ended March 31, 2025 and 2024, respectively.

Below is a tabular presentation of revenues by reportable segment for the three months ended March 31, 2025, and 2024, respectively:

Revenues (Amounts in millions)	Three Months Ended March 31, 2025	Three Months ended March 31, 2024
Data and Analytics Services	$9.0	$8.1
IT Staffing Services	39.3	38.7

Total revenues	$48.3	$46.8

Revenues from our Data and Analytics Services segment totaled $9.0 million in the quarter ended March 31, 2025, compared to $8.1 million in the corresponding quarter last year. This 11% year-over-year increase reflected higher activity levels and new assignments from existing clients over the last several quarters. New bookings in the first quarter of 2025 totaled $11.7 million, compared to bookings of $9.6 million in the first quarter of 2024.

Revenues from our IT Staffing Services segment totaled $39.3 million during the three months ended March 31, 2025, compared to $38.7 million during the corresponding 2024 period. This 2% year-over-year increase reflected higher average billable consultants in the 2025 period, compared to the corresponding period last year. Billable consultants at March 31, 2025 totaled 991-consultants, compared to 1,004-consultants at March 31, 2024. For the 2025 quarter, our consultants on billing declined by 17 consultants from our billable consultant base at December 31, 2024. Our average bill rate during the first quarter of 2025 was $84.97 per hour, compared to $79.30 per hour in the first quarter of 2024. This increase in average bill rate was due to higher rates on new assignments during the last several quarters and was reflective of the types of skill sets that we deployed. Permanent placements / fee revenues were approximately $0.2 million during both the 2025 and 2024 first quarter.

Gross Margins:

Gross profits in the first quarter of 2025 totaled $12.9 million, compared to $12.1 million in the first quarter of 2024. Gross profit as a percentage of revenue was 26.7% for the three-month period ended March 31, 2025, compared to 25.9% during the same period of 2024. This 80-basis point increase related to higher gross margins in our IT Staffing Services segment.

Below is a tabular presentation of gross margin by reporting segment for the three months ended March 31, 2025, and 2024 respectively:

Gross Margin %	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Data and Analytics Services	44.1%	46.4%
IT Staffing Services	22.7	21.6

Total gross margin %	26.7%	25.9%

Gross margins from our Data and Analytics Services segment were 44.1% of revenues during the first quarter of 2025, compared to 46.4% of revenues during the first quarter of 2024. The gross margin decline reflected lower utilization and a reserve adjustment on a fixed price project during the first quarter of 2025.

Gross margins from our IT Staffing Services segment were 22.7% in the first quarter of 2025, compared to 21.6% in the corresponding quarter of 2024. This 110-basis point increase reflected higher margins on new contract assignments, and lower benefit costs in the first quarter of 2025, compared to the first quarter of 2024.

Selling, General and Administrative (“SG&A”) Expenses:

Below is a tabular presentation of operating expenses by expense category for the three months ended March 31, 2025 and 2024, respectively:

SG&A Expenses (Amounts in millions)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Data and Analytics Services Segment
Sales and Marketing	$2.1	$2.4
Operations	0.1	0.2
General & Administrative	1.9	1.6

Subtotal Data and Analytics Services	$4.1	$4.2

SG&A Expenses (Amounts in millions)
IT Staffing Services Segment
Sales and Marketing	$2.2	$2.2
Operations	2.1	1.9
General & Administrative	4.3	3.5

Subtotal IT Staffing Services	$8.6	$7.6

Amortization of Acquired Intangible Assets	$0.6	$0.7
Severance Expense	1.4	—
Total SG&A Expenses	$14.7	$12.5

SG&A expenses for the three months ended March 31, 2025 totaled $14.7 million or 30.4% of total revenues, compared to $12.5 million or 26.7% of total revenues for the three-months ended March 31, 2024. Excluding the amortization of acquired intangible assets in both periods and severance expense in the first quarter of 2025, SG&A expense as a percentage of total revenues was 26.3% and 25.2%, respectively.

Fluctuations within SG&A expense components during the first quarter of 2025, compared to the first quarter of 2024, included the following:

•

Sales expenses decreased by $0.3 million in the 2025 period compared to the corresponding 2024 period. Sales expenses in our Data and Analytics Services segment decreased $0.3 million due to lower staff headcount in our sales organization. Sales expenses in our IT Staffing Services segment were flat compared to the first quarter of 2024.

•

Operations expenses increased by $0.1 million in the 2025 period compared to the corresponding 2024 period. Operations expenses decreased $0.1 million in our Data and Analytics Services segment due to staff reductions. In our IT Staffing Services segment, operations expenses increased by $0.2 million and reflected an increase in commissions and other variable related expenses.

•

General and administrative expenses increased $1.1 million in the 2025 period compared to the corresponding 2024 period. General and administrative expenses allocated to both business segments increased due to higher executive compensation of $0.4 million, CEO recruitment fees of $0.3 million and higher stock-based compensation expense of approximately $0.4 million.

•

Amortization of acquired intangible assets was $0.6 million in the 2025 period, compared to $0.7 million in the corresponding 2024 period, as a portion of our intangible assets became fully amortized in 2025.

•	Severance expense was $1.4 million in the 2025 period, compared to zero in the corresponding period of 2024. The severance expense related to the Company’s exiting Chief Financial Officer.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended March 31,2025 consisted of interest income of $115,000 and foreign exchange losses of ($24,000). For the three months ended March 31, 2024 Other Income / (Expense) consisted of interest income of $154,000 and foreign exchange losses of ($30,000). Lower interest rates in 2025 compared to 2024 were largely responsible for the decline in the year-over-year interest income.

Income Tax Expense (Benefit):

Income tax (benefit) for the three months ended March 31,2025 totaled ($323,000), representing an effective tax rate on a pre-tax loss of 18.3%, compared to ($121,000) for the three months ended March 31, 2024, which represented a 42.9% effective tax rate on pre-tax income. The 2025 period tax rate compared to the 2024 period largely reflected the Company’s utilization of Singapore tax benefits during the 2024 period.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

As of March 31, 2025, we had cash balances on hand of $24.7 million, no bank debt outstanding and approximately $23.7 million of borrowing capacity under our existing credit facility.

Historically, we have funded our organic business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. As of March 31, 2025, our accounts receivable “days sales outstanding” (“DSOs”) measurement was 56 days, in-line with our March 31, 2024 DSO measurement.

We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility will be adequate to fund our business needs and support our share repurchase program that we announced in February 2023 over the next 12-months, exclusive of any acquisition activity.

Cash flows provided by (used in) operating activities:

Cash (used in) operating activities for the three months ended March 31,2025 totaled ($3.0 million) compared to cash (used in) operating activities of ($1.3 million) during the three months ended March 31, 2024. Elements of cash flows in the 2025 period were net (loss) of ($1.4 million), non-cash charges of $0.4 million, and an increase in operating working capital levels of ($2.0 million). During the three months ended March 31, 2024, elements of cash flows were a net loss of ($0.2 million), non-cash charges of $1.5 million and an increase in operating working capital levels of ($2.6 million). Operating working capital increased in 2025 and 2024 due to higher accounts receivable balances and payouts related to the Company’s annual bonus programs during the first quarter.

Cash flows (used in) investing activities:

Cash (used in) investing activities for the three months ended March 31,2025 was ($0.1 million) compared to ($0.3 million) for the three months ended March 31, 2024. In both 2025 and 2024 , capital expenditures were essentially responsible for our cash usage in investing activities.

Cash flows (used in) financing activities:

Cash provided by financing activities for the three months ended March 31,2025 totaled $27,000 and consisted of proceeds from the exercise of stock options. Cash (used in) financings activities for the three months ended March 31, 2024, totaled ($80,000) and consisted of purchase of treasury shares under our share repurchase program.

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

In addition, refer to “Item 1A. Risk factors” in our 2024 Annual Report on Form 10-K for a discussion about risks that inflation directly or indirectly may pose to our business.

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

Interest Rates

As of March 31, 2025, we had no outstanding borrowings under the Credit Agreement — Refer to Note 8 — “Credit Facility” in the Notes to Condensed Consolidated Financial Statements, included herein.

Currency Fluctuations

The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s subsidiary in Canada is the U.S. dollar because the majority of its revenue is denominated in U.S. dollars. The functional currencies of the Company’s Indian and European subsidiaries are the local currency of the location of such subsidiary. The results of operations of the Company’s Indian and European subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian and European subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Condensed Consolidated Statements of Operations, and have not been material for all periods presented. A hypothetical 10% increase or decrease in overall foreign currency rates in the first quarter of 2025 would not have had a material impact on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2024, filed with the SEC on March 14, 2025.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our Common Stock repurchased during the quarter ended March 31, 2025 is set forth in the following table:

Period	Total Number of Shares Purchased (1)	Average Price per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (1)
January 1, 2025 — January 31, 2025	—	$—	—	423,079
February 1, 2025 — February 28, 2025	—	$—	—	423,079
March 1, 2025 — March 31, 2025	—	$—	—	423,079

Total	—	$—	—	423,079

(1)
On February 8, 2023, the Company announced that the Board of Directors authorized a share repurchase program of up to 500,000 shares of Common Stock over a two-year
period. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Board of Directors. On February 19, 2025, the Company announced that the Board of Directors had authorized an extension of its previously announced share repurchase program for an additional year through February 8, 2026. The Company did not repurchase any shares of its Common Stock during the quarter ended March 31, 2025.

ITEM 5.	OTHER INFORMATION
Disclosure of
10b5-1
plans
During the fiscal quarter ended March 31, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule
10b5-1
trading arrangement” or
“non-Rule
10b5-1
trading arrangement,” as those terms are defined in Regulation
S-K,
Item 408
.

ITEM 6.	EXHIBITS

(a) Exhibits

10.1	Executive Employment Agreement, made as of November 1, 2024, by and among Mastech Digital, Inc., Mastech Digital Technologies, Inc. and Nirav Patel (incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2024)

10.2	Executive Employment Agreement, made as of March 31, 2025, by and between Mastech Digital, Inc. and Kannan Sugantharaman (incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2025)

10.3	Executive Employment Agreement, made as of March 31, 2025, by and between Mastech Digital Private Limited and Kannan Sugantharaman (incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2025)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May, 2025.

MASTECH DIGITAL, INC.

May 15, 2025	/s/ NIRAV PATEL
Nirav Patel Chief Executive Officer

/s/ KANNAN SUGANTHARAMAN
Kannan Sugantharaman
Chief Financial Officer
(Principal Financial Officer)