Form 10-Q
period 2025-06-30
Mastech Digital, Inc.
filed 2025-08-13
CIK 1437226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 31, 2025 was 11,784,183.

MASTECH DIGITAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$49,097	$49,534	$97,414	$96,357
Cost of revenues	35,277	35,554	70,702	70,246

Gross profit	13,820	13,980	26,712	26,111
Selling, general and administrative expenses	13,793	12,287	28,538	24,824

Income (loss) from operations	27	1,693	(1,826)	1,287
Interest income (expense), net	190	130	305	284
Other income (expense), net	(7)	(14)	(31)	(44)

Income (loss) before income taxes	210	1,809	(1,552)	1,527
Income tax expense (benefit)	75	418	(248)	297

Net income (loss)	$135	$1,391	$(1,304)	$1,230

Earnings (loss) per share:
Basic	$.01	$.12	$(.11)	$.11

Diluted	$.01	$.12	$(.11)	$.10

Weighted average common shares outstanding:
Basic	11,767	11,652	11,760	11,633

Diluted	11,964	11,922	11,760	11,915

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$135	$1,391	$(1,304)	$1,230
Other comprehensive income (loss):
Foreign currency translation adjustments	(23)	1	7	(27)

Total other comprehensive income (loss), net of taxes	(23)	1	7	(27)

Total comprehensive income (loss)	$112	$1,392	$(1,297)	$1,203

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$27,933	$27,742
Accounts receivable, net of allowance for credit losses of $275 in 2025 and $311 in 2024	22,107	23,845
Unbilled receivables	8,398	7,598
Prepaid and other current assets	7,221	7,020

Total current assets	65,659	66,205
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	3,839	3,671
Enterprise software	4,185	4,185
Leasehold improvements	742	742

	8,766	8,598
Less – accumulated depreciation and amortization	(6,973)	(6,600)

Net equipment, enterprise software, and leasehold improvements	1,793	1,998
Operating lease right-of-use assets, net	3,192	3,832
Deferred income taxes	1,674	1,298
Deferred financing costs, net	142	189
Deferred compensation, net	1,250	—
Non-current deposits	463	444
Goodwill, net of impairment	27,210	27,210
Intangible assets, net of amortization	9,009	10,308

Total assets	$110,392	$111,484

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	3,564	4,683
Accrued payroll and related costs	13,693	13,750
Current portion of operating lease liability	1,313	1,265
Other accrued liabilities	861	550
Deferred revenue	287	329

Total current liabilities	19,718	20,577

Long-term liabilities:
Long-term operating lease liability, less current portion	1,825	2,486
Long-term severance liability	1,039	987

Total liabilities	22,582	24,050

Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 100,000,000 shares authorized and 13,510,932 shares issued as of June 30, 2025 and 13,444,712 shares issued as of December 31, 2024	135	135
Additional paid-in-capital	40,064	38,277
Retained earnings	54,513	55,817
Accumulated other comprehensive income (loss)	(1,903)	(1,910)
Treasury stock, at cost; 1,739,852 shares as of June 30, 2025 and 1,723,341 shares as of December 31, 2024	(4,999)	(4,885)

Total shareholders’ equity	87,810	87,434

Total liabilities and shareholders’ equity	$110,392	$111,484

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2024	$135	$38,277	$55,817	$(4,885)	$(1,910)	$87,434
Net (loss)	—	—	(1,439)	—	—	(1,439)
Other comprehensive gain, net of taxes	—	—	—	—	30	30
Stock-based compensation expense	—	895	—	—	—	895
Stock options exercised	—	27	—	—	—	27

Balances, March 31, 2025	$135	$39,199	$54,378	$(4,885)	$(1,880)	$86,947

Net income	—	—	135	—	—	135
Employee common stock purchases	—	70	—	—	—	70
Other comprehensive gain, net of taxes	—	—	—	—	(23)	(23)
Stock-based compensation expense	—	714	—	—	—	714
Stock options exercised	—	81	—	—	—	81
Shares repurchased	—	—	—	(114)	—	(114)

Balances, June 30, 2025	$135	$40,064	$54,513	$(4,999)	$(1,903)	$87,810

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2023	$133	$35,345	$52,415	$(4,805)	$(1,644)	$81,444
Net (loss)	—	—	(161)	—	—	(161)
Other comprehensive (loss), net of taxes	—	—	—	—	(28)	(28)
Stock-based compensation expense	—	550	—	—	—	550
Shares repurchased	—	—	—	(80)	—	(80)

Balances, March 31, 2024	$133	$35,895	$52,254	$(4,885)	$(1,672)	$81,725

Net income	—	—	1,391	—	—	1,391
Employee common stock purchases	—	136	—	—	—	136
Other comprehensive gain, net of taxes	—	—	—	—	1	1
Stock-based compensation expense	—	461	—	—	—	461
Stock options exercised	1	321	—	—	—	322

Balances, June 30, 2024	$134	$36,813	$53,645	$(4,885)	$(1,671)	$84,036

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Net income (loss)	$(1,304)	$1,230
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,673	1,805
Bad debt expense	36	(92)
Interest amortization of deferred financing costs	47	48
Stock-based compensation expense	1,609	1,011
Deferred income taxes, net	(376)	132
Operating lease assets and liabilities, net	20	19
Amortization of deferred compensation	250	—
Long-term severance liability	52	—
Payment of deferred compensation	(2,000)	—
Loss on disposition of fixed assets	—	1
Long term accrued income taxes	—	(69)
Working capital items:
Accounts receivable and unbilled receivables	902	(2,736)
Prepaid and other current assets	298	(1,893)
Accounts payable	(1,119)	1,133
Accrued payroll and related costs	(56)	(1,001)
Other accrued liabilities	311	(2)
Deferred revenue	(42)	269

Net cash flows provided by (used in) operating activities	301	(145)

INVESTING ACTIVITIES:
Recovery of (payment for) non-current deposits	(19)	1
Capital expenditures	(169)	(752)

Net cash flows (used in) investing activities	(188)	(751)

FINANCING ACTIVITIES:
Proceeds from the issuance of common shares	70	136
Purchase of treasury stock	(114)	(80)
Proceeds from the exercise of stock options	108	322

Net cash flows provided by financing activities	64	378

Effect of exchange rate changes on cash and cash equivalents	14	(42)

Net change in cash and cash equivalents	191	(560)
Cash and cash equivalents, beginning of period	27,742	21,147

Cash and cash equivalents, end of period	$27,933	$20,587

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025 AND 2024
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
Accounting Principles
The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2024, included in our Annual Report on Form
10-K
filed with the SEC on March 14, 2025. Additionally, our operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that can be expected for the year ending December 31, 2025 or for any other period.
Principles of Consolidation
The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
Critical Accounting Policies
Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form
10-K
for the year ended December 31, 2024, for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the six months ended June 30, 2025.

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
The Company recognizes revenue on fixed price contracts over time as services are rendered and uses a cost-based input method to measure progress. Determining a measure of progress requires management to make judgments that affect the timing of revenue recognized. Under the cost-based input method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. The Company has determined that the cost-based input method provides a fair depiction of the transfer of goods or services to the customer. Estimated losses are recognized immediately in the period in which current estimates indicate a loss. We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which may be refundable.
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

The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Amounts in thousands)
Data and Analytics Services Segment
Time-and-material Contracts	$7,827	$6,183	$13,475	$12,294
Fixed-price Contracts	762	2,693	4,074	4,649

Subtotal Data and Analytics Services	$8,589	$8,876	$17,549	$16,943

IT Staffing Services Segment
Time-and-material Contracts	$40,508	$40,658	$79,865	$79,414
Fixed-price Contracts	—	—	—	—

Subtotal IT Staffing Services	$40,508	$40,658	$79,865	$79,414

Total Revenues	$49,097	$49,534	$97,414	$96,357

For the three months ended June 30, 2025, the Company had three clients (Fidelity = 15.0%, Populus = 12.4% and CGI = 11.0%) that
e
ach
exceeded 10% of total revenues. For the six months ended June 30, 2025, the Company had the same three clients (Fidelity = 14.0%, Populus = 12.1% and CGI = 11.5%) that
e
ach
exceeded 10% of total revenues. For the three months ended June 30, 2024, the Company had two clients (CGI = 14.9% and Allegis = 10.7%) that
e
ach
exceeded 10% of total revenues. For the six months ended June 30, 2024, the Company had the same two clients (CGI = 16.1% and Allegis = 10.1%) that
e
ach
exceeded 10% of total revenues.
The Company’s top ten clients represented approximately 58% and 53% of total revenues for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, the Company’s top ten clients represented approximately 58% and 52% of total revenues, respectively.
The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Amounts in thousands)
United States	$48,582	$48,515	$96,334	$94,631
Canada	146	308	276	602
India and Other	369	711	804	1,124

Total revenues	$49,097	$49,534	$97,414	$96,357

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
A continued decline in our Data and Analytics Services segment may potentially affect the implied fair value of Goodwill. Should this type of trend persist, there is the risk that a goodwill impairment charge may be required in a future reporting period.

A reconciliation of the beginning and ending amounts of goodwill by operating segment for the periods ended June 30, 2025 and December 31, 2024 is as follows:

	Six Months Ended June 30, 2025	Twelve Months Ended December 31, 2024
	(in thousands)
IT Staffing Services:
Beginning balance	$8,427	$8,427
Goodwill recorded	—	—
Impairment	—	—

Ending Balance	$8,427	$8,427

	Six Months Ended June 30, 2025	Twelve Months Ended December 31, 2024
	(in thousands)
Data and Analytics Services:
Beginning balance	$18,783	$18,783
Goodwill recorded	—	—
Impairment	—	—

Ending Balance	$18,783	$18,783

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$6,694	$1,305
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	12,231	7,410
Covenant-not-to-compete	5	1,201	1,179	22
Trade name	5	1,711	1,686	25
Technology	7	1,979	1,732	247

Total Intangible Assets		$33,099	$24,090	$9,009

	As of December 31, 2024
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$6,361	$1,638
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	11,413	8,228
Covenant-not-to-compete	5	1,201	1,135	66
Trade name	5	1,711	1,637	74
Technology	7	1,979	1,677	302

Total Intangible Assets		$33,099	$22,791	$10,308

Amortization expense for the three and
six-month
periods ended June 30, 2025 totaled $649,000 and $1.3 million, respectively and is included in selling, general and administrative expenses in the Consolidated Statement of Operations. For the three and six-month
periods ended June 30, 2024
,
amortization expense was $693,000 and $1.4 million, respectively.
The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2025 through 2029 is as follows:

	Years Ended December 31,
	2025	2026	2027	2028	2029
	(Amounts in thousands)
Amortization expense	$2,553	$2,413	$2,025	$1,637	$1,000

4.	Leases
The Company rents certain office facilities and equipment under noncancelable operating leases. As of June 30, 2025, approximately 94,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All of our leases are classified as operating leases. The average initial lease term is 3.9 years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from less than one year to 4.3 years with a weighted average of 2.7 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
The following table summarizes the balance sheet classification of the lease assets and related lease liabilities:

	June 30, 2025	December 31, 2024
	(in thousands)
Assets:
Long-term operating lease right-of-use assets	$3,192	$3,832

Liabilities:
Short-term operating lease liability	$1,313	$1,265
Long-term operating lease liability	1,825	2,486

Total Liabilities	$3,138	$3,751

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of June 30, 2025
(in thousands)
2025 (for remainder of year)	$725
2026	1,440
2027	775
2028	259
2029	196
Thereafter	—

Total	$3,395
Less: Imputed interest	(257)

Present value of operating lease liabilities	$3,138

The weighted average discount rate used to calculate the present value of future lease payments was 5.6%.
We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the three and six months ended June 30, 2025 totaled $0.4 million and $0.8 million, respectively. Rental expense for the three and six months ended June 30, 2024 totaled $0.3 million and $0.7 million, respectively.

Total cash paid for lease liabilities for the three and six months ended June 30, 2025 totaled $0.3 million and $0.7 million, respectively. Total cash paid for lease liabilities for the three and six months ended June 30, 2024 totaled $0.3 million and $0.7 million, respectively.
There were no new leases entered into during the three and six months ended June 30, 2025 and 2024. New leases are considered non-cash
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
hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. The Company did not provide for any matching contributions for the three and six months ended June 30, 2025, and 2024.

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
On December 10, 2024, the Board approved and adopted the 2024 Inducement Stock Incentive Plan and reserved 1,500,000 shares of Common Stock for issuance of awards under the 2024 Inducement Stock Incentive Plan. The 2024 Inducement Stock Incentive Plan was approved and adopted without shareholder approval pursuant to NYSE American Guide Rule 711 and provided for grants of non-qualified
stock options, restricted stock awards, stock awards, performance share awards and other stock-based awards (each, an “Inducement Award”). Effective May 14, 2025, the 2024 Inducement Stock Incentive Plan was terminated, which means that no further grants can be made under the 2024 Inducement Stock Incentive Plan but existing outstanding awards granted pursuant to this plan continue to be governed by the plan’s terms. The 2024 Inducement Stock Incentive Plan was established exclusively to grant equity awards to individuals who were not previously employees or directors of the Company, as an inducement to join the Company.
During the three months ended June 30, 2025, the Company granted zero restricted share units and 235,000 stock options at a strike price of $7.51 under the Plan. During the three months ended June 30, 2024, the Company granted zero restricted share units and 140,000 stock options at a strike price of $8.59 under the Plan.
During the six months ended June 30, 2025, the Company granted 22,140 restricted share units and 235,000 stock options at an average strike price of $7.51 under the Plan and 702,358 stock options at a strike price
of $15.41 under the
 2024
Inducement Stock Incentive Plan. During the six months ended June 30, 2024, the Company granted 29,612 restricted share units and 525,000 stock options at an average strike price of $8.41 under the Plan. As of June 30, 2025 there were 1,054,000 shares of Common Stock available for grants under the Plan.
Stock-based compensation expense for the three months ended June 30, 2025 and 2024 was $714,000 and $461,000, respectively, and for the six months ended June 30, 2025 and 2024 was $1.6 million and $1.0 million, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the three and six months ended June 30, 2025, the Company issued 18,010 and 39,931 shares, respectively, related to the grant of restricted share units and the exercise of stock options. During the three and six months ended June 30, 2024, the Company issued 50,719 and 70,643 shares, respectively, related to the grant of restricted share units and the exercise of stock options.

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
During the three and six months ended June 30, 2025 and 2024, there were 11,483 shares and 21,329 shares issued under the Employee Stock Purchase Plan at a share price of $6.09 and $6.38, respectively. Stock-based compensation expense related to the Stock Purchase Plan for the three months ended June 30, 2025 and 2024 totaled $21,000 and $27,000, respectively. Stock-based compensation expense related to the Stock Purchase Plan for the six months ended June 30, 2025 and 2024 totaled $42,000 and $54,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2025 and 2024. As of June 30, 2025, there were 420,576 shares available for purchases under the Employee Stock Purchase Plan.

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

The Company pledged substantially all of its assets in support of the Credit Agreement. The Credit Agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the Credit Agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of June 30, 2025, the Company was in compliance with all applicable provisions of the Credit Agreement.
In connection with securing the commitments under the Credit Agreement and the April 20, 2018, October 1, 2020, December 29, 2021 and December 29, 2023 amendments to the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $1,039,000, which were capitalized and are being amortized as interest expense over the life of the Credit Facility. Deferred financing costs of $142,000 and $189,000 (net of amortization) as of June 30, 2025, and December 31, 2024, respectively, are presented as long-term assets in the Company’s Consolidated Balance Sheets.
As of June 30, 2025, and December 31, 2024, the Company’s outstanding borrowings under the Revolver totaled zero dollars; and unused borrowing capacity available was approximately $22.2 million and $22.5 million, respectively. There were no outstanding borrowings under the Term Loan at June 30, 2025, and December 31, 2024. On May 9, 2024, the Company issued two standby Letters of Credit for $162,000 each from PNC Bank to a Vietnam client to secure certain performance and advance payment guarantees made to the client on an existing fixed price Data and Analytics Services assignment. The letters of credit are scheduled to expire on March 21, 2026.

9.	Income Taxes
The components of income (loss) before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Amounts in thousands)
Income (loss) before income taxes:
Domestic	$(418)	$615	$(3,004)	$299
Foreign	628	1,194	1,452	1,228

Income (loss) before income taxes	$210	$1,809	$(1,552)	$1,527

The Company has foreign subsidiaries which generate revenues from
non-U.S.-based
clients. Additionally, these subsidiaries provide services to the Company’s U.S. operations. Accordingly, the Company allocates a portion of its income (loss) to these subsidiaries based on a “transfer pricing” model and reports such income (loss) as foreign in the above table.
The provision (benefit) for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Amounts in thousands)
Current provision (benefit):
Federal	$313	$100	$(263)	$(124)
State	58	26	(48)	(13)
Foreign	83	197	439	301

Total current provision (benefit)	454	323	128	164

Deferred provision (benefit):
Federal	(383)	73	(361)	96
State	(71)	14	(67)	19
Foreign	81	101	58	18

Total deferred provision (benefit)	(373)	188	(370)	133

Change in valuation allowance	(6)	(93)	(6)	—

Total provision (benefit) for income taxes	$75	$418	$(248)	$297

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision (benefit) for income taxes for the three and six months ended June 30, 2025 and 2024 were as follows (amounts in thousands):

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
Income taxes computed at the federal statutory rate	$44	21.0%	$380	21.0%
State income taxes, net of federal tax benefit	(13)	(6.2)	(9)	(0.5)
Excess tax expense (benefit) from stock options/restricted shares	14	6.7	46	2.5
Worthless stock deduction	—	—	—	—
Difference in income tax rate on foreign earnings/other	36	17.1	94	5.2
Change in valuation allowance	(6)	(2.9)	(93)	(5.1)

	$75	35.7%	$418	23.1%

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
Income taxes computed at the federal statutory rate	$(326)	(21.0)%	$321	21.0%
State income taxes, net of federal tax benefit	(115)	(7.4)	(19)	(1.3)
Excess tax expense (benefit) from stock options/restricted shares	(8)	(0.5)	131	8.6
Worthless stock deduction	—	—	(248)	(16.2)
Difference in income tax rate on foreign earnings/other	207	13.3	112	7.3
Change in valuation allowance	(6)	(0.4)	—	—

	$(248)	(16.0)%	$297	19.4%

We evaluate deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. GAAP accounting guidance requires us to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative using a “more likely than not” standard. Our assessment considers, among other things, the nature of cumulative losses; forecast of future profitability; the duration of statutory carry-forward periods and tax planning alternatives. At June 30, 2025, our valuation allowance was comprised of net operating losses in Ireland and the United Kingdom and totaled $446,000. During the quarter ended March 31, 2024, we secured a worthless stock deduction for our discontinued Singapore entity, which allowed us to recognize a current tax deduction during the 2024 period and accordingly reverse $162,000 of our valuation allowance balance. At December 31, 2024, our valuation allowance balance totaled $452,000.

10.	Shareholders’ Equity
On February 8, 2023, the Company announced that the Board of Directors authorized a share repurchase program of up to 500,000 shares of the Company’s common stock over a two-year
period. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques (including a Rule
10b5-1
program), or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Board of Directors. On February 19, 2025, the Company announced that the Board of Directors had authorized an extension of its previously announced share repurchase program for an additional year through February 8, 2026.
During the three and six months ended June 30,2025, the Company repurchased 16,511 shares of common stock at an average price of $6.90 per share under this program. During the three months ended June 30, 2024, the Company did not purchase any shares under this program. During the six months ended June 30, 2024, the Company repurchased 9,222 shares of common stock at an average price of $8.70 per share under this program. Common shares available for share repurchase under this program totaled 407,000 shares on June 30, 2025.
Additionally, the Company makes stock purchases from time to time to satisfy employee tax obligations related to its Stock Incentive Plan. The Company did not purchase any shares to satisfy employee tax obligations during the three and six months ended June 30, 2025 and 2024.

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

For the three months ended June 30, 2025, there were 2,357,000 anti-dilutive stock options excluded from the computation of diluted earnings per share. For the six months ended June 30, 2025, all stock options and restricted shares were anti-dilutive and excluded from the computation of diluted (loss) per share. For the three and six months ended June 30, 2024, there were 1,568,000 and 1,126,000 anti-dilutive stock options excluded from the computation of diluted earnings per share
, respectively.

12.	Business Segments and Geographic Information
Our reporting segments are: 1) Data and Analytics Services; and 2) IT Staffing Services.
The Data and Analytics Services segment was acquired through the July 13, 2017, acquisition of the services division of Canada-based InfoTrellis, Inc. This segment is a project-based consulting services business with specialized capabilities in data management and analytics. The business is marketed as “Mastech InfoTrellis” and utilizes a dedicated sales team with deep subject matter expertise. Mastech InfoTrellis has offices in Toronto and London, and a global delivery center in Chennai, India. Project-based delivery reflects a combination of on-site
resources and offshore resources. Assignments are secured on both a time and material and fixed price basis. In October 2020, we acquired AmberLeaf, a Chicago-based customer experience consulting firm. This acquisition expanded our capabilities in customer experience strategy and managed services offering for a variety of Cloud-based enterprise application across sales, marketing and customer service organizations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Amounts in thousands)
Revenues:
Data and Analytics Services	$8,589	$8,876	$17,549	$16,943
IT Staffing Services	40,508	40,658	79,865	79,414

Total revenues	$49,097	$49,534	$97,414	$96,357

Cost of Revenues:
Data and Analytics Services	$4,706	$4,507	$9,719	$8,829
IT Staffing Services	30,571	31,047	60,983	61,417

Total cost of revenues	$35,277	$35,554	$70,702	$70,246

Gross Profit:
Data and Analytics Services	$3,883	$4,369	$7,830	$8,114
IT Staffing Services	9,937	9,611	18,882	17,997

Total gross profit	$13,820	$13,980	$26,712	$26,111

Gross Margin %:
Data and Analytics Services	45.2%	49.2%	44.6%	47.9%
IT Staffing Services	24.5%	23.6%	23.6%	22.7%

Total gross margin %	28.1%	28.2%	27.4%	27.1%

Sales & Marketing Expenses:
Data and Analytics Services	$1,785	$1,862	$3,839	$4,279
IT Staffing Services	2,439	2,233	4,686	4,397

Total sales & marketing expenses	$4,224	$4,095	$8,525	$8,676

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Amounts in thousands)
Operations Expenses:
Data and Analytics Services	$194	$176	$346	$343
IT Staffing Services	1,831	2,143	3,898	4,070

Total operations expenses	$2,025	$2,319	$4,244	$4,413

General & Administrative Expenses:
Data and Analytics Services	$2,058	$1,587	$3,927	$3,202
IT Staffing Services	3,917	3,593	8,214	7,147

Total general & administrative expenses	$5,975	$5,180	$12,141	$10,349

Segment operating income (loss):
Data and Analytics Services	$(154)	$744	$(282)	$290
IT Staffing Services	1,750	1,642	2,084	2,383

Subtotal	1,596	2,386	1,802	2,673
Unallocated Cost:
Amortization of acquired intangible assets	$(649)	$(693)	$(1,299)	$(1,386)
Finance and accounting transition expense	(688)	—	(688)	—
Severance expense	(232)	—	(1,641)	—
Interest income (expense), FX, gains (losses) and other, net	183	116	274	240

Income (loss) before income taxes	$210	$1,809	$(1,552)	$1,527

Below is a reconciliation of segment total assets to consolidated total assets:

	June 30, 2025	December 31, 2024
	(Amounts in thousands)
Total assets:
Data and Analytics Services	$41,295	$44,053
IT Staffing Services	69,097	67,431

Total assets	$110,392	$111,484

Below is geographic information related to our revenues from external customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Amounts in thousands)
United States	$48,582	$48,515	$96,334	$94,631
Canada	146	308	276	602
India and Other	369	711	804	1,124

Total revenues	$49,097	$49,534	$97,414	$96,357

13.	Recently Issued Accounting Standards
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

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the six months ended June 30, 2025.

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

Transition of the Company’s finance and accounting functions to India:

During the first quarter of 2025, the Company’s Board of Directors made the decision to implement a long-term cost-cutting initiative to transition the Company’s finance and accounting functions to India. During 2025, the Company expects to incur additional costs related to the duplication of resources and travel expenses during the training and knowledge transfer process. As of June 30, 2025, the Company has incurred approximately $200,000 of additional costs and estimates total expenses to range from $500,000 to $750,000 for the transition period.

Additionally, the Company expects to pay approximately $1.3 million of severance expense related to this initiative. As of June 30, 2025, the Company has incurred approximately $500,000 in severance. Post-transition cost savings are expected to approximate $1.2 million per annum.

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

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general North American economic conditions, particularly with respect to our IT Staffing Services segment. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing global economy, demand for our services tends to decline. With economic expansion in 2010 through 2019 activity levels improved. However, as economic conditions strengthened, we experienced increased tightness in the supply side (skilled IT professionals) of our businesses. These supply-side challenges pressured resource costs and, to some extent, gross margins. As we entered 2020, we were encouraged by continued growth in the domestic job markets and expanding U.S. and global economies. However, with the COVID-19 pandemic surfacing in the first quarter of 2020, we realized that economic growth would quickly turn into recessionary conditions, which had a material impact on activity levels in both of our business segments. In 2021, we were encouraged by the global rollout of vaccination programs and signs of economic improvement, however, the proliferation of COVID-19 variants had caused some uncertainty and disruption in the global markets. In 2022 and 2023, COVID-19-related concerns seemed to subside; however, increased inflation, challenges in the financial sector related to increasing interest rates, and concerns about a possible recession created much uncertainty and impacted demand for our services in the second half of 2022 and for the entire year of 2023. In 2024, economic conditions in North American improved over the course of the year as job growth and inflationary outlooks showed positive signs of improvement. However, as we move into the second half of 2025, uncertainty and caution continues to persist in the marketplace, driven in part by lingering questions around the direction and implementation of immigration, trade and other policies under the new administration (including the implementation of tariffs and other trade measures). These evolving dynamics have contributed to extended decision-making cycles and conservative spending behavior among clients. Given these and other factors, it remains difficult to reliably forecast how market conditions will develop for the remainder of 2025 or during 2026 and beyond.

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

Results of Operations for the Three Months Ended June 30, 2025 as Compared to the Three Months Ended June 30, 2024:

Revenues:

Revenues for the three months ended June 30, 2025 totaled $49.1 million, compared to $49.5 million for the corresponding three-month period in 2024. This 1% year-over-year revenue decrease reflected a modest revenue decrease in our IT Staffing Services segment and a 3% decline in our Data and Analytics Services segment. For the three months ended June 30, 2025, the Company had three clients that each had revenues in excess of 10% of total revenues (Fidelity 15.0%, Populus = 12.4% and CGI = 11.0%). For the three months ended June 30, 2024, the Company had two clients that each had revenues in excess of 10% of total revenues (CGI = 14.9% and Populus = 10.7%). The Company’s top ten clients represented approximately 58% and 53% of total revenues for the three months ended June 30, 2025 and 2024, respectively.

Below is a tabular presentation of revenues by reportable segment for the three months ended June 30, 2025 and 2024, respectively:

Revenues (Amounts in millions)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Data and Analytics Services	$8.6	$8.9
IT Staffing Services	40.5	40.6

Total revenues	$49.1	$49.5

Revenues from our Data and Analytics Services segment totaled $8.6 million in the second quarter ended June 30, 2025, which is slightly lower compared to $8.9 million in the corresponding period last year. While activity levels remained relatively flat to slightly down, we continue to see strong engagement from existing clients. New bookings in the second quarter of 2025 totaled approximately $5.8 million, compared to bookings of $9.2 million in the second quarter of 2024

Revenues from our IT Staffing Services segment totaled $40.5 million in the three months ended June 30, 2025, compared to $40.6 million during the corresponding 2024 period. Revenue was essentially flat year-over-year as lower demand for our services in 2025 was largely offset by higher bill rates. Billable consultants at June 30, 2025 totaled 980-consultants compared to 1,035-consultants one year earlier. During the first half of 2025, our billable consultant-base reduced by 26-consultants. Our average bill rate during the second quarter of 2025 was $85.32 per hour compared to $81.94 per hour in the corresponding 2024 quarter. The increase in average bill rate was due to higher quality of revenues in the new assignments during the first half of 2025 and was reflective of the types of skill sets that we deployed. Permanent placement / fee revenues were approximately $0.3 million during the 2025 second quarter, which were up $0.1 million from the corresponding 2024 quarter.

Gross Margins:

Gross profits in the second quarter of 2025 totaled $13.8 million, which was $0.2 million lower than the second quarter of 2024 gross profits. Gross profit as a percentage of revenue was 28.1% for the three-month period ended June 30, 2025, compared to 28.2% during the same period of 2024. This 10-basis point reduction in gross margins reflected higher margins in our IT Staffing Services business segments, offset by lower margins from our Data and Analytics Services segment during the current quarter.

Below is a tabular presentation of gross margin by reporting segment for the three months ended June 30, 2025 and 2024, respectively:

Gross Margin	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Data and Analytics Services	45.2%	49.2%
IT Staffing Services	24.5	23.6

Total gross margin	28.1%	28.2%

Gross margins from our Data and Analytics Services segment were 45.2% of revenues during the second quarter of 2025, which represented a decrease of 400-basis points compared to 49.2% of revenues during the second quarter of 2024. The margin reduction was primarily the result of a lower utilization rate in the 2025 quarter compared to the second quarter of 2024.

Gross margins from our IT Staffing Services segment were 24.5% in the second quarter of 2025 compared to 23.6% during the corresponding quarter of 2024. This 90-basis point increase was due to higher quality placements on new assignments in 2025.

Selling, General and Administrative (“SG&A”) Expenses:

Below is a tabular presentation of operating expenses by expense category for the three months ended June 30, 2025 and 2024, respectively:

SG&A Expenses (Amounts in millions)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Data and Analytics Services Segment
Sales and Marketing	$1.8	$1.9
Operations	0.2	0.2
General & Administrative	2.0	1.5

Subtotal Data and Analytics Services	$4.0	$3.6

IT Staffing Services Segment
Sales and Marketing	$2.4	$2.2
Operations	1.8	2.1
General & Administrative	4.0	3.7

Subtotal IT Staffing Services	$8.2	$8.0

Amortization of Acquired Intangible Assets	$0.7	$0.7
Severance Expense	0.2	—
Finance and Accounting Transition Expense	0.7	—

Total SG&A Expenses	$13.8	$12.3

SG&A expenses for the three months ended June 30, 2025, totaled $13.8 million or 28.1% of total revenues, compared to $12.3 million or 24.8% of total revenues for the three months ended June 30, 2024. Excluding the severance expense and finance and accounting transition expense in the 2025 period and the amortization of acquired intangible assets in both periods, SG&A expense as a percentage of total revenues would have been 24.8% and 23.4%, respectively.

Fluctuations within SG&A expense components during the second quarter of 2025, compared to the second quarter of 2024, included the following:

•

Sales expense was $0.1 million higher in the 2025 period compared to the corresponding 2024 period. The increase was primarily related to our IT Staffing Services segment, which had higher recruiting costs for sales leadership. Sales expenses in our Data and Analytics Services segment were essentially flat.

•

Operations expenses decreased by $0.3 million in the 2025 period compared to the corresponding 2024 period. The entire decline occurred in our IT Staffing Services segment due to staff reductions. In our Data and Analytics Services segment, operating expenses were essentially flat.

•

General and administrative expenses increased by $0.8 million in the 2025 period compared to the corresponding 2024 period. General and administrative expenses in our Data and Analytics Services segment increased by $0.5 million due to bad debt expense, executive leadership hires and higher stock-based compensation expense in the 2025 period. In our IT Staffing Services segment, general and administrative expenses increased by $0.3 million largely due to executive leadership hires, and higher stock-based compensation expense.

•	Amortization of acquired intangible assets was $0.7 million in both the 2025 and 2024 periods.

•	Severance expense was $0.2 million in the 2025 period, compared to no expense in the second quarter of 2024. The expense related to the Company’s exiting IT Staffing Sales Management.

•

Finance and accounting transition expense was $0.7 million in the 2025 period, compared to no expense in the second quarter of 2024. The expense relates to the Company’s decision to transition the Company’s finance and accounting functions to India and includes severance and additional costs related to the duplication of resources and travel expenses during the training and knowledge transfer process.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended June 30, 2025, consisted of interest income of $190,000 and foreign exchange losses of ($7,000). For the three months ended June 30, 2024, Other Income / (Expense) consisted of interest income of $130,000 and foreign exchange losses of ($14,000). The higher level of interest income was reflective of higher cash balances in the 2025 period.

Income Tax Expense (Benefit):

Income tax expense (benefit) for the three months ended June 30, 2025, totaled $75,000, representing an effective tax rate on pre-tax income of 35.7%, compared to $418,000 expense for the three months ended June 30, 2024, which represented an effective tax rate on pre-tax income of 23.1%. In the 2024 period our effective tax rate was favorably impacted by a partial reversal of our tax valuation allowance due to profit generation in two of our foreign subsidiaries during the second quarter.

Results of Operations for the Six Months Ended June 30, 2025 as Compared to the Six Months Ended June 30, 2024:

Revenues:

Revenues for the six months ended June 30, 2025, totaled $97.4 million, compared to $96.4 million for the corresponding six- month period in 2024. This 1% year-over-year revenue increase reflected a 4% increase in our Data and Analytics Services segment and a 1% increase in our IT Staffing Services segment. For the six months ended June 30, 2025, the Company had three clients that each had revenues in excess of 10% of total revenues (Fidelity = 14.0%, Populus = 12.1% and CGI = 11.5%). For the six months ended June 30, 2024, the Company had two clients that each had revenues in excess of 10% of total revenues (CGI = 16.1% and Populus = 10.1%). The Company’s top ten clients represented approximately 58% and 52% of total revenues for the six months ended June 30, 2025 and 2024, respectively.

Below is a tabular presentation of revenues by reportable segment for the six months ended June 30, 2025 and 2024, respectively:

Revenues (Amounts in millions)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Data and Analytics Services	$17.5	$17.0
IT Staffing Services	79.9	79.4

Total revenues	$97.4	$96.4

Revenues from our Data and Analytics Services segment totaled $17.5 million during the six months ended June 30, 2025, compared to $17.0 million in the corresponding six-month period last year. The 4% year-over-year increase largely reflected strong revenues during the first quarter of 2025 compared to the corresponding quarter of 2024. Order bookings for the first six months of 2025 totaled approximately $17.4 million, compared to bookings of $19 million for the first six months of 2024.

Revenues from our IT Staffing Services segment totaled $79.9 million in the six months ended June 30, 2025, compared to $79.4 million during the corresponding 2024 period. This 1% increase largely reflected an increase in average bill rate due to higher quality of placements, offset by a lower level of billable consultants. At June 30, 2025 billable consultants totaled 980-consultants compared to 1,035-consultants at June 30, 2024.

Gross Margins:

Gross profits in the six months ended June 30, 2025 totaled $26.7 million compared to $26.1 million in the corresponding period last year. Gross profit as a percentage of revenue was 27.4% for the six-month period ended June 30, 2025, compared to 27.1% during the same period of 2024. This 30-basis point increase largely reflected improvements in our IT Staffing Services segment, offset by lower margins in our Data and Analytics Services segment.

Below is a tabular presentation of gross margin by reporting segment for the six months ended June 30, 2025 and 2024, respectively:

Gross Margin	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Data and Analytics Services	44.6%	47.9%
IT Staffing Services	23.6	22.7

Total gross margin	27.4%	27.1%

Gross margins from our Data and Analytics Services segment were 44.6% of revenues during the six-month period ended June 30, 2025, compared to 47.9% in the corresponding period of 2024. This gross margin decrease reflected lower utilization rates during the first six months of 2025.

Gross margins from our IT Staffing Services segment were 23.6% in the six months ended June 30, 2025, compared to 22.7% during the corresponding period of 2024. This 90-basis point increase was due to higher margins and bill rates on new assignments in 2025.

Selling, General and Administrative (“SG&A”) Expenses:

Below is a tabular presentation of operating expenses by expense category for the six months ended June 30, 2025, and 2024, respectively:

SG&A Expenses (Amounts in millions)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Data and Analytics Services Segment
Sales and Marketing	$3.9	$4.3
Operations	0.3	0.3
General & Administrative	3.9	3.2

Subtotal Data and Analytics Services	$8.1	$7.8

IT Staffing Services Segment
Sales and Marketing	$4.6	$4.4
Operations	3.9	4.1
General & Administrative	8.3	7.1

Subtotal IT Staffing Services	$16.8	$15.6

Amortization of Acquired Intangible Assets	$1.3	$1.4
Severance Expense	1.6	—
Finance and Accounting Transition Expense	0.7	—

Total SG&A Expenses	$28.5	$24.8

SG&A expenses for the six months ended June 30, 2025, totaled $28.5 million or 29.3% of total revenues, compared to $24.8 million or 25.8% of total revenues for the six months ended June 30, 2024. Excluding the severance expense and finance and accounting transition expense in the 2025 period and the amortization of acquired intangible assets in both periods, SG&A expense as a percentage of total revenues would have been 25.6% and 24.3%, respectively.

Fluctuations within SG&A expense components during the first six months of 2025, compared to the first six months of 2024, included the following:

•

Sales expense decreased by $0.2 million in the 2025 period compared to the corresponding 2024 period. In our Data and Analytics Services segment sales expense decreased by $0.4 million which was due to headcount reductions. Sales expenses in our IT Staffing Services segment were up $0.2 million compared to the previous year due to higher recruiting costs for sales leadership.

•	Operations expense decreased by $0.2 million in the 2025 period compared to the corresponding 2024 period. The entire decline occurred in our IT Staffing Services segment due to staff reductions.

•

General and administrative expense increased by $1.9 million in the 2025 period compared to the corresponding 2024 period. General and administrative expense in our IT Staffing Services segment, increased by $1.2 million largely due to executive compensation, including stock-based compensation, as well as higher recruiting fees. In our Data and Analytics Services segment, general and administrative expense increased by $0.7 million primarily due to executive compensation, including stock based compensation, and bad debt expense.

•	Amortization of acquired intangible assets was $0.1 million lower in the 2025 period compared to the corresponding 2024 period, as a portion of our intangible assets became fully amortized in 2025.

•	Severance expense was $1.6 million in the 2025 period, compared to no expense in the 2024 period. The expense related to the Company’s exiting Chief Financial Officer and IT Staffing Sales Management.

•

Finance and accounting transition expense was $0.7 million in the 2025 period, compared to no expense in the 2024 period. The expense relates to the Company’s decision to transition the Company’s finance and accounting functions to India and includes severance and additional costs related to the duplication of resources and travel expenses during the training and knowledge transfer process.

Other Income / (Expense) Components:

Other Income / (Expense) for the six months ended June 30, 2025, consisted of net interest income of $305,000 and foreign exchange losses of ($31,000). For the six months ended June 30, 2024, Other Income / (Expense) consisted of interest income of $284,000 and foreign exchange losses of ($44,000). The interest income was reflective of higher cash balances on hand in the 2025 period.

Income Tax Expense:

Income tax expense (benefit) for the six months ended June 30, 2025 totaled $(248,000) representing an effective tax rate on pre-tax income of 16.0% compared to $297,000 for the six months ended June 30, 2024, which represented a 19.4% effective tax rate on pre-tax income. The 2025 period tax rate compared to the 2024 period reflected a favorable adjustment to our tax valuation allowance due to the utilization of Singapore tax benefits offset by shortfalls in the expected tax benefits of option exercised in 2024.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

As of June 30, 2025, we had no bank debt, cash balances on hand of $27.9 million and approximately $22.2 million of borrowing capacity under our existing credit facility.

Historically, we have funded our organic business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. As of June 30, 2025, our accounts receivable “days sales outstanding” (“DSOs”) measurement remained steady at 53-days, which was the level reported at June 30, 2024.

We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility will be adequate to fund our business needs and support our share repurchase program that we announced in February 2023 over the next twelve months, absent any acquisition-related activities.

Cash flows provided by (used in) operating activities:

Cash provided by operating activities for the six months ended June 30, 2025, totaled $0.3 million compared to cash (used in) operating activities of ($0.1 million) during the six months ended June 30, 2024. Elements of cash flow during the 2025 period were a net (loss) of ($1.3) million, non-cash charges of $1.3 million and a decrease in operating working capital levels of $0.3 million. Elements of cash flow during the corresponding 2024 period were a net income of $1.2 million, non-cash charges of $2.9 million and an increase in operating working capital levels of ($4.2 million). Operating working capital decreased in 2025 due to lower accounts receivable and an increase in other accrued liabilities.

Cash flows (used in) investing activities:

Cash (used in) investing activities for the six months ended June 30, 2025, was ($188,000) compared to ($751,000) for the six months ended June 30, 2024. In 2025 investing activities included capital expenditures of ($169,000), and office lease deposits of ($19,000). In 2024, investing activities consisted of capital expenditures.

Cash flows provided by (used in) financing activities:

Cash provided by financing activities for the six months ended June 30, 2025, totaled $64,000 and consisted of proceeds from the exercise of stock options of $108,000, the issuance of common shares related to our Employee Stock Purchase Plan of $70,000, partially offset by the purchase of treasury shares of ($114,000). Cash provided by financing activities for the six months ended June 30, 2024, totaled $378,000 and consisted of proceeds from the exercise of stock options of $322,000, the issuance of common shares related to our Employee Stock Purchase Plan of $136,000, partially offset by the purchase of treasury shares of ($80,000).

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

Interest Rates

As of June 30, 2025, we had no outstanding borrowings under the Credit Agreements — Refer to Note 8 — “Credit Facility” in the Notes to Condensed Consolidated Financial Statements, included herein.

Currency Fluctuations

The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s subsidiary in Canada is the U.S. dollar because the majority of its revenue is denominated in U.S. dollars. The functional currencies of the Company’s Indian and European subsidiaries are the local currency of the location of such subsidiary. The results of operations of the Company’s Indian and European subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian and European subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Condensed Consolidated Statements of Operations, and have not been material for all periods presented. A hypothetical 10% increase or decrease in overall foreign currency rates in the first six months of 2025 would not have had a material impact on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our Common Stock repurchased during the quarter ended June 30, 2025 is set forth in the following table:

Period	Total Number of Shares Purchased (1)	Average Price per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (1)
April 1, 2025 — April 30, 2025	—	$—	—	423,079
May 1, 2025 — May 31, 2025	6,201	$7.33	—	416,878
June 1, 2025 — June 30, 2025	10,310	$6.64	—	406,568

Total	16,511	$6.90	—	406,568

(1)
On February 8, 2023, the Company announced that the Board of Directors authorized a share repurchase program of up to 500,000 shares of Common Stock over a two-year
period. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques (including a
Rule 10b5-1
program), or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Board of Directors. On February 19, 2025, the Company announced that the Board of Directors had authorized an extension of its previously announced share repurchase program for an additional year through February 8, 2026. The Company did not repurchase any shares of its Common Stock during the quarter ended June 30, 2025, other than through this publicly announced share repurchase program.

ITEM 5.	OTHER INFORMATION
Rule 10b5-1 Trading Plans of Directors and Section 16 Officers
During the fiscal quarter ended June 30, 2025, none
of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
Rule 10b5-1 Trading Plans of the Company
On June 9, 2025, the Company entered into a Rule 10b5-1 and Rule 10b-18 Repurchase Plan (the “10b5-1 Plan”) under our share repurchase program. The 10b5-1 Plan is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) and authorizes the purchase of up to 406,568 shares of our Common Stock. The 10b5-1 Plan expires on February 8, 2026 if not otherwise terminated or amended. During the three months ended June 30, 2025, we did not purchase any shares of our Common Stock under the
10b5-1
Plan. Future repurchases may be made in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, The Company has no obligation to repurchase any shares of Common Stock under the
10b5-1
Plan and may suspend or terminate the
10b5-1
Plan at any time.

ITEM 6.	EXHIBITS

(a) Exhibits

10.1	Executive Employment Agreement, made as of March 31, 2025, by and between Mastech Digital, Inc. and Kannan Sugantharaman (incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2025)

10.2	Executive Employment Agreement, made as of March 31, 2025, by and between Mastech Digital Private Limited and Kannan Sugantharaman (incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2025)

10.3	First Amendment to Mastech Digital, Inc. Stock Incentive Plan, as Amended and Restated, executed May 14, 2025, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on May 19, 2025

10.4	Confidential Separation Agreement and General Release among Mastech Digital, Inc., Mastech Digital Technologies, Inc. and John J. Cronin, Jr.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of August, 2025.

MASTECH DIGITAL, INC.

August 13, 2025	/s/ NIRAV PATEL
Nirav Patel Chief Executive Officer

/s/ KANNAN SUGANTHARAMAN
Kannan Sugantharaman
Chief Financial Officer
(Principal Financial Officer)