Form 10-Q
period 2025-09-30
Mastech Digital, Inc.
filed 2025-11-13
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2025 was 11,697,331.

MASTECH DIGITAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$48,496	$51,839	$145,910	$148,196
Cost of revenues	35,035	37,068	105,737	107,314
Gross profit	13,461	14,771	40,173	40,882
Selling, general and administrative expenses	12,641	12,332	41,179	37,156
Income (loss) from operations	820	2,439	(1,006)	3,726
Interest income (expense), net	266	163	571	447
Other income (expense), net	149	(30)	118	(74)
Income (loss) before income taxes	1,235	2,572	(317)	4,099
Income tax expense (benefit)	294	697	46	994
Net income (loss)	$941	$1,875	$(363)	$3,105
Earnings (loss) per share:
Basic	$.08	$.16	$(.03)	$.27
Diluted	$.08	$.16	$(.03)	$.26
Weighted average common shares outstanding:
Basic	11,762	11,695	11,761	11,654
Diluted	11,945	12,011	11,761	11,949

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$941	$1,875	$(363)	$3,105
Other comprehensive income (loss):
Foreign currency translation adjustments	(418)	(44)	(411)	(71)
Total other comprehensive income (loss), net of taxes	(418)	(44)	(411)	(71)
Total comprehensive income (loss)	$523	$1,831	$(774)	$3,034

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$32,747	$27,742
Accounts receivable, net of allowance for credit losses of $275 in 2025 and $311 in 2024	20,560	23,845
Unbilled receivables	8,303	7,598
Prepaid and other current assets	7,680	7,020
Total current assets	69,290	66,205
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	3,822	3,671
Enterprise software	4,185	4,185
Leasehold improvements	739	742
	8,746	8,598
Less – accumulated depreciation and amortization	(7,006)	(6,600)
Net equipment, enterprise software, and leasehold improvements	1,740	1,998
Operating lease right-of-use assets, net	2,865	3,832
Deferred income taxes	1,464	1,298
Deferred financing costs, net	118	189
Deferred compensation, net	1,125	—
Non-current deposits	446	444
Goodwill, net of impairment	27,210	27,210
Intangible assets, net of amortization	8,359	10,308
Total assets	$112,617	$111,484
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	3,412	4,683
Accrued payroll and related costs	16,872	13,750
Current portion of operating lease liability	1,287	1,265
Other accrued liabilities	693	550
Deferred revenue	308	329
Total current liabilities	22,572	20,577
Long-term liabilities:
Long-term operating lease liability, less current portion	1,466	2,486
Long-term severance liability	572	987
Total liabilities	24,610	24,050
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 100,000,000 shares authorized and 13,595,248 shares issued as of September 30, 2025 and 13,444,712 shares issued as of December 31, 2024	136	135
Additional paid-in-capital	41,215	38,277
Retained earnings	55,454	55,817
Accumulated other comprehensive income (loss)	(2,321)	(1,910)
Treasury stock, at cost; 1,931,964 shares as of September 30, 2025 and 1,723,341 shares as of December 31, 2024	(6,477)	(4,885)
Total shareholders’ equity	88,007	87,434
Total liabilities and shareholders’ equity	$112,617	$111,484

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2024	$135	$38,277	$55,817	$(4,885)	$(1,910)	$87,434
Net (loss)	—	—	(1,439)	—	—	(1,439)
Other comprehensive gain, net of taxes	—	—	—	—	30	30
Stock-based compensation expense	—	895	—	—	—	895
Stock options exercised	—	27	—	—	—	27
Balances, March 31, 2025	$135	$39,199	$54,378	$(4,885)	$(1,880)	$86,947
Net income	—	—	135	—	—	135
Employee common stock purchases	—	70	—	—	—	70
Other comprehensive (loss), net of taxes	—	—	—	—	(23)	(23)
Stock-based compensation expense	—	714	—	—	—	714
Stock options exercised	—	81	—	—	—	81
Shares repurchased	—	—	—	(114)	—	(114)
Balances, June 30, 2025	$135	$40,064	$54,513	$(4,999)	$(1,903)	$87,810
Net income	—	—	941	—	—	941
Other comprehensive (loss), net of tax	—	—	—	—	(418)	(418)
Stock-based compensation expense	—	729	—	—	—	729
Stock options exercised	1	422	—	—	—	423
Purchase of treasury stock	—	—	—	(1,478)	—	(1,478)
Balances, September 30, 2025	$136	$41,215	$55,454	$(6,477)	$(2,321)	$88,007

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2023	$133	$35,345	$52,415	$(4,805)	$(1,644)	$81,444
Net (loss)	—	—	(161)	—	—	(161)
Other comprehensive (loss), net of taxes	—	—	—	—	(28)	(28)
Stock-based compensation expense	—	550	—	—	—	550
Shares repurchased	—	—	—	(80)	—	(80)
Balances, March 31, 2024	$133	$35,895	$52,254	$(4,885)	$(1,672)	$81,725
Net income	—	—	1,391	—	—	1,391
Employee common stock purchases	—	136	—	—	—	136
Other comprehensive gain, net of taxes	—	—	—	—	1	1
Stock-based compensation expense	—	461	—	—	—	461
Stock options exercised	1	321	—	—	—	322
Balances, June 30, 2024	$134	$36,813	$53,645	$(4,885)	$(1,671)	$84,036
Net income	—	—	1,875	—	—	1,875
Other comprehensive (loss), net of tax	—	—	—	—	(44)	(44)
Stock-based compensation expense	—	542	—	—	—	542
Stock options exercised	—	118	—	—	—	118
Balances, September 30, 2024	$134	$37,473	$55,520	$(4,885)	$(1,715)	$86,527

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Net income (loss)	$(363)	$3,105
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	2,521	2,670
Bad debt expense	36	(92)
Interest amortization of deferred financing costs	71	71
Stock-based compensation expense	2,338	1,553
Deferred income taxes, net	(170)	185
Operating lease assets and liabilities, net	31	27
Amortization of deferred compensation	375	—
Long-term severance liability	(415)	—
Payment of deferred compensation	(2,000)	—
Loss on disposition of fixed assets	4	21
Long term accrued income taxes	—	(69)
Working capital items:
Accounts receivable and unbilled receivables	2,543	(4,147)
Prepaid and other current assets	(276)	(2,399)
Accounts payable	(1,257)	(18)
Accrued payroll and related costs	3,211	2,377
Other accrued liabilities	149	(305)
Deferred revenue	(21)	175
Net cash flows provided by (used in) operating activities	6,777	3,154
INVESTING ACTIVITIES:
Recovery of (payment for) non-current deposits	(18)	1
Capital expenditures	(351)	(826)
Net cash flows (used in) investing activities	(369)	(825)
FINANCING ACTIVITIES:
Proceeds from the issuance of common shares	70	136
Purchase of treasury stock	(1,592)	(80)
Proceeds from the exercise of stock options	530	440
Net cash flows provided by (used in) financing activities	(992)	496
Effect of exchange rate changes on cash and cash equivalents	(411)	(87)
Net change in cash and cash equivalents	5,005	2,738
Cash and cash equivalents, beginning of period	27,742	21,147
Cash and cash equivalents, end of period	$32,747	$23,885

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

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

Accounting Principles

The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2024, included in our Annual Report on Form 10-K filed with the SEC on March 14, 2025. Additionally, our operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that can be expected for the year ending December 31, 2025 or for any other period.

Principles of Consolidation

The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024, for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the nine months ended September 30, 2025.

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

The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Amounts in thousands)
Data and Analytics Services Segment
Time-and-material Contracts	$7,715	$6,123	$21,190	$18,417
Fixed-price Contracts	195	3,275	4,269	7,924
Subtotal Data and Analytics Services	$7,910	$9,398	$25,459	$26,341
IT Staffing Services Segment
Time-and-material Contracts	$40,586	$42,374	$120,451	$121,788
Fixed-price Contracts	—	67	—	67
Subtotal IT Staffing Services	$40,586	$42,441	$120,451	$121,855
Total Revenues	$48,496	$51,839	$145,910	$148,196

For the three months ended September 30, 2025, the Company had three clients (Fidelity = 18.1%, Populus = 12.7% and CGI = 10.4%) that each exceeded 10% of total revenues. For the nine months ended September 30, 2025, the Company had the same three clients (Fidelity = 15.4%, Populus = 12.3% and CGI = 11.1%) that each exceeded 10% of total revenues. For the three months ended September 30, 2024, the Company had two clients (CGI = 14.0% and Allegis = 11.7%) that each exceeded 10% of total revenues. For the nine months ended September 30, 2024, the Company had the same two clients (CGI = 15.4% and Allegis = 10.6%) that each exceeded 10% of total revenues.

The Company’s top ten clients represented approximately 59% and 56% of total revenues for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the Company’s top ten clients represented approximately 58% and 54% of total revenues, respectively.

The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Amounts in thousands)
United States	$48,078	$51,043	$144,412	$145,674
Canada	112	198	388	800
India and Other	306	598	1,110	1,722
Total revenues	$48,496	$51,839	$145,910	$148,196

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

A reconciliation of the beginning and ending amounts of goodwill by operating segment for the periods ended September 30, 2025 and December 31, 2024 is as follows:

	Nine Months Ended September 30, 2025	Twelve Months Ended December 31, 2024
	(in thousands)
IT Staffing Services:
Beginning balance	$8,427	$8,427
Goodwill recorded	—	—
Impairment	—	—
Ending Balance	$8,427	$8,427

	Nine Months Ended September 30, 2025	Twelve Months Ended December 31, 2024
	(in thousands)
Data and Analytics Services:
Beginning balance	$18,783	$18,783
Goodwill recorded	—	—
Impairment	—	—
Ending Balance	$18,783	$18,783

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$6,861	$1,138
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	12,639	7,002
Covenant-not-to-compete	5	1,201	1,201	—
Trade name	5	1,711	1,711	—
Technology	7	1,979	1,760	219
Total Intangible Assets		$33,099	$24,740	$8,359

	As of December 31, 2024
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$6,361	$1,638
Covenant-not-to-compete	5	319	319	0
Trade name	3	249	249	0
Data and Analytics Services:
Client relationships	12	19,641	11,413	8,228
Covenant-not-to-compete	5	1,201	1,135	66
Trade name	5	1,711	1,637	74
Technology	7	1,979	1,677	302
Total Intangible Assets		$33,099	$22,791	$10,308

Amortization expense for the three and nine-month periods ended September 30, 2025 totaled $650,000 and $1.9 million, respectively and is included in selling, general and administrative expenses in the Consolidated Statement of Operations. For the three and nine-month periods ended September 30, 2024, amortization expense was $657,000 and $2.0 million, respectively.

The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2025 through 2029 is as follows:

	Years Ended December 31,
	2025	2026	2027	2028	2029
	(Amounts in thousands)
Amortization expense	$2,553	$2,413	$2,025	$1,637	$1,000

4.
Leases

The Company rents certain office facilities and equipment under noncancelable operating leases. As of September 30, 2025, approximately 94,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All of our leases are classified as operating leases. The average initial lease term is 3.9 years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from less than one year to 4.0 years with a weighted average of 2.5 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

The following table summarizes the balance sheet classification of the lease assets and related lease liabilities:

	September 30, 2025	December 31, 2024
	(in thousands)
Assets:
Long-term operating lease right-of-use assets	$2,865	$3,832
Liabilities:
Short-term operating lease liability	$1,287	$1,265
Long-term operating lease liability	1,466	2,486
Total Liabilities	$2,753	$3,751

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of September 30, 2025
(in thousands)
2025 (for remainder of year)	$353
2026	1,401
2027	757
2028	259
2029	196
Thereafter	—
Total	$2,966
Less: Imputed interest	(213)
Present value of operating lease liabilities	$2,753

The weighted average discount rate used to calculate the present value of future lease payments was 5.7%.

We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the three and nine months ended September 30, 2025 totaled $0.4 million and $1.2 million, respectively. Rental expense for the three and nine months ended September 30, 2024 totaled $0.4 million and $1.1 million, respectively.

Total cash paid for lease liabilities for the three and nine months ended September 30, 2025 totaled $0.4 million and $1.1 million, respectively. Total cash paid for lease liabilities for the three and nine months ended September 30, 2024 totaled $0.4 million and $1.1 million, respectively.

There were no new leases entered into during the three and nine months ended September 30, 2025 and 2024. New leases are considered non-cash transactions.

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

6.
Employee Benefit Plan

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S. based salaried and W-2 hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. The Company did not provide for any matching contributions for the three and nine months ended September 30, 2025 and 2024.

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

During the three months ended September 30, 2025, the Company granted zero restricted share units and 92,000 stock options at an average strike price of $7.28 under the Plan. During the three months ended September 30, 2024, the Company granted 10,518 restricted share units and no stock options under the Plan.

During the nine months ended September 30, 2025, the Company granted 22,140 restricted share units and 327,000 stock options at an average strike price of $7.45 under the Plan and 702,358 stock options at a strike price of $15.41 under the 2024 Inducement Stock Incentive Plan. During the nine months ended September 30, 2024, the Company granted 40,130 restricted share units and 525,000 stock options at an average strike price of $8.41 under the Plan. As of September 30, 2025 there were 975,000 shares of Common Stock available for grants under the Plan.

Stock-based compensation expense for the three months ended September 30, 2025 and 2024 was $729,000 and $542,000, respectively, and for the nine months ended September 30, 2025 and 2024 was $2.3 million and $1.6 million, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2025, the Company issued 82,520 and 122,451 shares, respectively, related to the grant of restricted share units and the exercise of stock options. During the three and nine months ended September 30, 2024, the Company issued 17,281 and 87,924 shares, respectively, related to the grant of restricted share units and the exercise of stock options.

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

During the three months ended September 30, 2025 and 2024, there were no shares issued under the Employee Stock Purchase Plan. During the nine months ended September 30, 2025 and 2024, there were 11,483 shares and 21,329 shares issued under the Employee Stock Purchase Plan at a share price of $6.09 and $6.38, respectively. Stock-based compensation expense related to the Stock Purchase Plan for the three months ended September 30, 2025 and 2024 totaled $8,000 and $11,000, respectively. Stock-based compensation expense related to the Stock Purchase Plan for the nine months ended September 30, 2025 and 2024 totaled $50,000 and $65,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025 and 2024. As of September 30, 2025, there were 420,576 shares available for purchases under the Employee Stock Purchase Plan.

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

The Company pledged substantially all of its assets in support of the Credit Agreement. The Credit Agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the Credit Agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of September 30, 2025, the Company was in compliance with all applicable provisions of the Credit Agreement.

In connection with securing the commitments under the Credit Agreement and the April 20, 2018, October 1, 2020, December 29, 2021 and December 29, 2023 amendments to the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $1,039,000, which were capitalized and are being amortized as interest expense over the life of the Credit Facility. Deferred financing costs of $118,000 and $189,000 (net of amortization) as of September 30, 2025, and December 31, 2024, respectively, are presented as long-term assets in the Company’s Consolidated Balance Sheets.

As of September 30, 2025, and December 31, 2024, the Company’s outstanding borrowings under the Revolver totaled zero dollars; and unused borrowing capacity available was approximately $20.8 million and $22.5 million, respectively. There were no outstanding borrowings under the Term Loan at September 30, 2025, and December 31, 2024. On May 9, 2024, the Company issued two standby Letters of Credit for $162,000 each from PNC Bank to a Vietnam client to secure certain performance and advance payment guarantees made to the client on an existing fixed price Data and Analytics Services assignment. The letters of credit are scheduled to expire on March 21, 2026.

9.
Income Taxes

The components of income (loss) before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Amounts in thousands)
Income (loss) before income taxes:
Domestic	$791	$1,748	$(2,213)	$2,047
Foreign	444	824	1,896	2,052
Income (loss) before income taxes	$1,235	$2,572	$(317)	$4,099

The Company has foreign subsidiaries which generate revenues from non-U.S.-based clients. Additionally, these subsidiaries provide services to the Company’s U.S. operations.

The provision (benefit) for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Amounts in thousands)
Current provision (benefit):
Federal	$(179)	$351	$(442)	$227
State	13	77	(35)	64
Foreign	250	216	689	517
Total current provision (benefit)	84	644	212	808
Deferred provision (benefit):
Federal	245	44	(116)	140
State	49	8	(18)	27
Foreign	(90)	1	(32)	19
Total deferred provision (benefit)	204	53	(166)	186
Change in valuation allowance	6	-	-	-
Total provision (benefit) for income taxes	$294	$697	$46	$994

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision (benefit) for income taxes for the three and nine months ended September 30, 2025 and 2024 were as follows (amounts in thousands):

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
Income taxes computed at the federal statutory rate	$259	21.0%	$540	21.0%
State income taxes, net of federal tax benefit	64	5.2	120	4.6
Excess tax expense (benefit) from stock options/restricted shares	163	13.2	25	1.0
Worthless stock deduction	—	—	—	—
Difference in income tax rate on foreign earnings/other	(198)	(16.1)	12	0.5
Change in valuation allowance	6	0.5	—	—
	$294	23.8%	$697	27.1%

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
Income taxes computed at the federal statutory rate	$(67)	(21.0)%	$861	21.0%
State income taxes, net of federal tax benefit	(51)	(16.1)	101	2.5
Excess tax expense (benefit) from stock options/restricted shares	155	48.9	156	3.8
Worthless stock deduction	—	—	(248)	(6.1)
Difference in income tax rate on foreign earnings/other	9	2.7	124	3.0
Change in valuation allowance	—	—	—	—
	$46	14.5%	$994	24.2%

We evaluate deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. GAAP accounting guidance requires us to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative using a “more likely than not” standard. Our assessment considers, among other things, the nature of cumulative losses; forecast of future profitability; the duration of statutory carry-forward periods and tax planning alternatives. Our valuation allowance was comprised of net operating losses in Ireland and the United Kingdom and totaled $452,000 at both September 30, 2025, and December 31, 2024.

10.
Shareholders’ Equity

On February 8, 2023, the Company announced that the Board of Directors authorized a share repurchase program of up to 500,000 shares of the Company’s common stock over a two-year period. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques (including Rule 10b5-1 programs), or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Board of Directors. On February 19, 2025, the Company announced that the Board of Directors had authorized an extension of its previously announced share repurchase program for an additional year through February 8, 2026.

During the three and nine months ended September 30,2025, the Company repurchased 192,112 and 208,623 shares of common stock at an average price of $7.68 and $7.62 per share, respectively under this program, including 138,500 shares of common stock through a block purchase at an average price of $7.64 per share. During the three months ended September 30, 2024, the Company did not purchase any shares under this program. During the nine months ended September 30, 2024, the Company repurchased 9,222 shares of common stock at an average price of $8.70 per share under this program. Common shares available for share repurchase under this program totaled 214,456 shares on September 30, 2025.

Additionally, the Company makes stock purchases from time to time to satisfy employee tax obligations related to its Stock Incentive Plan. The Company did not purchase any shares to satisfy employee tax obligations during the three and nine months ended September 30, 2025 and 2024.

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

For the three months ended September 30, 2025, there were 2,330,000 anti-dilutive stock options excluded from the computation of diluted earnings per share. For the nine months ended September 30, 2025, all stock options and restricted shares were anti-dilutive and excluded from the computation of diluted (loss) per share. For the three and nine months ended September 30, 2024, there were 1,005,000 and 1,057,000 anti-dilutive stock options excluded from the computation of diluted earnings per share, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Amounts in thousands)
Revenues:
Data and Analytics Services	$7,910	$9,398	$25,459	$26,341
IT Staffing Services	40,586	42,441	120,451	121,855
Total revenues	$48,496	$51,839	$145,910	$148,196
Cost of Revenues:
Data and Analytics Services	$4,268	$4,635	$13,987	$13,464
IT Staffing Services	30,513	32,433	91,496	93,850
Total cost of revenues[1]	$34,781	$37,068	$105,483	$107,314
Gross Profit:
Data and Analytics Services	$3,642	$4,763	$11,472	$12,877
IT Staffing Services	10,073	10,008	28,955	28,005
Total gross profit[1]	$13,715	$14,771	$40,427	$40,882
Gross Margin %:
Data and Analytics Services	46.0%	50.7%	45.1%	48.9%
IT Staffing Services	24.8%	23.6%	24.0%	23.0%
Total gross margin %[1]	28.3%	28.5%	27.7%	27.6%
Sales & Marketing Expenses:
Data and Analytics Services	$1,213	$1,722	$5,052	$6,001
IT Staffing Services	1,505	2,275	6,191	6,672
Total sales & marketing expenses	$2,718	$3,997	$11,243	$12,673

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Amounts in thousands)
Operations Expenses:
Data and Analytics Services	$115	$167	$461	$510
IT Staffing Services	1,817	2,275	5,715	6,345
Total operations expenses	$1,932	$2,442	$6,176	$6,855
General & Administrative Expenses:
Data and Analytics Services	$2,000	$1,729	$5,927	$4,931
IT Staffing Services	3,574	3,507	11,788	10,654
Total general & administrative expenses	$5,574	$5,236	$17,715	$15,585
Segment operating income (loss):
Data and Analytics Services	$313	$1,145	$31	$1,435
IT Staffing Services	3,178	1,951	5,262	4,334
Subtotal	3,491	3,096	5,293	5,769
Unallocated Cost:
Amortization of acquired intangible assets	$(650)	$(657)	$(1,949)	$(2,043)
Finance and accounting transition expense	(937)	—	(1,625)	—
Severance expense[1]	(1,084)	—	(2,725)	—
Interest income (expense), FX, gains (losses) and other, net	415	133	689	373
Income (loss) before income taxes	$1,235	$2,572	$(317)	$4,099

(1) Gross margin differences between the supplemental segment and consolidated results primarily reflect non-allocated severance expense of $0.3 million recorded in cost of goods sold during the third quarter of 2025.

Below is a reconciliation of segment total assets to consolidated total assets:

	September 30, 2025	December 31, 2024
	(Amounts in thousands)
Total assets:
Data and Analytics Services	$40,674	$44,053
IT Staffing Services	71,943	67,431
Total assets	$112,617	$111,484

Below is geographic information related to our revenues from external customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Amounts in thousands)
United States	$48,078	$51,043	$144,412	$145,674
Canada	112	198	388	800
India and Other	306	598	1,110	1,722
Total revenues	$48,496	$51,839	$145,910	$148,196

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The amendments in this ASU introduce a practical expedient for all entities and provide entities other than public business entities with an accounting policy election when applying Topic 326 to current accounts receivable and contract assets arising from transactions under Topic 606, Revenue from Contracts with Customers. The practical expedient is intended to simplify the estimation of expected credit losses for short-term trade receivables and contract assets when such losses are expected to be immaterial. The amendments are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this ASU but does not expect it to have a material effect on its consolidated financial statements.

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

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the nine months ended September 30, 2025.

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

Transition of the Company’s finance and accounting functions to India:

During the first quarter of 2025, the Company’s Board of Directors made the decision to implement a long-term cost-cutting initiative to transition the Company’s finance and accounting functions to India. During 2025, the Company expects to incur additional costs related to the duplication of resources and travel expenses during the training and knowledge transfer process. As of September 30, 2025, the Company has incurred approximately $500,000 of additional costs and estimates total expenses to range from $500,000 to $750,000 for the transition period.

Additionally, the Company expects to pay approximately $1.3 million of severance expense related to this initiative. As of September 30, 2025, the Company has incurred approximately $1.1 million in severance. Post-transition cost savings are expected to approximate $1.2 million per annum.

Structural Optimization Costs

During the third quarter of 2025, the Company recorded $1.1 million of severance charges associated with strategic initiatives undertaken to better align our organizational structure with our long-term growth objectives. These initiatives were designed to streamline leadership responsibilities, enhance operational efficiency, and position the Company for improved scalability across our business segments.

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

Economic Trends and Outlook:

Generally, our business outlook is highly correlated to general North American economic conditions, particularly with respect to our IT Staffing Services segment. During periods of increasing employment and economic expansion, demand for our services tends to increase. Conversely, during periods of contracting employment and / or a slowing global economy, demand for our services tends to decline. With economic expansion in 2010 through 2019 activity levels improved. However, as economic conditions strengthened, we experienced increased tightness in the supply side (skilled IT professionals) of our businesses. These supply-side challenges pressured resource costs and, to some extent, gross margins. As we entered 2020, we were encouraged by continued growth in the domestic job markets and expanding U.S. and global economies. However, with the COVID-19 pandemic surfacing in the first quarter of 2020, we realized that economic growth would quickly turn into recessionary conditions, which had a material impact on activity levels in both of our business segments. In 2021, we were encouraged by the global rollout of vaccination programs and signs of economic improvement, however, the proliferation of COVID-19 variants had caused some uncertainty and disruption in the global markets. In 2022 and 2023, COVID-19-related concerns seemed to subside; however, increased inflation, challenges in the financial sector related to increasing interest rates, and concerns about a possible recession created much uncertainty and impacted demand for our services in the second half of 2022 and for the entire year of 2023. In 2024, economic conditions in North American improved over the course of the year as job growth and inflationary outlooks showed positive signs of improvement. However, as we move towards the end of 2025, uncertainty and caution continues to persist in the marketplace, driven in part by lingering questions around the direction and implementation of immigration, trade and other policies under the new administration (including the implementation of tariffs and other trade measures). These evolving dynamics have contributed to extended decision-making cycles and conservative spending behavior among clients. Given these and other factors, it remains difficult to reliably forecast how market conditions will develop for the remainder of 2025 or during 2026 and beyond.

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

Results of Operations for the Three Months Ended September 30, 2025 as Compared to the Three Months Ended September 30, 2024:

Revenues:

Revenues for the three months ended September 30, 2025 totaled $48.5 million, compared to $51.8 million for the corresponding three-month period in 2024. This 6% year-over-year revenue decrease reflected a 4% revenue decrease in our IT Staffing Services segment and a 16% decline in our Data and Analytics Services segment. For the three months ended September 30, 2025, the Company had three clients that each had revenues in excess of 10% of total revenues (Fidelity 18.1%, Populus = 12.7% and CGI = 10.4%). For the three months ended September 30, 2024, the Company had two clients that each had revenues in excess of 10% of total revenues (CGI = 14.0% and Allegis = 11.7%). The Company’s top ten clients represented approximately 59% and 56% of total revenues for the three months ended September 30, 2025 and 2024, respectively.

Below is a tabular presentation of revenues by reportable segment for the three months ended September 30, 2025 and 2024, respectively:

Revenues (Amounts in millions)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Data and Analytics Services	$7.9	$9.4
IT Staffing Services	40.6	42.4
Total revenues	$48.5	$51.8

Revenues from our Data and Analytics Services segment totaled $7.9 million in the three months ended September 30, 2025, which is lower compared to $9.4 million in the corresponding period last year. The year-over-year decrease in revenues primarily reflects softer demand and slower client decision making cycles for new projects in 2025. New bookings in the third quarter of 2025 totaled approximately $6.1 million, compared to bookings of $11.1 million in the third quarter of 2024, as we saw clients maintaining a cautious approach to discretionary spending amid macroeconomic uncertainty.

Revenues from our IT Staffing Services segment totaled $40.6 million in the three months ended September 30, 2025, compared to $42.4 million during the corresponding 2024 period. The year-over-year decline in revenue primarily reflects lower demand for our services in 2025. Billable consultants at September 30, 2025 totaled 947-consultants compared to 1,071-consultants one year earlier. Our average bill rate during the third quarter of 2025 was $86.60 per hour compared to $82.80 per hour in the corresponding 2024 quarter. The increase in average bill rate was due to higher quality of revenues in the new assignments during the third quarter of 2025 and was reflective of the types of skill sets that we deployed to clients. Permanent placement / fee revenues were approximately $0.3 million during both the third quarter of 2025 and the comparable 2024 quarter.

Gross Margins:

Gross profits in the third quarter of 2025 totaled $13.5 million, which was $1.3 million lower than the third quarter of 2024 gross profits. Excluding the $0.3 million of severance expense, gross profit as a percentage of revenue was 28.3% for the three-month period ended September 30, 2025, compared to 28.5% during the same period of 2024. This 20-basis point reduction in gross margins reflected higher margins in our IT Staffing Services business segment, offset by lower margins from our Data and Analytics Services segment during the current quarter. Including the $0.3 million of severance expense, gross margin was 27.8% for the three-month period ended September 30, 2025.

Below is a tabular presentation of gross margin by reporting segment for the three months ended September 30, 2025 and 2024, respectively:

Gross Margin	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Data and Analytics Services	46.0%	50.7%
IT Staffing Services	24.8	23.6
Total gross margin	28.3%	28.5%

Gross margins from our Data and Analytics Services segment, excluding severance expense of $0.3 million were 46.0% of revenues during the third quarter of 2025, which represented a decrease of 470-basis points compared to 50.7% of revenues during the third quarter of 2024. The margin reduction was primarily the result of a lower utilization rate in the 2025 quarter compared to the third quarter of 2024. Including the $0.3 million of severance expense, gross margin was 42.8% for the Data and Analytics Services segment for the three-month period ended September 30, 2025.

Gross margins from our IT Staffing Services segment were 24.8% in the third quarter of 2025 compared to 23.6% during the corresponding quarter of 2024. This 120-basis point increase was due to higher quality placements and better pricing on new assignments in 2025.

Selling, General and Administrative (“SG&A”) Expenses:

Below is a tabular presentation of operating expenses by expense category for the three months ended September 30, 2025 and 2024, respectively:

SG&A Expenses (Amounts in millions)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Data and Analytics Services Segment
Sales and Marketing	$1.2	$1.7
Operations	0.1	0.2
General & Administrative	2.0	1.7
Subtotal Data and Analytics Services	$3.3	$3.6
IT Staffing Services Segment
Sales and Marketing	$1.5	$2.3
Operations	1.8	2.2
General & Administrative	3.6	3.6
Subtotal IT Staffing Services	$6.9	$8.1
Amortization of Acquired Intangible Assets	$0.7	$0.6
Severance Expense	0.8	—
Finance and Accounting Transition Expense	0.9	—
Total SG&A Expenses	$12.6	$12.3

SG&A expenses for the three months ended September 30, 2025, totaled $12.6 million or 26.1% of total revenues, compared to $12.3 million or 23.8% of total revenues for the three months ended September 30, 2024. Excluding the severance expense and finance and accounting transition expense in the 2025 period and the amortization of acquired intangible assets in both periods, SG&A expense as a percentage of total revenues would have been 20.5% and 22.5%, respectively.

Fluctuations within SG&A expense components during the third quarter of 2025, compared to the third quarter of 2024, included the following:

•
Sales expense was $1.3 million lower in the 2025 period compared to the corresponding 2024 period. Sales expense in our Data and Analytics Services segment decreased by $0.5 million, which decrease was driven primarily by lower payroll and related costs. Sales expense in our IT Staffing Services segment decreased by $0.8 million, resulting from lower payroll and related costs, as well as reduced marketing spend.
•
Operations expenses decreased by $0.5 million in the 2025 period compared to the corresponding 2024 period. Operations expense decreased by $0.1 million in our Data and Analytics Services segment and by $0.4 million in our IT Staffing Services segment due to staff reductions.
•
General and administrative expenses increased by $0.3 million in the 2025 period compared to the corresponding 2024 period. General and administrative expenses in our Data and Analytics Services segment increased by $0.3 million primarily due to executive leadership hires and higher stock-based compensation expense in the 2025 period. In our IT Staffing Services segment, general and administrative expenses remained flat.
•
Amortization of acquired intangible assets was $0.7 million in the 2025 period, compared to $0.6 million in the corresponding 2024 period.
•
Severance expense included in SG&A was $0.8 million in the 2025 period, compared to no expense in the third quarter of 2024. The expense related to a strategic initiative undertaken to better align the organizational structure with the Company's long-term growth objectives.
•
Finance and accounting transition expense was $0.9 million in the 2025 period, compared to no expense in the third quarter of 2024. The expense relates to the Company’s decision to transition the Company’s finance and accounting functions to India and includes severance and additional costs related to the duplication of resources and travel expenses during the training and knowledge transfer process.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended September 30, 2025, consisted of interest income of $266,000 and foreign exchange gains of $149,000. For the three months ended September 30, 2024, Other Income / (Expense) consisted of interest income of $163,000 and foreign exchange losses of ($30,000). The higher level of interest income was reflective of higher cash balances in the 2025 period.

Income Tax Expense:

Income tax expense for the three months ended September 30, 2025, totaled $294,000, representing an effective tax rate on pre-tax income of 23.8%, compared to $697,000 expense for the three months ended September 30, 2024, which represented an effective tax rate on pre-tax income of 27.1%. The main driver for the lower tax rate in the 2025 period is the shortfall in the expected benefit from stock options, offset by state and foreign tax impacts.

Results of Operations for the Nine Months Ended September 30, 2025 as Compared to the Nine Months Ended September 30, 2024:

Revenues:

Revenues for the nine months ended September 30, 2025, totaled $145.9 million, compared to $148.2 million for the corresponding nine-month period in 2024. This 2% year-over-year revenue decrease reflected a 3% decrease in our Data and Analytics Services segment and a 1% decrease in our IT Staffing Services segment. For the nine months ended September 30, 2025, the Company had three clients that each had revenues in excess of 10% of total revenues (Fidelity = 15.4%, Populus = 12.3% and CGI = 11.1%). For the nine months ended September 30, 2024, the Company had two clients that each had revenues in excess of 10% of total revenues (CGI = 15.4% and Allegis = 10.6%). The Company’s top ten clients represented approximately 58% and 54% of total revenues for the nine months ended September 30, 2025 and 2024, respectively.

Below is a tabular presentation of revenues by reportable segment for the nine months ended September 30, 2025 and 2024, respectively:

Revenues (Amounts in millions)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Data and Analytics Services	$25.4	$26.3
IT Staffing Services	120.5	121.9
Total revenues	$145.9	$148.2

Revenues from our Data and Analytics Services segment totaled $25.4 million during the nine months ended September 30, 2025, compared to $26.3 million in the corresponding nine-month period last year. The 3% year-over-year decrease was primarily driven by continued softness in client demand and slower decision-making cycles for new projects, compared to the corresponding 2024 period. Order bookings for the first nine months of 2025 totaled approximately $23.5 million, compared to bookings of $30.0 million for the first nine months of 2024.

Revenues from our IT Staffing Services segment totaled $120.5 million in the nine months ended September 30, 2025, compared to $121.9 million during the corresponding 2024 period. This 1% decrease largely reflected a lower level of billable consultants, partially offset by an increase in average bill rate due to higher quality of placements in the 2025 period. At September 30, 2025 billable consultants totaled 947-consultants compared to 1,071-consultants at September 30, 2024.

Gross Margins:

Gross profits in the nine months ended September 30, 2025 totaled $40.2 million compared to $40.9 million in the corresponding period last year. Excluding the $0.3 million of severance expense, gross profit as a percentage of revenue was 27.7% for the nine-month period ended September 30, 2025, compared to 27.6% during the same period of 2024. This 10-basis point increase largely reflected improvements in our IT Staffing Services segment, offset by lower margins in our Data and Analytics Services segment.

Below is a tabular presentation of gross margin by reporting segment for the nine months ended September 30, 2025 and 2024, respectively:

Gross Margin	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Data and Analytics Services	45.1%	48.9%
IT Staffing Services	24.0	23.0
Total gross margin	27.7%	27.6%

Gross margins from our Data and Analytics Services segment, excluding severance expense of $0.3 million were 45.1% of revenues during the nine-month period ended September 30, 2025, compared to 48.9% in the corresponding period of 2024. This gross margin decrease reflected lower utilization rates during the first nine months of 2025. Including the $0.3 million of severance expense, gross margins were 44.1% for the Data and Analytics Services segment for the nine-month period ended September 30, 2025.

Gross margins from our IT Staffing Services segment were 24.0% in the nine months ended September 30, 2025, compared to 23.0% during the corresponding period of 2024. This 100-basis point increase was due to higher margins and bill rates on new assignments in 2025.

Selling, General and Administrative (“SG&A”) Expenses:

Below is a tabular presentation of operating expenses by expense category for the nine months ended September 30, 2025, and 2024, respectively:

SG&A Expenses (Amounts in millions)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Data and Analytics Services Segment
Sales and Marketing	$5.1	$6.0
Operations	0.5	0.5
General & Administrative	5.9	5.0
Subtotal Data and Analytics Services	$11.5	$11.5
IT Staffing Services Segment
Sales and Marketing	$6.2	$6.7
Operations	5.7	6.4
General & Administrative	11.8	10.6
Subtotal IT Staffing Services	$23.7	$23.7
Amortization of Acquired Intangible Assets	$1.9	$2.0
Severance Expense	2.5	—
Finance and Accounting Transition Expense	1.6	—
Total SG&A Expenses	$41.2	$37.2

SG&A expenses for the nine months ended September 30, 2025, totaled $41.2 million or 28.2% of total revenues, compared to $37.2 million or 25.1% of total revenues for the nine months ended September 30, 2024. Excluding the severance expense and finance and accounting transition expense in the 2025 period and the amortization of acquired intangible assets in both periods, SG&A expense as a percentage of total revenues would have been 24.1% and 23.7%, respectively.

Fluctuations within SG&A expense components during the first nine months of 2025, compared to the first nine months of 2024, included the following:

•
Sales expense decreased by $1.4 million in the 2025 period compared to the corresponding 2024 period. Sales expense decreased by $0.9 million in our Data and Analytics Services segment and by $0.5 million in our IT Staffing Services segment due to staff reductions and lower marketing spend.
•
Operations expense decreased by $0.7 million in the 2025 period compared to the corresponding 2024 period. The entire decline occurred in our IT Staffing Services segment due to staff reductions.
•
General and administrative expense increased by $2.1 million in the 2025 period compared to the corresponding 2024 period. In our Data and Analytics Services segment, general and administrative expense increased by $0.9 million and by $1.2 million in our IT Staffing Services segment due to executive compensation, including stock based compensation, as well as executive recruiting costs and bad debt expense.
•
Amortization of acquired intangible assets was $0.1 million lower in the 2025 period compared to the corresponding 2024 period, as a portion of our intangible assets became fully amortized in 2025.
•
Severance expense was $2.5 million in the 2025 period, compared to no expense in the 2024 period. The expense related to the Company’s exiting Chief Financial Officer, IT Staffing Sales Management and the Structural Optimization Costs described above.
•
Finance and accounting transition expense was $1.6 million in the 2025 period, compared to no expense in the 2024 period. The expense relates to the Company’s decision to transition the Company’s finance and accounting functions to India and includes severance and additional costs related to the duplication of resources and travel expenses during the training and knowledge transfer process.

Other Income / (Expense) Components:

Other Income / (Expense) for the nine months ended September 30, 2025, consisted of net interest income of $571,000 and foreign exchange gains of $118,000. For the nine months ended September 30, 2024, Other Income / (Expense) consisted of interest income of $447,000 and foreign exchange losses of ($74,000). The higher level of interest income was reflective of higher cash balances on hand in the 2025 period.

Income Tax Expense:

Income tax expense for the nine months ended September 30, 2025 totaled $46,000 representing an effective tax rate on pre-tax losses of (14.5%) compared to $994,000 for the nine months ended September 30, 2024, which represented a 24.2% effective tax rate on pre-tax income. The main driver for the tax rate in the 2025 period is the shortfall in the expected benefit from stock options, as well as state and foreign tax impacts. The 2024 period was also impacted by the utilization of Singapore tax benefits from our worthless stock deductions.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

As of September 30, 2025, we had no bank debt, cash balances on hand of $32.7 million and approximately $20.8 million of borrowing capacity under our existing credit facility.

Historically, we have funded our organic business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. As of September 30, 2025, our accounts receivable “days sales outstanding” (“DSOs”) measurement increased to 55-days, which was the level reported at September 30, 2024.

We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility will be adequate to fund our business needs and support our share repurchase program that we announced in February 2023 over the next twelve months, absent any acquisition-related activities.

Cash flows provided by (used in) operating activities:

Cash provided by operating activities for the nine months ended September 30, 2025, totaled $6.8 million compared to $3.2 million during the nine months ended September 30, 2024. Elements of cash flow during the 2025 period were a net (loss) of ($0.4) million, non-cash charges of $2.8 million and a decrease in operating working capital levels of $4.4 million. Elements of cash flow during the corresponding 2024 period were a net income of $3.1 million, non-cash charges of $4.4 million and an increase in operating working capital levels of ($4.3 million). Operating working capital decreased in 2025 due to lower accounts receivable and an increase in accrued payroll liabilities.

Cash flows (used in) investing activities:

Cash (used in) investing activities for the nine months ended September 30, 2025, was ($369,000) compared to ($825,000) for the nine months ended September 30, 2024. In 2025 investing activities included capital expenditures of ($351,000), and office lease deposits of ($18,000). In 2024, investing activities consisted primarily of capital expenditures.

Cash flows provided by (used in) financing activities:

Cash provided by (used in) financing activities for the nine months ended September 30, 2025, totaled ($992,000) and consisted of proceeds from the exercise of stock options of $530,000, the issuance of common shares related to our Employee Stock Purchase Plan of $70,000, offset by the purchase of treasury shares of ($1,592,000). Cash provided by financing activities for the nine months ended September 30, 2024, totaled $496,000 and consisted of proceeds from the exercise of stock options of $440,000, the issuance of common shares related to our Employee Stock Purchase Plan of $136,000, partially offset by the purchase of treasury shares of ($80,000).

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

Interest Rates

As of September 30, 2025, we had no outstanding borrowings under the Credit Agreements — Refer to Note 8 — “Credit Facility” in the Notes to Condensed Consolidated Financial Statements, included herein.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our Common Stock repurchased during the quarter ended September 30, 2025 is set forth in the following table:

Period	Total Number of Shares Purchased (1)	Average Price per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (1)
July 1, 2025 — July 31, 2025	17,186	$7.99	17,186	389,382
August 1, 2025 — August 31, 2025	20,180	$7.60	20,180	369,202
September 1, 2025 — September 30, 2025	154,746	$7.66	154,746	214,456
Total	192,112	$7.68	192,112	214,456

(1)
On February 8, 2023, the Company announced that the Board of Directors authorized a share repurchase program of up to 500,000 shares of Common Stock over a two-year period. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques (including Rule 10b5-1 programs), or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Board of Directors. During the three months ended September 30, 2025, the Company purchased 138,500 shares through a block purchase at an average price of $7.64 per share. On February 19, 2025, the Company announced that the Board of Directors had authorized an extension of its previously announced share repurchase program for an additional year through February 8, 2026. The Company did not repurchase any shares of its Common Stock during the quarter ended September 30, 2025, other than through this publicly announced share repurchase program.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans of Directors and Section 16 Officers

During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Rule 10b5-1 Trading Plans of the Company

On June 9, 2025, the Company entered into a Rule 10b5-1 and Rule 10b-18 Repurchase Plan (the “10b5-1 Plan”) under our share repurchase program and, on September 15, 2025, the Company elected to terminate this 10b5-1 Plan in accordance with its terms. The 10b5-1 Plan was intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) and authorized the purchase of up to 406,568 shares of our Common Stock. During the three months ended September 30, 2025, we purchased 53,612 shares of our Common Stock under the 10b5-1 Plan for an average price of $7.80 per share.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November, 2025.

MASTECH DIGITAL, INC.

November 13, 2025	/s/ NIRAV PATEL
Nirav Patel
Chief Executive Officer

/s/ KANNAN SUGANTHARAMAN
Kannan Sugantharaman
Chief Financial Officer
(Principal Financial Officer)