Form 10-K
period 2025-12-31
Mastech Digital, Inc.
filed 2026-03-18
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2024 (based on the closing price on such stock as reported by NYSE American on such date) was $24,874,000.

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of March 1, 2026 was 11,858,401.

Auditor Firm ID: 1195 Auditor Name: UHY LLP Auditor Location: Farmington Hills, Michigan

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for May 13, 2026 to be filed with the Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
the imposition of tariffs and other trade barriers;
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

We recruit for both segments through global recruitment centers largely located in India that deliver a full range of recruiting and sourcing services. Our centers employ approximately 89 recruiters and sourcers that focus on recruiting U.S.-based candidates to service a geographically-diverse client base in the U.S. Our ability to respond to client requests from our offshore recruiting centers, with their expanded search coverage, round-the-clock sourcing, and extensive pool of candidates, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

History and Developments

Mastech Digital, Inc. (formerly Mastech Holdings, Inc.) was incorporated in Pennsylvania on June 6, 2008 as a wholly-owned subsidiary of iGATE Corporation (“iGATE”) in anticipation of a spin-off of iGATE’s professional services business. On September 30, 2008, the Company was separated from iGATE and began operating as an independent public company. Through its operating subsidiaries, the Company has over 37 years of experience providing IT staffing services.

Founded in 1986, the Company initially focused on recruiting global IT talent to support client demand in the United States and subsequently transitioned to a domestic recruiting model supported by an offshore recruitment center established in 2003.

On June 15, 2015, the Company acquired Hudson Global Resources Management, Inc.’s U.S. IT staffing business (“Hudson IT”), which expanded the Company's domestic IT staffing operations and added a digital learning services practice.

In 2016, the Company changed its name to Mastech Digital, Inc. as part of a broader rebranding initiative.

In 2017, the Company expanded into data management and analytics consulting through the acquisition of the services division of InfoTrellis, Inc. (“InfoTrellis”). The Company further expanded these capabilities in 2018 and 2019.

In 2020, the Company launched its MAS-REMOTE service offering within the IT Staffing Services segment and acquired AmberLeaf Partners, Inc. (“AmberLeaf”), enhancing the Company's customer experience consulting and managed services capabilities within the Data and Analytics Services segment.

In 2021, the Company expanded its cloud service capabilities and broadened its remote staffing offerings to include offshore staffing services. In 2022, the Company established a subsidiary in Noida, India to support these operations.

In 2024, the Company launched a ServiceNow practice and increased its focus on artificial intelligence-related technologies and applications across its businesses.

Operating Segments

Our revenues are generated from two business segments: Data and Analytics Services and IT Staffing Services. Details related to these two businesses are discussed separately below, while information about our employees, differentiators, intellectual property rights and various other aspects of our business is shown in the aggregate for Mastech Digital, Inc.

Data and Analytics Services

Our Data and Analytics Services segment was established through the July 2017 acquisition of the services business of InfoTrellis, Inc. and expanded through the October 2020 acquisition of AmberLeaf Partners, Inc. This segment provides consulting and managed services focused on data management, analytics, customer experience, and related digital technology initiatives.

The segment’s service offerings include data modernization, master data management, data governance, data integration, analytics, and customer experience solutions. These services support clients’ efforts to migrate from legacy data platforms to cloud-based and enterprise data architectures and to improve the use of data in business decision-making.

We maintain delivery capabilities in both North America and India, including an offshore delivery center in Chennai, India, which supports project delivery and managed services engagements.

We partner with selected technology providers to implement and support enterprise data and analytics platforms. Our clients range from mid-sized businesses to large enterprises across multiple industries.

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

Geographic and Vertical Focus

The Data and Analytics Services segment primarily serves customers located in North America, with additional customers in Europe and the Asia-Pacific region. The segment’s client base consists largely of large enterprises, including Fortune 500 organizations. Typical engagements range from approximately $0.3 million to $2.5 million, depending on scope and duration. Customers operate across multiple industry verticals, with financial services, retail, healthcare, manufacturing and government representing significant industries served. The table below presents customer revenue percentages by industry vertical for 2025:

Financial Services	28%	Retail	18%
Healthcare	28%	Other	8%
Manufacturing	18%

IT Staffing Services

The IT Staffing Services segment provides contract-based technology professionals to clients to support project initiatives and ongoing operational needs. Services are typically delivered under master service agreements, statements of work, or standard service agreements, with pricing generally based on hourly bill rates.

Clients typically engage multiple staffing providers, and assignments are awarded based on qualifications, availability, and pricing. The Company invoices clients on a weekly, bi-weekly, or monthly basis in accordance with contractual terms, with payment terms generally ranging from 30 to 45 days.

In addition to contract staffing, the Company provides permanent placement services on an opportunistic basis. Permanent placement revenues have historically represented approximately 1% of total revenues.

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

Recruiting

We operate several small recruiting centers located in the U.S. and one significantly larger facility in NOIDA, India, that deliver a full range of recruiting and sourcing services. Our centers employ approximately 89 recruiters and sourcers who focus on recruiting U.S.-based candidates to service a geographically diverse client base in the U.S. Our ability to respond to client requests faster than the competition is critical for success in our industry as most staffing firms access the same candidate pool via job boards, websites and other recruitment tools. The combination of our offshore recruiting capabilities, investment in sourcing and recruiting processes, expanded search coverage, around-the-clock sourcing, and extensive candidate pools, gives us the ability to deliver high-quality candidates to our clients in a timely fashion.

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

We provide these services across a broad spectrum of industry verticals, including: financial services, government, healthcare, retail, technology and telecommunications. Below is a breakdown of our IT Staffing Services revenues for the year ended December 31, 2025:

Financial Services	60%	Retail	5%
Technology	8%	Telecom	4%
Government	6%	Other	13%
Healthcare	5%

Mastech Digital, Inc.

Employees

At December 31, 2025, we had 752 North American employees and 536 employees offshore, in addition to 200 subcontracted professionals. None of our employees are subject to collective bargaining agreements governing their employment with our Company. We employ our consultants on both an hourly and salary basis. A large portion of our salaried employees are H1-B visa holders. We believe that we enjoy a good reputation within the H1-B visa community, which allows us to access a very broad candidate pool. The majority of our hourly employees are U.S. citizens. On average, we maintain a balanced composition of salaried and hourly employees. We believe that our employee relations are good.

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

Our Competitive Position

We operate in highly competitive and fragmented industries, with largely low barriers to entry in our IT Staffing Services segment. In our Data and Analytics Services segment, we primarily compete with Cognizant, Tata Consultancy Services, Capgemini, as well as with smaller boutique data and analytics firms. Many competitors are significantly larger and have greater financial resources in comparison to us. Our IT Staffing Services segment competes for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, other staffing services firms and, to a lesser extent, temporary personnel agencies.

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

Government Regulation

We recruit IT professionals on a global basis from time to time and, therefore, must comply with the immigration laws in the countries in which we operate. As of December 31, 2025, approximately 49% of our employee workforce was working under Mastech Digital sponsored H1-B temporary work visa. Statutory law limits the number of new H1-B petitions that may be approved in a fiscal year to enter the U.S. Legislation could be enacted limiting H1-B visa holders’ employment with staffing companies. In recent years, the vast majority of our H1-B hires were not subject to the annual quota limiting H1-B visas because they were already in the U.S. under H1-B visa status with other employers. Additionally, the U.S. Congress has considered, and may consider in the future, extensive changes to U.S. immigration laws regarding the admission of high-skilled temporary and permanent workers and increases in prevailing wage related to H1-B employees. Such changes, if enacted, may impact the types of H1-B temporary work visas that could be granted, the number of available H1-B temporary work permits, or the required prevailing wage that we are required to pay our H1-B employees, which in turn may have a negative impact on our revenues and profits.

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

Risks Related to the Company’s Business and Operation

Lack of success in recruitment and retention of IT and data and analytics professionals may decrease our revenues, impair our ability to service clients and pursue opportunities in the market and increase the costs needed to maintain our workforce.

Our business involves the delivery of professional services and is labor-intensive. Our success depends upon our ability to attract, develop, motivate and retain highly skilled professionals who possess the skills and experience necessary to deliver our services. Qualified IT and data and analytics professionals are in demand worldwide and are likely to remain a limited resource for the foreseeable future. There can be no assurance that these qualified professionals will be available to us in sufficient numbers, or that we will be successful in retaining current or future employees. Failure to attract and retain qualified professionals in sufficient numbers may have a material adverse effect on our business, operating results and financial condition, and could also result in us being unable to meet the demand for our services and materialize opportunities in the market. Historically, we have done much of our recruiting from outside of the country where the client work is performed. Accordingly, any perception among our IT professionals, whether or not well founded, that our ability to assist them in obtaining temporary work visa and permanent residency status has been diminished, could lead to significant employee attrition. Any significant employee attrition will increase expenses necessary to replace and retrain our professionals and could decrease our revenues if we are not able to provide sufficient numbers of these resources to our clients.

We may have difficulty maintaining client relationships if the trend towards utilizing Managed Service Providers (“MSPs”) or setting up Global Capability Centers (GCC's) continues.

Within our IT Staffing Services segment, many large users of staffing services are employing MSP’s or have started utilizing GCC's outside the United States, to manage their contractor expenses in an effort to drive down overall costs. MSP clients that have their own GCC's represented approximately 30% of our IT Staffing Services Segment’s 2025 revenues. The general impact of this shift towards the MSP and GCC model has been to lower our gross margins and create delivery inefficiencies. This shift has also affected our client satisfaction and retention, resulted in a loss of business opportunities and delayed our ramp-up of GCC operations.

Should this trend towards utilizing the MSP and GCC model continue, it is likely that our gross margins will be further pressured in the future. In addition, if large users of staffing services continue to employ MSPs or set up their own GCCs, the relationship between us and those large users may be primarily conducted through MSPs and/or GCC, in which case we may have difficulty maintaining those client relationships because the MSP and GCC model uses the MSP or GCC as an intermediary between the staffing service provider and the end-user, and reduces our direct contact with the end-user.

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

Our revenues and operating results have historically been subject to significant variations from quarter to quarter depending on a number of factors, including the timing and number of client projects commenced and completed during the quarter, our client's evaluation of our work progress, the availability and / rescheduling of our client's allocation budgets, the number of working days in a quarter, employee hiring and attrition, and utilization rates during the quarter.

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

We may in the future complete, acquisitions that could require significant management attention, disrupt our existing business, result in dilution to our shareholders, deplete our cash reserves, increase our debt levels and adversely affect our financial results.

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

Our revenues are highly dependent on clients located in North America, as well as clients concentrated in certain industries. Economic slowdowns, changes in law and other restrictions or factors that affect the economic health of these industries may affect our business. For the year ended December 31, 2025, approximately 58% of our revenues were derived from our top ten clients and approximately 54% of revenues came from financial services clients. Consequently, if our clients reduce or postpone their spending significantly, this may lower the demand for our services, cause operational disruptions and workforce underutilization, impact delivery efficiency, reduce our pricing leverage and bargaining power in future engagements and create negative investor perception. A reduction or postponement in spending by our clients may also reduce our ability to invest in growth and innovation, impact our long-term market relevance and negatively affect our revenues and profitability. Further, any significant decrease in the rate of economic growth may reduce the demand for our services and negatively affect our revenues and profitability.

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

At December 31, 2025, we had no outstanding borrowings under our Credit Agreement with PNC Bank and certain other lenders (the “Credit Agreement”) and unused borrowing capacity of $19.9 million under the revolving credit facility established by the Credit Agreement. Our level of indebtedness (which may increase) could have important consequences on our future operations, including the following:

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

A significant number of organizations are choosing to migrate their IT business applications to advanced technologies, such as artificial intelligence, cloud services, data science-based solution, mobility, and social analytics. As a result, our ability to remain competitive depends on several factors, including our ability to develop, train and hire employees with skills in advanced technologies. Our failure to hire, train and retain employees with such skills could have a material adverse impact on our future revenues.

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

Certain of our existing and potential customers have started to use low-cost offshore outsourcing centers to perform technology-related work. Should this shift towards moving technology-related work to offshore outsourcing centers continue, our business, operating results and financial condition could be adversely affected.

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

Strict data privacy laws regulating the collection, transmission, storage and use of employee data and consumers’ personally identifying information are evolving in the U.S, India and other jurisdictions in which we operate. These laws impose compliance obligations for the collection, use, retention, security, processing, transfer and deletion of personally identifiable information of individuals and creates enhanced rights for individuals. These changes in the legal and regulatory environments in the areas of customer and employee privacy, data security, and cross-border data flows could have a material adverse effect on our business, primarily through the impairment of our marketing and transaction processing activities, the limitation on the types of information that we may collect, process and retain, the resulting costs of complying with such legal and regulatory requirements and potential monetary forfeitures and penalties for noncompliance.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data center and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Our hybrid work-from-home business model may heighten risks of security breaches. While we have implemented security measures to address risks of security breaches and adopted certain network strengthening measures, our information technology and infrastructure may still be vulnerable to security breaches and other disruptions, including attacks by hackers, or breaches due to employee error, malfeasance or other disruptions. Any such breach or disruption could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our services, which could adversely affect our operating results and competitive position.

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

Our success is dependent in large part, on our ability to attract and develop future leaders, and keep our senior leadership and key operating employees motivated and aligned with our strategic vision. We must also continue to maintain a senior leadership that, among other things, is effective in executing on our strategic goals and materializing opportunities to grow our service capabilities. The loss of senior executives, or the failure to attract, integrate and retain new senior executives to meet the needs of our business , could have a material adverse effect on our business and results of operations. To attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash-based and equity-based compensation. The loss or any sustained attrition of our key operating employees, or the failure to effectively integrate new members of our management team or key operating employees, could have a material adverse effect on our business, including our ability to establish and maintain client, consultant and candidate, professional and technical relationships.

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

We recruit IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the U.S. As of December 31, 2025, approximately 48% of our employee workforce was working under Mastech Digital sponsored H1-B temporary work visas. Applicable law limits the number of new H1-B petitions that may be approved in a fiscal year, and if we are unable to obtain H1-B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. Additionally, legislation could be enacted limiting H1-B visa holders’ employment with staffing and data analytics companies, which could result in reduced revenues and/or a higher cost of recruiting.

In recent years, the vast majority of our H1-B hires were not subject to the annual quota limiting H1-B visas because they were already in the U.S. under H1-B visa status with other employers. As a result, the negative impact on recruiting due to the exhaustion of recent H1-B quotas was not substantial. However, the subject of H1-B visas has recently become a political discussion point and the entire H1-B visa program could be significantly overhauled. If a new or revised H1-B visa program is implemented, or there are changes to the rules regarding the existing H1-B visa program, there could be elements of the H1-B visa program that may not be advantageous to our business model and could adversely impact our business, operating results or financial condition.

Reclassification of our independent contractors by tax or regulatory authorities could have a material adverse effect on our business model and/or could require us to pay significant retroactive wages, taxes and penalties.

We utilize individuals to provide certain services in connection with our business as qualified third-party independent contractors rather than as direct employees. As of December 31, 2025, approximately 15% of our workforce were independent contractors. Heightened state and federal scrutiny of independent contractor relationships could adversely affect us given that we utilize independent contractors to perform certain services. An adverse determination related to the independent contractor status of these subcontracted personnel could result in substantial taxes or other liabilities to us, which could result in a material adverse effect upon our business.

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

Immigration change and the enforcement of immigration laws continue to attract significant attention in the public arena and in the current U.S. administration and Congress. If new immigration legislation is enacted in the U.S. or in the other jurisdictions in which we do business, such legislation may contain provisions that could make it more difficult or costly for us to recruit and retain IT professionals, and to a lesser extent data and analytics professionals. Additionally, there is uncertainty as to the position the U.S. will take with respect to immigration under the current administration or any new administration. As a result, we may incur additional costs to run our business or may have to change the way we conduct our operations, either of which could have a material adverse effect on our business, operating results and financial condition. Also, if the enforcement of immigration laws by governmental authorities is unjustified or discriminatory, such enforcement could have the effect of disrupting our workforce.

U.S. federal policy changes may adversely affect our business.

Changes in U.S. federal fiscal, tax, trade, immigration, healthcare, and regulatory policies—whether resulting from legislative action, executive action, or administrative rulemaking—could affect the U.S. and global economy and create uncertainty for our customers and end markets. Such changes may influence corporate spending and hiring decisions, inflation and interest rates, international trade conditions, and regulatory compliance requirements, any of which could reduce demand for our services or increase our operating costs.

Federal policy priorities and implementation can change over time, and the timing and scope of future policy actions are difficult to predict. As a result, we may be required to adapt our business practices, incur additional compliance costs, or experience changes in client demand. We cannot predict the ultimate impact of future policy changes on our business or whether such changes will benefit or adversely affect our results of operations and financial condition.

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

Pandemics, epidemics or other outbreaks of diseases have had and may in the future have a material adverse impact upon our business, liquidity, results of operations and financial condition.

Any pandemic, epidemic or other outbreak of disease may have widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices by, among other things, causing significant loss of life, curtailing congregation of people and disrupting communications and travel. Such events may have a material adverse impact upon, our business, liquidity, results of operations and financial condition, including as a result of reduced client demand for our services, closures of our clients' facilities that materially impair our ability to deliver services to our clients and satisfy contractually agreed upon service levels and increased strain on employees and management.

Climate change, extreme weather and risks arising from the transition to a lower-carbon economy may impact our business.

There are inherent climate and weather-related risks everywhere we conduct our business. Developments related to regulatory, social or market dynamics, stakeholder expectations, national and international climate change policies, the actual or perceived frequency or intensity of extreme weather events or the availability and functionality of critical infrastructure and resources, in addition to other factors resulting from such developments or that may not otherwise be known to or anticipated by us, could significantly disrupt our supply chain, our clients' operations and our ability to deliver services. Such events could significantly increase our costs and expenses and adversely affect our revenues, cash flows and financial performance. Further, natural disasters and adverse weather events, such as droughts, wildfires, storms, sea-level rise and flooding, occurring more frequently, with less predictability or with greater intensity, could cause community disruptions and impact our employees’ abilities to commute or to work from home safely and effectively. For example, we have substantial global delivery operations in Chennai, India, a city that has experienced severe rains and related flooding. Our exposure to these economic and other risks from climate change could be exacerbated if government or market action to address climate change and its effects is insufficient or unsuccessful.

Risks Related to Economic and Financial Conditions

We make estimates and assumptions in connection with the preparation of our consolidated financial statements and any changes to those estimates and assumptions could adversely affect our financial results.

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The application of these principles require us to make estimates and assumptions about certain items and future events that may affect our reported financial statements and our accompanying disclosure with respect to, among other things, revenue recognition, purchase accounting fair value measurements, contingent consideration and taxation related items. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at the time they are made. These estimates and assumptions involve the use of judgment and can be subject to uncertainties, some of which are beyond our control. If our estimates or the assumptions underlying such estimates are incorrect, actual results may differ materially from our estimates and we may need to, among other things, revise revenues or recognize additional charges that could adversely affect our results of operations and our financial condition.

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

Our wage costs in India have historically been significantly lower than wage costs in the U.S. for comparably skilled professionals, and this has been one of our competitive advantages with respect to the costs of our Indian recruiting and delivery offices. However, wage increases in India, including those resulting from inflationary pressures and/or due to revised regulatory requirements may prevent us from sustaining this competitive advantage and may negatively affect our operating margins. We may need to increase the levels of our employee compensation more rapidly than in the past to retain talent. Unless we are able to continue to increase the efficiency and productivity of our employees, wage increases in the long term may reduce our overall margins.

Our use of artificial intelligence ("AI") technologies may not be successful and may present business, financial, legal and reputational risk.

The proliferation of AI may have a significant impact on our industry and we believe our ability to compete in this space will be critical to our financial performance. We increasingly use AI-based technologies , including GenAI, in our client offerings and our own internal operations. We have incurred and plan to continue to incur significant development and operational costs to build and support our AI capabilities, including costs to ensure ongoing compliance with the complex and rapidly evolving legal landscape around AI and automation. If we fail to develop and implement AI solutions that meet our internal and client needs and comply with the evolving legal and regulatory requirements around AI and automation, or if we are unable to bring AI-enabled solutions to market as effectively or with the same speed as our competitors, we may fail to recoup our investments in AI and our financial performance, competitive position, business and reputation may be adversely impacted.

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

Sunil Wadhwani and Ashok Trivedi, co-founders of the Company, beneficially own approximately 58% of Mastech Digital’s outstanding common stock as of December 31, 2025. Accordingly, Messrs. Wadhwani and Trivedi together have sufficient voting power to elect all the members of the Board of Directors and to effect transactions without the approval of our other shareholders, except for those limited transactions that require a supermajority vote under our bylaws or articles of incorporation. The interests of Messrs. Wadhwani and Trivedi may from time to time diverge from our interests. Mastech Digital’s Audit Committee consists of independent directors and addresses certain potential conflicts of interest and related party transactions that may arise between us and our directors, officers or our other affiliates. However, there can be no assurance that any conflicts of interest will be resolved in our favor.

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

Risks from Cybersecurity Threats

During 2025, we did not identify any cybersecurity threats that have materially affected, or are reasonably likely to materially affect the Company, including the Company's business strategy, results of operations, or financial condition

Governance

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

Risk Management Personnel

Primary responsibility for assessing, monitoring, and managing our cybersecurity risks rests with our CIO / CISO, Mr. Siva Perubotla. With over 20 years of experience in the field of Cloud, Infrastructure & Cybersecurity, Mr. Siva brings a wealth of expertise to his role as the Company's CIO / CISO. His background includes extensive experience as an enterprise CISO and is well-recognized within the industry. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our CIO / CISO oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our employee training program.

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

Cybersecurity Threats / Incidents Effect on the Company Business Strategy Results of Operations and Financial Position

Cybersecurity is a business risk that the Company takes seriously. Over the last several years, we have improved our processes; upgraded cybersecurity leadership and supporting personnel; and have committed significant investment dollars to cybersecurity risk mitigation efforts. These investments have had an impact on our results of operations in 2024 and 2025, as disclosed further in the "Results of Operations" section of Item 7 of this Form 10-K. Despite our cybersecurity risk mitigation efforts, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents. Additional information on cybersecurity risks we face can be found in Item IA "Risk Factors" under the heading "Risks Related to the Company's Business and Operation," which should be read in conjunction with the foregoing information.

ITEM 2. PROPERTIES

Information regarding the principal properties leased by us and our subsidiaries as of December 31, 2025 is set forth below:

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

On March 1, 2026, we had 70 registered holders of record of our common stock. This figure excludes an estimate of the indeterminate number of beneficial holders whose shares may be held by brokerage firms and clearing agencies. We currently do not pay recurring dividends on our common stock.

On February 8, 2023, the Company announced that the Board of Directors had authorized a share repurchase program of up to 500,000 shares of the Company’s common stock over a two-year period. Repurchases under the program could occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods. During the year ended December 31, 2025, the Company repurchased 299,523 shares of common stock at an average price of $7.49 per share under this program. On February 19, 2025, the Company announced that the Board of Directors had authorized an extension of its previously announced share repurchase program for an additional year through February 8, 2026. Common shares available for share repurchase under this program totaled 123,556 on December 31, 2025. On February 8, 2026, this share repurchase program expired by its terms.

On February 16, 2026, the Company’s Board of Directors authorized a new share repurchase program pursuant to which the Company may repurchase up to $5.0 million of its common stock. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Company’s Board of Directors. The authorization became effective on February 16, 2026.

Additionally, we do, from time to time, purchase shares to enable employees to satisfy their tax obligations related to the vesting of restricted stock, in accordance with the provisions of the Company’s Stock Incentive Plan, as amended. During 2025, the Company did not purchase any shares to satisfy such employee tax obligations.

A summary of our common stock repurchased during the quarter ended December 31, 2025 is set forth in the following table:

Period	Total Number of Shares Purchased (1)	Average Price per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (1)
October 1, 2025 — October 31, 2025	—	$—	—	214,456
November 1, 2025 — November 30, 2025	—	$—	—	214,456
December 1, 2025 — December 31, 2025	90,900	$7.20	90,900	123,556
Total	—	$—	—	123,556

(1)
The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2025, other than through this publicly announced repurchase program.

In October 2018, the Board of Directors of the Company approved the Mastech Digital, Inc. 2019 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is intended to meet the requirements of Section 423 of the Code and required the approval of the Company’s shareholders to be qualified under Section 423 of the Code. On May 15, 2019, the Company’s shareholders approved the Stock Purchase Plan. Under the Stock Purchase Plan, 600,000 shares of common stock (subject to adjustment upon certain changes in the Company’s capitalization) are available for purchase by eligible employees who become participants in the Stock Purchase Plan. The purchase price per share is 85% of the lesser of (i) the fair market value per share of common stock on the first day of the offering period, or (ii) the fair market value per share of common stock on the last day of the offering period. For the year ended December 31, 2025 and December 31, 2024, stock purchases under the Stock Purchase Plan totaled 15,114 and 34,860 shares at an average purchase price of $6.06 and $6.40, respectively. At December 31, 2025, there were 416,945 shares available for purchases under the Plan. On February 16, 2026, the Company's Board of Directors approved the termination of the Company’s Employee Stock Purchase Plan. The termination will become effective on July 1, 2026, following completion of the current offering period ending June 30, 2026. Shares issuable under the current offering period will be issued in accordance with the terms of the plan, and no additional offering periods will commence thereafter.

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

Beginning in the 2026 fiscal year, the Company plans to revise its segment structure to align with changes in how the Chief Operating Decision Maker (“CODM”) will be evaluating operating performance and allocating resources. These changes are driven by the Company’s operating strategy, which aligns the organization around account-centric management, industry-focused leadership, and an integrated approach to Talent and Services offerings.

Under the revised structure, the Company intends to transition from its current reportable segments of Data and Analytics and IT Staffing Services to the newly formed Talent and Services segments. The revised segment structure is expected to be effective for external reporting beginning in the 2026 fiscal year pending finalization of the Company’s analysis under ASC 280. Any changes to the Company’s segment reporting in future periods will include recasting prior period segment information in accordance with ASC 280.

Economic Trends and Outlook

Our business, particularly within our IT Staffing Services segment, is closely correlated with general North American economic conditions and employment levels. Demand for our services typically increases during periods of economic expansion and strengthening labor markets, and declines during periods of economic contraction or reduced hiring activity. During 2025, hiring activity across certain technology and professional services sectors remained cautious, as clients continued to evaluate discretionary spending and workforce needs in light of broader economic uncertainty and elevated interest rates. These conditions contributed to reduced demand for our staffing and related services, resulting in lower revenue in both of our business segments compared to the prior year. Although overall labor market conditions have eased compared to prior years, compensation levels for certain specialized IT roles remain elevated. In a softer demand environment, competitive pricing conditions also affected our gross margins.

Looking ahead, demand for our services is expected to remain influenced by overall economic growth, corporate hiring trends, and client confidence levels. Continued macroeconomic uncertainty or reduced business investment could further impact project activity and staffing demand in future periods.

In addition to general economic conditions in the markets we serve, a significant portion of our revenue is derived from a limited number of clients (see Item 1A, the Risk Factor entitled “Our revenues are highly concentrated, and the loss of a significant client would adversely affect our business and revenues”). As a result, our operating results may be materially influenced by the financial performance, hiring activity, and business priorities of these clients. Changes in spending levels or project activity by one or more significant clients may cause our results to vary from broader economic trends in a given period.

Within our IT Staffing Services segment, a meaningful portion of revenue is generated through strategic relationships with systems integrators. In addition, many large end users utilize managed service providers (“MSPs”) to oversee contractor engagement and pricing. These intermediated delivery models may reduce pricing flexibility and could continue to exert pressure on our gross margins.

Demand for expertise in emerging and advanced technologies, including cloud computing, cybersecurity, artificial intelligence, data analytics, and automation, continues to influence client investment priorities across both of our business segments. While these areas present potential opportunities, demand for these skill sets can be uneven and highly dependent on client budgets and project timing. In addition, the availability of qualified professionals in certain specialized areas remains limited, which can affect fulfillment rates, compensation levels, and margins.

Results of Operations

We operate and report our business in two reporting segments — Data and Analytics Services and IT Staffing Services.

Below is a tabular presentation of revenues and gross profit margins by segment for the periods discussed:

Revenues & Gross Margin by Segment

(Revenues in millions)

	Years Ended December 31,
Revenues	2025	2024	2023
Data and Analytics Services	$33.3	$36.6	$34.4
IT Staffing Services	158.1	162.3	166.7
Total Revenues	$191.4	$198.9	$201.1
Gross Margin %
Data and Analytics Services	46.2%	49.1%	43.5%
IT Staffing Services	24.0%	23.2%	21.6%
Total Gross Margin %(1)	27.9%	27.9%	25.4%

(1) Gross margin differences between the supplemental segment and consolidated results primarily reflect non-allocated severance expense of $0.3 million recorded in cost of goods sold during the third quarter of 2025.

Below is a tabular presentation of operating expenses by sales and marketing, operations, general and administrative, amortization of acquired intangible assets, employment-related claim, net of recoveries, goodwill impairment, severance expense and finance and accounting transition for the periods discussed:

Selling, General & Administrative (“SG&A”) Expense Details

(Amounts in millions)

	Years Ended December 31,
Selling, General & Administrative Expenses	2025	2024	2023
Data and Analytics Services Segment
Sales and Marketing	$6.8	$7.3	$6.5
Operations	0.6	0.7	1.3
General & Administrative	8.2	6.7	8.9
Subtotal Data and Analytics Services	15.6	14.7	16.7
IT Staffing Services Segment
Sales and Marketing	7.4	9.1	8.3
Operations	7.0	8.8	8.6
General & Administrative	15.8	14.4	13.1
Subtotal IT Staffing Services	30.2	32.3	30.0
Amortization of Acquired Intangible Assets	$2.6	$2.7	$2.8
Employment-related Claim, net of Recoveries	—	—	3.1
Goodwill Impairment	—	—	5.3
Severance Expense	2.8	2.1	2.4
Finance and Accounting Transition Expense	1.9	—	—
Total SG&A Expenses	$53.1	$51.8	$60.3

2025 Compared to 2024

Revenues

Revenues for the year ended December 31, 2025 totaled $191.4 million, compared to $198.9 million for the year ended December 31, 2024. This 3.8% decline in total revenues reflected a decrease in revenues of 9.1% in our Data and Analytics Services segment and a 2.6% revenue decrease in our IT Staffing Services segment.

Our Data and Analytics Services segment’s 2025 revenues decreased to $33.3 million from $36.6 million in 2024. This decrease was largely due to a decrease in client spending on existing projects and lower bookings performance in 2025. Bookings in 2025 totaled $34.8 million, compared to $41.0 million reported in 2024.

Our IT Staffing Services segment’s 2025 revenues declined modestly, compared to 2024 revenues due to a lower average level of billable consultants during the the year compared to 2024. We ended 2025 with 840 billable consultants, compared to 1,008 billable consultants at the end of 2024, a decrease of 16.7%. Our average IT staffing bill rate for 2025 totaled $86.10 per hour compared to $82.77 per hour in 2024. This bill rate increase was due to higher rates on new assignments and was reflective of the type of skill sets that we deployed. Permanent placement / fee revenues totaled $0.8 million in 2025, compared to $0.9 million a year ago.

In 2025, we had three clients that exceeded 10% of total revenues (Fidelity = 16.7%, Populus = 12.1% and CGI = 10.8%). In 2024, we had two client that exceeded 10% of total revenues (CGI = 14.5% and Populas = 10.7%). Our top ten clients represented 58% of total revenues in 2025 and 54% of total revenues in 2024. Additionally, our largest industry vertical, financial services, represented approximately 54% of total revenues in 2025, compared to approximately 49% in 2024.

Gross Margin

Gross profit decreased to $53.1 million in 2025, compared to $55.6 million in 2024, a decrease of 4.6% on a year-over-basis. Gross profit as a percentage of revenue totaled 27.7% in both 2025, compared to 27.9% in 2024. Excluding the $0.3 million of severance expense, gross profit as a percentage of revenue was 27.9% for 2025.

Gross margins from our Data and Analytics Services segment in 2025 were 46.2%, which was 290-basis points lower than the 49.1% gross margins that we achieved in 2024. The decrease reflected lower utilization rates through 2025 when compared to 2024, as well as a few key project ends. Including the $0.3 million of severance expense, gross margins were 45.4% for our Data and Analytics Services segment for 2025.

Gross margins in our IT Staffing Services segment were 24.0% in 2025, compared to 23.2% in 2024. This 80-basis point increase was primarily due to higher bill rates during 2025 when compared to 2024.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in 2025 totaled $53.1 million and represented 27.7% of total revenues, compared to $51.8 million or 26.0% of revenues in 2024. When excluding the amortization of acquired intangible assets, severance expenses and finance and accounting transition expense in 2025, and the amortization of acquired intangible assets and severance expenses in 2024, the adjusted SG&A expenses related to operations as a percentage of revenues was 23.9% in 2025 versus 23.6% in 2024. The increase in SG&A as a percentage of revenues, excluding these items mentioned above, was largely due to higher general and administrative expenses in both business segments, partially offset by lower sales and operations expenses.

Fluctuations within SG&A expense components during 2025 compared to 2024 included the following:

•
Sales expense was $2.2 million lower in 2025 compared to the previous year. In our IT Staffing Services segment, sales expense decreased by $1.7 million due to lower compensation expenses resulting from headcount reductions and lower marketing spend. In the Data and Analytics Services segment, sales expense decreased by $0.5 million due to a decrease in marketing and event expenses and lower compensation expenses resulting from headcount reductions.
•
Operations expense decreased by $1.9 million compared to 2024. In our IT Staffing Services segment operations expense decreased $1.8 million in 2025, due to lower compensation expenses resulting from headcount reduction and lower legal fees. Operations expenses in our Data and Analytics Services segment decreased by $0.1 million in 2025, due to lower recruiting and travel costs.
•
General and administrative expenses increased by $2.9 million in 2025 compared to 2024. The increase was primarily attributable to higher executive compensation, including stock-based compensation, as well as recruiting fees and travel costs associated with leadership changes during the year. In addition, audit and other professional services fees and software licensing costs increased compared to the prior year. The Data and Analytics Services segment accounted for $1.5 million of the increase, while the IT Staffing Services segment accounted for $1.4 million, reflecting similar cost drivers across both segments.
•
Amortization of acquired intangible assets was $2.6 million in 2025 versus $2.7 million in 2024, as a portion of our intangible assets became fully amortized in 2025.
•
Severance expense totaled $2.8 million in 2025 versus $2.1 million in 2024. Severance in both years largely related to executive leadership departures.
•
Finance and accounting transition expenses totaled $1.9 million in 2025, compared to no comparable expense in 2024. These costs were incurred in connection with the Board of Directors’ decision to transition the Company’s finance and accounting functions to India as part of a long-term cost optimization initiative. The expenses primarily consisted of severance, retention bonuses, and travel costs associated with training and knowledge transfer activities. The transition was completed as of December 31, 2025, and the Company does not expect to incur additional finance and accounting transition expenses in future periods.

Other Income / (Expense) Components

In 2025, other income consisted of net interest income of $844,000 and foreign exchange gains of $217,000. In 2024, other income consisted of interest income of $606,000 and foreign exchange gains of $27,000. The increase in interest income was due to a higher balance of cash on hand in 2025 compared to 2024. Net foreign exchange gains in 2025 compared to 2024 reflected exchange rate variations between the Indian rupee and the Canadian dollar compared to the U.S. dollar.

Income Tax Expense

Income tax expense for 2025 was $0.5 million and represented an effective tax rate on pre-tax income of 42.7%, compared to $1.0 million in 2024, which represented an effective tax rate on pre-tax income of 23.1%. The 2025 effective tax rate was largely impacted by disallowed executive compensation and return to provision items, compared to 2024 which was largely impacted by a worthless stock deduction recognized on the dissolution of our Singapore entity in 2024. Both periods were impacted by shortfalls in expected tax benefits from stock options/restricted stock and state income taxes. See additional information in Note 11.

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

Our IT Staffing Services segment’s 2024 revenues declined modestly, compared to 2023 revenues due to a lower average level of billable consultants during the first half of 2024 compared to the first half of 2023. However, we ended 2024 with 1,008 billable consultants, compared to 946 billable consultants at the end of 2023, an increase of 6.6%. Our average IT staffing bill rate for 2024 totaled $82.77 per hour compared to $78.84 per hour in 2023. This bill rate increase was due to higher rates on new assignments and was reflective of the type of skill sets that we deployed. Permanent placement / fee revenues totaled $0.9 million in 2024, compared to $0.8 million in 2023.

In 2024, we had two clients that exceeded 10% of total revenues (CGI = 14.5% and Populus = 10.7%). In 2023, we had one client that exceeded 10% of total revenues (CGI = 22.5%). Our top ten clients represented 54% of total revenues in 2024 and 53% of total revenues in 2023. Additionally, our largest industry vertical, financial services, represented approximately 49% of total revenues in 2024, compared to approximately 50% in 2023.

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

Liquidity and Capital Resources

Financial Conditions and Liquidity

On December 31, 2025, we had cash balances on hand of $36.5 million, no bank debt outstanding and approximately $19.9 million of borrowing capacity under our existing credit facility.

Historically, we have funded our business needs with cash generation from operating activities. In the data and analytics services and IT staffing services industries, investment in operating working capital levels (defined as current assets excluding cash and cash equivalents minus current liabilities, excluding short-term borrowings) is a significant use of cash. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash preservation. Our accounts receivable “days sales outstanding” measurement (“DSO”) at year-end 2025 increased slightly to 54-days compared to 52-days at year-end 2024.

Cash provided by operating activities, our cash and cash equivalent balances on hand at December 31, 2025 and current availability under our existing credit facility are expected to be adequate to fund our business needs over the next 12 months, including potential repurchases under the $5.0 million share repurchase authorization approved by our Board of Directors on February 16, 2026, but excluding any significant acquisition-related activities.

Below is a tabular presentation of cash flow activities for the periods discussed:

	Years Ended December 31,
Cash Flows Activities	2025	2024	2023
	(Amounts in millions)
Operating activities	$11.1	$7.2	$16.0
Investing activities	(0.5)	(0.9)	(0.2)
Financing activities	(1.1)	0.7	(1.6)

Operating Activities

Cash provided by (used in) operating activities for the years ended December 31, 2025, 2024 and 2023 totaled $11.1 million, $7.2 million, and $16.0 million, respectively. In 2025, cash flows from operating activities included net income of $0.6 million, non-cash charges of $3.2 million and a decrease in operating working capital of $7.4 million. In 2024, cash flows from operating activities included net income of $3.4 million, non-cash charges of $6.1 million and an increase in operating working capital of ($2.3 million). In 2023, cash flows from operating activities included a net (loss) of ($7.1 million), non-cash charges of $10.6 million and decreases in operating working capital of $12.5 million. The 2025 reduction in operating working capital was primarily due to lower accounts receivable, reflecting decreased revenue levels and the timing of billings and collections, as well as decreases in prepaid and other current assets. These favorable working capital changes were partially offset by a $2.0 million payment of deferred compensation during 2025. The 2024 increase in operating working capital reflected higher activities levels as accounts receivable and prepaid expenses increased. The 2023 reduction in operating working capital was due to lower accounts receivable, reflecting significant revenue declines during the year.

Operating working capital levels are generally correlated with revenue trends. If revenue levels increase in future periods, we would expect operating working capital requirements to increase accordingly, which could reduce cash generated from operating activities. Conversely, sustained lower revenue levels may result in reduced working capital requirements.

Days sales outstanding may fluctuate based on revenue mix, as data and analytics services engagements typically experience higher DSO levels than IT staffing engagements. Changes in revenue composition could therefore impact overall working capital requirements in future periods.

Investing Activities

Cash (used in) investing activities for the years ended December 31, 2025, 2024 and 2023 totaled $(0.5) million, $(0.9) million and $(0.2) million, respectively. In 2025, cash (used in) investing activities was primarily comprised of capital expenditures totaling ($0.4) million and payments of ($0.1) million for non-current deposits. In 2024, cash (used in) investing activities consisted entirely of capital expenditures totaling ($0.9) million, largely related to computer equipment and cyber-security investments. In 2023, cash (used in) investing activities consisted of ($0.3) million of capital expenditures and a $0.1 million recovery of non-current office lease deposits.

Financing Activities

In 2025, cash (used in) financing activities totaled ($1.1 million) and included ($2.2 million) for the repurchase of common stock under the Company’s share repurchase program, partially offset by $1 million of proceeds from the exercise of stock options and $0.1 million of proceeds from the issuance of common shares under our employee stock purchase plan. In 2024, cash provided by financing activities totaled $0.7 million and included $0.2 million of proceeds from the issuance of common shares under our employee stock purchase plan and $0.5 million of proceeds from the exercise of stock options, partially offset by the repurchase of common stock under the Company’s share repurchase program. In 2023, cash (used in) financing activities totaled ($1.6 million) and included ($1.1 million) of debt repayments, ($0.6 million) of common stock repurchases, partially offset by proceeds from our issuance of common shares under our employee stock purchase plan.

2024 Primentor, Inc. Consulting Agreement

On January 12, 2024, the Company entered into a consulting agreement with Primentor, Inc. to provide strategic advisory and management consulting services, as well as any other business and organizational strategy services as the Board of Directors of the Company may reasonably request from time to time. During 2025 and 2024, the Company incurred consulting expenses of approximately $0.5 million and $0.4 million related to these services. For 2026, the Company expects to pay Primentor approximately $0.2 million.

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

2025 Finance and Accounting Functions to be Transitioned to India from the U.S.

During the first quarter of 2025, the Board of Directors approved a long-term cost optimization initiative to transition the Company’s finance and accounting functions from the United States to India. The transition was completed as of December 31, 2025. During 2025, the Company incurred approximately $1.9 million of transition-related expenses, consisting primarily of severance, retention bonuses, and travel costs associated with training and knowledge transfer activities. These expenses were included within general and administrative expenses.

The Company does not expect to incur additional transition-related expenses in future periods as the initiative has been fully implemented. The Company expects this initiative to generate annualized cost savings of approximately $1.2 million beginning in 2026.

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

In 2025, 2024 and 2023, we performed quantitative impairment tests related to our IT Staffing Services segment, which includes our June 2015 acquisition of Hudson Global Resources Management, Inc.’s U.S. IT staffing business (“Hudson IT”). The results of each of these testing’s indicated no impairment associated with the carrying amount of goodwill.

Additionally in 2025, 2024 and 2023, we performed quantitative impairment tests related to our Data and Analytics Services segment which includes the July 2017 acquisition of InfoTrellis and the October 2020 acquisition of AmberLeaf. The results of the 2025 and 2024 testing’s indicated no impairment associated with the carrying amount of goodwill. On October 1, 2023, our annual impairment testing date, we did not identify an impairment. However, due to a triggering event in the fourth quarter related to declining revenue trends and lower future revenue projections, our December 31, 2023 testing results indicated impairment associated with the carrying amount of goodwill of $5.3 million. Accordingly, this goodwill impairment charge is reflected in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations in Item 8, herein.

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

In October 2018, the Board of Directors of the Company approved the Mastech Digital, Inc. 2019 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is intended to meet the requirements of Section 423 of the Code and required the approval of the Company’s shareholders to be qualified under Section 423 of the Code. On May 15, 2019, the Company’s shareholders approved the Stock Purchase Plan. Under the Stock Purchase Plan, 600,000 shares of common stock (subject to adjustment upon certain changes in the Company’s capitalization) are available for purchase by eligible employees who become participants in the Stock Purchase Plan. The purchase price per share is 85% of the lesser of (i) the fair market value per share of common stock on the first day of the offering period, or (ii) the fair market value per share of common stock on the last day of the offering period. On February 16, 2026, the Company’s Board of Directors approved the termination of the Stock Purchase Plan. The termination will become effective on July 1, 2026, following completion of the current offering period ending June 30, 2026. Shares issuable under the current offering period will be issued in accordance with the terms of the plan, and no additional offering periods will commence thereafter.

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

Management determines the Company’s income tax provision using the asset and liability method. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. The Company evaluates its deferred tax assets and records a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2025 and 2024, the Company provided a valuation allowance of $435,000 and $452,000, respectively, related to the uncertainty of the realization of foreign net operating losses (“NOL”).

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

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained under audit. As of December 31, 2025 and 2024, there were no uncertain tax positions for which a reserve or liability is necessary.

Foreign Currency Translation

The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s subsidiary in Canada is the U.S. dollar because the majority of its revenue is denominated in U.S. dollars. The functional currency of the Company’s Indian and European subsidiaries is their local currency. The results of operations of the Company’s Indian and European subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian and European subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Consolidated Statements of Operations. Foreign exchange gains / (losses) in 2025 totaled $217,000; 2024 totaled $27,000; in 2023 we incurred losses of ($75,000).

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

Interest Rates

At December 31, 2025, we had no outstanding borrowings under our Credit Agreement with PNC Bank and certain other financial institution lenders (the “Credit Agreement”) — Refer to Note 5 — “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8 herein. A hypothetical 10% increase in interest rates would have no impact on our annual interest expense. As of December 31, 2025, the Company has no interest-rate hedge vehicles outstanding.

Currency Fluctuations

The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s subsidiary in Canada is the U.S. dollar because the majority of its revenue is denominated in U.S. dollars. The functional currency of the Company’s Indian and European subsidiaries is their local currency. The results of operations of the Company’s Indian and European subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian and European subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Consolidated Statements of Operations. A hypothetical 10% increase or decrease in overall foreign currency rates in 2025 would not have a material impact on our consolidated financial statements. As our international operations grow, we will continue to evaluate and reassess our approach to managing the risks relating to fluctuations in currency rates.

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

The Company’s Consolidated Financial Statements for the year ended December 31, 2025 have been audited by UHY LLP, an Independent Registered Public Accounting Firm. The Audit opinion is on page XX of this Annual Report on Form 10-K.

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

Kannan Sugantharaman

Chief Financial Officer

MASTECH DIGITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Mastech Digital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mastech Digital, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and Schedule II, Valuation and Qualifying Accounts listed in the index at item 15(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mastech Digital, Inc. and Subsidiaries at December 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter – Valuation of Goodwill

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company evaluates goodwill for impairment on an annual basis as of October 1 or more frequently if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The goodwill balance as of December 31, 2025, was $27.2 million. The Company considers potential impairment by comparing the fair value of a reporting unit to its carrying value. Fair value is estimated by management using a discounted cash flow model.

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

Farmington Hills, Michigan

March 18, 2026

MASTECH DIGITAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	At December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$36,533	$27,742
Accounts receivable, net of allowance for credit losses of $275 in 2025 and $311 in 2024	20,648	23,845
Unbilled receivables	5,748	7,598
Prepaid and other current assets	5,647	7,020
Total current assets	68,576	66,205
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	3,817	3,671
Enterprise software	4,185	4,185
Leasehold improvements	738	742
	8,740	8,598
Less – accumulated depreciation and amortization	(7,183)	(6,600)
Net equipment, enterprise software, and leasehold improvements	1,557	1,998
Operating lease right-of-use assets, net	2,534	3,832
Deferred income taxes	2,583	1,298
Deferred financing costs, net	95	189
Deferred compensation, net	1,000	—
Non-current deposits	530	444
Goodwill, net of impairment	27,210	27,210
Intangible assets, net of amortization	7,755	10,308
Total assets	$111,840	$111,484
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,451	$4,683
Accrued payroll and related costs	15,391	13,750
Current portion of operating lease liability	1,283	1,265
Other accrued liabilities	898	550
Deferred revenue	41	329
Total current liabilities	21,064	20,577
Long-term liabilities:
Long-term operating lease liability, less current portion	1,138	2,486
Long-term accrued income taxes	—	—
Long-term severance liability	330	987
Total liabilities	22,532	24,050
Commitments and contingent liabilities (Note 8)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 100,000,000 shares authorized and 13,715,016 shares issued as of December 31, 2025 and 13,444,712 shares issued as of December 31, 2024	137	135
Additional paid-in-capital	42,515	38,277
Retained earnings	56,427	55,817
Accumulated other comprehensive income (loss)	(2,640)	(1,910)
Treasury stock, at cost; 2,022,864 shares as of December 31, 2025 and 1,723,341 as of December 31, 2024	(7,131)	(4,885)
Total shareholders’ equity	89,308	87,434
Total liabilities and shareholders’ equity	$111,840	$111,484

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Revenues	$191,371	$198,943	$201,098
Cost of revenues	138,315	143,346	150,062
Gross profit	53,056	55,597	51,036
Selling, general and administrative expenses:
Operating expenses	53,055	51,806	51,911
Impairment of goodwill	—	—	5,300
Employment-related claim, net of recoveries	—	—	3,100
Total selling, general and administrative expenses	53,055	51,806	60,311
Income (loss) from operations	1	3,791	(9,275)
Interest income (expense), net	844	606	319
Other income (expense), net	217	27	(75)
Income (loss) before income taxes	1,062	4,424	(9,031)
Income tax expense (benefit)	453	1,022	(1,893)
Net income (loss)	$609	$3,402	$(7,138)
Earnings (Loss) Per Share:
Basic	$0.05	$0.29	$(0.61)
Diluted	$0.05	$0.28	$(0.61)
Weighted average common shares outstanding:
Basic	11,747	11,669	11,613
Diluted	11,950	12,014	11,613

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$609	$3,402	$(7,138)
Other comprehensive income (loss):
Foreign currency translation adjustments	(730)	(266)	(89)
Total pretax net unrealized (loss)	(730)	(266)	(89)
Total other comprehensive (loss), net of taxes	(730)	(266)	(89)
Total comprehensive income (loss)	$(121)	$3,136	$(7,227)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balances, December 31, 2022	$133	$32,059	$59,553	$(4,187)	$(1,555)	$86,003
Net income (loss)	—	—	(7,138)	—	—	(7,138)
Employee common stock purchases	—	204	—	—	—	204
Other comprehensive (loss), net of taxes	—	—	—	—	(89)	(89)
Stock-based compensation expense	—	3,082	—	—	—	3,082
Stock options exercised	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(618)		(618)
Balances, December 31, 2023	$133	$35,345	$52,415	$(4,805)	$(1,644)	$81,444
Net income	—	—	3,402	—	—	3,402
Employee common stock purchases	—	223	—	—	—	223
Other comprehensive (loss), net of taxes	—	—	—	—	(266)	(266)
Stock-based compensation expense	—	2,200	—	—	—	2,200
Stock options exercised	2	509				511
Purchase of treasury stock	—	—	—	(80)	—	(80)
Balances, December 31, 2024	$135	$38,277	$55,817	$(4,885)	$(1,910)	$87,434
Net income	—	—	609	—	—	609
Employee common stock purchases	—	92	—	—	—	92
Other comprehensive (loss), net of taxes	—	—	—	—	(730)	(730)
Stock-based compensation expense	—	3,118	—	—	—	3,118
Stock options exercised	2	1,029	—	—	—	1,031
Purchase of treasury stock	—	—	—	(2,246)	—	(2,246)
Balances, December 31, 2025	$137	$42,515	$56,426	$(7,131)	$(2,640)	$89,308

The accompanying notes are an integral part of these Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES:
Net income (loss)	$609	$3,402	$(7,138)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,324	3,499	3,855
Bad debt expense	36	(217)	(30)
Interest amortization of deferred financing costs	94	95	73
Stock-based compensation expense	3,118	2,200	3,082
Deferred income taxes, net	(1,290)	(509)	(1,714)
Impairment of goodwill	—	—	5,300
Operating lease assets and liabilities, net	45	46	75
Loss on disposition of fixed assets	4	24	1
Amortization of deferred compensation	500	987	—
Long-term severance liability	(657)	—	—
Payment of deferred compensation	(2,000)	—	—
Long-term accrued income taxes	—	(69)	(36)
Working capital items:
Accounts receivable and unbilled receivables	5,013	(1,411)	12,537
Prepaid and other current assets	1,729	(1,605)	(1,718)
Accounts payable	(1,215)	39	186
Accrued payroll and related costs	1,756	1,452	1,276
Other accrued liabilities	357	(386)	(248)
Deferred revenue	(288)	(355)	477
Net cash flows provided by operating activities	11,135	7,192	15,978
INVESTING ACTIVITIES:
Recovery of (payments for) non-current deposits	(110)	—	119
Capital expenditures	(376)	(941)	(335)
Net cash flows (used in) investing activities	(486)	(941)	(216)
FINANCING ACTIVITIES:
(Repayments) on term loan facility	—	—	(1,100)
Proceeds from the issuance of common stock	91	223	204
Purchase of treasury stock	(2,246)	(80)	(618)
Payment of deferred financing costs	—	—	(64)
Proceeds from the exercise of stock options	1,029	511	—
Net cash flows provided by (used in) financing activities	(1,126)	654	(1,578)
Effect of exchange rate changes on cash and cash equivalents	(732)	(310)	(94)
Net change in cash and cash equivalents	8,791	6,595	14,090
Cash and cash equivalents, beginning of period	27,742	21,147	7,057
Cash and cash equivalents, end of period	$36,533	$27,742	$21,147
SUPPLEMENTAL DISCLOSURE:
Cash payments for interest expense	$—	$—	$43
Cash payments for income taxes	$868	$2,227	$1,356

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

A reconciliation of the beginning and ending amounts of allowance for credit losses for the three years ended December 31, 2025 is as follows:

	Balance at beginning of period	Charged to expense (credited)	Recoveries/ (Write- offs)	Balance at end of period
	(Amounts in thousands)
Year ended December 31, 2025	$311	$(36)	$—	$275
Year ended December 31, 2024	528	(217)	—	311
Year ended December 31, 2023	444	(30)	114	528

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

The estimated useful lives of depreciable assets are primarily as follows:

Laptop Computers	3-4 years
Equipment	3-5 years
Enterprise Software	3-5 years

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

Depreciation and amortization expense related to fixed assets totaled $772,000, $806,000 and $1,083,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

In 2025, 2024 and 2023, we performed quantitative impairment tests related to our IT Staffing Services segment, which includes the June 2015 acquisition of Hudson Global Resources Management, Inc.’s U.S. IT staffing business (“Hudson IT”). The results of each of these testing’s indicated no impairment associated with the carrying amount of goodwill.

In 2025, 2024 and 2023, we performed quantitative impairment tests related to our Data and Analytics Services segment which includes the July 2017 acquisition of InfoTrellis and the October 2020 acquisition of AmberLeaf. The results of these 2025 and 2024 testing’s indicated no impairment associated with the carrying amount of goodwill. On October 1, 2023, our annual impairment testing date, we did not identify an impairment. However, due to a triggering event in the fourth quarter related to declining revenue trends and lower future revenue projections, our December 31, 2023 testing results indicated impairment associated with the carrying amount of goodwill of $5.3 million. Accordingly, this goodwill impairment charge is reflected in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations in Item 8, herein.

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

Management determines the Company’s income tax provision using the asset and liability method. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. The Company evaluates its deferred tax assets and records a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2025, 2024 and 2023, the Company provided a valuation allowance of $435,000, $452,000 and $628,000, respectively, related to the uncertainty of the realization of foreign net operating losses (“NOL”).

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

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained under audit. As of December 31, 2025 and 2024, there were no uncertain tax positions for which a reserve or liability is necessary.

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

The Company's President and Chief Executive Officer ("CEO") regularly reviews financial information by reporting segment to make operating decisions. Significant financial metrics that are regularly reviewed for each reportable business segment include revenues, gross margin percent, operating income and segment expenses which are classified as selling & marketing, operations, and general & administrative. Other segment items that are not allocated to a reportable business segment include amortization, interest income/expense, foreign exchange gains/losses, severance, litigation settlements and other infrequent income/expense items.

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

Stock-Based Compensation

In 2008, the Company adopted a Stock Incentive Plan. This stock incentive plan was amended and restated effective as of May 14, 2024 and further amended on May 14, 2025 (as amended and restated to date, the “Plan”). The Plan provides that up to 6,200,000 shares of the Company's common stock shall be allocated for issuance to directors, officers, employees and consultants of the Company. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance share awards, restricted stock awards or stock awards. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options are granted at an exercise price equal to the closing share price of the Company’s common stock at the grant date and generally vest over a three to five-year period.

In 2018, the Company adopted the Mastech Digital, Inc. 2019 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is intended to meet the requirements of Section 423 of the Code and required the approval of the Company’s shareholders to be qualified under Section 423 of the Code. In 2019, the Company’s shareholders approved the Stock Purchase Plan. Under the Stock Purchase Plan, 600,000 shares of common stock (subject to adjustment upon certain changes in the Company’s capitalization) are available for purchase by eligible employees who become participants in the Stock Purchase Plan. The purchase price per share is 85% of the lesser of (i) the fair market value per share of common stock on the first day of the offering period, or (ii) the fair market value per share of common stock on the last day of the offering period. On February 16, 2026, the Company’s Board of Directors approved the termination of the Stock Purchase Plan. The termination will become effective on July 1, 2026, following completion of the current offering period ending June 30, 2026. Shares issuable under the current offering period will be issued in accordance with the terms of the plan, and no additional offering periods will commence thereafter.

On December 10, 2024, the Board approved and adopted the 2024 Inducement Stock Incentive Plan and reserved 1,500,000 shares of Common Stock for issuance of awards under the 2024 Inducement Stock Incentive Plan. The 2024 Inducement Stock Incentive Plan was approved and adopted without shareholder approval pursuant to NYSE American Company Guide Rule 711 and provided for grants of non-qualified stock options, restricted stock awards, stock awards, performance share awards and other stock-based awards (each, an “Inducement Award”). Effective May 14, 2025, the 2024 Inducement Stock Incentive Plan was terminated, which means that no further grants can be made under the 2024 Inducement Stock Incentive Plan but existing outstanding awards granted pursuant to this plan continue to be governed by the plan’s terms. The 2024 Inducement Stock Incentive Plan was established exclusively to grant equity awards to individuals who were not previously employees or directors of the Company, as an inducement to join the Company.

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

Treasury Stock

On February 8, 2023, the Company announced that the Board of Directors authorized a share repurchase program of up to 500,000 shares of the Company’s common stock over a two-year period. On February 19, 2025, the Company announced that the Board of Directors had authorized an extension of its previously announced share repurchase program for an additional year through February 8, 2026. Repurchases under the program could occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods. During 2025, the Company repurchased 299,523 shares of common stock at an average price of $7.49 per share under this program. During 2024, the Company repurchased 9,222 shares of common stock at an average price of $8.70 per share under this program. On February 8, 2026, this share repurchase program expired by its terms.

On February 16, 2026, the Company’s Board of Directors authorized a new share repurchase program pursuant to which the Company may repurchase up to $5.0 million of its common stock. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Company’s Board of Directors. The authorization became effective on February 16, 2026.

Additionally, the Company makes stock purchases from time to time to satisfy employee tax obligations related to its Stock Incentive Plan. During 2025 and 2024, the Company did not purchase any shares to satisfy such employee tax obligations.

At December 31, 2025, the Company held 2.0 million shares in its treasury at a cost of approximately $7.1 million. At December 31, 2024, the Company held 1.7 million shares in its treasury at a cost of approximately $4.8 million.

Comprehensive Income (Loss)

Comprehensive income (loss) as presented in the Consolidated Statements of Comprehensive Income (Loss) consists of net income (loss) and foreign currency translation adjustments.

Foreign Currency Translation

The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s subsidiary in Canada is the U.S. dollar because the majority of its revenue is denominated in U.S. dollars. The functional currency of the Company’s Indian and European subsidiaries is their local currency. The results of operations of the Company’s Indian and European subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian and European subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Consolidated Statements of Operations. Foreign exchange gains and losses were not material in 2025, 2024 and 2023.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period, plus the incremental shares outstanding assuming the exercise of dilutive stock options and the vesting of restricted shares and performance shares, calculated using the treasury stock method. For the year ended December 31, 2025, all stock options and restricted shares were anti-dilutive and excluded from the computation of diluted (loss) per share due to the net loss.

Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this ASU enhance the transparency and usefulness of income tax disclosures. Additional disclosures include specific rate reconciliation categories; additional disclosure for reconciling items that meet a quantitative threshold; and federal, state and foreign income taxes paid by individual jurisdiction. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company adopted this ASU on January 1, 2025 which resulted in expanded disclosures as reflected in Note 11.

Recent Accounting Pronouncements not yet adopted

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

The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Years Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Data and Analytics Services Segment
Time-and-material Contracts	$28,521	$24,485	$25,307
Fixed-price Contracts	4,754	12,140	9,051
Subtotal Data and Analytics Services	$33,275	$36,625	$34,358
IT Staffing Services Segment
Time-and-material Contracts	$158,096	$162,182	$166,740
Fixed-price Contracts	—	136	—
Subtotal IT Staffing Services	$158,096	$162,318	$166,740
Total Revenues	$191,371	$198,943	$201,098

The Company had three clients that individually accounted for more than 10% of total revenues in 2025: Fidelity (16.7%), Populus (12.1%), and CGI (10.8%). In 2024, two clients exceeded 10% of total revenues: CGI (14.5%) and Populus (10.7%). In 2023, one client, CGI, accounted for 22.5% of total revenues. At December 31, 2025 and 2024, CGI accounted for 20.0% and 27.0%, respectively, of the Company’s accounts receivable. Fidelity accounted for 18.0% and 6.0% of accounts receivable at December 31, 2025 and 2024, respectively. Populus accounted for 3.0% and 6.0% of accounts receivable at December 31, 2025 and 2024, respectively.

The Company’s top ten clients represented approximately 58%, 54% and 53% of total revenues in 2025, 2024 and 2023, respectively. The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Years Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
United States	$189,286	$195,455	$197,246
Canada	556	1,041	2,474
India and Other	1,529	2,447	1,378
Total	$191,371	$198,943	$201,098

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

The following table presents the Company’s net accounts receivable from customers, contract assets and contract liabilities:

	December 31,
	2025	2024
	(Amounts in thousands)
Receivables from contracts, beginning of year	$23,845	$22,556
Receivables from contracts, end of year	$20,648	$23,845
Contract assets, beginning of year	$7,598	$7,259
Contract assets, end of year	$5,748	$7,598
Contract liabilities, beginning of year	$329	$684
Contract liabilities, end of year	$41	$329

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

A reconciliation of the beginning and ending amounts of goodwill by operating segment for the three years ended December 31, 2025 is as follows:

	Years Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
IT Staffing Services:
Beginning balance	$8,427	$8,427	$8,427
Goodwill recorded	—	—	—
Impairment	—	—	—
Ending balance	$8,427	$8,427	$8,427

	Years Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Data and Analytics Services:
Beginning balance	$18,783	$18,783	$24,083
Goodwill recorded	—	—	—
Impairment	—	—	(5,300)
Ending balance	$18,783	$18,783	$18,783

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of December 31, 2025 and 2024:

	As of December 31, 2025
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$7,028	$971
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	13,050	6,591
Covenant-not-to-compete	5	1,201	1,201	—
Trade name	5	1,711	1,711	—
Technology	7	1,979	1,786	193
Total Intangible Assets		$33,099	$25,344	$7,755

	As of December 31, 2024
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
IT Staffing Services:
Client relationships	12	$7,999	$6,361	$1,638
Covenant-not-to-compete	5	319	319	—
Trade name	3	249	249	—
Data and Analytics Services:
Client relationships	12	19,641	11,413	8,228
Covenant-not-to-compete	5	1,201	1,135	66
Trade name	5	1,711	1,637	74
Technology	7	1,979	1,677	302
Total Intangible Assets		$33,099	$22,791	$10,308

Amortization expense for the three years ended December 31, 2025, 2024 and 2023 totaled $2.6 million, $2.7 million and $2.8 million, respectively and is included in selling, general and administrative expenses in the Consolidated Statement of Operations.

The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2026 through 2030 is as follows:

	Years Ended December 31,
	2026	2027	2028	2029	2030
	(Amounts in thousands)
Amortization expense	$2,413	$2,025	$1,637	$1,000	$248

4.
Cash and Cash Equivalents

The Company had cash and cash equivalents consisting of cash balances on hand and money market funds that totaled $36.5 million at December 31, 2025 and $27.7 million at December 31, 2024. There were no restrictions on the Company’s cash balances during the periods presented.

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

The Company pledged substantially all of its assets in support of the Credit Agreement. The Credit Agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the Credit Agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of December 31, 2025, the Company was in compliance with all applicable provisions of the Credit Agreement.

In connection with securing the commitments under the Credit Agreement and the April 20, 2018, October 1, 2020, December 29, 2021 and December 29, 2023 amendments to the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $1,039,000, which were capitalized and are being amortized as interest expense over the life of the Credit Facility. Deferred financing costs of $95,000 and $189,000 (net of amortization) as of December 31, 2025, and December 31, 2024, respectively, are presented as long-term assets in the Company’s Consolidated Balance Sheets.

As of December 31, 2025, and December 31, 2024, the Company’s outstanding borrowings under the Revolver totaled zero dollars; and unused borrowing capacity available was approximately $19.9 million and $22.6 million, respectively. There were no outstanding borrowings under the Term Loan at December 31, 2025, and December 31, 2024. On May 9, 2024, the Company issued two standby Letters of Credit for $162,000 each from PNC Bank to a Vietnam client to secure certain performance and advance payment guarantees made to the client on an existing fixed price Data and Analytics Services assignment. The letters of credit are scheduled to expire on March 21, 2026.

6.
Leases

The Company rents certain office facilities and equipment under noncancelable operating leases. As of December 31, 2025, approximately 94,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All of our leases are classified as operating leases. The average initial lease term is 3.9 years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from less than one-year to 3.8 years with a weighted average of 2.3 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

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

The following table summarizes the balance sheet classification of the lease assets and related lease liabilities:

	December 31, 2025	December 31, 2024
	(in thousands)
Assets:
Long-term operating lease right-of-use assets	$2,534	$3,832
Liabilities:
Short-term operating lease liability	$1,283	$1,265
Long-term operating lease liability	1,138	2,486
Total Liabilities	$2,421	$3,751

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of
December 31, 2025
(in thousands)
2026	$1,390
2027	752
2028	259
2029	196
2030	-
Thereafter	-
Total	$2,597
Less: Imputed interest	(176)
Present value of operating lease liabilities	$2,421

The weighted average discount rate used to calculate the present value of future lease payments was 5.7%.

We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the years ended December 31, 2025, 2024 and 2023 totaled $1.6 million, $1.5 million and $1.7 million, respectively.

Total cash paid for lease liabilities for the years ended December 31, 2025 totaled $1.4 million, $1.5 million and $1.6 million, respectively.

There were no new leases entered into during the year ended December 31, 2025 or 2024. New leases entered into during the years ended December 31, 2023 totaled $2.7 million . New leases are considered non-cash transactions.

7.
Long-Term Severance Liability

In December 2024, the Company recorded a $1.9 million liability based on the contractual terms of the severance agreement with its former President and Chief Executive Officer. In March 2025, the Company recorded an additional $1.4 million severance liability related to the severance agreement with its former Chief Financial Officer. As of December 31, 2025, $1.6 million is recorded in current liabilities and $0.3 million is recorded as a long-term liability in the Company’s Consolidated Balance Sheets, based on the expected timing of payments.

8.
Commitment and Contingencies

In December 2022, the Company received a demand letter from the attorney of a former employee who resigned from his employment with the Company in November 2022. Among other allegations in the letter, this former employee asserted various employment-related claims against the Company, including a claim of wrongful termination. The Company settled this claim in 2023 and paid a $3.1 million settlement, net of recoveries, and incurred $0.9 million of professional service fees related to this matter. Both the professional services fees and the settlement amount, net of recoveries are included in Selling, General and Administrative expenses in the Consolidated Statement of Operations. There were no professional service fees related to this matter incurred in either 2025, or 2024.

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

9.
Employee Benefit Plan

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S.-based salaried and W-2 hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. The Company did not provide for any matching contributions for the three years ended December 31, 2025.

10.
Stock-Based Compensation

Effective October 1, 2008, the Company adopted a Stock Incentive Plan. This stock incentive plan was amended and restated effective as of May 14, 2024 and further amended on May 14, 2025, (the “Plan”). The Plan provides that up to 6,200,000 shares of the Company’s common stock shall be allocated for issuance to directors, officers, employees and consultants of the Company. Grants under the Plan can be made in the form of stock options, stock appreciation rights, performance share awards, restricted stock awards or stock awards. As of December 31, 2025, the Company had 5,198,000 outstanding and/or exercised stock options, 24,000 vested performance shares and 365,000 outstanding and/or released restricted stock units that were issued under the Plan. Thus, as of December 31, 2025, the Company has 945,000 shares available for future grants under the Plan.

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

Following is a summary of the Company’s stock option activity under the Plan for the three years ended December 31, 2025:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2022	2,326,000	$11.38
Granted	205,000	10.14
Exercised	—	—
Cancelled / forfeited	(434,000)	13.62
Outstanding at December 31, 2023	2,097,000	10.80
Granted	525,000	8.41
Exercised	(77,000)	6.59
Cancelled / forfeited	(125,000)	13.89
Outstanding at December 31, 2024	2,420,000	10.25
Granted	1,069,000	12.66
Exercised	(222,000)	4.64
Cancelled / forfeited	(276,000)	15.30
Outstanding at December 31, 2025	2,991,000	$11.07

As of December 31, 2025, the Company’s outstanding “in the money” stock options under the Plan, using the year-end share price of $6.95 had an aggregate intrinsic value of $818,000. As of December 31, 2025, the intrinsic value of vested stock options under the Plan totaled $806,000. The total intrinsic value of options exercised under the Plan during 2025, 2024 and 2023 totaled $1,230,000, $281,000 and $0, respectively. The measurement date fair value of stock options vested under the Plan during 2025, 2024 and 2023 totaled $1,740,000, $2,525,000 and $3,317,000, respectively.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options under the Plan as of December 31, 2025:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $4.00	208,000	0.3	$3.59
$4.01 to $8.00	752,000	6.0	7.14
$8.01 to $12.00	605,000	8.2	8.41
$12.01 to $16.00	1,352,000	7.3	15.24
$16.01 to $20.00	74,000	5.8	17.50
	2,991,000	6.6	$11.07

Range of Exercise Prices:	Options Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 to $4.00	208,000	0.3	$3.59
$4.01 to $8.00	385,000	2.7	6.90
$8.01 to $12.00	203,000	8.1	8.40
$12.01 to $16.00	621,000	5.2	15.07
$16.01 to $20.00	74,000	5.8	17.50
	1,491,000	4.3	$10.57

Stock options of 1,069,000 units, 525,000 units and 205,000 units were issued under the Plan during the year ended December 31, 2025, 2024, and 2023, respectively, with weighted-average terms of 3.4 years, 3.1 years, and 3.7 years. The Company used the following average assumptions with respect to the Black-Scholes option pricing model for Mastech Digital stock options issued under the Plan during 2025, 2024, and 2023.

	Years Ended December 31,
	2025	2024	2023
Stock option grants:
Weighted-average risk-free interest rate	4.3%	4.1%	4.0%
Weighted-average dividend yield	0.0%	0.0%	0.0%
Expected volatility	54.1%	47.7%	63.0%
Expected term (in years)	3.4	3.1	3.7
Weighted-average fair value	$6.05	$3.08	$5.01

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

Expected term — Mastech Digital’s expected term was based on the exercise history of our employees and the vesting term of our stock options.

Following is a summary of Mastech’s restricted stock activity under the Plan for the three years ended December 31, 2025:

	Years Ended December 31,
	2025	2024	2023
Beginning outstanding balance	17,921	19,924	17,804
Awarded	22,140	40,130	19,924
Released	(17,921)	(34,730)	(17,804)
Forfeited	(5,535)	(7,403)	—
Ending outstanding balance	16,605	17,921	19,924

The aggregate intrinsic value of restricted stock units outstanding under the Plan at December 31, 2025 was $116,000. The total intrinsic value of restricted shares released under the Plan during 2025 totaled $243,000.

On December 10, 2024, the Board approved and adopted the 2024 Inducement Stock Incentive Plan and reserved 1,500,000 shares of Common Stock for issuance of awards under the 2024 Inducement Stock Incentive Plan. The 2024 Inducement Stock Incentive Plan was approved and adopted without shareholder approval pursuant to NYSE American Company Guide Rule 711 and provided for grants of non-qualified stock options, restricted stock awards, stock awards, performance share awards and other stock-based awards (each, an “Inducement Award”). Effective May 14, 2025, the 2024 Inducement Stock Incentive Plan was terminated, which means that no further grants can be made under the 2024 Inducement Stock Incentive Plan but existing outstanding awards granted pursuant to this plan continue to be governed by the plan’s terms. The 2024 Inducement Stock Incentive Plan was established exclusively to grant equity awards to individuals who were not previously employees or directors of the Company, as an inducement to join the Company.

In October 2018, the Board of Directors of the Company approved the Mastech Digital, Inc. 2019 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is intended to meet the requirements of Section 423 of the Code and had to be approved by the Company’s shareholders to be qualified. On May 15, 2019, the Company’s shareholders approved the Stock Purchase Plan. Under the Stock Purchase Plan, 600,000 shares of common stock (subject to adjustment upon certain changes in the Company’s capitalization) are available for purchase by eligible employees who become participants in the Stock Purchase Plan. The purchase price per share is 85% of the lesser of (i) the fair market value per share of common stock on the first day of the offering period, or (ii) the fair market value per share of common stock on the last day of the offering period. On February 16, 2026, the Company’s Board of Directors approved the termination of the Stock Purchase Plan. The termination will become effective on July 1, 2026, following completion of the current offering period ending June 30, 2026. Shares issuable under the current offering period will be issued in accordance with the terms of the plan, and no additional offering periods will commence thereafter.

During the year ended December 31, 2025 and December 31, 2024, the Company issued 15,114 and 34,860 shares under the Stock Purchase Plan at an average share of $6.06 and $6.40, respectively. At December 31, 2025, there were 416,945 shares available for purchases under the Plan.

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

Stock-based compensation expense of $3.1 million, $2.2 million and $3.1 million was recognized in the Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023, respectively. The Company has recognized related tax benefits associated with its stock-based compensation arrangements for the years ended December 31, 2025, 2024, and 2023 of $780,000, $528,000 and $721,000, respectively. As of December 31, 2025, the total remaining unrecognized compensation expense related to non-vested stock options totaled $5.6 million which will be amortized over the weighted-average remaining requisite service period of 1.9 years. The total remaining unrecognized compensation expense related to restricted stock units amounted to $18,000 which will be amortized over the weighted-average remaining requisite service period of 0.1 years.

11.
Income Taxes

The components of income before income taxes as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Income (loss) before income taxes:
Domestic	$(1,574)	$1,556	$(6,222)
Foreign	2,636	2,868	(2,809)
Income (loss) before income taxes	$1,062	$4,424	$(9,031)

The provision (benefit) for income taxes, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Current provision (benefit):
Federal	$506	$672	$(473)
State	180	93	(23)
Foreign	1,036	762	316
Total current provision (benefit)	1,722	1,527	(180)
Deferred provision (benefit):
Federal	(609)	(445)	(648)
State	(108)	(52)	(133)
Foreign	(535)	6	(1,001)
Total deferred provision (benefit)	(1,252)	(491)	(1,782)
Change in valuation allowance	(17)	(14)	69
Total provision (benefit) for income taxes	$453	$1,022	$(1,893)

The reconciliation of income taxes computed using our statutory U.S. income tax rate and the provision (benefit) for income taxes for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Years Ended December 31,
(Amounts in thousands)	2025		2024		2023
Income taxes computed at the federal statutory rate	$223	21.0%	$929	21.0%	$(1,897)	(21.0)%
State income taxes, net of federal tax benefit	72	6.8	21	0.5	(198)	(2.2)
Shortfalls in expected tax benefits from stock options/RSUs	291	27.4	102	2.3	220	2.4
Worthless stock deduction	—	—	(248)	(5.6)	—	—
Executive compensation disallowed	234	22.0	—	—	—	—
Return to provision and other discrete items	(385)	(36.3)	—	—	—	—
Difference in tax rate on foreign earnings/other	35	3.3	232	5.2	(87)	(1.0)
Change in valuation allowance	(17)	(1.6)	(14)	(0.3)	69	0.8
	$453	42.7%	$1,022	23.1%	$(1,893)	(21.0)%

The components of the deferred tax assets and liabilities were as follows:

	At December 31,
	2025	2024
	(Amounts in thousands)
Deferred tax assets:
Allowance for credit losses	$61	$100
Accrued vacation and bonuses	603	403
Stock-based compensation expense	2,248	2,316
Acquisition-related transaction costs	404	455
Severance liabilities	410	448
Net operating losses	1,008	452
Other	82	157
Total deferred tax assets	4,816	4,331
Deferred tax liabilities:
Prepaid expenses	536	776
Depreciation, intangibles and contingent consideration	1,262	1,805
Total deferred tax liabilities	1,798	2,581
Valuation allowance	(435)	(452)
Net deferred tax asset (liability)	$2,583	$1,298

For the three years ending on December 31, 2025, the Company had no unrecognized tax benefits related to uncertain tax positions.

We evaluate deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted GAAP accounting guidance requires us to assess whether valuation allowances should be established against deferred tax asset based on all available evidence, both positive and negative using a "more likely than not' standard. Our assessment considers, among other things, the nature of cumulative losses, forecast of future profitability; the duration of statutory carry-forward periods and tax planning alternatives. At December 31, 2025 and 2024, our valuation allowance was comprised of net operating loses in Ireland and the United Kingdom totaled approximately $435,000 and $452,0000, respectively. Our valuation allowances reflects net operating losses which may not be realized in the future.

12.
Shareholders’ Equity

On February 8, 2023, the Company announced that the Board of Directors authorized a share repurchase program of up to 500,000 shares of the Company’s common stock over a two-year period. Repurchases under the program could occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods. On February 19, 2025, the Company announced that the Board of Directors had authorized an extension of its previously announced share repurchase program for an additional year through February 8, 2026. During the year ending on December 31, 2025, the Company repurchased 299,523 shares of common stock at an average price of $7.49 per share under this program. Common shares available for share repurchase under this program totaled 124,000 on December 31, 2025. On February 8, 2026, this share repurchase program expired by its terms.

On February 16, 2026, the Company’s Board of Directors authorized a new share repurchase program pursuant to which the Company may repurchase up to $5.0 million of its common stock. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Company’s Board of Directors. The authorization became effective on February 16, 2026.

Additionally, the Company makes stock purchases from time to time to satisfy employee tax obligations related to its Stock Incentive Plan. The Company did not purchase any shares to satisfy employee tax obligations during the years ended December 31, 2025 and 2024.

On December 31, 2025 and 2024, the company held 2.0 million and 1.7 million shares in its treasury at a cost of approximately $7.1 million and $4.9 million, respectively.

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

For the years ended December 31, 2025 and 2024, there were 1,686,000 and 1,040,000 anti-dilutive stock options excluded from the computation of diluted earnings per share. For the year ended December 31, 2023, all stock options and restricted shares were anti-dilutive and excluded from the computation of diluted (loss) per share.

The following table sets forth the denominators of the basic and diluted EPS computations:

	Years Ended December 31,
(Amounts in thousands, except per share data)	2025	2024	2023
Weighted-average shares outstanding:
Basic	11,747	11,669	11,613
Stock options and restricted share units	203	345	0
Diluted	11,950	12,014	11,613

The following table sets forth the computation of basic EPS utilizing net income and the Company’s weighted-average common stock outstanding:

	Years Ended December 31,
(Amounts in thousands, except per share data)	2025	2024	2022
Net income (loss)	$609	$3,402	$(7,138)
Basic weighted-average shares outstanding	11,747	11,669	11,613
Basic EPS	$0.05	$0.29	$(0.61)

The following table sets forth the computation of diluted EPS utilizing net income and the Company’s weighted-average common stock outstanding plus the weighted-average of stock options, restricted shares and performance shares, which had a diluted effect on EPS:

	Years Ended December 31,
(Amounts in thousands, except per share data)	2025	2024	2023
Net income (loss)	$609	$3,402	$(7,138)
Diluted weighted-average shares outstanding	11,950	12,014	11,613
Diluted EPS	$0.05	$0.28	$(0.61)

14.
Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023 were as follows:

(in thousands)	Foreign Currency Translation Adjustments
Balance at December 31, 2022	$(1,555)
(Loss) arising during the period	(89)
Net other comprehensive income (loss) — year 2023	(89)
Balance at December 31, 2023	$(1,644)
(Loss) arising during the period	(266)
Net other comprehensive income (loss) — year 2024	(266)
Balance at December 31, 2024	$(1,910)
(Loss) arising during the period	(730)
Net other comprehensive income (loss) — year 2025	(730)
Balance at December 31, 2025	$(2,640)

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

The carrying value of cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses approximates fair value because of their short-term nature. The Company's outstanding debt was repaid on January 3, 2023 and therefore, its carrying value also approximates fair value.

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

Beginning in the 2026 fiscal year, the Company plans to revise its segment structure to align with changes in how the Chief Operating Decision Maker (“CODM”) will be evaluating operating performance and allocating resources. These changes are driven by the Company’s operating strategy, which aligns the organization around account-centric management, industry-focused leadership, and an integrated approach to Talent and Services offerings.

Under the revised structure, the Company intends to transition from its current reportable segments of Data and Analytics and IT Staffing Services to the newly formed Talent and Services segments. The revised segment structure is expected to be effective for external reporting beginning in the 2026 fiscal year pending finalization of the Company’s analysis under ASC 280. Any changes to the Company’s segment reporting in future periods will include recasting prior period segment information in accordance with ASC 280.

Below are the operating results of our reporting segments:

	Years Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Revenues:
Data and Analytics Services	$33,275	$36,625	$34,358
IT Staffing Services	158,096	162,318	166,740
Total revenues	$191,371	$198,943	$201,098
Cost of Revenues:
Data and Analytics Services	$17,913	$18,660	$19,411
IT Staffing Services	120,149	124,686	130,651
Total cost of revenues	$138,062	$143,346	$150,062
Gross Profit:
Data and Analytics Services	$15,362	$17,965	$14,947
IT Staffing Services	37,947	37,632	36,089
Total gross profit	$53,309	$55,597	$51,036
Gross Margin %:
Data and Analytics Services	46.2%	49.1%	43.5%
IT Staffing Services	24.0%	23.2%	21.6%
Total gross margin % (1)	27.9%	27.9%	25.4%
Sales & Marketing Expenses:
Data and Analytics Services	$6,804	$7,333	$6,511
IT Staffing Services	7,429	9,100	8,335
Total sales & marketing expenses	$14,233	$16,433	$14,846
Operations Expenses:
Data and Analytics Services	$590	$685	$1,297
IT Staffing Services	6,974	8,742	8,596
Total operations expenses	$7,564	$9,427	$9,893
General & Administrative Expenses:
Data and Analytics Services	$8,189	$6,703	$8,946
IT Staffing Services	15,750	14,467	13,104
Total general & administrative expenses	$23,939	$21,170	$22,050
Segment operating income (loss):
Data and Analytics Services	$(221)	$3,244	$(1,807)
IT Staffing Services	7,794	5,323	6,054
Subtotal	7,573	8,567	4,247
Unallocated Costs:
Amortization of acquired intangible assets	(2,553)	(2,693)	(2,772)
Goodwill impairment	—	—	(5,300)
Employment-related claim, net of recoveries	—	—	(3,100)
Severance expense	(3,095)	(2,083)	(2,350)
Finance and accounting transition expense	(1,924)	—	—
Interest income, FX gains/losses and other, net	1,061	633	244
Income (loss) before income taxes	$1,062	$4,424	$(9,031)

(1) Gross margin differences between the supplemental segment and consolidated results primarily reflect non-allocated severance expense of $0.3 million recorded in cost of goods sold during the third quarter of 2025.

Below is a reconciliation of total assets, depreciation and amortization and capital expenditures by segment:

	Total Assets			Depreciation & Amortization			Capital Expenditures
(Amounts in thousands)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Data and Analytics Services	$40,848	$44,053	$45,681	$2,439	$2,572	$2,704	$287	$249	$177
IT Staffing Services	70,992	67,431	59,546	885	927	1,151	89	692	158
Total	$111,840	$111,484	$105,227	$3,324	$3,499	$3,855	$376	$941	$335

Below is geographic information related to our revenues from external customers and fixed assets, net (equipment, enterprise software and leasehold improvements):

	Revenues			Equipment, Enterprise Software and Leasehold Improvements, net
Amounts in thousands	2025	2024	2023	2025	2024	2023
United States	$189,286	$195,455	$197,246	$599	$851	$791
Canada	556	1,041	2,474	148	254	332
India and Other	1,529	2,447	1,378	810	893	790
Total	$191,371	$198,943	$201,098	$1,557	$1,998	$1,913

17.
Subsequent Event

Share Repurchase Authorization

On February 16, 2026, the Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to $5.0 million of its common stock. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Company’s Board of Directors. The authorization became effective on February 16, 2026.

Termination of Employee Stock Purchase Plan

On February 16, 2026, the Company’s Board of Directors approved the termination of the Company’s Employee Stock Purchase Plan. The termination will become effective on July 1, 2026, following completion of the current offering period ending June 30, 2026. Shares issuable under the current offering period will be issued in accordance with the terms of the plan, and no additional offering periods will commence thereafter.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the control effectiveness as of December 31, 2025. Based upon this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

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

ITEM 9B. OTHER INFORMATION

Disclosure of 10b5-1 plans

During the fiscal quarter ended December 31, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Rule 10b5-1 Trading Plans of the Company

On June 9, 2025, the Company entered into a Rule 10b5-1 and Rule 10b-18 Repurchase Plan (the “10b5-1 Plan”) under our prior share repurchase program and, on September 15, 2025, the Company elected to terminate this 10b5-1 Plan in accordance with its terms. The 10b5-1 Plan was intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) and authorized the purchase of up to 406,568 shares of our Common Stock. During the year ended September 30, 2025, we purchased 53,612 shares of our Common Stock under the 10b5-1 Plan for an average price of $7.80 per share.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporation by reference

Information required by this Item, not set forth below, is incorporated herein by reference from the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for May 13, 2026, which will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2025 (the “Proxy Statement”) under the headings “Proposal No. 1 — Election of Directors”, “Executive Officers”, “Delinquent Section 16(A) Reports” and “Board Committees and Meetings”.

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

PART IV

ITEM 15..EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following Consolidated Financial Statements of the registrant and its subsidiaries are included on pages 41 to 66 and the reports of Independent Registered Public Accounting Firm are included on pages 39 and 40 in this Annual Report on Form 10-K.

2. Consolidated Financial Statement Schedules

The following Consolidated Financial Statement schedules shown below should be read in conjunction with the Consolidated Financial Statements on pages 41 to 66 in this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or notes thereto.

The following items appear immediately on the following page:

Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024 and 2023.

3. Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

MASTECH DIGITAL, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(Amounts in thousands)

	Balance at beginning of period	Charged to expense (credited)	Recoveries/ (Write-offs)	Balance at end of period
Allowance for Credit Losses:
Year ended December 31, 2025	$311	$(36)	$—	$275
Year ended December 31, 2024	528	(217)	—	311
Year ended December 31, 2023	444	(30)	114	528

Exhibit	(Index Description Exhibit)

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

10.3†	Mastech Digital, Inc. 2024 Inducement Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on December 16, 2024

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

Exhibit	(Index Description Exhibit)

10.7

Third Amendment to Credit Agreement and Joinder Agreement, dated as of October 1, 2020, by and among Mastech Digital, Inc., Mastech Digital Alliances, Inc., Mastech Digital Resourcing, Inc., Mastech Digital Data, Inc., Mastech InfoTrellis, Inc., Mastech InfoTrellis Digital, Ltd., Mastech Digital Services, Inc., Mastech Digital Solutions, Inc., Mastech Digital Consulting, Inc., Mastech Digital InfoTech, Inc., and AmberLeaf Partners, Inc., PNC Bank, National Association, and certain other financial institutions party thereto as lenders, and PNC Bank, National Association, in its capacity as administrative agent for the lenders thereto, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Amendment No. 1 to Form 8-K, filed with the SEC on October 7, 2020

10.8

Fourth Amendment to Credit Agreement, dated December 29, 2021, by and among Mastech Digital, Inc., PNC Bank, National Association, as administrative agent and a lender, and certain financial institutions party thereto as lenders, incorporated by reference to Exhibit 10.11 to Mastech Digital, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 15, 2024

10.9

Fifth Amendment to Credit Agreement, dated December 29, 2023, by and among Mastech Digital, Inc., PNC Bank, National Association, as administrative agent and a lender, and certain financial institutions party thereto as lenders, incorporated by reference to Exhibit 10.12 to Mastech Digital, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 15, 2024

10.10

Pledge Agreement, dated July 13, 2017, made by Mastech Digital, Inc. and certain subsidiaries of Mastech Digital, Inc., incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 19, 2017

10.11

Securities Purchase Agreement, dated July 7, 2017, by and between Mastech Digital, Inc. and Ashok Trivedi, as trustee of the Ashok K. Trivedi Revocable Trust, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

10.12

Securities Purchase Agreement, dated July 7, 2017, by and between Mastech Digital, Inc. and Sunil Wadhwani, as trustee of The Revocable Declaration of Trust of Sunil Wadhwani, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the SEC on July 13, 2017

10.13†

Executive Employment Agreement, made as of November 1, 2024, by and among Mastech Digital, Inc., Mastech Digital Technologies, Inc. and Nirav Patel, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on December 16, 2024

10.14†

Executive Employment Agreement, made as of March 31, 2025, by and between Mastech Digital, Inc. and Kannan Sugantharaman, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2025

10.15†

Executive Employment Agreement, made as of March 31, 2025, by and between Mastech Digital Private Limited and Kannan Sugantharaman, incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2025

10.16†

Fourth Amended and Restated Executive Employment Agreement, dated as of March 20, 2019, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and Vivek Gupta, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2019

10.17†

Fourth Amended and Restated Executive Employment Agreement, dated as of March 8, 2024, between Mastech Digital Technologies, Inc., Mastech Digital, Inc. and John J. Cronin, Jr., incorporated by reference to Exhibit 10.2 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on March 12, 2024

10.18†

Confidential Separation Agreement and General Release among Mastech Digital, Inc., Mastech Digital Technologies, Inc. and Vivek Gupta, incorporated by reference to Exhibit 10.14 to Mastech Digital, Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2025

10.19†

Confidential Separation Agreement and General Release among Mastech Digital, Inc., Mastech Digital Technologies, Inc. and John J. Cronin, Jr., incorporated by reference to Exhibit 10.4 to Mastech Digital, Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2025

10.20†

Lease Agreement, dated April 2, 2014, between PIBP 210 LLP and Mastech Digital, Inc., incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on April 7, 2014

Exhibit	(Index Description Exhibit)

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

10.25

Consulting Services Agreement, made and entered into effective as of January 12, 2024, by and among Primentor Inc., Phaneesh Murthy, Srinjay Sengupta, Mastech Digital, Inc., Sunil Wadhwani, and Ashok Trivedi, incorporated by reference to Exhibit 10.1 to Mastech Digital, Inc.’s Current Report on Form 8-K filed with the SEC on January 19, 2024

10.26†	Summary of Director Compensation Arrangements

14.1

Mastech Digital, Inc.’s Code of Business Conduct and Ethics, as adopted on September 15, 2016, incorporated by reference to Exhibit 14.1 to Mastech Digital, Inc.’s Annual Report on Form 10-K filed with the SEC on March 24, 2017

19.1

Mastech Digital, Inc. Insider Trading Policy, incorporated by reference to Exhibit 19.1 to Mastech Digital, Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2025

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of March, 2026.

MASTECH DIGITAL, INC.

/s/ Nirav Patel
Nirav Patel President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on this 18th day of March, 2026.

/s/ Nirav Patel
Nirav Patel President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kannan Sugantharaman
Kannan Sugantharaman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Sunil Wadhwani
Sunil Wadhwani Co-Chairman of the Board of Directors, and Director

/s/ Ashok Trivedi
Ashok Trivedi Co-Chairman of the Board of Directors, and Director

/s/ Arun Nayar
Arun Nayar Director

/s/ Srinivas Kandula
Srinivas Kandula Director

/s/ Vladimir Rak
Vladimir Rak Director