Form 10-Q
period 2026-03-31
Mastech Digital, Inc.
filed 2026-05-15
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2026 was 11,998,186.

MASTECH DIGITAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED March 31, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$41,083	$48,317
Cost of revenues	30,058	35,425
Gross profit	11,025	12,892
Selling, general and administrative expenses	10,974	14,745
Income (loss) from operations	51	(1,853)
Interest income (expense), net	288	115
Other income (expense), net	318	(24)
Income (loss) before income taxes	657	(1,762)
Income tax expense (benefit)	393	(323)
Net income (loss)	$264	$(1,439)
Earnings (loss) per share:
Basic	0.02	$(0.12)
Diluted	0.02	$(0.12)
Weighted average common shares outstanding:
Basic	11,828	11,753
Diluted	11,894	11,753

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$264	$(1,439)
Other comprehensive income (loss):
Foreign currency translation adjustments	(561)	30
Total other comprehensive income (loss), net of taxes	(561)	30
Total comprehensive income (loss)	$(297)	$(1,409)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$33,550	$36,533
Accounts receivable, net of allowance for credit losses of $269 in 2026 and $275 in 2025	21,847	20,648
Unbilled receivables	5,868	5,748
Prepaid and other current assets	5,301	5,647
Total current assets	66,566	68,576
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	3,778	3,817
Enterprise software	4,189	4,185
Leasehold improvements	739	738
	8,706	8,740
Less – accumulated depreciation and amortization	(7,316)	(7,183)
Net equipment, enterprise software, and leasehold improvements	1,390	1,557
Operating lease right-of-use assets, net	2,266	2,534
Deferred income taxes	1,941	2,583
Deferred financing costs, net	71	95
Deferred compensation, net	875	1,000
Non-current deposits	523	530
Goodwill, net of impairment	27,210	27,210
Intangible assets, net of amortization	7,152	7,755
Total assets	$107,994	$111,840
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	3,360	3,451
Accrued payroll and related costs	10,453	15,391
Current portion of operating lease liability	1,312	1,283
Other accrued liabilities	674	898
Deferred revenue	214	41
Total current liabilities	16,013	21,064
Long-term liabilities:
Long-term operating lease liability, less current portion	810	1,138
Long-term severance liability	110	330
Total liabilities	16,933	22,532
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 100,000,000 shares authorized and 14,020,047 shares issued as of March 31, 2026 and 13,715,016 shares issued as of December 31, 2025	140	137
Additional paid-in-capital	44,562	42,515
Retained earnings	56,691	56,427
Accumulated other comprehensive income (loss)	(3,201)	(2,640)
Treasury stock, at cost; 2,022,864 shares as of March 31, 2026 and 2,022,864 shares as of December 31, 2025	(7,131)	(7,131)
Total shareholders’ equity	91,061	89,308
Total liabilities and shareholders’ equity	$107,994	$111,840

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2025	$137	$42,515	$56,427	$(7,131)	$(2,640)	$89,308
Net gain	—	—	264	—	—	264
Other comprehensive loss, net of taxes	—	—	—	—	(561)	(561)
Stock-based compensation expense	—	750	—	—	—	750
Stock options exercised	3	1,297	—	—	—	1,300
Balances, March 31, 2026	$140	$44,562	$56,691	$(7,131)	$(3,201)	$91,061

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2024	$135	$38,277	$55,817	$(4,885)	$(1,910)	$87,434
Net (loss)	—	—	(1,439)	—	—	(1,439)
Other comprehensive gain, net of taxes	—	—	—	—	30	30
Stock-based compensation expense	—	895	—	—	—	895
Stock Options Exercised	—	27	—	—	—	27
Balances, March 31, 2025	$135	$39,199	$54,378	$(4,885)	$(1,880)	$86,947

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net income (loss)	$264	$(1,439)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	803	832
Bad debt expense	(6)	—
Interest amortization of deferred financing costs	24	24
Stock-based compensation expense	750	895
Deferred income taxes, net	637	3
Operating lease assets and liabilities, net	20	15
Amortization of deferred compensation	125	125
Unrealized FX on monetary items	(102)	73
Working capital items:
Accounts receivable and unbilled receivables	(1,313)	(703)
Prepaid and other current assets	210	(127)
Accounts payable	(78)	(942)
Accrued payroll and related costs	(4,452)	(1,729)
Other accrued liabilities	(217)	162
Deferred revenue	173	(111)
Net cash flows provided by (used in) operating activities	(3,162)	(2,922)
INVESTING ACTIVITIES:
Recovery of (payment for) non-current deposits	(15)	(19)
Capital expenditures	(66)	(114)
Net cash flows (used in) investing activities	(81)	(133)
FINANCING ACTIVITIES:
Proceeds from the issuance of common shares	3	0
Proceeds from the exercise of stock options	681	27
Net cash flows provided by (used in) financing activities	684	27
Effect of exchange rate changes on cash and cash equivalents	(424)	(49)
Net change in cash and cash equivalents	(2,983)	(3,077)
Cash and cash equivalents, beginning of period	36,533	27,742
Cash and cash equivalents, end of period	$33,550	$24,665

Certain prior period amounts have been reclassified to conform to the current period presentation, including revisions to the classification of certain cash flow items.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 AND 2025

(Unaudited)

1.
Description of Business and Basis of Presentation:

Basis of Presentation

References in this Quarterly Report on Form 10-Q to “we”, “our”, “Mastech Digital”, “Mastech” or “the Company” refer collectively to Mastech Digital, Inc. and its wholly owned operating subsidiaries, which are included in these Condensed Consolidated Financial Statements (the “Financial Statements”).

Description of Business

We are a provider of Digital Transformation IT services to primarily large and medium-sized organizations.

Our portfolio of offerings includes a combination of professional services and staffing solutions designed to support our clients’ digital and technology initiatives. Beginning on January 1, 2026, we report our operations through two segments: Talent and Data & AI. This change reflects a realignment of the Company's internal management and reporting structure under its operating strategy, whereby the Chief Operating Decision Maker evaluates operating performance and allocates resources based on these two segments. Prior-period segment information has been recast to conform to the current presentation.

The Data & AI segment consists of direct client engagements that are managed as services-led accounts. These offerings include data management and analytics, digital transformation consulting, AI and Industry Solutions, data engineering and IT services, and managed services. These services are delivered through a mix of on-site and offshore resources and may be structured as project-based, time-and-materials, or fixed-price arrangements. Our capabilities in this segment have been expanded through acquisitions, including InfoTrellis, Inc. ("InfoTrellis") in 2017, which added specialized data and analytics expertise, and AmberLeaf Partners, Inc. ("AmberLeaf") in 2020, which enhanced our customer experience consulting and managed services offerings.

The Talent segment consists of staffing engagements that provide clients with access to skilled technology professionals across a broad range of digital and mainstream IT disciplines. These engagements include both intermediated arrangements through managed service providers (“MSPs”) and system integrators, as well as certain direct client staffing relationships that are managed as staffing-only engagements. Our digital technology capabilities include data management, analytics, cloud, mobility, social, and artificial intelligence. We serve organizations with significant IT spending and recurring staffing needs, as well as clients with project-based staffing requirements.

Accounting Principles

The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the SEC on March 18, 2026. Additionally, our operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that can be expected for the year ending December 31, 2026 or for any other period.

Principles of Consolidation

The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and

Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025, for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the three months ended March 31, 2026.

Segment Reporting

The Company has two reportable segments, in accordance with Accounting Standards Codification (“ASC”) Topic 280 “Disclosures About Segments of an Enterprise and Related Information”: Talent and Data & AI. See Note 12, "Business Segments and Geographic Information", for additional information regarding the Company's reportable segments.

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

Beginning in January 1, 2026, the Company reports its operations through two segments: Services and Data & AI.

The Data & AI segment provides direct client engagements that are managed as services-led accounts. These offerings include data management and analytics, digital transformation consulting, AI and Industry Solutions, staffing to direct customers, data engineering and IT services, and managed services. Engagements are typically project-based and may be structured as time-and-material or fixed-price arrangements and delivered using a combination of on-site and offshore resources.

The Talent segment consists of staffing engagements that provide clients with access to skilled technology professionals across a broad range of digital and mainstream IT disciplines. These engagements include both intermediated arrangements through managed service providers and system integrators, as well as certain direct client staffing relationships that are managed as staffing-only engagements. Substantially all revenue within this segment is recognized over time as services are performed, generally based on hours worked.

The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Three Months Ended March 31,
	2026	2025
	(Amounts in thousands)
Data and AI Segment
Time-and-material Contracts	$12,446	$12,685
Fixed-price Contracts	138	3,312
Subtotal Data & AI	$12,584	$15,997
Talent Segment
Time-and-material Contracts	$28,499	$32,320
Subtotal Talent	$28,499	$32,320
Total Revenues	$41,083	$48,317

For the three months ended March 31, 2026, the Company had one client (Fidelity = 24.5%) that exceeded 10% of total revenues. For the three months ended March 31, 2025, the Company had the three clients (Fidelity = 12.9%, CGI = 11.9% and Populus = 11.7%) that each exceeded 10% of total revenues.

The Company’s top ten clients represented approximately 60% and 56% of total revenues for the three months ended March 31, 2026 and 2025, respectively.

The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Three Months Ended March 31,
	2026	2025
	(Amounts in thousands)
United States	$40,394	$47,752
Canada	102	130
India and Other	587	435
Total revenues	$41,083	$48,317

3.
Goodwill and Other Intangible Assets, net

Goodwill is allocated to the Company’s reporting units within its Talent and Data & AI segments. In connection with the Company’s adoption of its revised segment reporting structure effective January 1, 2026, goodwill and identifiable intangible assets were reassigned to the Company’s reporting units using a relative fair value approach. The reassignment did not impact the Company’s total consolidated goodwill or intangible asset balances.

Goodwill associated with the Talent segment relates to the Company’s 2015 acquisition of Hudson Global Resources Management’s U.S. IT staffing business. Goodwill associated with the Data & AI segment includes amounts related to the Company’s acquisitions of the services division of InfoTrellis in 2017 and AmberLeaf in 2020, as well as a portion of goodwill originally arising from the Company’s 2015 acquisition of Hudson Global Resources Management’s U.S. IT staffing business that was reallocated in connection with the segment realignment.

The Company recorded goodwill impairment charges of $5.3 million in 2023 and $9.7 million in 2018 related to its Data & AI segment. These impairments were primarily attributable to declines in revenue levels and lower projected future revenues.

A continued decline in operating performance or adverse changes in market conditions affecting the Company’s Talent segment could adversely affect the estimated fair value of the related reporting unit. If such trends persist, there is a risk that a goodwill impairment charge may be required in a future reporting period.

A reconciliation of the beginning and ending amounts of goodwill by operating segment for the periods ended March 31, 2026 and December 31, 2025 is as follows:

	Three Months Ended March 31, 2026	Twelve Months Ended December 31, 2025
	(in thousands)
Talent:
Beginning balance	$5,393	$5,393
Goodwill recorded	—	—
Impairment	—	—
Ending Balance	$5,393	$5,393

	Three Months Ended March 31, 2026	Twelve Months Ended December 31, 2025
	(in thousands)
Data & AI:
Beginning balance	$21,817	$21,817
Goodwill recorded	—	—
Impairment	—	—
Ending Balance	$21,817	$21,817

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
Talent:
Client relationships	12	$5,119	$4,604	$515
Covenant-not-to-compete	5	204	204	—
Trade name	3	159	159	—
Data & AI:
Client relationships	12	22,521	16,048	6,473
Covenant-not-to-compete	5	1,316	1,316	—
Trade name	5	1,801	1,801	—
Technology	7	1,979	1,815	164
Total Intangible Assets		$33,099	$25,947	$7,152

	As of December 31, 2025
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
Talent:
Client relationships	12	$5,119	$4,497	$622
Covenant-not-to-compete	5	204	204	—
Trade name	3	159	159	—
Data & AI:
Client relationships	12	22,521	15,580	6,941
Covenant-not-to-compete	5	1,316	1,316	—
Trade name	5	1,801	1,801	—
Technology	7	1,979	1,787	192
Total Intangible Assets		$33,099	$25,344	$7,755

Amortization expense for the three months ended March 31, 2026 and 2025 totaled $603,000 and $650,000 respectively, and is included in selling, general and administrative expenses in the Consolidated Statement of Operations.

The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2026 through 2030 is as follows:

	Years Ended December 31,
	2026	2027	2028	2029	2030
	(Amounts in thousands)
Amortization expense	$2,413	$2,025	$1,637	$1,000	$248

4.
Leases

The Company rents certain office facilities under noncancelable operating leases. As of March 31, 2026, approximately 94,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All of our leases are classified as operating leases. The average initial lease term is 3.6 years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from less than one year to 3.5 years with a weighted average of 2.1 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

The following table summarizes the balance sheet classification of the lease assets and related lease liabilities:

	March 31, 2026	December 31, 2025
	(in thousands)
Assets:
Long-term operating lease right-of-use assets	$2,266	$2,534
Liabilities:
Short-term operating lease liability	$1,312	$1,283
Long-term operating lease liability	810	1,138
Total Liabilities	$2,122	$2,421

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of March 31, 2026
(in thousands)
2026 (for remainder of year)	$1,048
2027	753
2028	259
2029	197
Total	$2,257
Less: Imputed interest	(135)
Present value of operating lease liabilities	$2,122

The weighted average discount rate used to calculate the present value of future lease payments was 5.8%.

We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the three months ended March 31, 2026 and 2025 totaled $0.4 million in each period.

Total cash paid for lease liabilities for the three months ended March 31, 2026 and 2025 totaled $0.4 million in each period.

The Company entered into two new lease arrangements for which the lease commencement dates had not occurred as of March 31, 2026, as discussed below:

On March 5, 2026, the Company entered into a lease agreement (the “Lease”) with EPC-CW15, LLC (the “Landlord”) for approximately 5,895 square feet of office space located at 3300 Olympus Boulevard, Suite 560, Dallas, Texas 75019 (the “Property”). The Lease is expected to commence on August 24, 2026 (or such later date as specified in the Lease) and has an initial term of five years following a five-month rent abatement period, unless earlier terminated in accordance with its terms. The Company has the option to renew the Lease for one additional five-year period.

In addition to the Lease described above, on December 16, 2025, the Company entered into a managed office space service agreement with Symbyont Asset Management Private Limited for office premises in Bengaluru, India, comprising 96 seats and an initial term of 36 months. As lease commencement was contingent upon the premises being made available for the Company's intended use, and fit-outs and formal handover were completed in April 2026, the Company determined April 1, 2026 to be the lease commencement date under applicable accounting guidance.

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

6.
Employee Benefit Plan

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S. based salaried and W-2 hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. The Company did not provide for any matching contributions for the three months ended March 31, 2026 and 2025.

7.
Stock-Based Compensation

In 2008, the Company adopted a Stock Incentive Plan. This stock incentive plan was amended and restated effective as of May 14, 2024 and further amended on May 14, 2025 (as amended from time to time, the “Plan”). The Plan provides that up to 6,200,000 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) shall be allocated for issuance to directors, officers, employees and consultants of the Company. Grants under the Plan may be made in the form of stock options, stock appreciation rights, performance share awards, restricted stock awards or stock awards. As of March 31, 2026, there were 784,000 shares available for grant under the Plan.

The following table summarizes the equity awards granted during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Equity Awards Granted
Restricted stock (shares)	132,735	22,140
Stock options (shares)	20,000	702,358
Average exercise price (options)	$6.33	$15.41
Restricted stock units (RSUs)	37,953	—

Of the restricted stock granted during the three months ended March 31, 2026, 100,314 shares vested immediately upon grant but are subject to restriction that prohibits disposal of these restricted shares until March 30, 2028, subject to immediate lapse of any restriction due to (i) separation from the Company for any reason, (ii) death, or (iii) disability. The remaining restricted stock awards vest one year from the date of grant. While ownership rights attach at the grant date, these shares are subject to transfer restrictions and do not become freely transferable until vesting. The 100,314 shares issued during the period were in settlement of previously accrued cash compensation and did not result in additional stock-based compensation expense.

During the three months ended March 31, 2026, the Company granted 37,953 restricted stock units ("RSUs"), which vest one year from the date of grant. These awards were granted in anticipation of shareholder approval of an amendment to the Company's equity incentive plan, which was subsequently approved at the 2026 annual meeting of shareholders. Accordingly, the Company is recognizing compensation expense for these awards over the vesting period.

The following table summarizes Stock-based compensation expense during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

Stock Based Compensation Expense	$750,000	$895,000

Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The following table summarizes shares issued during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Shares Issued
Restricted stock vesting	116,919	17,921
Stock option exercises	188,112	—
Total shares issued	305,031	17,921

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

During the three months ended March 31, 2026 and 2025, there were no shares issued under the Employee Stock Purchase Plan. Stock-based compensation expense related to the Stock Purchase Plan for the three months ended March 31, 2026 and 2025 totaled $5,000 and $21,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. As of March 31, 2026, there were 416,945 shares available for purchases under the Employee Stock Purchase Plan.

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

The Company pledged substantially all of its assets in support of the Credit Agreement. The Credit Agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the Credit Agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of March 31, 2026, the Company was in compliance with all applicable provisions of the Credit Agreement.

In connection with securing the commitments under the Credit Agreement and the April 20, 2018, October 1, 2020, December 29, 2021 and December 29, 2023 amendments to the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $1,039,000, which were capitalized and are being amortized as interest expense over the life of the Credit Facility. Deferred financing costs of $71,000 and $95,000 (net of amortization) as of March 31, 2026, and December 31, 2025, respectively, are presented as long-term assets in the Company’s Consolidated Balance Sheets.

As of March 31, 2026, and December 31, 2025, the Company’s outstanding borrowings under the Revolver totaled zero dollars; and unused borrowing capacity available was approximately $21.3 million and $19.9 million, respectively. There were no outstanding borrowings under the Term Loan at March 31, 2026, and December 31, 2025. On May 9, 2024, the Company issued two standby Letters of Credit for $162,000 each from PNC Bank to a Vietnam client to secure certain performance and advance payment guarantees made to the client on an existing fixed price Data and Analytics Services assignment. As of March 21, 2026 the letters of credit expired without payment and will not be renewed.

9.
Income Taxes

The components of income (loss) before income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(Amounts in thousands)
Income (loss) before income taxes:
Domestic	$136	$(2,586)
Foreign	521	824
Income (loss) before income taxes	$657	$(1,762)

The Company has foreign subsidiaries that generate revenues from non-U.S. clients and provide services to the Company’s U.S. operations. As a result, a portion of the Company’s earnings is subject to foreign tax jurisdictions, which may have tax rates that differ from those in the United States.

The provision (benefit) for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(Amounts in thousands)
Current provision (benefit):
Federal	$(353)	$(576)
State	(58)	(106)
Foreign	169	356
Total current provision (benefit)	(242)	(326)
Deferred provision (benefit):
Federal	558	22
State	98	4
Foreign	(21)	(23)
Total deferred provision (benefit)	635	3
Change in valuation allowance	-	-
Total provision (benefit) for income taxes	$393	$(323)

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision (benefit) for income taxes for the three months ended March 31, 2026 and 2025 were as follows (amounts in thousands):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
Income taxes computed at the federal statutory rate	$138	21.0%	$(370)	(21.0)%
State income taxes, net of federal tax benefit	40	6.1	(102)	(5.8)
Stock-based compensation shortfalls	85	12.9	(22)	(1.2)
Non-deductible executive compensation	76	11.6	—	—
Difference in income tax rate on foreign earnings/other	54	8.2	171	9.7
	$393	59.8%	$(323)	(18.3)%

The Company evaluates deferred income taxes on a quarterly basis to determine whether valuation allowances are required or should be adjusted. Accounting guidance requires the Company to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other factors, the nature of cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, and available tax planning strategies.

At March 31, 2026 and 2025, the Company’s valuation allowance relates primarily to net operating losses in Ireland and the United Kingdom, totaling approximately $435,000 and $452,000, respectively. These valuation allowances reflect uncertainties regarding the Company’s ability to realize these deferred tax assets in future periods.

10.
Shareholders’ Equity

On February 8, 2023, the Company announced that its Board of Directors authorized a share repurchase program for up to

500,000 shares of the Company’s common stock. On February 19, 2025, the Board approved a one-year extension of the program through February 8, 2026. The share repurchase program expired in accordance with its terms on February 8, 2026.

During the three months ended March 31, 2026 and 2025, the Company did not repurchase any shares under this program. The program expired with 124,000 shares remaining available for repurchase.

On February 16, 2026, the Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $5.0 million of its outstanding common stock. Repurchases under the program may be made from time to time through privately negotiated transactions, block purchases, or other means, and the program may be modified, suspended, or terminated at any time at the discretion of the Board. The timing and amount of repurchases, if any, will depend on business, market, and economic conditions, as well as other factors. No repurchases were made under this program during the three months ended March 31, 2026.

Additionally, the Company may repurchase shares from time to time to satisfy employee tax withholding obligations related to its Stock Incentive Plan. The Company did not repurchase any shares for this purpose during the three months ended March 31, 2026 and 2025.

11.
Earnings (Loss) Per Share

The computation of basic earnings (loss) per share is based on the Company’s net income (loss) divided by the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflect the potential dilution that could occur if outstanding stock options were exercised or restricted stock units settled. The dilutive effect of stock options was calculated using the treasury stock method.

For the three months ended March 31, 2026, there were 2,649,000 anti-dilutive stock options excluded from the computation of diluted earnings per share. For the three months ended March 31, 2025, all stock options and restricted shares were anti-dilutive and excluded from the computation of diluted (loss) per share.

12.
Business Segments and Geographic Information

Beginning January 1, 2026, the Company reports its operations through two reportable segments: Talent and Data & AI. This change reflects a realignment of the Company’s internal management and reporting structure under its operating strategy, whereby the Chief Operating Decision Maker evaluates operating performance and allocates resources based on these two segments. Prior-period segment information has been recast to conform to the current presentation.

The Data & AI segment consists of direct client engagements that are managed as services-led accounts. These offerings include data management and analytics, digital transformation consulting, AI and Industry Solutions, staffing to direct customers, data engineering and IT services, and managed services. Engagements are typically project-based and may be structured as time-and-material or fixed-price arrangements and delivered using a combination of on-site and offshore resources.

The Talent segment consists of staffing engagements that provide clients with access to skilled technology professionals across a broad range of digital and mainstream IT disciplines. These engagements include both intermediated arrangements through managed service providers and system integrators that are managed as staffing-only engagements. Substantially all revenue within this segment is recognized over time as services are performed, generally based on hours worked

	Three Months Ended March 31,
	2026	2025
	(Amounts in thousands)
Revenues:
Data & AI	$12,584	$15,997
Talent	28,499	32,320
Total revenues	$41,083	$48,317
Cost of Revenues:
Data & AI	$7,900	$9,963
Talent	22,158	25,462
Total cost of revenues[1]	$30,058	$35,425
Gross Profit:
Data & AI	$4,684	$6,034
Talent	6,341	6,858
Total gross profit[1]	$11,025	$12,892
Gross Margin %:
Data & AI	37.2%	37.7%
Talent	22.2%	21.2%
Total gross margin %[1]	26.8%	26.7%
Sales & Marketing Expenses:
Data & AI	$1,898	$2,469
Talent	935	1,832
Total sales & marketing expenses	$2,833	$4,301

	Three Months Ended March 31,
	2026	2025
	(Amounts in thousands)
Operations Expenses:
Data & AI	$805	$478
Talent	951	1,741
Total operations expenses	$1,756	$2,219
General & Administrative Expenses:
Data & AI	$2,429	$2,815
Talent	3,354	3,351
Total general & administrative expenses	$5,783	$6,166
Segment operating income (loss):
Data & AI	$(448)	$272
Talent	1,101	(66)
Subtotal	653	206
Unallocated Cost:
Amortization of acquired intangible assets	$(603)	$(650)
Severance expense	—	(1,409)
Interest income (expense), FX, gains (losses) and other, net	607	91
Income (loss) before income taxes	$657	$(1,762)

Below is geographic information related to our revenues from external customers:

	Three Months Ended March 31,
	2026	2025
	(Amounts in thousands)
United States	$40,394	$47,752
Canada	102	130
India and Other	587	435
Total revenues	$41,083	$48,317

The Company does not disclose total assets by reportable segment, as such information is not regularly provided to the Company’s Chief Operating Decision Maker (“CODM”). A significant portion of the Company’s assets is utilized across both segments and is not specifically attributable to individual segments.

13.
Recently Issued Accounting Standards

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

Recent Adopted Accounting Pronouncements

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2025, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 18, 2026.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about future events, future performance, plans, strategies, expectations, prospects, competitive environment and regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words, “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend” or the negative of these terms or similar expressions in this quarterly report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors”, “Forward-Looking Statements” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update forward-looking statements and the estimates and assumptions associated with them, after the date of this quarterly report on Form 10-Q, except to the extent required by applicable securities laws.

Website Access to SEC Reports:

The Company’s website is www.mastechdigital.com. The Company’s Annual Report on Form 10-K for the year ended December 31, 2025, current reports on Form 8-K and all other reports filed with the SEC, are available free of charge on the Investors page. The website is updated as soon as reasonably practical after such reports are filed electronically with the SEC.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the three months ended March 31, 2026.

2024 Primentor, Inc. Consulting Agreement

On January 12, 2024, the Company entered into a consulting services agreement with Primentor, Inc. (“Primentor”) under which Primentor provides to the Company strategic advisory and management consulting services, as well as other business and organizational strategy services as requested by the Company’s Board of Directors. The initial term of the agreement is three years, commencing on January 12, 2024. The Company may elect to renew the agreement for successive one-year terms, subject to mutual agreement with Primentor regarding the scope of services and related fees.

During 2024 and 2025, the Company incurred consulting expenses of approximately $1.1 million and $0.3 million, respectively. The Company expects to incur approximately $0.2 million in consulting expenses during 2026, plus reimbursement of reasonable and documented out-of-pocket expenses incurred by Primentor in rendering such services.

Transition of the Company’s finance and accounting functions to India:

During the first quarter of 2025, the Company’s Board of Directors made the decision to implement a long-term cost-cutting initiative to transition the Company’s finance and accounting functions to India. During 2025, the Company incurred $1.2 million of severance costs and $0.7 million of costs related to the duplication of resources and travel expenses during the training and knowledge transfer process. The transition was completed as of December 31, 2025.

Overview:

We are a provider of digital transformation IT services to primarily large and medium-sized organizations. Our portfolio combines project-based professional services with flexible staffing solutions to support our clients’ evolving digital and technology needs.

Effective January 1, 2026, we realigned our reporting structure and now operate through two reportable segments: Talent and Data & AI. This change reflects how management evaluates performance and allocates resources across our core offerings. Prior-period information has been recast to conform to the current presentation.

Our Data & AI segment is focused on delivering consulting and managed services engagements that help clients design, build, and optimize their data and digital platforms. These offerings are typically delivered on a project or managed services basis and leverage a combination of on-site and offshore delivery capabilities. Our Data & AI capabilities have been developed both organically and through acquisitions, including InfoTrellis in 2017, which expanded our data and analytics expertise, and AmberLeaf in 2020, which strengthened our customer experience and managed services offerings.

Our Talent segment provides staffing solutions that enable clients to access skilled technology professionals across a broad range of digital and mainstream IT disciplines. These engagements include both direct client relationships and intermediated arrangements through managed service providers and systems integrators. This segment allows clients to scale their technology teams efficiently while maintaining flexibility in response to changing business conditions.

Across both segments, we serve a diversified set of industries, including financial services, government, healthcare, manufacturing, retail, technology, telecommunications, and transportation. Our client base includes organizations with ongoing technology investment needs, as well as those undertaking discrete digital transformation initiatives.

Data & AI Segment:

We provide information regarding new bookings within our Data & AI segment, which represents the estimated value of client engagements, including renewals and extensions of existing contracts. We believe this metric provides useful insight into trends in the volume of new business over time. New bookings can vary significantly from period to period due to the timing of contract awards, particularly for larger engagements. The conversion of bookings into revenue is influenced by several factors, including the nature and scope of services, contract duration, and the pace of client spending. Additionally, substantially all of our client contracts are terminable by the client on short notice, with little or no termination penalties. New bookings involve estimates and judgments, and there are no third-party standards governing their calculation. Accordingly, bookings should not be considered a substitute for, or comparable to, revenue measures. We do not update previously reported bookings for subsequent contract modifications, terminations, or reductions.

Economic Trends and Outlook:

Our business outlook is influenced by general economic conditions in North America and globally. Demand for our services, particularly within the Talent segment, is closely tied to employment levels, corporate spending, and overall economic activity. Periods of economic expansion typically lead to increased demand for our services, while periods of economic uncertainty or contraction may result in reduced client spending. In recent periods, economic conditions have been characterized by ongoing uncertainty, including inflationary pressures, interest rate volatility, and evolving trade and immigration policies. These dynamics have contributed to longer client decision-making cycles and more cautious spending patterns.

A significant portion of our revenues is generated from a limited number of clients. As a result, our operating results may be impacted by the financial condition and spending patterns of these clients, which may cause our performance to differ from broader market trends.

Within the Talent segment, a meaningful portion of revenues is generated through relationships with systems integrators and managed service providers (“MSPs”). These arrangements may exert pressure on pricing and margins over time.

Results of Operations for the Three Months Ended March 31, 2026 as Compared to the Three Months Ended March 31, 2025:

Revenues:

Revenues for the three months ended March 31, 2026 totaled $41.1 million, compared to $48.3 million for the corresponding three-month period in 2025. This 15% year-over-year revenue decrease reflected a 12% revenue decrease in our Talent segment and a 21% decline in our Data & AI segment. For the three months ended March 31, 2026, the Company had one client that had revenues in excess of 10% of total revenues (Fidelity 24.5%). For the three months ended March 31, 2025, the Company had three clients that each had revenues in excess of 10% of total revenues (Fidelity = 12.9%, CGI = 11.9% and Populus = 11.7%). The Company’s top ten clients represented approximately 60% and 56% of total revenues for the three months ended March 31, 2026 and 2025, respectively.

Below is a tabular presentation of revenues by reportable segment for the three months ended March 31, 2026 and 2025, respectively:

Revenues (Amounts in millions)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Data & AI	$12.6	$16.0
Talent	28.5	32.3
Total revenues	$41.1	$48.3

Revenues from our Data & AI segment totaled $12.6 million in the three months ended March 31, 2026, which decreased compared to $16.0 million in the corresponding period last year. The year-over-year decrease in revenues primarily reflects softer demand and slower client decision-making cycles for new projects in 2026. New bookings in the first quarter of 2026 totaled approximately $13.6 million, compared to bookings of $15.3 million in the first quarter of 2025, reflecting continued caution among clients with respect to discretionary spending amid macroeconomic uncertainty.

Revenues from our Talent segment totaled $28.5 million in the three months ended March 31, 2026, compared to $32.3 million during the corresponding 2025 period. The year-over-year decline in revenue primarily reflects lower billable consultants in 2026. Billable consultants at March 31, 2026 totaled 619-consultants compared to 782-consultants one year earlier. Our average bill rate during the first quarter of 2026 was $90.91 per hour compared to $87.82 per hour in the corresponding 2025 quarter. The increase in average bill rate was due to higher value assignments during the first quarter of 2026 and was reflective of the types of skill sets that we deployed to clients.

Gross Margins:

Gross profits in the first quarter of 2026 totaled $11.0 million, which was $1.9 million lower than the first quarter of 2025 gross profits. Gross profit as a percentage of revenue was 26.8% for the three-month period ended March 31, 2026, compared to 26.7% during the same period of 2025. This 10-basis point reduction in gross margins reflected higher margins in our Talent segment, offset by lower margins from our Data & AI segment during the current quarter.

Below is a tabular presentation of gross margin by reporting segment for the three months ended March 31, 2026 and 2025, respectively:

Gross Margin	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Data & AI	37.2%	37.7%
Talent	22.2%	21.2%
Total gross margin	26.8%	26.7%

Gross margins from our Data & AI segment were 37.2% of revenues during the first quarter of 2026, which represented a decrease of 50-basis points compared to 37.7% of revenues during the first quarter of 2025. The margin reduction was primarily the result of a lower utilization rate in the 2026 quarter compared to the first quarter of 2025.

Gross margins from our Talent segment were 22.2% in the first quarter of 2026 compared to 21.2% during the corresponding quarter of 2025. This 100-basis point increase was due to higher quality placements and better pricing on new assignments in 2026.

Selling, General and Administrative (“SG&A”) Expenses:

Below is a tabular presentation of operating expenses by expense category for the three months ended March 31, 2026 and 2025, respectively:

SG&A Expenses (Amounts in millions)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Data & AI Segment
Sales and Marketing	$1.9	$2.5
Operations	0.8	0.5
General & Administrative	2.4	2.8
Subtotal Data & AI	$5.1	$5.8
Talent Segment
Sales and Marketing	$0.9	$1.8
Operations	1.0	1.7
General & Administrative	3.4	3.4
Subtotal Talent	$5.3	$6.9
Amortization of Acquired Intangible Assets	$0.6	$0.6
Severance Expense	0.0	1.4
Total SG&A Expenses	$11.0	$14.7

SG&A expenses for the three months ended March 31, 2026, totaled $11.0 million or 26.8% of total revenues, compared to $14.7 million or 30.4% of total revenues for the three months ended March 31, 2025. Excluding the severance expense in the 2025 period and the amortization of acquired intangible assets in both periods, SG&A expense as a percentage of total revenues would have been 25.3% and 26.3%, respectively.

Fluctuations within SG&A expense components during the first quarter of 2026, compared to the first quarter of 2025, included the following:

•
Sales and marketing expense was $1.5 million lower in the 2026 period compared to the corresponding 2025 period. Sales and marketing expense in our Data & AI segment decreased by $0.6 million, driven primarily by lower payroll and related costs. Sales and marketing expense in our Talent segment decreased by $0.9 million, resulting from lower payroll and related costs, as well as reduced marketing spend.
•
Operations expenses decreased by $0.4 million in the 2026 period compared to the corresponding 2025 period. Operations expense increased by $0.3 million in our Data & AI segment due to AI related personnel investments and decreased by $0.7 million in our Talent segment due to staff reductions.
•
General and administrative expenses decreased by $0.4 million in the 2026 period compared to the corresponding 2025 period. General and administrative expenses in our Data & AI segment decreased by $0.4 million primarily due to lower payroll and related costs in the 2026 period. In our Talent segment, general and administrative expenses remained flat.
•
Amortization of acquired intangible assets was $0.6 million in both the 2026 period and the corresponding 2025 period.
•
Severance expense included in SG&A was $1.4 million in the 2025 period, compared to no severance expense in the first quarter of 2026. The expense related to the Company's exiting Chief Financial Officer.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended March 31, 2026, consisted of interest income of $288,000 and foreign exchange gains of $319,000. For the three months ended March 31, 2025, Other Income / (Expense) consisted of interest income of $115,000 and foreign exchange losses of ($24,000). The higher level of interest income was reflective of higher cash balances in the 2026 period.

Income Tax Expense:

Income tax expense for the three months ended March 31, 2026, totaled $393,000, representing an effective tax rate on pre-tax income of 59.8%, compared to ($323,000) benefit for the three months ended March 31, 2025, which represented an effective tax rate on a pre-tax loss of 18.3%. The main driver for the higher tax rate in the 2026 period is the shortfall in the expected benefit from stock options, and disallowed executive compensation.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

As of March 31, 2026, we had no bank debt, cash balances on hand of $33.6 million and approximately $21.3 million of borrowing capacity under our existing credit facility.

Historically, we have funded our organic business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. As of March 31, 2026, our accounts receivable “days sales outstanding” (“DSOs”) increased to 60-days, compared to 56-days reported at March 31, 2025.

We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility will be adequate to fund our business needs and support our share repurchase program that we announced in February 2026 over the next twelve months, absent any acquisition-related activities.

Cash flows provided by (used in) operating activities:

Cash (used in) operating activities for the three months ended March 31, 2026, totaled ($3.2) million compared to ($2.9) million during the three months ended March 31, 2025. Operating cash flows for the 2026 period were driven by net income of $0.3 million, non-cash charges of $2.3 million, and a ($5.7) million use of cash from changes in operating working capital. The use of cash from working capital was primarily attributable to a decrease in accrued payroll and related costs, reflecting the timing of annual bonus payments, as well as an increase in accounts receivable. In the prior year period, cash (used in) operating activities reflected a net loss of ($1.4) million, non-cash charges of $2.0 million, and a ($3.5) million use of cash from changes in operating working capital. Working capital changes in 2025 were similarly driven by higher accounts receivable and the timing of compensation-related payments.

Cash flows (used in) investing activities:

Cash (used in) investing activities was ($0.1) million in both the three months ended March 31, 2026 and 2025. Investing activities in both periods consisted primarily of capital expenditures and changes in non-current deposits.

Cash flows provided by (used in) financing activities:

Cash provided by financing activities for the three months ended March 31, 2026 totaled $0.7 million and consisted primarily of proceeds from the exercise of stock options. Cash provided by financing activities for the three months ended March 31, 2025, was minimal and consisted of proceeds from the issuance of common shares.

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

In addition, refer to “Item 1A. Risk factors” in our 2025 Annual Report on Form 10-K for a discussion about risks that inflation directly or indirectly may pose to our business.

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

Interest Rates

As of March 31, 2026, we had no outstanding borrowings under the Credit Agreements — Refer to Note 8 — “Credit Facility” in the Notes to Condensed Consolidated Financial Statements, included herein.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 18, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our Common Stock repurchased during the quarter ended March 31, 2026 is set forth in the following table:

Period	Total Number of Shares Purchased (1)	Average Price per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under this Plan or Programs (1)
January 1, 2026 — January 31, 2026	—	$—	—	123,556
February 1, 2026 — February 8, 2026	—	$—	—	123,556
Total	—	$—	—	123,556

(1)
On February 8, 2023, the Company announced that the Board of Directors authorized a share repurchase program of up to 500,000 shares of Common Stock over a two-year period. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques (including Rule 10b5-1 programs), or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Board of Directors. On February 19, 2025, the Company announced that the Board of Directors had authorized an extension of its previously announced share repurchase program for an additional year through February 8, 2026. The Company did not repurchase any shares of its Common Stock in 2026, and on February 8, 2026, this share repurchase program expired by its terms.

Period	Total Number of Shares Purchased (2)	Average Price per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollars that May Yet Be Used Under this Plan or Programs (2)
February 16, 2026 — February 28, 2026	—	$—	—	5,000,000
March 1, 2026 — March 31, 2026	—	$—	—	5,000,000
Total	—	$—	—	5,000,000
(2)
On February 16, 2026, the Company’s Board of Directors authorized a new share repurchase program pursuant to which the Company may repurchase up to $5.0 million of its common stock. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Company’s Board of Directors. The authorization became effective on February 16, 2026. The Company did not repurchase any shares of its Common Stock during the quarter ended March 31, 2026.

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

ITEM 6. EXHIBITS

(a) Exhibits

10.1

Lease Agreement between EPC-CW15, LLC, as Landlord, and Mastech Digital, Inc., as Tenant, effective March 5, 2026, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 11, 2026.

10.2

Restricted Stock Agreement between Mastech Digital, Inc. and Nirav Patel, dated March 30, 2026, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2026.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May, 2026.

MASTECH DIGITAL, INC.

May 15, 2026	/s/ NIRAV PATEL
Nirav Patel
Chief Executive Officer

/s/ KANNAN SUGANTHARAMAN
Kannan Sugantharaman
Chief Financial Officer
(Principal Financial Officer)