Form 10-Q
period 2026-06-30
Mastech Digital, Inc.
filed 2026-08-06
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 31, 2026 was 12,012,581.

MASTECH DIGITAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED June 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$41,447	$49,097	$82,530	$97,414
Cost of revenues	29,448	35,277	59,506	70,702
Gross profit	11,999	13,820	23,024	26,712
Selling, general and administrative expenses	12,324	13,793	23,298	28,538
Income (loss) from operations	(325)	27	(274)	(1,826)
Interest income (expense), net	260	190	548	305
Other income (expense), net	63	(7)	381	(31)
Income (loss) before income taxes	(2)	210	655	(1,552)
Income tax expense (benefit)	98	75	491	(248)
Net income (loss)	$(100)	$135	$164	$(1,304)
Earnings (loss) per share:
Basic	$(0.01)	$0.01	$0.01	$(0.11)
Diluted	$(0.01)	$0.01	$0.01	$(0.11)
Weighted average common shares outstanding:
Basic	12,011	11,767	11,919	11,760
Diluted	12,011	11,964	11,984	11,760

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(100)	$135	$164	$(1,304)
Other comprehensive income (loss):
Foreign currency translation adjustments	(80)	(23)	(641)	7
Total other comprehensive income (loss), net of taxes	(80)	(23)	(641)	7
Total comprehensive income (loss)	$(180)	$112	$(477)	$(1,297)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$35,603	$36,533
Accounts receivable, net of allowance for credit losses of $269 in 2026 and $275 in 2025	21,784	20,648
Unbilled receivables	5,956	5,748
Prepaid and other current assets	5,930	5,647
Total current assets	69,273	68,576
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	3,813	3,817
Enterprise software	4,189	4,185
Leasehold improvements	751	738
	8,753	8,740
Less – accumulated depreciation and amortization	(7,507)	(7,183)
Net equipment, enterprise software, and leasehold improvements	1,246	1,557
Operating lease right-of-use assets, net	2,255	2,534
Deferred income taxes	1,705	2,583
Deferred financing costs, net	47	95
Deferred compensation, net	750	1,000
Non-current deposits	518	530
Goodwill, net of impairment	27,210	27,210
Intangible assets, net of amortization	6,549	7,755
Total assets	$109,553	$111,840
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	3,139	3,451
Accrued payroll and related costs	11,734	15,391
Current portion of operating lease liability	1,274	1,283
Other accrued liabilities	726	898
Deferred revenue	20	41
Total current liabilities	16,893	21,064
Long-term liabilities:
Long-term operating lease liability, less current portion	851	1,138
Long-term severance liability	—	330
Total liabilities	17,744	22,532
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 100,000,000 shares authorized and 14,052,048 shares issued as of June 30, 2026 and 13,715,016 shares issued as of December 31, 2025	140	137
Additional paid-in-capital	45,490	42,515
Retained earnings	56,591	56,427
Accumulated other comprehensive income (loss)	(3,281)	(2,640)
Treasury stock, at cost; 2,022,864 shares as of June 30, 2026 and 2,022,864 shares as of December 31, 2025	(7,131)	(7,131)
Total shareholders’ equity	91,809	89,308
Total liabilities and shareholders’ equity	$109,553	$111,840

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2025	$137	$42,515	$56,427	$(7,131)	$(2,640)	$89,308
Net income	—	—	264	—	—	264
Other comprehensive (loss), net of taxes	—	—	—	—	(561)	(561)
Stock-based compensation expense	—	750	—	—	—	750
Stock options exercised	3	1,297	—	—	—	1,300
Balances, March 31, 2026	$140	$44,562	$56,691	$(7,131)	$(3,201)	$91,061
Net (loss)	—	—	(100)	—	—	(100)
Employee common stock purchases	—	25	—	—	—	25
Other comprehensive (loss), net of taxes	—	—	—	—	(80)	(80)
Stock-based compensation expense	—	818	—	—	—	818
Stock options exercised	—	85	—	—	—	85
Balances, June 30, 2026	$140	$45,490	$56,591	$(7,131)	$(3,281)	$91,809

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2024	$135	$38,277	$55,817	$(4,885)	$(1,910)	$87,434
Net (loss)	—	—	(1,439)	—	—	(1,439)
Other comprehensive gain, net of taxes	—	—	—	—	30	30
Stock-based compensation expense	—	895	—	—	—	895
Stock Options Exercised	—	27	—	—	—	27
Balances, March 31, 2025	$135	$39,199	$54,378	$(4,885)	$(1,880)	$86,947
Net income	—	—	135	—	—	135
Employee common stock purchases	—	70	—	—	—	70
Other comprehensive (loss), net of taxes	—	—	—	—	(23)	(23)
Stock-based compensation expense	—	714	—	—	—	714
Stock options exercised	—	81	—	—	—	81
Shares repurchased	—	—	—	(114)	—	(114)
Balances, June 30, 2025	$135	$40,064	$54,513	$(4,999)	$(1,903)	$87,810

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net income (loss)	$164	$(1,304)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,609	1,673
Bad debt expense	(6)	36
Interest amortization of deferred financing costs	48	47
Stock-based compensation expense	1,568	1,609
Deferred income taxes, net	665	(376)
Operating lease assets and liabilities, net	54	20
Amortization of deferred compensation	250	250
Unrealized FX on monetary items	22	73
Working capital items:
Accounts receivable and unbilled receivables	(1,338)	902
Prepaid and other current assets	(235)	298
Accounts payable	(296)	(1,119)
Accrued payroll and related costs	(3,253)	(2,004)
Other accrued liabilities	(161)	311
Deferred revenue	(21)	(42)
Net cash flows provided by (used in) operating activities	(930)	374
INVESTING ACTIVITIES:
Recovery of (payment for) non-current deposits	(14)	(19)
Capital expenditures	(130)	(169)
Net cash flows (used in) investing activities	(144)	(188)
FINANCING ACTIVITIES:
Proceeds from ESPP and the issuance of common shares	28	70
Purchase of treasury stock	—	(114)
Proceeds from the exercise of stock options	766	108
Net cash flows provided by (used in) financing activities	794	64
Effect of exchange rate changes on cash and cash equivalents	(650)	(59)
Net change in cash and cash equivalents	(930)	191
Cash and cash equivalents, beginning of period	36,533	27,742
Cash and cash equivalents, end of period	$35,603	$27,933

Certain prior period amounts have been reclassified to conform to the current period presentation, including revisions to the classification of certain cash flow items.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025

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

Accounting Principles

The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the SEC on March 18, 2026. Additionally, our operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that can be expected for the year ending December 31, 2026 or for any other period.

Principles of Consolidation

The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and

Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025, for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the six months ended June 30, 2026.

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

Beginning on January 1, 2026, the Company reports its operations through two segments: Talent and Data & AI.

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

The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Amounts in thousands)
Data and AI Segment
Time-and-material Contracts	$12,650	$14,976	$25,096	$27,661
Fixed-price Contracts	834	761	972	4,073
Subtotal Data & AI	$13,484	$15,737	$26,068	$31,734
Talent Segment
Time-and-material Contracts	$27,963	$33,360	$56,462	$65,680
Subtotal Talent	$27,963	$33,360	$56,462	$65,680
Total Revenues	$41,447	$49,097	$82,530	$97,414

For the three months ended June 30, 2026, the Company had one client (Fidelity = 26.7%) that exceeded 10% of total revenues. For the six months ended June 30, 2026, the Company had one client (Fidelity = 25.6%) that exceeded 10% of total revenues.

For the three months ended June 30, 2025, the Company had three clients (Fidelity = 15%, Populus = 12.4% and CGI = 11%) that each exceeded 10% of total revenues. For the six months ended June 30, 2025, the Company had the same three clients (Fidelity = 14%, Populus = 12.1% and CGI = 11.5%) that each exceeded 10% of total revenues.

The Company’s top ten clients represented approximately 61% and 58% of total revenues for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the Company's top ten clients represented approximately 60% and 58% of total revenues, respectively.

The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Amounts in thousands)
United States	$40,566	$48,582	$80,960	$96,334
Canada	38	146	140	276
India and Other	843	369	1,430	804
Total revenues	$41,447	$49,097	$82,530	$97,414

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

A reconciliation of the beginning and ending amounts of goodwill by operating segment for the periods ended June 30, 2026 and December 31, 2025 is as follows:

	Six Months Ended June 30, 2026	Twelve Months Ended December 31, 2025
	(in thousands)
Talent:
Beginning balance	$5,393	$5,393
Goodwill recorded	—	—
Impairment	—	—
Ending Balance	$5,393	$5,393

	Six Months Ended June 30, 2026	Twelve Months Ended December 31, 2025
	(in thousands)
Data & AI:
Beginning balance	$21,817	$21,817
Goodwill recorded	—	—
Impairment	—	—
Ending Balance	$21,817	$21,817

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
Talent:
Client relationships	12	$5,119	$4,710	$409
Covenant-not-to-compete	5	204	204	—
Trade name	3	159	159	—
Data & AI:
Client relationships	12	22,521	16,518	6,003
Covenant-not-to-compete	5	1,316	1,316	—
Trade name	5	1,801	1,801	—
Technology	7	1,979	1,842	137
Total Intangible Assets		$33,099	$26,550	$6,549

	As of December 31, 2025
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
Talent:
Client relationships	12	$5,119	$4,497	$622
Covenant-not-to-compete	5	204	204	—
Trade name	3	159	159	—
Data & AI:
Client relationships	12	22,521	15,580	6,941
Covenant-not-to-compete	5	1,316	1,316	—
Trade name	5	1,801	1,801	—
Technology	7	1,979	1,787	192
Total Intangible Assets		$33,099	$25,344	$7,755

Amortization expense for the three and six months ended June 30, 2026, totaled $0.6 million and $1.2 million respectively, and is included in selling, general and administrative expenses in the Consolidated Statement of Operations. Amortization expense for the three and six months ended June 30, 2025, totaled $0.6 million and $1.3 million respectively, and is included in selling, general and administrative expenses in the Consolidated Statement of Operations.

The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2026 through 2030 is as follows:

	Years Ended December 31,
	2026	2027	2028	2029	2030
	(Amounts in thousands)
Amortization expense	$2,413	$2,025	$1,637	$1,000	$248

4.
Leases

The Company rents certain office facilities under noncancelable operating leases. As of June 30, 2026, approximately 94,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All of our leases are classified as operating leases. The average initial lease term is 2.9 years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from less than one year to 3.3 years with a weighted average of 2.1 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

The following table summarizes the balance sheet classification of the lease assets and related lease liabilities:

	June 30, 2026	December 31, 2025
	(in thousands)
Assets:
Long-term operating lease right-of-use assets	$2,255	$2,534
Liabilities:
Short-term operating lease liability	$1,274	$1,283
Long-term operating lease liability	851	1,138
Total Liabilities	$2,125	$2,421

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of June 30, 2026
(in thousands)
2026 (for remainder of year)	$750
2027	892
2028	410
2029	209
Total	$2,261
Less: Imputed interest	(136)
Present value of operating lease liabilities	$2,125

The weighted average discount rate used to calculate the present value of future lease payments was 5.9%.

We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the three and six months ended June 30, 2026 totaled $0.5 million and $0.9 million respectively. Rental expense for the three and six months ended June 30, 2025 totaled $0.4 million and $0.8 million respectively.

Cash paid for lease liabilities for the three and six months ended June 30, 2026 totaled $0.5 million and $0.9 million, respectively. Total cash paid for lease liabilities for the three and six months ended June 30, 2025 totaled $0.3 million and $0.7 million, respectively.

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

6.
Employee Benefit Plan

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S. based salaried and W-2 hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. The Company did not provide for any matching contributions for the three and six months ended June 30, 2026 and 2025.

7.
Stock-Based Compensation

In 2008, the Company adopted a Stock Incentive Plan. This stock incentive plan was amended and restated effective as of May 14, 2024 and further amended on May 14, 2025 and May 13, 2026 (as amended from time to time, the “Plan”). The Plan provides that up to 6,200,000 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) shall be allocated for issuance to directors, officers, employees and consultants of the Company. Grants under the Plan may be made in the form of stock options, stock appreciation rights, performance share awards, restricted stock awards, stock awards or restricted stock units. As of June 30, 2026, 788,000 shares remained available for future grant under the Plan.

The following table summarizes the equity awards granted during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Equity Awards Granted
Restricted stock awards (shares)	—	—	132,735	22,140
Stock options (shares)	—	235,000	20,000	937,358
Average exercise price (options)	$—	$7.51	$6.33	$13.43
Restricted stock units (RSUs)	40,796	—	78,749	—

Of the restricted stock granted during the six months ended June 30, 2026, 100,314 shares vested immediately upon grant but are subject to transfer restrictions that prohibit disposition until March 30, 2028, subject to immediate lapse of any restriction due to (i) separation from the Company for any reason, (ii) death, or (iii) disability. Because these shares vested immediately, they did not result in additional stock-based compensation expense, but rather, they were issued in settlement of previously accrued cash compensation. The remaining restricted stock awards granted during the period vest one year from the grant date.

The following table summarizes stock-based compensation expense during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Stock based compensation expense	$818	$714	$1,568	$1,609

Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

The following table summarizes shares of Common Stock issued pursuant to equity awards under the Plan during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares Issued
Restricted stock vesting	-	-	116,919	17,921
Stock option exercises	27,618	18,010	215,730	22,010
Total shares issued	27,618	18,010	332,649	39,931

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

On February 16, 2026, the Company’s Board of Directors approved the termination of the Stock Purchase Plan. The termination became effective on July 1, 2026. Accordingly, no new offering periods will commence after June 30, 2026, although shares relating to the offering period in progress as of the termination date will continue to be issued in accordance with the terms of the Employee Stock Purchase Plan.

During the three months ended June 30, 2026 and 2025, there were 4,381 shares and 11,483 shares issued under the Employee Stock Purchase Plan at a share price of $5.69 and $6.09, respectively. Stock-based compensation expense related to the Stock Purchase Plan for the three months ended June 30, 2026 and 2025 totaled $5,000 and $21,000, respectively. Stock-based compensation expense related to the Stock Purchase Plan for the six months ended June 30, 2026 and 2025, totaled $10,000 and $42,000, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. As of June 30, 2026, there were 412,564 shares available for purchases under the Employee Stock Purchase Plan.

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

The Company pledged substantially all of its assets in support of the Credit Agreement. The Credit Agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the Credit Agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of June 30, 2026, the Company was in compliance with all applicable provisions of the Credit Agreement.

In connection with securing the commitments under the Credit Agreement and the April 20, 2018, October 1, 2020, December 29, 2021 and December 29, 2023 amendments to the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $1,039,000, which were capitalized and are being amortized as interest expense over the life of the Credit Facility. Deferred financing costs of $47,000 and $95,000 (net of amortization) as of June 30, 2026, and December 31, 2025, respectively, are presented as long-term assets in the Company’s Consolidated Balance Sheets.

As of June 30, 2026, and December 31, 2025, the Company’s outstanding borrowings under the Revolver totaled zero dollars; and unused borrowing capacity available was approximately $20.4 million and $22.2 million, respectively. There were no outstanding borrowings under the Term Loan at June 30, 2026, and December 31, 2025. On May 9, 2024, the Company issued two standby Letters of Credit for $162,000 each from PNC Bank to a Vietnam client to secure certain performance and advance payment guarantees made to the client on an existing fixed price Data and Analytics Services assignment. As of March 21, 2026 the letters of credit expired without payment and will not be renewed.

The Company is currently in discussions with the lenders to extend the maturity of the Credit Agreement. While the extension has not been finalized as of the date of these financial statements, the Company expects the amendment process to be completed during the third quarter of 2026.

9.
Income Taxes

The components of income (loss) before taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Amounts in thousands)
Income (loss) before income taxes:
Domestic	$(446)	$(418)	$(309)	$(3,004)
Foreign	444	628	964	1,452
Income (loss) before income taxes:	$(2)	$210	$655	$(1,552)

The Company has foreign subsidiaries that generate revenues from non-U.S.-based clients and provide services to the Company’s U.S. operations. As a result, a portion of the Company's earnings is subject to the foreign tax jurisdictions, which may have tax rates that differ from those in the United States.

The provision (benefit) for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Amounts in thousands)
Current provision (benefit):
Federal	$(94)	$313	$(447)	$(263)
State	37	58	(21)	(48)
Foreign	125	83	294	439
Total current provision (benefit)	68	454	(174)	128
Deferred provision (benefit):
Federal	47	(383)	605	(361)
State	5	(71)	103	(67)
Foreign	(22)	81	(43)	58
Total deferred provision (benefit)	30	(373)	665	(370)
Change in valuation allowance	-	(6)	-	(6)
Total provision (benefit) for income taxes	$98	$75	$491	$(248)

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision (benefit) for income taxes for the three and six months ended June 30, 2026 and 2025, were as follows (amounts in thousands):

(Amounts in thousands)	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
Income taxes computed at the federal statutory rate	$(1)	(21)%	$44	21.0%
State income taxes, net of federal tax benefit	43	1,784*	(13)	(6.2)
Stock-based compensation shortfalls	31	1,287*	14	6.7
Non-deductible executive compensation	67	2,777*	—	—
Difference in income tax rate on foreign earnings/other	(42)	(1,745)*	36	17.1
Change in valuation allowance	—	—	(6)	(2.9)
	$98	4,082%	$75	35.7%
*The % for the Three months period ended June 30, 2026 is not comparable with June 30, 2025 on account of near break-even pre-tax loss during the three months period ended June 30, 2026.

(Amounts in thousands)	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
Income taxes computed at the federal statutory rate	$138	21.0%	$(326)	(21.0)%
State income taxes, net of federal tax benefit	82	12.5	(115)	(7.4)
Stock-based compensation shortfalls	116	17.7	(8)	(0.5)
Non-deductible executive compensation	143	21.8	—	—
Difference in income tax rate on foreign earnings/other	12	2.0	207	13.3
Change in valuation allowance	—	—	(6)	(0.4)
	$491	75.0%	$(248)	(16.0)%

The effective tax rate for the three months ended June 30, 2026, was significantly greater than (100)% due to non-deductible executive compensation and excess tax expense arising from stock-based compensation combined with a near break-even pre-tax loss.

As of June 30, 2026 and June 30, 2025, the Company maintained a valuation allowance of approximately $452,000 against net operating losses in Ireland and the United Kingdom that may not be realized.

10.
Shareholders’ Equity

On February 16, 2026, the Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $5.0 million of its outstanding common stock. Repurchases under the program may be made from time to time through privately negotiated transactions, block purchases, or other means, and the program may be modified, suspended, or terminated at any time at the discretion of the Board. The timing and amount of repurchases, if any, will depend on business, market, and economic conditions, as well as other factors. No repurchases were made under this program during the three and six months ended June 30, 2026.

Additionally, the Company may repurchase shares from time to time to satisfy employee tax withholding obligations related to its Stock Incentive Plan. The Company did not repurchase any shares for this purpose during the three and six months ended June 30, 2026.

11.
Earnings (Loss) Per Share

The computation of basic earnings (loss) per share is based on the Company's net income (loss) divided by the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflect the potential dilution that could occur if outstanding stock options were exercised or restricted stock awards, or units settled, calculated using the treasury stock method. Options and unvested restricted stock awards or units that would have an anti-dilutive effect are excluded from the computation of diluted earnings (loss) per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(100)	$135	$164	$(1,304)

Denominator:
Weighted-average basic shares outstanding	12,011	11,767	11,919	11,760
Effect of dilutive share-based awards	-	197	65	-
Weighted-average diluted shares	12,011	11,964	11,984	11,760

Basic earnings per share	$(0.01)	$0.01	$0.01	$(0.11)
Diluted earnings per share	$(0.01)	$0.01	$0.01	$(0.11)

Anti-dilutive shares excluded	2,547	2,357	2,625	3,247

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Amounts in thousands)
Revenues:
Data & AI	$13,484	$15,737	$26,068	$31,734
Talent	27,963	33,360	56,462	65,680
Total revenues	$41,447	$49,097	$82,530	$97,414
Cost of Revenues:
Data & AI	$8,033	$9,598	$15,933	$19,561
Talent	21,415	25,679	43,573	51,141
Total cost of revenues[1]	$29,448	$35,277	$59,506	$70,702
Gross Profit:
Data & AI	$5,451	$6,139	$10,135	$12,173
Talent	6,548	7,681	12,889	14,539
Total gross profit[1]	$11,999	$13,820	$23,024	$26,712
Gross Margin %:
Data & AI	40.4%	39.0%	38.9%	38.4%
Talent	23.4%	23.0%	22.8%	22.1%
Total gross margin %[1]	29.0%	28.1%	27.9%	27.4%
Sales & Marketing Expenses:
Data & AI	$2,400	$2,177	$4,298	$4,646
Talent	1,045	2,047	1,980	3,879
Total sales & marketing expenses	$3,445	$4,224	$6,278	$8,525

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Amounts in thousands)
Operations Expenses:
Data & AI	$927	$434	$1,732	$912
Talent	1,446	1,591	2,397	3,332
Total operations expenses	$2,373	$2,025	$4,129	$4,244
General & Administrative Expenses:
Data & AI	$2,605	$2,571	$5,034	$5,386
Talent	3,297	3,404	6,651	6,755
Total general & administrative expenses	$5,902	$5,975	$11,685	$12,141
Segment operating income (loss):
Data & AI	$(481)	$957	$(929)	$1,229
Talent	760	639	1,861	573
Subtotal	279	1,596	932	1,802
Unallocated Cost:
Amortization of acquired intangible assets	$(604)	$(649)	$(1,207)	$(1,299)
Finance and accounting transition expense	—	(688)	—	(688)
Severance expense	—	(232)	—	(1,641)
Interest income (expense), FX, gains (losses) and other, net	323	183	930	274
Income (loss) before income taxes	$(2)	$210	$655	$(1,552)

Below is geographic information related to our revenues from external customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Amounts in thousands)
United States	$40,566	$48,582	$80,960	$96,334
Canada	38	146	140	276
India and Other	843	369	1,430	804
Total revenues	$41,447	$49,097	$82,530	$97,414

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

13.
Recently Issued Accounting Standards

Recent Accounting Pronouncements not yet adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. The amendments in this ASU require more detailed disclosures about an entity’s business expenses. Additional interim and annual reporting disclosures in the notes to financial statements include the amounts of inventory purchases, employee compensation, depreciation, amortization of intangible assets and a qualitative description of amounts that are not separately disclosed. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of the ASU on its financial disclosures.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The amendments in this ASU introduce a practical expedient for all entities and provide entities other than public business entities with an accounting policy election when applying Topic 326 to current accounts receivable and contract assets arising from transactions under Topic 606, Revenue from Contracts with Customers. The practical expedient is intended to simplify the estimation of expected credit losses for short-term trade receivables and contract assets when such losses are expected to be immaterial. The amendments are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2025-05 on January 1, 2026. The adoption did not have a material impact on the Company's condensed consolidated financial statements.

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

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the six months ended June 30, 2026.

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

Results of Operations for the Three Months Ended June 30, 2026 as Compared to the Three Months Ended June 30, 2025:

Revenues:

Revenues for the three months ended June 30, 2026 totaled $41.4 million, compared to $49.1 million for the corresponding three-month period in 2025. This 15.6% year-over-year revenue decrease reflected a 16.2% revenue decrease in our Talent segment and a 14.3% decline in our Data & AI segment. For the three months ended June 30, 2026, the Company had one client that had revenues in excess of 10% of total revenues (Fidelity 26.7%). For the three months ended June 30, 2025, the Company had three clients that each had revenues in excess of 10% of total revenues (Fidelity = 15.0%, Populus = 12.4% and CGI = 11.0%). The

Company’s top ten clients represented approximately 61% and 58% of total revenues for the three months ended June 30, 2026 and 2025, respectively.

Below is a tabular presentation of revenues by reportable segment for the three months ended June 30, 2026 and 2025, respectively:

Revenues (Amounts in millions)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Data & AI	$13.5	$15.7
Talent	28.0	$33.4
Total revenues	$41.4	$49.1

Revenues from our Data & AI segment totaled $13.5 million in the three months ended June 30, 2026, which decreased compared to $15.7 million in the corresponding period last year. The year-over-year decrease in revenues primarily reflects lower bookings during the second half of 2025, which resulted in a smaller pipeline of revenue generating engagements entering 2026. New bookings in the second quarter of 2026 totaled approximately $13.6 million, compared to bookings of $9.0 million in the second quarter of 2025, reflecting stronger demand for Data & AI services.

Revenues from our Talent segment totaled $28.0 million in the three months ended June 30, 2026, compared to $33.4 million during the corresponding 2025 period. The year-over-year decline in revenue primarily reflects lower billable consultants in 2026. Billable consultants at June 30, 2026 totaled 594-consultants compared to 764-consultants one year earlier. Our average bill rate during the second quarter of 2026 was $92.17 per hour compared to $88.36 per hour in the corresponding 2025 quarter. The increase in average bill rate was due to higher value assignments during the second quarter of 2026 and was reflective of the types of skill sets that we deployed to clients.

Gross Margins:

Gross profits in the second quarter of 2026 totaled $12.0 million, which was $1.8 million lower than the second quarter of 2025 gross profits. Gross profit as a percentage of revenue increased 90-basis points to 29.0% for the three-month period ended June 30, 2026, compared to 28.1% during the same period of 2025, driven by higher margins in both the Talent and Data & AI segments.

Below is a tabular presentation of gross margin by reporting segment for the three months ended June 30, 2026 and 2025, respectively:

Gross Margin	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Data & AI	40.4%	39.0%
Talent	23.4%	23.0%
Total gross margin	29.0%	28.1%

Gross margins from our Data & AI segment were 40.4% of revenues during the second quarter of 2026, which represented an increase of 140-basis points compared to 39.0% of revenues during the second quarter of 2025. The increase primarily reflected the one-time recognition of previously deferred revenue associated with the completion of a project milestone.

Gross margins from our Talent segment were 23.4% in the second quarter of 2026 compared to 23.0% during the corresponding quarter of 2025. This 40-basis point increase was due to higher quality placements and better pricing on new assignments in 2026.

Selling, General and Administrative (“SG&A”) Expenses:

Below is a tabular presentation of operating expenses by expense category for the three months ended June 30, 2026 and 2025, respectively:

SG&A Expenses (Amounts in millions)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Data & AI Segment
Sales and Marketing	$2.4	$2.2
Operations	0.9	0.4
General & Administrative	2.6	2.6
Subtotal Data & AI	$5.9	$5.2
Talent Segment
Sales and Marketing	$1.0	$2.0
Operations	1.4	1.6
General & Administrative	3.3	3.4
Subtotal Talent	$5.8	$7.0
Amortization of Acquired Intangible Assets	$0.6	$0.7
Severance Expense	0.0	0.2
Finance and Accounting Transition Expense	0.0	0.7
Total SG&A Expenses	$12.3	$13.8

SG&A expenses for the three months ended June 30, 2026, totaled $12.3 million or 29.7% of total revenues, compared to $13.8 million or 28.1% of total revenues for the three months ended June 30, 2025. When excluding the amortization of acquired intangible assets in 2026 and the amortization of acquired intangible assets, severance expense and finance and accounting transition expense in 2025, SG&A expense as a percentage of total revenues was 28.3% and 24.8%, respectively.

Fluctuations within SG&A expense components during the second quarter of 2026, compared to the second quarter of 2025, included the following:

•
Sales and marketing expense decreased by $0.8 million from the corresponding 2025 period. Sales and marketing expense in our Data & AI segment increased by $0.2 million, primarily reflecting higher marketing travel costs. Sales and marketing expense in our Talent segment decreased by $1.0 million, primarily due to lower payroll and related costs and reduced marketing expenditures.
•
Operations expenses increased by $0.3 million in the 2026 period compared to the corresponding 2025 period. Operations expense increased by $0.5 million in our Data & AI segment due to AI-related personnel investments and decreased by $0.2 million in our Talent segment due to lower payroll costs, partially offset by higher legal expense.
•
General and administrative expenses decreased by $0.1 million in the 2026 period compared to the corresponding 2025 period. General and administrative expenses in the Data & AI segment remained unchanged compared with the prior-year period. General and administrative expense in the Talent segment decreased by $0.1 million, primarily reflecting lower consulting costs.
•
Amortization of acquired intangible assets remained consistent with the prior-year period at $0.6 million.
•
Finance and accounting transition expense was $0.7 million and severance expense was $0.2 million in the 2025 period, compared to no expense in the second quarter of 2026. These costs related to the Company's transition of its finance and accounting function to India and consisted primarily of severance, duplicate personnel costs during the transition period, and travel associated with training and knowledge transfer.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended June 30, 2026, consisted of interest income of $260,000 and foreign exchange gains of $63,000. For the three months ended June 30, 2025, Other Income / (Expense) consisted of interest income of $190,000 and foreign exchange losses of ($7,000). The higher level of interest income primarily reflected higher average cash balances during the current-year period.

Income Tax Expense:

Income tax expense for the three months ended June 30, 2026, totaled $98,000, compared with income tax expense of $75,000 for the three months ended June 30, 2025. The 2026 effective tax rate was significantly greater than (100%) due to non-deductible executive compensation and excess tax expense arising from stock-based compensation, combined with a near break-even pre-tax loss. By comparison, the effective tax rate for the three months ended June 30, 2025 was 35.7%.

Results of Operations for the Six Months Ended June 30, 2026 as Compared to the Six Months Ended June 30, 2025:

Revenues:

Revenues for the six months ended June 30, 2026 totaled $82.5 million, compared to $97.4 million for the corresponding six-month period in 2025. This 15.3% year-over-year revenue decrease reflected a 14.0% revenue decrease in our Talent segment and a 17.9% decline in our Data & AI segment. For the six months ended June 30, 2026 the Company had one client that had revenues in excess of 10% of total revenues (Fidelity 25.6%). For the six months ended June 30, 2025, the Company had three clients that each had revenues in excess of 10% of total revenues (Fidelity = 14.0%, Populus = 12.1% and CGI = 11.5%). The Company’s top ten clients represented approximately 60% and 58% of total revenues for the six months ended June 30, 2026 and 2025, respectively.

Below is a tabular presentation of revenues by reportable segment for the six months ended June 30, 2026 and 2025, respectively:

Revenues (Amounts in millions)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Data & AI	$26.1	$31.7
Talent	56.5	65.7
Total revenues	$82.5	$97.4

Revenues from our Data & AI segment totaled $26.1 million for the six months ended June 30, 2026, which decreased compared to $31.7 million in the corresponding period in 2025. The year-over-year decrease in revenues primarily reflects lower bookings during the second half of 2025, which resulted in a smaller pipeline of revenue-generating engagements entering 2026. Order bookings for the first six months of 2026 totaled approximately $27.2 million, compared with $24.3 million for the corresponding period in 2025, reflecting stronger demand for Data & AI services.

Revenues from our Talent segment totaled $56.5 million in the six months ended June 30, 2026, compared to $65.7 million during the corresponding 2025 period. The year-over-year decline in revenue primarily reflects lower billable consultants in 2026. Billable consultants at June 30, 2026 totaled 594-consultants compared to 764-consultants one year earlier.

Gross Margins:

Gross profits in the six months ended June 30, 2026 totaled $23.0 million compared to $26.7 million in the corresponding period last year. Gross profit as a percentage of revenue was 27.9% for the six months ended June 30, 2026, compared to 27.4% during the same period of 2025. This 50-basis point increase in gross margins was driven by higher margins in both the Talent and Data & AI segments.

Below is a tabular presentation of gross margin by reporting segment for the six months ended June 30, 2026 and 2025, respectively:

Gross Margin	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Data & AI	38.9%	38.4%
Talent	22.8%	22.1%
Total gross margin	27.9%	27.4%

Gross margins from our Data & AI segment were 38.9% of revenues during the six months ended June 30, 2026, which represented an increase of 50-basis points compared to 38.4% of revenues during corresponding period of 2025. The increase primarily reflected normal fluctuations in project mix and engagement profitability.

Gross margins from our Talent segment were 22.8% in the six months ended June 30, 2026, compared to 22.1% during the corresponding period of 2025. This 70-basis point increase was due to higher quality placements and better pricing on new assignments in 2026.

Selling, General and Administrative (“SG&A”) Expenses:

Below is a tabular presentation of operating expenses by expense category for the six months ended June 30, 2026 and 2025, respectively:

SG&A Expenses (Amounts in millions; amounts may not sum due to rounding)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Data & AI Segment
Sales and Marketing	$4.3	$4.6
Operations	1.7	0.9
General & Administrative	5.0	5.4
Subtotal Data & AI	$11.1	$10.9
Talent Segment
Sales and Marketing	$2.0	$3.9
Operations	2.4	3.3
General & Administrative	6.7	6.8
Subtotal Talent	$11.0	$14.0
Amortization of Acquired Intangible Assets	$1.2	$1.3
Severance Expense	0.0	1.6
Finance and Accounting Transition Expense	0.0	0.7
Total SG&A Expenses	$23.3	$28.5

SG&A expenses for the six months ended June 30, 2026, totaled $23.3 million or 28.2% of total revenues, compared to $28.5 million or 29.3% of total revenues for the six months ended June 30, 2025. When excluding the amortization of acquired intangible assets in 2026 and the amortization of acquired intangible assets, severance expense and finance and accounting transition expense in 2025, SG&A expense as a percentage of total revenues was 26.8% and 25.6%, respectively.

Fluctuations within SG&A expense components during the first six months of 2026, compared to the first six months of 2025, included the following:

•
Sales and marketing expense was $2.2 million lower in the 2026 period compared to the corresponding 2025 period. Sales and marketing expense in our Data & AI segment decreased by $0.3 million, primarily due to lower payroll and related costs, partially offset by higher marketing and consulting costs. Sales and marketing expense in our Talent segment decreased by $1.9 million, resulting from lower payroll and related costs, as well as reduced marketing spend.
•
Operations expenses decreased by $0.1 million in the 2026 period compared to the corresponding 2025 period. Operations expense in the Data & AI segment increased by $0.8 million, primarily due to AI-related personnel investments. Operations expense in the Talent segment decreased by $0.9 million, primarily due to workforce reductions, partially offset by higher legal expenses.
•
General and administrative expenses decreased by $0.5 million in the 2026 period compared to the corresponding 2025 period. General and administrative expenses in our Data & AI segment decreased by $0.4 million primarily due to lower recruiting costs and the absence of bad debt expense incurred in the prior-year period. In our Talent segment, general and administrative expenses decreased by $0.1 million as a result of several individually immaterial items.
•
Amortization of acquired intangible assets decreased by $0.1 million compared with the corresponding period in 2025, as a portion of our intangible assets became fully amortized.
•
SG&A included severance expense and finance and accounting transition expense of $1.6 million and $0.7 million in the 2025 period, respectively, compared to no similar expenses in the 2026 period. The expenses related to the departure of the Company's former Chief Financial Officer and the Company's transition of its finance and accounting function to India which consisted primarily of severance, duplicate personnel costs during the transition period, and travel associated with training and knowledge transfer.

Other Income / (Expense) Components:

Other Income / (Expense) for the six months ended June 30, 2026, consisted of interest income of $548,000 and foreign exchange gains of $381,000. For the six months ended June 30, 2025, Other Income / (Expense) consisted of interest income of $305,000 and foreign exchange losses of ($31,000). The higher level of interest income primarily reflected higher average cash balances during the current six month period.

Income Tax Expense:

Income tax expense for the six months ended June 30, 2026, totaled $491,000, representing an effective tax rate on pre-tax income of 75.0%, compared to an income tax benefit of ($248,000) for the six months ended June 30, 2025, which represented an effective tax rate on a pre-tax loss of (16.0%). The higher effective tax rate in the 2026 period primarily reflected non-deductible executive compensation and unfavorable tax effects associated with stock-based compensation.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

As of June 30, 2026, we had no bank debt, cash balances on hand of $35.6 million and approximately $20.4 million of borrowing capacity under our existing credit facility.

Historically, we have funded our organic business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. As of June 30, 2026, our accounts receivable “days sales outstanding” (“DSOs”) increased to 61-days, compared to 53-days reported at June 30, 2025.

We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility will be adequate to fund our business needs and support our share repurchase program that we announced in February 2026 over the next twelve months, absent any acquisition-related activities.

Cash flows provided by (used in) operating activities:

Cash (used in) operating activities for the six months ended June 30, 2026, totaled ($0.9) million compared to $0.4 million provided by operating activities during the six months ended June 30, 2025. Operating cash flows for the 2026 period were driven by net income of $0.2 million, non-cash charges of $4.2 million, and a ($5.3) million use of cash from changes in operating working capital. The use of cash from working capital was primarily attributable to a decrease in accrued payroll and related costs, reflecting the timing of annual bonus payments, as well as an increase in accounts receivable, and to a lesser extent decreases in accounts payable and other accrued liabilities and an increase in prepaid and other current assets

In the prior year period, cash provided by operating activities reflected a net loss of ($1.3) million, non-cash charges of $3.3 million, and and a ($1.7) million use of cash from changes in operating working capital, primarily attributable to a decrease in accounts payable and accrued payroll and related costs, partially offset by a decrease in accounts receivable and prepaid and other current assets and an increase in other accrued liabilities.

Cash flows (used in) investing activities:

Cash (used in) investing activities was ($0.1) million and ($0.2) million the six months ended June 30, 2026 and 2025. Investing activities in both periods consisted primarily of capital expenditures and changes in non-current deposits.

Cash flows provided by (used in) financing activities:

Cash provided by financing activities for the six months ended June 30, 2026 totaled $0.8 million and consisted primarily of proceeds from the exercise of stock options of $0.8 million, and a small amount from the issuance of common shares related to our Employee Stock Purchase Plan. Cash provided by financing activities for the six months ended June 30, 2025, totaled $0.1 million and consisted of proceeds from the exercise of stock options and the issuance of common shares related to our Employee Stock Purchase Plan, partially offset by a small purchase of treasury shares.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet arrangements.

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

Interest Rates

As of June 30, 2026, we had no outstanding borrowings under the Credit Agreements — Refer to Note 8 — “Credit Facility” in the Notes to Condensed Consolidated Financial Statements, included herein.

Currency Fluctuations

The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s subsidiary in Canada is the U.S. dollar because the majority of its revenue is denominated in U.S. dollars. The functional currencies of the Company’s Indian and European subsidiaries are the local currency of the location of such subsidiary. The results of operations of the Company’s Indian and European subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian and European subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Condensed Consolidated Statements of Operations, and have not been material for all periods presented. A hypothetical 10% increase or decrease in overall foreign currency rates in the first six months of 2026 would not have had a material impact on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our Common Stock repurchased during the quarter ended June 30, 2026 is set forth in the following table:

Period	Total Number of Shares Purchased (2)	Average Price per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollars that May Yet Be Used Under this Plan or Programs (2)
April 1, 2026 — April 30, 2026	—	$—	—	5,000,000
May 1, 2026 — May 31, 2026	—	$—	—	5,000,000
June 1, 2026 — June 30, 2026	—	$—	—	5,000,000
Total	—	$—	—	5,000,000
(1)
On February 16, 2026, the Company’s Board of Directors authorized a new share repurchase program pursuant to which the Company may repurchase up to $5.0 million of its common stock. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Company’s Board of Directors. The authorization became effective on February 16, 2026. The Company did not repurchase any shares of its Common Stock during the quarter ended June 30, 2026. As of June 30, 2026, $5.0 million remained available for repurchase under the program.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans of Directors and Section 16 Officers

During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

(a) Exhibits

10.1

Second Amendment to Mastech Digital, Inc. Stock Incentive Plan (as Amended and Restated), incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2026.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer is furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is furnished herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of August, 2026.

MASTECH DIGITAL, INC.

August 6, 2026	/s/ NIRAV PATEL
Nirav Patel
Chief Executive Officer

/s/ KANNAN SUGANTHARAMAN
Kannan Sugantharaman
Chief Financial Officer
(Principal Financial Officer)