Form 10-Q
period 2026-09-30
Mastech Digital, Inc.
filed 2026-10-30
CIK 1437226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 30, 2026 was 12,029,183.

MASTECH DIGITAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$41,987	$48,496	$124,517	$145,910
Cost of revenues	29,938	35,035	89,444	105,737
Gross profit	12,049	13,461	35,073	40,173
Selling, general and administrative expenses	12,036	12,641	35,334	41,179
Income (loss) from operations	13	820	(261)	(1,006)
Interest income (expense), net	266	266	814	571
Other income (expense), net	(29)	149	352	118
Income (loss) before income taxes	250	1,235	905	(317)
Income tax expense (benefit)	243	294	734	46
Net income (loss)	$7	$941	$171	$(363)
Earnings (loss) per share:
Basic	$0.00	$0.08	$0.01	$(0.03)
Diluted	$0.00	$0.08	$0.01	$(0.03)
Weighted average common shares outstanding:
Basic	12,029	11,762	11,956	11,761
Diluted	12,166	11,945	12,063	11,761

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$7	$941	$171	$(363)
Other comprehensive income (loss):
Foreign currency translation adjustments	(184)	(418)	(825)	(411)
Total other comprehensive income (loss), net of taxes	(184)	(418)	(825)	(411)
Total comprehensive income (loss)	$(177)	$523	$(654)	$(774)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$37,939	$36,533
Accounts receivable, net of allowance for credit losses of $245 in 2026 and $275 in 2025	20,063	20,648
Unbilled receivables	5,571	5,748
Prepaid and other current assets	6,959	5,647
Total current assets	70,532	68,576
Equipment, enterprise software, and leasehold improvements, at cost:
Equipment	4,010	3,817
Enterprise software	4,189	4,185
Leasehold improvements	746	738
	8,945	8,740
Less – accumulated depreciation and amortization	(7,697)	(7,183)
Net equipment, enterprise software, and leasehold improvements	1,248	1,557
Operating lease right-of-use assets, net	2,880	2,534
Deferred income taxes	1,675	2,583
Deferred financing costs, net	24	95
Deferred compensation, net	625	1,000
Non-current deposits	511	530
Goodwill, net of impairment	27,210	27,210
Intangible assets, net of amortization	5,945	7,755
Total assets	$110,650	$111,840
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	3,142	3,451
Accrued payroll and related costs	11,459	15,391
Current portion of operating lease liability	1,151	1,283
Other accrued liabilities	722	898
Deferred revenue	52	41
Total current liabilities	16,526	21,064
Long-term liabilities:
Long-term operating lease liability, less current portion	1,601	1,138
Long-term severance liability	—	330
Total liabilities	18,127	22,532
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Preferred Stock, no par value; 20,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01; 100,000,000 shares authorized and 14,052,048 shares issued as of September 30, 2026 and 13,715,016 shares issued as of December 31, 2025	140	137
Additional paid-in-capital	46,381	42,515
Retained earnings	56,598	56,427
Accumulated other comprehensive income (loss)	(3,465)	(2,640)
Treasury stock, at cost; 2,022,864 shares as of September 30, 2026 and 2,022,864 shares as of December 31, 2025	(7,131)	(7,131)
Total shareholders’ equity	92,523	89,308
Total liabilities and shareholders’ equity	$110,650	$111,840

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2025	$137	$42,515	$56,427	$(7,131)	$(2,640)	$89,308
Net income	—	—	264	—	—	264
Other comprehensive (loss), net of taxes	—	—	—	—	(561)	(561)
Stock-based compensation expense	—	750	—	—	—	750
Stock options exercised	3	1,297	—	—	—	1,300
Balances, March 31, 2026	$140	$44,562	$56,691	$(7,131)	$(3,201)	$91,061
Net (loss)	—	—	(100)	—	—	(100)
Employee common stock purchases	—	25	—	—	—	25
Other comprehensive (loss), net of taxes	—	—	—	—	(80)	(80)
Stock-based compensation expense	—	818	—	—	—	818
Stock options exercised	—	85	—	—	—	85
Balances, June 30, 2026	$140	$45,490	$56,591	$(7,131)	$(3,281)	$91,809
Net income	—	—	7	—	—	7
Other comprehensive (loss), net of tax	—	—	—	—	(184)	(184)
Stock-based compensation expense	—	861	—	—	—	861
Stock options exercised (1)	—	30	—	—	—	30
Balances, September 30, 2026	$140	$46,381	$56,598	$(7,131)	$(3,465)	$92,523

(1) Represents proceeds received in August 2026 for stock options exercised in the second quarter of 2026. No stock options were exercised during the three months ended September 30, 2026.

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

MASTECH DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES:
Net income (loss)	$171	$(363)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	2,426	2,521
Bad debt expense (recovery), net	(30)	36
Interest amortization of deferred financing costs	71	71
Stock-based compensation expense	2,429	2,338
Deferred income taxes, net	692	(170)
Operating lease assets and liabilities, net	56	31
Amortization of deferred compensation	375	375
Unrealized FX on monetary items	(19)	(18)
Loss on disposition of fixed assets	—	4
Working capital items:
Accounts receivable and unbilled receivables	790	2,543
Prepaid and other current assets	(1,317)	(276)
Accounts payable	(292)	(1,257)
Accrued payroll and related costs	(3,488)	796
Other accrued liabilities	(157)	149
Deferred revenue	11	(21)
Net cash flows provided by (used in) operating activities	1,718	6,759
INVESTING ACTIVITIES:
Recovery of (payment for) non-current deposits	(14)	(18)
Capital expenditures	(354)	(351)
Net cash flows (used in) investing activities	(368)	(369)
FINANCING ACTIVITIES:
Proceeds from ESPP and the issuance of common shares	28	70
Purchase of treasury stock	—	(1,592)
Proceeds from the exercise of stock options	796	530
Net cash flows provided by (used in) financing activities	824	(992)
Effect of exchange rate changes on cash and cash equivalents	(768)	(393)
Net change in cash and cash equivalents	1,406	5,005
Cash and cash equivalents, beginning of period	36,533	27,742
Cash and cash equivalents, end of period	$37,939	$32,747

Certain prior period amounts have been reclassified to conform to the current period presentation, including revisions to the classification of certain cash flow items.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MASTECH DIGITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 and 2025

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

Accounting Principles

The accompanying Financial Statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the SEC on March 18, 2026. Additionally, our operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that can be expected for the year ending December 31, 2026 or for any other period.

Principles of Consolidation

The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025, for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the nine months ended September 30, 2026.

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

The following table depicts the disaggregation of our revenues by contract type and operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Amounts in thousands)
Data and AI Segment
Time-and-material Contracts	$12,699	$14,965	$37,795	$42,626
Fixed-price Contracts	1,423	195	2,395	4,268
Subtotal Data & AI	$14,122	$15,160	$40,190	$46,894
Talent Segment
Time-and-material Contracts	$27,865	$33,336	$84,327	$99,016
Subtotal Talent	$27,865	$33,336	$84,327	$99,016
Total Revenues	$41,987	$48,496	$124,517	$145,910

For the three months ended September 30, 2026, the Company had one client (Fidelity = 28.5%) that exceeded 10% of total revenues. For the nine months ended September 30, 2026, the Company had one client (Fidelity = 26.6%) that exceeded 10% of total revenues.

For the three months ended September 30, 2025, the Company had three clients (Fidelity = 18.1%, Populus = 12.7% and CGI = 10.4%) that each exceeded 10% of total revenues. For the nine months ended September 30, 2025, the Company had the same three clients (Fidelity = 15.4%, Populus = 12.3% and CGI = 11.1%) that each exceeded 10% of total revenues.

The Company’s top ten clients represented approximately 62% and 59% of total revenues for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the Company's top ten clients represented approximately 60% and 58% of total revenues, respectively.

The following table presents our revenue from external customers disaggregated by geography, based on the work location of our customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Amounts in thousands)
United States	$40,791	$48,078	$121,751	$144,412
Canada	397	112	537	388
India and Other	799	306	2,229	1,110
Total revenues	$41,987	$48,496	$124,517	$145,910

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

A reconciliation of the beginning and ending amounts of goodwill by operating segment for the periods ended September 30, 2026 and December 31, 2025 is as follows:

	Nine Months Ended September 30, 2026	Twelve Months Ended December 31, 2025
	(in thousands)
Talent:
Beginning balance	$5,393	$5,393
Goodwill recorded	—	—
Impairment	—	—
Ending Balance	$5,393	$5,393

	Nine Months Ended September 30, 2026	Twelve Months Ended December 31, 2025
	(in thousands)
Data & AI:
Beginning balance	$21,817	$21,817
Goodwill recorded	—	—
Impairment	—	—
Ending Balance	$21,817	$21,817

The Company is amortizing the identifiable intangible assets on a straight-line basis over estimated average lives ranging from 3 to 12 years. Identifiable intangible assets were comprised of the following as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
Talent:
Client relationships	12	$5,119	$4,817	$302
Covenant-not-to-compete	5	204	204	—
Trade name	3	159	159	—
Data & AI:
Client relationships	12	22,521	16,988	5,533
Covenant-not-to-compete	5	1,316	1,316	—
Trade name	5	1,801	1,801	—
Technology	7	1,979	1,869	110
Total Intangible Assets		$33,099	$27,154	$5,945

	As of December 31, 2025
(Amounts in thousands)	Amortization Period (In Years)	Gross Carrying Value	Accumulative Amortization	Net Carrying Value
Talent:
Client relationships	12	$5,119	$4,497	$622
Covenant-not-to-compete	5	204	204	—
Trade name	3	159	159	—
Data & AI:
Client relationships	12	22,521	15,580	6,941
Covenant-not-to-compete	5	1,316	1,316	—
Trade name	5	1,801	1,801	—
Technology	7	1,979	1,787	192
Total Intangible Assets		$33,099	$25,344	$7,755

Amortization expense for the three and nine months ended September 30, 2026, totaled $0.6 million and $1.8 million respectively, and is included in selling, general and administrative expenses in the Consolidated Statement of Operations. Amortization expense for the three and nine months ended September 30, 2025, totaled $0.7 million and $1.9 million respectively, and is included in selling, general and administrative expenses in the Consolidated Statement of Operations.

The estimated aggregate amortization expense for intangible assets for the years ending December 31, 2026 through 2030 is as follows:

	Years Ended December 31,
	2026	2027	2028	2029	2030
	(Amounts in thousands)
Amortization expense	$2,413	$2,025	$1,637	$1,000	$248

4.
Leases

The Company rents certain office facilities under noncancelable operating leases. As of September 30, 2026, approximately 100,000 square feet of office space is utilized for our sales and recruiting offices, delivery centers, and corporate headquarters. All of our leases are classified as operating leases. The average initial lease term is 3.1 years. Several leases have an option to renew, at our sole discretion, for an additional term. Our present lease terms range from less than one year to 5.4 years with a weighted average of 3.3 years. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

The following table summarizes the balance sheet classification of the lease assets and related lease liabilities:

	September 30, 2026	December 31, 2025
	(in thousands)
Assets:
Long-term operating lease right-of-use assets	$2,880	$2,534
Liabilities:
Short-term operating lease liability	$1,151	$1,283
Long-term operating lease liability	1,601	1,138
Total Liabilities	$2,752	$2,421

Future minimum rental payments for office facilities and equipment under the Company’s noncancelable operating leases are as follows:

Amount as of September 30, 2026
(in thousands)
2026 (for remainder of year)	$377
2027	1,049
2028	633
2029	441
2030	238
Thereafter	286
Total	$3,024
Less: Imputed interest	(272)
Present value of operating lease liabilities	$2,752

The weighted average discount rate used to calculate the present value of future lease payments was 5.8%.

We recognize rent expense for these leases on a straight-line basis over the lease term. Rental expense for the three and nine months ended September 30, 2026 totaled $0.5 million and $1.4 million respectively. Rental expense for the three and nine months ended September 30, 2025 totaled $0.4 million and $1.2 million respectively.

Cash paid for lease liabilities for the three and nine months ended September 30, 2026 totaled $0.2 million and $1.1 million, respectively. Total cash paid for lease liabilities for the three and nine months ended September 30, 2025 totaled $0.4 million and $1.1 million, respectively.

During the three and nine months ended September 30, 2026, the Company obtained right-of-use assets in exchange for operating lease liabilities of $1.0 million and $1.4 million, respectively, which were non-cash transactions. The three-month amount relates to the Company's new Dallas, Texas office lease for approximately 5,895 square feet of office space, which commenced in the third quarter of 2026. No right-of-use assets were obtained in exchange for lease liabilities during the three and nine months ended September 30, 2025.

The Company has begun evaluating options to exit its Pittsburgh, Pennsylvania office lease and to lease space in the area that better meets its current space needs. No decision has been made.

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

6.
Employee Benefit Plan

The Company provides an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), that covers substantially all U.S. based salaried and W-2 hourly employees. Employees may contribute a percentage of eligible compensation to the Retirement Plan, subject to certain limits under the Code. The Company did not provide for any matching contributions for the three and nine months ended September 30, 2026 and 2025.

7.
Stock-Based Compensation

In 2008, the Company adopted a Stock Incentive Plan. This stock incentive plan was amended and restated effective as of May 14, 2024 and further amended on May 14, 2025 and May 13, 2026 (as amended from time to time, the “Plan”). The Plan provides that up to 6,200,000 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) shall be allocated for issuance to directors, officers, employees and consultants of the Company. Grants under the Plan may be made in the form of stock options, stock appreciation rights, performance share awards, restricted stock awards, stock awards or restricted stock units. As of September 30, 2026, 718,000 shares remained available for future grant under the Plan.

The following table summarizes the equity awards granted during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Equity Awards Granted
Restricted stock awards (shares)	—	—	132,735	22,140
Stock options (shares)	—	92,000	20,000	1,029,358
Average exercise price (options)	$—	$7.28	$6.33	$12.88
Restricted stock units (RSUs)	70,000	—	148,749	—

Of the restricted stock granted during the nine months ended September 30, 2026, 100,314 shares vested immediately upon grant but are subject to transfer restrictions that prohibit disposition until March 30, 2028, subject to immediate lapse of any restriction due to (i) separation from the Company for any reason, (ii) death, or (iii) disability. Because these shares vested immediately, they did not result in additional stock-based compensation expense, but rather, they were issued in settlement of previously accrued cash compensation. The remaining restricted stock awards and the restricted stock units granted in the first and second quarters vest one year from the grant date. The 70,000 restricted stock units granted in the third quarter of 2026 vest in three equal annual installments beginning on the first anniversary of the grant date.

The following table summarizes stock-based compensation expense during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Stock based compensation expense	$861	$729	$2,429	$2,338

Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

The following table summarizes shares of Common Stock issued pursuant to equity awards under the Plan during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares Issued
Restricted stock vesting	-	-	116,919	17,921
Stock option exercises (1)	-	82,520	215,730	104,530
Total shares issued	-	82,520	332,649	122,451

(1) Stock option proceeds of $30,000 reflected in the Condensed Consolidated Statements of Shareholders’ Equity for the three months ended September 30, 2026 relate to exercises that occurred in the second quarter of 2026. See the Condensed Consolidated Statements of Shareholders' Equity.

The Company’s 2019 Employee Stock Purchase Plan (the “ESPP”) was terminated by the Board of Directors on February 16, 2026, effective July 1, 2026, following completion of the offering period ended June 30, 2026. No further offering periods under the ESPP will commence. Under the ESPP, eligible employees could purchase common stock at a 15% discount to the lower of the fair market value on the first or last day of each six-month offering period; the fair value of the purchase rights was estimated using the Black-Scholes option pricing model. During the nine months ended September 30, 2026 and 2025, 4,381 shares and 11,483 shares were issued under the ESPP at $5.69 and $6.09 per share, respectively. No shares were issued during the three months ended September 30, 2026 or 2025. ESPP-related stock-based compensation expense totaled zero dollars and $8,000 for the three months ended September 30, 2026 and 2025, respectively, and $10,000 and $50,000 for the nine months ended September 30, 2026 and 2025, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

The Company pledged substantially all of its assets in support of the Credit Agreement. The Credit Agreement contains standard financial covenants, including, but not limited to, covenants related to the Company’s senior leverage ratio and fixed charge ratio (as defined under the Credit Agreement) and limitations on liens, indebtedness, guarantees, contingent liabilities, loans and investments, distributions, leases, asset sales, stock repurchases and mergers and acquisitions. As of September 30, 2026, the Company was in compliance with all applicable provisions of the Credit Agreement.

In connection with securing the commitments under the Credit Agreement and the April 20, 2018, October 1, 2020, December 29, 2021 and December 29, 2023 amendments to the Credit Agreement, the Company paid a commitment fee and incurred deferred financing costs totaling $1,039,000, which were capitalized and are being amortized as interest expense over the life of the Credit Facility. Deferred financing costs of $24,000 and $95,000 (net of amortization) as of September 30, 2026, and December 31, 2025, respectively, are presented as long-term assets in the Company’s Consolidated Balance Sheets.

As of September 30, 2026, and December 31, 2025, the Company’s outstanding borrowings under the Revolver totaled zero dollars; and unused borrowing capacity available was approximately $18.3 million and $19.9 million, respectively. There were no outstanding borrowings under the Term Loan at September 30, 2026, and December 31, 2025. On May 9, 2024, the Company issued two standby Letters of Credit for $162,000 each from PNC Bank to a Vietnam client to secure certain performance and advance payment guarantees made to the client on an existing fixed price Data and Analytics Services assignment. As of March 21, 2026 the letters of credit expired without payment and will not be renewed.

The Company is currently in discussions with the lenders to extend the maturity of the Credit Agreement. While the extension has not been finalized as of the date of these financial statements, the Company expects the amendment process to be completed during the fourth quarter of 2026.

9.
Income Taxes

The components of income (loss) before taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Amounts in thousands)
Income (loss) before income taxes:
Domestic	$(220)	$791	$(529)	$(2,213)
Foreign	470	444	1,434	1,896
Income (loss) before income taxes:	$250	$1,235	$905	$(317)

The Company has foreign subsidiaries that generate revenues from non-U.S.-based clients and provide services to the Company’s U.S. operations. As a result, a portion of the Company's earnings is subject to the foreign tax jurisdictions, which may have tax rates that differ from those in the United States.

The provision (benefit) for income taxes, as shown in the accompanying Financial Statements, consisted of the following for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Amounts in thousands)
Current provision (benefit):
Federal	$(31)	$(179)	$(478)	$(442)
State	19	13	(2)	(35)
Foreign	228	250	522	689
Total current provision (benefit)	216	84	42	212
Deferred provision (benefit):
Federal	44	245	649	(116)
State	7	49	110	(18)
Foreign	(24)	(90)	(67)	(32)
Total deferred provision (benefit)	27	204	692	(166)
Change in valuation allowance	-	6	-	-
Total provision (benefit) for income taxes	$243	$294	$734	$46

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision (benefit) for income taxes for the three and nine months ended September 30, 2026 and 2025, were as follows (amounts in thousands):

(Amounts in thousands)	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
Income taxes computed at the federal statutory rate	$53	21.0%	$259	21.0%
State income taxes, net of federal tax benefit	26	10.4	64	5.2
Stock-based compensation shortfalls	0	—	163	13.2
Non-deductible executive compensation	63	25.2	—	—
Difference in income tax rate on foreign earnings/other	101	40.6	(198)	(16.1)
Change in valuation allowance	—	—	6	0.5
	$243	97.2%	$294	23.8%

(Amounts in thousands)	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
Income taxes computed at the federal statutory rate	$190	21.0%	$(67)	(21.0)%
State income taxes, net of federal tax benefit	108	11.9	(51)	(16.1)
Stock-based compensation shortfalls	116	12.8	155	48.9
Non-deductible executive compensation	206	22.8	—	—
Difference in income tax rate on foreign earnings/other	114	12.6	9	2.7
	$734	81.1%	$46	14.5%

As of September 30, 2026 and December 31, 2025, the Company maintained a valuation allowance of approximately $435,000 against net operating losses in Ireland and the United Kingdom that may not be realized.

10.
Shareholders’ Equity

On February 16, 2026, the Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $5.0 million of its outstanding common stock. Repurchases under the program may be made from time to time through privately negotiated transactions, block purchases, or other means, and the program may be modified, suspended, or terminated at any time at the discretion of the Board. The timing and amount of repurchases, if any, will depend on business, market, and economic conditions, as well as other factors. No repurchases were made under this program during the three and nine months ended September 30, 2026.

Additionally, the Company may repurchase shares from time to time to satisfy employee tax withholding obligations related to its Stock Incentive Plan. The Company did not repurchase any shares for this purpose during the three and nine months ended September 30, 2026.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Numerator:
Net income (loss)	$7	$941	$171	$(363)

Denominator:
Weighted-average basic shares outstanding	12,029	11,762	11,956	11,761
Effect of dilutive share-based awards	137	183	107	-
Weighted-average diluted shares	12,166	11,945	12,063	11,761

Basic earnings per share	$0.00	$0.08	$0.01	$(0.03)
Diluted earnings per share	$0.00	$0.08	$0.01	$(0.03)

Anti-dilutive shares excluded	2,321	2,330	2,497	3,169

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Amounts in thousands)
Revenues:
Data & AI	$14,122	$15,160	$40,190	$46,894
Talent	27,865	33,336	84,327	99,016
Total revenues	$41,987	$48,496	$124,517	$145,910
Cost of Revenues:
Data & AI	$8,403	$9,103	$24,336	$28,664
Talent	21,419	25,678	64,992	76,819
Total cost of revenues[1]	$29,822	$34,781	$89,328	$105,483
Gross Profit:
Data & AI	$5,719	$6,057	$15,854	$18,230
Talent	6,446	7,658	19,335	22,197
Total gross profit[1]	$12,165	$13,715	$35,189	$40,427
Gross Margin %:
Data & AI	40.5%	40.0%	39.4%	38.9%
Talent	23.1%	23.0%	22.9%	22.4%
Total gross margin %[1]	29.0%	28.3%	28.3%	27.7%
Sales & Marketing Expenses:
Data & AI	$1,883	$1,488	$6,181	$6,134
Talent	815	1,230	2,795	5,109
Total sales & marketing expenses	$2,698	$2,718	$8,976	$11,243

(1) Gross margin difference between the supplemental segment and consolidated results primarily reflects non-allocated severance expense of $0.1 million and $0.3 million recorded in cost of goods sold during the third quarter of 2026 and 2025 respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Amounts in thousands)
Operations Expenses:
Data & AI	$1,109	$312	$2,841	$1,224
Talent	1,282	1,620	3,679	4,952
Total operations expenses	$2,391	$1,932	$6,520	$6,176
General & Administrative Expenses:
Data & AI	$2,577	$2,620	$7,611	$8,006
Talent	3,732	2,954	10,383	9,709
Total general & administrative expenses	$6,309	$5,574	$17,994	$17,715
Segment operating income (loss):
Data & AI	$150	$1,637	$(779)	$2,866
Talent	617	1,854	2,478	2,427
Subtotal	767	3,491	1,699	5,293
Unallocated Cost:
Amortization of acquired intangible assets	$(604)	$(650)	$(1,811)	$(1,949)
Finance and accounting transition expense	—	(937)	—	(1,625)
Severance expense	(150)	(1,084)	(150)	(2,725)
Interest income (expense), FX, gains (losses) and other, net	237	415	1,167	689
Income (loss) before income taxes	$250	$1,235	$905	$(317)

Below is geographic information related to our revenues from external customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Amounts in thousands)
United States	$40,791	$48,078	$121,751	$144,412
Canada	397	112	537	388
India and Other	799	306	2,229	1,110
Total revenues	$41,987	$48,496	$124,517	$145,910

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

Critical Accounting Policies

Please refer to Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a more detailed discussion of our significant accounting policies and critical accounting estimates. There were no material changes to these critical accounting policies during the nine months ended September 30, 2026.

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

Results of Operations for the Three Months Ended September 30, 2026 as Compared to the Three Months Ended September 30, 2025:

Revenues:

Revenues for the three months ended September 30, 2026 totaled $42.0 million, compared to $48.5 million for the corresponding three-month period in 2025. This 13.4% year-over-year revenue decrease reflected a 16.4% revenue decrease in our Talent segment and a 6.8% decline in our Data & AI segment. For the three months ended September 30, 2026, the Company had one client that had revenues in excess of 10% of total revenues (Fidelity 28.5%). For the three months ended September 30, 2025, the Company had three clients that each had revenues in excess of 10% of total revenues (Fidelity = 18.1%, Populus = 12.7% and CGI = 10.4%). The Company’s top ten clients represented approximately 62% and 59% of total revenues for the three months ended September 30, 2026 and 2025, respectively.

Below is a tabular presentation of revenues by reportable segment for the three months ended September 30, 2026 and 2025, respectively:

Revenues (Amounts in millions)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Data & AI	$14.1	$15.2
Talent	27.9	$33.3
Total revenues	$42.0	$48.5

Revenues from our Data & AI segment totaled $14.1 million in the three months ended September 30, 2026, which decreased compared to $15.2 million in the corresponding period last year. The decrease in Data & AI revenues primarily reflects lower time-and-material and staff augmentation engagement volumes compared to the prior-year period, partially offset by increased revenue from fixed-price projects. While bookings have increased during 2026, the associated revenue contribution from recently awarded projects has not yet fully offset the decline in revenue from existing engagements. New bookings in the third quarter of 2026 totaled approximately $10.8 million, compared to bookings of $8.4 million in the third quarter of 2025, reflecting stronger demand for Data & AI services.

Revenues from our Talent segment totaled $27.9 million in the three months ended September 30, 2026, compared to $33.3 million during the corresponding 2025 period. The year-over-year decline in revenue primarily reflects lower billable consultants in 2026. Billable consultants at September 30, 2026 totaled 580-consultants compared to 734-consultants one year earlier. Our average bill rate during the third quarter of 2026 was $92.37 per hour compared to $89.65 per hour in the corresponding 2025 quarter. The increase in average bill rate was due to higher value assignments during the third quarter of 2026 and was reflective of the types of skill sets that we deployed to clients.

Gross Margins:

Gross profit for the third quarter of 2026 totaled $12.0 million, a decrease of $1.4 million compared to the third quarter of 2025. Gross margin was 28.7% in the third quarter of 2026 compared to 27.8% in the corresponding 2025 period. Excluding severance expenses of $0.1 million and $0.3 million in the third quarters of 2026 and 2025, respectively, gross margin increased 70 basis points to 29.0% from 28.3%. This increase was driven by higher gross margins in both the Talent and Data & AI segments.

Below is a tabular presentation of gross margin by reporting segment for the three months ended September 30, 2026 and 2025, respectively:

Gross Margin (excludes severance expense)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Data & AI	40.5%	40.0%
Talent	23.1%	23.0%
Total gross margin	29.0%	28.3%

Gross margins from our Data & AI segment were 40.5% of revenues during the third quarter of 2026, which represented an increase of 50-basis points compared to 40.0% of revenues during the third quarter of 2025. The increase primarily reflected normal fluctuations in project mix and engagement profitability. Including severance expenses of $0.1 million and $0.3 million in the third quarters of 2026 and 2025, respectively, gross margin for the segment increased to 39.7% in 2026 from 38.3% in 2025.

Gross margins from our Talent segment were 23.1% in the third quarter of 2026 compared to 23.0% during the corresponding quarter of 2025. This 10-basis point increase was due to higher quality placements and better pricing on new assignments in 2026.

Selling, General and Administrative (“SG&A”) Expenses:

Below is a tabular presentation of operating expenses by expense category for the three months ended September 30, 2026 and 2025, respectively:

SG&A Expenses (Amounts in millions)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Data & AI Segment
Sales and Marketing	$1.9	$1.5
Operations	1.1	0.3
General & Administrative	2.6	2.6
Subtotal Data & AI	$5.6	$4.4
Talent Segment
Sales and Marketing	$0.8	$1.2
Operations	1.3	1.6
General & Administrative	3.7	3.0
Subtotal Talent	$5.8	$5.8
Amortization of Acquired Intangible Assets	$0.6	$0.7
Severance Expense	0.0	0.8
Finance and Accounting Transition Expense	0.0	0.9
Total SG&A Expenses	$12.0	$12.6

SG&A expenses for the three months ended September 30, 2026, totaled $12.0 million or 28.6% of total revenues, compared to $12.6 million or 26.0% of total revenues for the three months ended September 30, 2025. When excluding the amortization of acquired intangible assets in both periods and the severance expense and finance and accounting transition expense in 2025, SG&A expense as a percentage of total revenues was 27.1% and 21.0%, respectively.

Fluctuations within SG&A expense components during the third quarter of 2026, compared to the third quarter of 2025, included the following:

•
Sales and marketing expense was flat from the corresponding 2025 period. Sales and marketing expense in our Data & AI segment increased by $0.4 million, primarily reflecting higher payroll and related costs, as well as an increase in marketing costs. Sales and marketing expense in our Talent segment decreased by $0.4 million, primarily due to lower payroll and related costs.
•
Operations expenses increased by $0.5 million in the 2026 period compared to the corresponding 2025 period. Operations expense increased by $0.8 million in our Data & AI segment due to AI-related personnel investments and decreased by $0.3 million in our Talent segment due to lower payroll and related costs.
•
General and administrative expenses increased by $0.7 million in the 2026 period compared to the corresponding 2025 period. General and administrative expenses in the Data & AI segment were unchanged compared with the prior-year period. General and administrative expenses in the Talent segment increased by $0.7 million, primarily reflecting $0.5 million in higher salary and related costs, and an increase in both legal expenses and facilities costs.
•
Amortization of acquired intangible assets decreased slightly to $0.6 million, as some intangibles became fully amortized.
•
Finance and accounting transition expense was $0.9 million and severance expense was $0.8 million in the 2025 period, compared to no significant expense in the third quarter of 2026. These costs related to the Company's transition of its finance and accounting function to India and consisted primarily of severance, duplicate personnel costs during the transition period, and travel associated with training and knowledge transfer.

Other Income / (Expense) Components:

Other Income / (Expense) for the three months ended September 30, 2026, consisted of interest income of $266,000 and foreign exchange losses of ($29,000). For the three months ended September 30, 2025, Other Income / (Expense) consisted of interest income of $266,000 and foreign exchange gains of $149,000.

Income Tax Expense:

Income tax expense for the three months ended September 30, 2026, totaled $243,000, representing an effective tax rate on pre-tax income of 97.2%, compared with income tax expense of $294,000 for the three months ended September 30, 2025, which represented an effective tax rate on pre-tax income of 23.8%. The 2026 effective tax rate was significantly higher than the statutory rate, primarily due to non-deductible executive compensation, foreign and other items, and state taxes, applied to near break-even pre-tax income of $250,000.

Results of Operations for the Nine Months Ended September 30, 2026 as Compared to the Nine Months Ended September 30, 2025:

Revenues:

Revenues for the nine months ended September 30, 2026 totaled $124.5 million, compared to $145.9 million for the corresponding nine-month period in 2025. This 14.7% year-over-year revenue decrease reflected a 14.8% revenue decrease in our Talent segment and a 14.3% decline in our Data & AI segment. For the nine months ended September 30, 2026 the Company had one client that had revenues in excess of 10% of total revenues (Fidelity 26.6%). For the nine months ended September 30, 2025, the Company had three clients that each had revenues in excess of 10% of total revenues (Fidelity = 15.4%, Populus = 12.3% and CGI = 11.1%). The Company’s top ten clients represented approximately 60% and 58% of total revenues for the nine months ended September 30, 2026 and 2025, respectively.

Below is a tabular presentation of revenues by reportable segment for the nine months ended September 30, 2026 and 2025, respectively:

Revenues (Amounts in millions)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Data & AI	$40.2	$46.9
Talent	84.3	99.0
Total revenues	$124.5	$145.9

Revenues from our Data & AI segment totaled $40.2 million for the nine months ended September 30, 2026, which decreased compared to $46.9 million in the corresponding period in 2025. The decrease in Data & AI revenues primarily reflects lower time-and-material and staff augmentation engagement volumes entering 2026, partially offset by higher fixed-price revenue in the third quarter. As newer projects ramp up, the year-over-year revenue decline has moderated in recent quarters. Order bookings for the first nine months of 2026 totaled approximately $38.0 million, compared with $32.7 million for the corresponding period in 2025, reflecting stronger demand for Data & AI services.

Revenues from our Talent segment totaled $84.3 million in the nine months ended September 30, 2026, compared to $99.0 million during the corresponding 2025 period. The year-over-year decline in revenue primarily reflects lower billable consultants in 2026. Billable consultants at September 30, 2026 totaled 580-consultants compared to 734-consultants one year earlier.

Gross Margins:

Gross profits in the nine months ended September 30, 2026 totaled $35.1 million compared to $40.2 million in the corresponding period last year. Gross profit as a percentage of revenue was 28.2% for the nine months ended September 30, 2026, compared to 27.5% during the same period of 2025. Excluding severance expenses of $0.1 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively, gross margin increased 60 basis points to 28.3% from 27.7%.

Below is a tabular presentation of gross margin by reporting segment for the nine months ended September 30, 2026 and 2025, respectively:

Gross Margin (excludes severance expense)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Data & AI	39.4%	38.9%
Talent	22.9%	22.4%
Total gross margin	28.3%	27.7%

Gross margins from our Data & AI segment were 39.4% of revenues during the nine months ended September 30, 2026, which represented an increase of 50-basis points compared to 38.9% of revenues during the corresponding period of 2025. The increase primarily reflected normal fluctuations in project mix and engagement profitability. Including severance expenses of $0.1 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively, gross margin for the segment increased to 39.2% in 2026 from 38.3% in 2025.

Gross margins from our Talent segment were 22.9% in the nine months ended September 30, 2026, compared to 22.4% during the corresponding period of 2025. This 50-basis point increase was due to higher quality placements and better pricing on new assignments in 2026.

Selling, General and Administrative (“SG&A”) Expenses:

Below is a tabular presentation of operating expenses by expense category for the nine months ended September 30, 2026 and 2025, respectively:

SG&A Expenses (Amounts in millions; amounts may not sum due to rounding)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Data & AI Segment
Sales and Marketing	$6.2	$6.1
Operations	2.8	1.2
General & Administrative	7.6	8.1
Subtotal Data & AI	$16.6	$15.4
Talent Segment
Sales and Marketing	$2.8	$5.1
Operations	3.7	5.0
General & Administrative	10.4	9.7
Subtotal Talent	$16.9	$19.8
Amortization of Acquired Intangible Assets	$1.8	$1.9
Severance Expense	0.0	2.5
Finance and Accounting Transition Expense	0.0	1.6
Total SG&A Expenses	$35.3	$41.2

SG&A expenses for the nine months ended September 30, 2026, totaled $35.3 million or 28.4% of total revenues, compared to $41.2 million or 28.2% of total revenues for the nine months ended September 30, 2025. When excluding the amortization of acquired intangible assets in both periods and the severance expense and finance and accounting transition expense in 2025, SG&A expense as a percentage of total revenues was 26.9% and 24.1%, respectively.

Fluctuations within SG&A expense components during the first nine months of 2026, compared to the first nine months of 2025, included the following:

•
Sales and marketing expense was $2.2 million lower in the 2026 period compared to the corresponding 2025 period. Sales and marketing expense in our Data & AI segment increased by $0.1 million, primarily due to marketing costs, partially offset by lower payroll and related expense. Sales and marketing expense in our Talent segment decreased by $2.3 million, resulting from lower payroll and related costs, as well as reduced marketing spend.
•
Operations expenses increased by $0.3 million in the 2026 period compared to the corresponding 2025 period. Operations expense in the Data & AI segment increased by $1.6 million, primarily due to AI-related personnel investments. Operations expense in the Talent segment decreased by $1.3 million, primarily due to workforce reductions.
•
General and administrative expenses increased by $0.2 million in the 2026 period compared to the corresponding 2025 period. General and administrative expenses in our Data & AI segment decreased by $0.5 million primarily due to lower payroll and related costs, partially offset by higher facility costs. In our Talent segment, general and administrative expenses increased by $0.7 million primarily due to payroll and related costs.
•
Amortization of acquired intangible assets decreased by $0.1 million compared with the corresponding period in 2025, as a portion of our intangible assets became fully amortized.

•
SG&A included severance expense and finance and accounting transition expense of $2.5 million and $1.6 million in the 2025 period, respectively, compared to no significant expenses in the 2026 period. The expenses related to the departure of the Company's former Chief Financial Officer and Talent segment Sales Management, and the Company's transition of its finance and accounting function to India which consisted primarily of severance, duplicate personnel costs during the transition period, and travel associated with training and knowledge transfer.

Other Income / (Expense) Components:

Other Income / (Expense) for the nine months ended September 30, 2026, consisted of interest income of $814,000 and foreign exchange gains of $352,000. For the nine months ended September 30, 2025, Other Income / (Expense) consisted of interest income of $571,000 and foreign exchange gains of $118,000. The higher level of interest income primarily reflected higher average cash balances during the current nine month period.

Income Tax Expense:

Income tax expense for the nine months ended September 30, 2026, totaled $734,000, representing an effective tax rate on pre-tax income of 81.1%, compared to income tax expense of $46,000 for the nine months ended September 30, 2025, which represented an effective tax rate on a pre-tax loss of (14.5%). The higher effective tax rate in the 2026 period primarily reflected non-deductible executive compensation, unfavorable tax effects associated with stock-based compensation and foreign and other items, and state taxes.

Liquidity and Capital Resources:

Financial Conditions and Liquidity:

As of September 30, 2026, we had no bank debt, cash balances on hand of $37.9 million and approximately $18.3 million of borrowing capacity under our existing credit facility.

Historically, we have funded our organic business needs with cash generated from operating activities. Controlling our operating working capital levels by closely managing our accounts receivable balance is an important element of cash generation. As of September 30, 2026, our accounts receivable “days sales outstanding” (“DSOs”) increased to 56-days, compared to 55-days reported at September 30, 2025.

We believe that cash provided by operating activities, cash balances on hand and current availability under our credit facility will be adequate to fund our business needs and support our share repurchase program that we announced in February 2026 over the next twelve months, absent any acquisition-related activities.

Cash flows provided by (used in) operating activities:

Cash provided by operating activities for the nine months ended September 30, 2026, totaled $1.7 million compared to $6.8 million provided by operating activities during the nine months ended September 30, 2025. Operating cash flows for the 2026 period were driven by net income of $0.2 million, non-cash charges of $6.0 million, and a ($4.5) million use of cash from changes in operating working capital. The use of cash from working capital was primarily attributable to a decrease in accrued payroll and related costs, as well as an increase in prepaid and other current assets, and to a lesser extent decreases in accounts payable and other accrued liabilities. These uses of cash were partially offset by a decrease in accounts receivable.

In the prior year period, cash provided by operating activities reflected a net loss of ($0.4) million, non-cash charges of $5.2 million, and a $1.9 million source of cash from changes in operating working capital, primarily attributable to a decrease in accounts receivable and an increase in accrued payroll and related costs, partially offset by a decrease in accounts payable and an increase in prepaid and other current assets.

Cash flows (used in) investing activities:

Cash (used in) investing activities was ($0.4) million in both the nine months ended September 30, 2026 and 2025. Investing activities in both periods consisted primarily of capital expenditures and changes in non-current deposits.

Cash flows provided by (used in) financing activities:

Cash provided by financing activities for the nine months ended September 30, 2026 totaled $0.8 million and consisted primarily of proceeds from the exercise of stock options of $0.8 million, and a small amount from the issuance of common shares related to our Employee Stock Purchase Plan. Cash used in financing activities for the nine months ended September 30, 2025, totaled ($1.0) million and consisted primarily of treasury stock purchases of ($1.6) million, partially offset by proceeds from the exercise of stock options of $0.5 million and the issuance of common shares related to our Employee Stock Purchase Plan.

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

Interest Rates

As of September 30, 2026, we had no outstanding borrowings under the Credit Agreements — Refer to Note 8 — “Credit Facility” in the Notes to Condensed Consolidated Financial Statements, included herein.

Currency Fluctuations

The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s subsidiary in Canada is the U.S. dollar because the majority of its revenue is denominated in U.S. dollars. The functional currencies of the Company’s Indian and European subsidiaries are the local currency of the location of such subsidiary. The results of operations of the Company’s Indian and European subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s Indian and European subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Shareholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense), net in the Condensed Consolidated Statements of Operations, and have not been material for all periods presented. A hypothetical 10% increase or decrease in overall foreign currency rates in the first nine months of 2026 would not have had a material impact on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our Common Stock repurchased during the quarter ended September 30, 2026 is set forth in the following table:

Period	Total Number of Shares Purchased (2)	Average Price per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollars that May Yet Be Used Under this Plan or Programs (2)
July 1, 2026 — July 31, 2026	—	$—	—	5,000,000
August 1, 2026 — August 31, 2026	—	$—	—	5,000,000
September 1, 2026 — September 30, 2026	—	$—	—	5,000,000
Total	—	$—	—	5,000,000
(1)
On February 16, 2026, the Company’s Board of Directors authorized a new share repurchase program pursuant to which the Company may repurchase up to $5.0 million of its common stock. Repurchases under the program may occur from time to time in the open market, through privately negotiated transactions, through block purchases or other purchase techniques, or by any combination of such methods, and the program may be modified, suspended or terminated at any time at the discretion of the Company’s Board of Directors. The authorization became effective on February 16, 2026. The Company did not repurchase any shares of its Common Stock during the quarter ended September 30, 2026. As of September 30, 2026, $5.0 million remained available for repurchase under the program.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans of Directors and Section 16 Officers

During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

(a) Exhibits

3.1

Second Amended and Restated Bylaws of Mastech Digital, Inc., effective August 5, 2026, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2026.

10.1

Restricted Stock Unit Agreement between Mastech Digital, Inc. and Nirav Patel, dated August 1, 2026, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2026.

10.2

Restricted Stock Unit Agreement between Mastech Digital, Inc. and Kannan Sugantharaman, dated August 10, 2026, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 14, 2026.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of October, 2026.

MASTECH DIGITAL, INC.

October 30, 2026	/s/ NIRAV PATEL
Nirav Patel
Chief Executive Officer

/s/ KANNAN SUGANTHARAMAN
Kannan Sugantharaman
Chief Financial Officer
(Principal Financial Officer)